Form 10-Q
period 1995-10-31
ACCELR8 TECHNOLOGY CORP
filed 1995-12-15
CIK 727207

                                CONFORMED COPY
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number:  0-11485

                        ACCELR8 TECHNOLOGY CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Colorado                                    84-1072256
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

            303 East 17th Avenue, Suite 108, Denver, Colorado 80203
            -------------------------------------------------------
                   (Address of principal executive offices)

                                (303) 863-8088
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes __x__ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
           Class of Securities                  (as of November 30, 1995)
           -------------------                         --------------------

           Common Stock, no par value                  21,970,000

                                     INDEX

                        ACCELR8 TECHNOLOGY CORPORATION


PART I.  FINANCIAL INFORMATION

                                                                        Page
                                                                        ----

Item 1.  Financial Statements
         --------------------

     Balance Sheets:
     As of October 31, 1995 (unaudited) and July 31, 1995                3

     Statements of Operations (unaudited):
     For the three months ended October 31, 1995 and 1994                4

     Statements of Cash Flows (unaudited):
     For the three months ended October 31, 1995 and 1994                5

     Notes to Financial Statements                                       6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         6

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                7

     Signatures                                                            8

                        ACCELR8 TECHNOLOGY CORPORATION
                                BALANCE SHEETS


                                    ASSETS

                                      October 31, 1995
                                         (Unaudited)            July 31, 1995
                                    ---------------------    -----------------


Current Assets:
  Cash and cash equivalents         $    628,009             $ 437,425
  Accounts receivable                    222,454               292,536
  Prepaid expenses                             0                 1,170
                                        --------             ---------
  Total Current Assets                   850,463               731,131
                                        --------             ---------

Property and Equipment:
  Computer equipment                     250,091               248,620
  Furniture and fixtures                  11,231                11,231
                                        --------             ---------
    Total Property and Equipment         261,322               259,851
    Less accumulated depreciation        195,061               189,345
                                        --------             ---------
    Net Property and Equipment            66,261                70,505
                                        --------             ---------

Software Development Cost:
  Software development cost              847,468               826,038
  Less accumulated amortization          675,023               650,023
                                        --------             ---------
  Net Software Development Cost          172,445               176,015

  TOTAL ASSETS                       $ 1,089,169             $ 977,651
                                       =========              ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                   $    66,390             $  60,141
  Accrued liabilities                     28,869                30,773
  Deferred revenue                         8,350                     0
  Deferred maintenance                    81,718                89,801
                                      ----------              --------
  Total Current Liabilities              185,327               180,715
                                      ----------              --------

Product Development Advance               50,000                50,000
                                      ----------              --------


                        ACCELR8 TECHNOLOGY CORPORATION
                                BALANCE SHEETS
                                  (Continued)


                                        October 31, 1995
                                          (Unaudited)          July 31, 1995
                                      -------------------    -----------------


Shareholders' Equity:
  Common stock, no par value:
    55,000,000 shares authorized;
    21,970,000 shares issued and
    outstanding                         1,970,970              1,970,970
  Contributed capital                      41,449                 41,449
  Accumulated deficit                  (1,158,577)            (1,265,483)
                                        ---------              ---------
  Total Shareholders' Equity              853,842                746,936
                                        ---------              ---------

  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $ 1,089,169            $   977,651
                                        =========              =========


                        ACCELR8 TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three Months Ended       Three Months Ended
                                   October 31, 1995          October 31, 1994
                                  ------------------       ------------------


Revenues:
  Product license and customer
    support fees                  $   116,815              $   218,541
  Resale of software purchased         57,154                   56,382
 Consulting                           166,477                    9,250
                                   ----------               ----------
    Total Revenues                    340,446                  284,173
                                   ----------               ----------

Expenses:
   General and administrative          60,358                   73,856
   Marketing and advertising           79,255                   94,991
   Research and development            77,730                   69,159
   Software purchased for resale       23,350                   22,523
                                  -----------               ----------
    Total Expenses                    240,693                  260,529
                                  -----------               ----------

Income (Loss) from operations          99,753                   23,644

Interest income                         7,153                    1,030
                                  -----------               ----------

Net Income (Loss)                $    106,906              $    24,674
                                  ===========               ==========

Weighted average shares
  outstanding                      26,364,000               21,970,000
                                  ===========               ==========

Net income (loss) per share      $        *                $       *
                                  ===========               ==========

*  Less than $.01 per share


                        ACCELR8 TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                        Three Months Ended   Three Months Ended
                                         October 31, 1995     October 31, 1994
                                        -----------------   ------------------


Cash flows from operating activities:
  Cash received from product license
    and support fees                    $     209,948       $    200,895
  Cash received from resale of
    purchased software                         87,741             39,705
   Cash received from consulting fees         114,009              9,250
  Cash paid to suppliers and employees       (205,366)          (194,074)
  Interest received                             7,153              1,030
                                         ------------        -----------
Net cash provided by operating
     activities                               213,485             56,806
                                         ------------        -----------
Cash flows from investing activities:
  Software development costs                  (21,430)           (22,519)
  Purchase of computer equipment               (1,471)                 0
                                         ------------        -----------
Net cash used in investing activities         (22,901)           (22,519)
                                         ------------        -----------

Cash flows from financing activities:
   Payments of product development
         advance                                    0                  0
                                         ------------        -----------
Net cash used in financing activities               0                  0
                                         ------------        -----------

Net increase (decrease) in cash and
    cash equivalents                          190,584             34,287
Cash and cash equivalents at beginning
  of period                                   437,425             85,325
                                         ------------        -----------
Cash and cash equivalents at end of
  period                                 $    628,009        $   119,612
                                         ============        ===========


                        ACCELR8 TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  (Continued)


                                        Three Months Ended   Three Months Ended
                                         October 31, 1995     October 31, 1994
                                        -----------------   ------------------


Reconciliation of net income (loss) to
  net cash provided by (used in)
  operating activities:
  Net income (loss)                     $    106,906        $       24,674
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization             30,715                38,280
          Net change in assets and
             liabilities:
               Accounts receivable            70,082               (34,323)
               Prepaids                        1,170                     0
               Accounts payable and
                     accrued liabilities       4,345                18,938
               Deferred revenue                8,350                     0
               Deferred maintenance           (8,083)                9,237
                                         -----------            ----------
Net cash provided by operating
   activities                            $    213,485       $       56,806
                                         ===========            ==========


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         NOTE TO FINANCIAL STATEMENTS

Note 1.  Accounting Policies

     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1995 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Changes in Result of Operations:  1995 Compared to 1994

     Revenues for the quarter were $340,446, while revenues during the corresponding quarter of the previous fiscal year were $284,173. Sales to Telos Federal Systems of $105,688 represented in excess of ten percent of the total revenues generated during the quarter. Product license and customer support fees decreased by $101,726 while consulting fees increased by $157,227 as compared to the previous corresponding quarter. These changes are consistent with a change in emphasis during fiscal 1995 on marketing its services rather than products alone.

     General and administrative expenses for the quarter were $60,358, while those same expenses were $73,856 during the corresponding quarter of the previous year. This decrease is largely due to a decrease in personnel expense which decrease is partially offset by increases in health insurance premiums.

     During the quarter, marketing and advertising expenses were $79,255, compared with $94,991 for the corresponding quarter of the previous year. This decrease is the result of a decrease in consulting expense offset to some extent by an increase in commission and documentation expenses during the current quarter as compared to the corresponding quarter of the previous year.

     Research and development expenses were $77,730, compared with $69,159 for the corresponding quarter of the previous year. This increase is due to a greater amount of salary for the technical staff being expensed due to the increase in consulting services being performed during the current quarter plus cost of a consultant to meet delivery requirements of a major customer. Amoritzation of software costs has decreased during the current quarter due to a decreasing amount of capitalized software.

     During the quarter, cost of software purchased for resale was $23,350 compared with $22,523 for the corresponding quarter of the previous year.

<PAGE 9>

     Interest income was $7,153 compared with $1,030 for the corresponding quarter of the previous year. This increase is largely due to a greater amount of invested cash resulting from an increase in cash generated by operations.

     The Company was profitable during the quarter, experiencing a net income of $106,906 compared with a net income of $24,674 during the corresponding quarter of the previous year. This increase in profitability was the result of an increase in sales of $56,273 plus a decrease in expenses of $19,835 and an increase in interest income of $6,123.

Capital Resources and Liquidity

     At quarter end (October 31, 1995) as compared to the Company's most recent fiscal year end (July 31, 1995), current assets increased 16% from $731,131 to $850,462 and the Company's liquidity, as measured by available cash, increased by 44% from $437,425 to $628,008. The increase in current assets was attributable to an increase (17%) in cash and accounts receivable during the quarter compared to the year end figure. During the same period, shareholders' equity increased 14% from $746,936 to $853,842 as a result of the net profit described above.

     Major capital needs in the near future will be for administrative expenses, sales and marketing of finished products, and continued costs for development and enhancements of software products.


ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule (filed electronically only)

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned duly authorized person.

                               ACCELR8 TECHNOLOGY CORPORATION


Date: December 14, 1995  By:  /s/ Thomas V. Geimer
                              ---------------------------------------------
                              Thomas V. Geimer, Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
-------      -----------                                              ----


EX-27        Financial Data Schedule
