Form 10-Q
period 1996-01-31
ACCELR8 TECHNOLOGY CORP
filed 1996-03-18
CIK 727207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Shares Outstanding
           Class of Securities                     (as of February 29, 1996)
           -------------------                      -----------------------

           Common Stock, no par value                       21,970,000

                                     INDEX

                        ACCELR8 TECHNOLOGY CORPORATION


PART I.  FINANCIAL INFORMATION

                                                                        Page
                                                                        ----

Item 1.  Financial Statements
         --------------------

     Balance Sheets:
     As of January 31, 1996 (unaudited) and July 31, 1995                3

     Statements of Operations (unaudited):
     For the six and three months ended January 31, 1996
       and 1995                                                          5

     Statements of Cash Flows (unaudited):
     For the six months ended January 31, 1996 and 1995                  6

     Notes to Financial Statements
     For the six and three months ended January 31, 1996
       and 1995                                                          7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                9

Signatures                                                               9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                        ACCELR8 TECHNOLOGY CORPORATION
                                BALANCE SHEETS

                                    ASSETS


                                         January 31, 1996
                                            (Unaudited)        July 31, 1995
                                         ----------------     ---------------


Current Assets:
  Cash and cash equivalents              $      881,280       $      437,425
  Accounts receivable                            96,908              292,536
  Prepaid expenses                                    0                1,170
                                             ----------          -----------
  Total current assets                          978,188              731,131
                                             ----------          -----------

Property and Equipment:
  Computer equipment                            250,051              248,620
  Furniture and fixtures                         11,231               11,231
                                             ----------          -----------
    Total property and equipment                261,282              259,851
    Less accumulated depreciation               200,756              189,346
                                             ----------          -----------
    Net property and equipment                   60,526               70,505
                                             ----------          -----------

Software Development Costs:
  Software development costs                    866,641              826,038
  Less accumulated amortization                 695,023              650,023
                                             ----------          -----------
  Net software development costs                171,618              176,015

  TOTAL ASSETS                           $    1,210,332       $      977,651
                                             ==========          ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                       $       40,911       $       60,141
  Accrued liabilities                            28,954               30,773
  Product development advance                    50,000               50,000
  Deferred maintenance                           76,925               89,801
                                             ----------          -----------
  Total current liabilities                     196,790              230,715
                                             ----------          -----------


                        ACCELR8 TECHNOLOGY CORPORATION
                                BALANCE SHEETS
                                  (Continued)


                                         January 31, 1996
                                            (Unaudited)        July 31, 1995
                                         ----------------     ---------------


Shareholders' Equity:
  Common stock, no par value:
    55,000,000 shares authorized;
    21,970,000 shares issued and
    outstanding                               1,970,970            1,970,970
  Contributed capital                            41,449               41,449
  Accumulated deficit                          (998,877)          (1,265,483)
                                             ----------            ---------
  Total shareholders' equity                  1,013,542              746,936
                                             ----------            ---------

  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $    1,210,332       $      977,651
                                             ==========            =========


                        ACCELR8 TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                          Six Months   Six Months   Three Months   Three Months
                            Ended         Ended        Ended          Ended
                           1/31/96       1/31/95      1/31/96        1/31/95
                          ----------   ----------   ------------   ------------


Revenues:
  Product license and
    customer support
    fees                  $  193,157   $  367,262   $     76,341   $    148,721
  Resale of purchased
    software                 118,860       95,466         61,707         39,084
  Consulting fees            399,458      152,750        232,980        143,500
                           ---------    ---------    -----------    -----------
  Total revenues             711,475      615,478        371,028        331,305
                           ---------    ---------    -----------    -----------

Expenses:
  General and
    administrative           104,601      133,456         44,243         59,600
  Marketing and
    advertising              155,598      171,925         76,343         76,934
  Research and
    development              158,592      135,408         80,861         66,249
  Software purchased
    for resale                42,456       46,623         19,106         24,100
                           ---------    ---------    -----------    -----------
  Total expenses             461,247      487,412        220,553        226,883
                           ---------    ---------    -----------    -----------

Income from operations       250,228      128,066        150,475        104,422

Interest income               16,378        2,613          9,225          1,583
                           ---------    ---------    -----------    -----------

Net Income                $  266,606   $  130,679        159,700        106,005
                           =========    =========    ===========    ===========

Weighted average shares
  outstanding             26,364,000   21,970,000     26,364,000     21,970,000
                          ==========   ==========    ===========    ===========

Net income per share      $      .01   $        *    $         *    $         *
                          ==========   ==========    ===========    ===========

*  Less than $.01 per share


                        ACCELR8 TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                           Six Months Ended   Six Months Ended
                                           January 31, 1996   January 31, 1995
                                           ----------------   ----------------


Cash flows from operating activities:
  Cash received from product license
    and customer support fees              $       314,044    $       426,276
  Cash received from resale of
    purchased software                             173,332             83,937
  Cash received from consulting fees               420,897             77,750
  Cash paid to suppliers and employees            (438,762)          (417,578)
  Interest received                                 16,378              2,613
                                            --------------     --------------
Net cash provided by operating activities          485,889            172,998
                                            --------------     --------------
Cash flows from investing activities:
  Software development costs                       (40,603)           (56,847)
  Purchase of computer equipment                    (1,431)                 0
                                            --------------     --------------
Net cash used in investing activities              (42,034)           (56,847)
                                            --------------     --------------
Net increase in cash and cash equivalents          443,855            116,151
Cash and cash equivalents at beginning
  of period                                        437,425             85,325
                                            --------------     --------------
Cash and cash equivalents at end of
  period                                   $       881,280    $       201,476
                                            ==============     ==============

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                               $       266,606    $      130,679
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization                   56,410            79,560
    Net change in assets and liabilities:
      Accounts receivable                          195,628           (27,515)
      Prepaid expenses                               1,170                 0
      Accounts payable and accrued
        liabilities                                (21,049)           19,875
      Customer deposits                                  0           (36,000)
      Deferred maintenance                         (12,876)            6,399
                                            --------------     -------------

Net cash provided by operating activities  $       485,889    $      172,998
                                            ==============     =============

                        ACCELR8 TECHNOLOGY CORPORATION
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE SIX AND THREE MONTHS ENDED JANUARY 31, 1996 AND 1995

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

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Changes in Result of Operations:  1996 Compared to 1995

     Revenues for the six and three months ended January 31, 1996 were $711,475 and $371,028, respectively, while revenues during the corresponding periods of the previous fiscal year were $615,478 and $331,305, respectively. Specifically, revenues related to product license and customer support fees for the six months ended January 31, 1996 compared to the same period in 1995 decreased by 47%, from $367,262 to $193,157. Revenues generated from the resale of software for the six months ended January 31, 1996 compared to the same period in 1995 increased by 25%, from $95,466 to $118,860. Revenues from consulting fees for the six months ended January 31, 1996 compared to the same period in 1995 increased 162% from $152,750 to $399,458. These changes in revenue categories are consistent with management's continuing emphasis on marketing its services, rather than on marketing its products on a stand-alone basis as has historically been the Company's emphasis.

     Those sales which represented in excess of 10 percent of the total revenues generated during the six months ended January 31, 1996 included $128,074 (18% of total revenues) and $190,638 (27% of total revenues), respectively, to Electronic Data Systems, headquartered in Plano, Texas ("EDS") and Telos Federal Systems ("Telos"). Those sales which represented in excess of 10 percent of total revenues generated during the quarter ended January 31, 1996, included $101,675 (27% of total revenues) to EDS and $84,950 (23% of total revenues) in sales to Telos. The Company completed its work under the Telos agreement in February 1996. The Company's agreement with EDS, which involves the migration of the application of the Workforce Management product sold by EDS to regional telephone companies, should result in total revenue of $406,750, $128,074 of which, as disclosed above, was recognized in the six month period ended January 31, 1996 and the remainder of which is expected to be recognized in the third and fourth quarters of fiscal 1996.

     General and administrative expenses for the six and three months ended January 31, 1996 were $104,601 and $44,243, respectively, while those same expenses were $133,456 and $59,600, respectively, during the corresponding periods of the previous fiscal year. These decreases are largely due to a decrease in salary expense, resulting from the elimination of a salaried position.

     During the six and three months ended January 31, 1996, marketing and advertising expenses were $155,598 and $76,343, respectively, compared with $171,925 and $76,934, respectively, for the corresponding periods of the previous fiscal year. This decrease for the six month period resulted primarily from a decrease in consulting and marketing expense partially offset by an increase in travel expense.

     The Company continues to devote a substantial portion of its resources to the development and enhancement of its products. Consequently, research and development expenses continued to comprise a significant portion of the Company's overall operating expenses. For the six and three months ended January 31, 1996, research and development expenses amounted to $158,592 and $80,861, respectively, compared with $135,408 and $66,249, respectively, for the corresponding periods of the previous fiscal year. These increases were largely due to contract labor and personnel costs associated with the Telos contract. These increased costs were partially offset by a decrease in the amortization of software costs capitalized. Amortization costs are decreasing as less effort is being expended on development of new products.

     During the six and three months ended January 31, 1996, software purchased for resale amounted to $42,456 and $19,106, respectively, compared with $46,623 and $24,100, respectively, for the corresponding periods of the previous fiscal year. These costs vary with the amount and product mix of software sold.

     The Company experienced net income of $266,606 for the six months ended January 31, 1996 and net income of $159,700 for the three months ended January 31, 1996, compared with net income of $130,679 and net income of $106,005 for the corresponding periods of the previous fiscal year. These increases in net profit are the result primarily of an increase in revenue, while total expenses remained fairly constant over the aforementioned periods.

Capital Resources and Liquidity

     During the six month period ended January 31, 1996, the Company's liquidity increased, in comparison to the same period in fiscal 1995, as a result of increased revenues and a decrease in expenses relative to the revenues generated. Current assets increased 34%, from $731,131 to $978,188. Total assets increased 24%, from $977,651 to $1,210,332. Shareholders' equity increased 36%, from $746,936 to $1,013,542, as a result of the net income of $266,606 during the period.

General

     As of December 31, 1995, options representing the right to purchase 2,900,000 shares of the Company's common stock at a price of $.07 per share, held by the Company's former president, expired unexercised and, accordingly, the number of shares of common stock issuable upon exercise of currently outstanding options and/or warrants was reduced as of that date from 9,700,000 to 6,800,000.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned duly authorized person.

                               ACCELR8 TECHNOLOGY CORPORATION


Date: March 15, 1996       By: /s/ Thomas V. Geimer
                               ---------------------------------------------
                               Thomas V. Geimer, Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
-------      -----------                                              ----


EX-27        Financial Data Schedule
