Form 10-Q
period 1996-04-30
ACCELR8 TECHNOLOGY CORP
filed 1996-06-11
CIK 727207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

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

                                                        Shares Outstanding
           Class of Securities                         (as of May 31, 1996)
           -------------------                         --------------------

           Common Stock, no par value                       21,970,000

                                     INDEX

                        ACCELR8 TECHNOLOGY CORPORATION


PART I.  FINANCIAL INFORMATION

                                                                        Page
                                                                        ----

Item 1.  Financial Statements
         --------------------

     Balance Sheets:
     As of April 30, 1996 (unaudited) and July 31, 1995                  3

     Statements of Operations (unaudited):
     For the nine and three months ended April 30, 1996
       and 1995                                                          4

     Statements of Cash Flows (unaudited):
     For the nine months ended April 30, 1996 and 1995                   5

     Note to Financial Statements
     For the nine and three months ended April 30, 1996
       and 1995                                                          6

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         6-7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                8
         --------------------------------

Signatures                                                               9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                        ACCELR8 TECHNOLOGY CORPORATION
                                BALANCE SHEETS

                                    ASSETS


                                         April 30, 1996
                                           (Unaudited)        July 31, 1995
                                         --------------       ---------------


Current Assets:
  Cash and cash equivalents              $    1,100,404       $      437,425
  Accounts receivable                           238,029              292,536
  Prepaid expenses                                    0                1,170
                                             ----------          -----------
  Total current assets                        1,338,433              731,131
                                             ----------          -----------

Property and Equipment:
  Computer equipment                            256,400              248,620
  Furniture and fixtures                         11,231               11,231
                                             ----------          -----------
    Total property and equipment                267,631              259,851
    Less accumulated depreciation               206,571              189,346
                                             ----------          -----------
    Net property and equipment                   61,060               70,505
                                             ----------          -----------

Software Development Costs:
  Software development costs                    889,688              826,038
  Less accumulated amortization                 716,023              650,023
                                             ----------          -----------
  Net software development costs                173,665              176,015
                                             ----------          -----------

  TOTAL ASSETS                           $    1,573,158       $      977,651
                                             ==========          ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                       $       20,985       $       60,141
  Accrued liabilities                            31,692               30,773
  Product development advance                    50,000               50,000
  Deferred revenue                                9,000                    0
  Deferred maintenance                           70,879               89,801
                                             ----------          -----------
  Total current liabilities                     182,556              230,715
                                             ----------          -----------

Shareholders' Equity:
  Common stock, no par value:
    55,000,000 shares authorized;
    21,970,000 shares issued and
    outstanding                               1,970,970            1,970,970
  Contributed capital                            41,449               41,449
  Accumulated deficit                          (621,817)          (1,265,483)
                                             ----------            ---------
  Total shareholders' equity                  1,390,602              746,936
                                             ----------            ---------

  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                   $    1,573,158       $      977,651
                                             ==========            =========


                        ACCELR8 TECHNOLOGY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                          Nine Months  Nine Months  Three Months   Three Months
                            Ended         Ended        Ended          Ended
                           4/30/96       4/30/95      4/30/96        4/30/95
                          -----------  -----------  ------------   ------------


Revenues:
  Product license and
    customer support
    fees                  $  454,606   $  499,589   $    261,449   $    132,327
  Resale of purchased
    software                 181,265      210,227         62,405        114,761
  Consulting fees            667,968      234,880        268,511         82,130
                           ---------    ---------    -----------    -----------
  Total revenues           1,303,839      944,696        592,365        329,218
                           ---------    ---------    -----------    -----------

Expenses:
  General and
    administrative           149,128      183,238         44,527         49,782
  Marketing and
    advertising              233,758      257,274         78,160         85,349
  Research and
    development              227,464      218,304         68,872         82,896
  Software purchased
    for resale                73,108       80,713         30,653         34,090
                           ---------    ---------    -----------    -----------
  Total expenses             683,458      739,529        222,212        252,117
                           ---------    ---------    -----------    -----------

Income from operations       620,381      205,167        370,153         77,101

Interest income               28,285        5,944         11,907          3,331
                           ---------    ---------    -----------    -----------

Net income before taxes   $  648,666   $  211,111        382,060         80,432
                           ---------    ---------    -----------    -----------

Current income tax
  provision                    5,000            0          5,000              0
                           ---------    ---------    -----------    -----------

Net Income                $  643,666   $  211,111    $   377,060    $    80,432
                          ==========   ==========    ===========    ===========

Weighted average shares
  outstanding             23,597,826   21,970,000     23,597,826     21,970,000
                          ==========   ==========    ===========    ===========

Net income per share      $      .03   $      .01    $       .02    $         *
                          ==========   ==========    ===========    ===========

*  Less than $.01 per share


                        ACCELR8 TECHNOLOGY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                           Nine Months Ended  Nine Months Ended
                                            April 30, 1996     April 30, 1995
                                           -----------------  -----------------


Cash flows from operating activities:
  Cash received from product license
    and customer support fees              $       576,992    $       619,194
  Cash received from resale of
    purchased software                             252,136            103,021
  Cash received from consulting fees               529,218            160,912
  Cash paid to suppliers and employees            (652,222)          (582,035)
  Interest received                                 28,285              5,945
                                            --------------     --------------
Net cash provided by operating activities          734,409            307,037
                                            --------------     --------------
Cash flows from investing activities:
  Software development costs                       (63,650)           (79,685)
  Purchase of computer equipment                    (7,780)                 0
                                            --------------     --------------
Net cash used in investing activities              (71,430)           (79,685)
                                            --------------     --------------

Net increase in cash and cash equivalents          662,979            227,352
Cash and cash equivalents at beginning
  of period                                        437,425             85,325
                                            --------------     --------------
Cash and cash equivalents at end of
  period                                   $     1,100,404    $       312,677
                                            ==============     ==============

Reconciliation of net income to net cash
  provided by operating activities:
  Net income                               $       643,666    $      211,111
  Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization                   83,225           123,840
    Net change in assets and liabilities:
      Accounts receivable                           54,507           (61,569)
      Prepaid expenses                               1,170                 0
      Accounts payable and accrued
        liabilities                                (38,237)           27,719
      Deferred revenue                               9,000           (24,000)
      Deferred maintenance                         (18,922)           29,935
                                            --------------     -------------

Net cash provided by operating activities  $       734,409    $      307,036
                                            ==============     =============

                        ACCELR8 TECHNOLOGY CORPORATION
                         NOTE TO FINANCIAL STATEMENTS
          FOR THE NINE AND THREE MONTHS ENDED APRIL 30, 1996 AND 1995

Note 1.  Accounting Policies

     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary to present fairly the Company's financial position, results of its operations, and cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1995 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Changes in Result of Operations:  1996 Compared to 1995

     Revenues for the nine and three months ended April 30, 1996 were $1,303,839 and $592,365, respectively, while revenues during the corresponding periods of the previous fiscal year were $944,696 and $329,218, respectively. For the nine months ended April 30, 1996 compared to the same period in 1995, revenue from product licenses and customer support fees decreased 9% to $454,606 from $499,589 and revenues from resale of purchased software decreased 14% to $181,265 from $210,227 while revenues from consulting fees increased 184% from $234,880 to $667,968. The increase in consulting fees and decrease in product licenses and resale of software purchased are consistent with management's continuing emphasis on marketing its services, rather than on marketing its products on a stand-alone basis as has historically been the
Company's emphasis.   The cost of purchased software as a percentage of those
sales increased for the nine months ended April 30, 1996 to 40% from 38% reflecting a difference in the product mix.

     Those sales which represented in excess of 10 percent of the total revenues generated during the nine months ended April 30, 1996 included $278,075 (21% of total revenues) and $208,759 (16% of total revenues), respectively, to Electronic Data Systems, headquartered in Plano, Texas ("EDS") and Telos Federal Systems ("Telos"). The Company completed its work under the Telos agreement in February 1996. The only sale which represented in excess of 10 percent of total revenues generated during the quarter ended April 30, 1996 was $150,000 (25% of total revenues) to EDS. The Company's agreement with EDS, which involves the migration of the application of the Workforce Management product sold by EDS to regional telephone companies, should result in total revenue of approximately $407,000, $208,759 of which, as disclosed above, was recognized in the nine month period ended April 30, 1996 and the remainder of which is expected to be recognized in the fourth quarter of fiscal 1996. Additionally, the Company signed services contracts with Kellogg's (Cereal), Proctor & Gamble Co. and DEBIS (the software development subsidiary of Daimler Benz, Germany). The minimum revenues anticipated from these contracts are approximately $282,000,

$202,000 and $20,000, respectively. These revenues should be recognized during the fourth quarter of this fiscal year and the first quarter of the new fiscal year.

     General and administrative expenses for the nine and three months ended April 30, 1996 were $149,128 and $44,527, respectively, while those same expenses were $183,238 and $49,782 during the corresponding periods of the previous fiscal year. These decreases were largely due to a decrease in salary expense resulting from the elimination of a salaried position.

     During the nine and three months ended April 30, 1996, marketing and advertising expenses were $233,758 and $78,160, respectively, compared with $257,274 and $85,349, respectively, for the corresponding periods of the previous fiscal year, representing a decrease of 9% for the nine month period and a decrease of 8% for the three month period. These cost decreases were primarily the result of decreases in marketing and advertising expense and not incurring outside services during the 1996 periods offset in part by increases in salary in lieu of outside consulting services.

     The Company continues to devote a substantial portion of its resources to the development and enhancement of its products. Consequently, research and development expenses continued to comprise a significant portion of the Company's overall operating expenses. For the nine and three months ended April 30, 1996, research and development expenses amounted to $227,464 and $68,872, compared with expenses of $218,304 and $82,896 for the corresponding periods of the previous fiscal year. The increase for the nine month period was largely due to contract labor and personnel costs associated with the Telos contract.

     During the nine months and three months ended April 30, 1996, net income was $648,666 and $382,060, respectively, compared with net income of $211,111 and $80,432 for the like periods of the previous year. These increased profits in both the nine month and three month periods were the result of increases in revenues and decreases in expenses as a percentage of revenues. These decreases in expenses are attributable to generally larger sales per customer as increasingly more customers are purchasing the services as well as the products offered by the Company.

Changes in Capital Resources and Liquidity

     During the nine month period ended April 30, 1996, the Company's liquidity increased in comparison to the Company's liquidity as of its most recent fiscal year end (July 31, 1995) primarily as a result of the increase in revenues and a decrease in expenses as a percentage of revenues during that nine month period. Specifically, current assets increased 83%, from $731,131 to $1,338,433. Total assets increased 61%, from $977,651 to $1,573,158.
Shareholders' equity increased 87%, from $746,936 to $1,395,603.

     Major capital needs in the near future will be for continued development and enhancements to existing software products as well as development of new technologies and the staffing and training of additional software development personnel for the timely delivery of the Company's services to its existing customers as well as future customers.

General

     This report contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements, which are based on current expectations, involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements, including, without limitation, cancellation, rescheduling and performance of contracts. The forward-looking statements should be considered in light of these risks and uncertainties.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this Report to be signed on its behalf by the undersigned duly authorized person.

                               ACCELR8 TECHNOLOGY CORPORATION


Date: June 6, 1996         By: /s/ Thomas V. Geimer
                               ---------------------------------------------
                               Thomas V. Geimer, Principal Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION                                              PAGE
- -------      -----------                                              ----


EX-27        Financial Data Schedule
