Form 10QSB
period 1997-01-31
ACCELR8 TECHNOLOGY CORP
filed 1997-03-17
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997
                                                 ---------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485
                         ------------------------------


                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                  84-1072256
   ----------------------------                    ------------------
  (State or other  jurisdiction                      (IRS Employer
of incorporation  or  organization)                Identification No.)


         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
         --------------------------------------------------------------
                     (Address of principal executive office)

                                 (303) 863-8088
                            -------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such  filing  requirements  for the past 90 days. Yes  X   No
                                                                 ---    ---

Number of shares outstanding of the issuer's Common Stock:

        Class                                 Outstanding at January 31, 1997
        -----                                 -------------------------------

Common Stock, no par value                             6,642,500

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                    Page
                                                                    ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Balance Sheets - as of
                    January 31, 1997 and July 31, 1996               1

                  Condensed Statements of Operations
                    for the three months and six months ended
                    January 31, 1997 and 1996                        2

                  Condensed Statements of Cash Flows
                    for the six months ended January 31, 1997
                    and 1996                                         3

                  Notes to Condensed Financial Statements            4

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations   5-7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                   7


SIGNATURES                                                           8

                                               PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                                              Accelr8 Technology Corporation
                                                 Condensed Balance Sheets

                                                                           January 31,         July 31,
                                                                              1997              1996
ASSETS                                                                     (Unaudited)        (Audited)
------                                                                     -----------       -----------
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 7,980,468       $ 1,407,026
     Accounts receivable                                                       332,094           431,252
     Prepaid expenses and other                                                117,850            49,695
     Deferred tax assets                                                       141,223           123,223
                                                                           -----------       -----------
         Total current assets                                                8,571,635         2,011,196
                                                                           -----------       -----------
PROPERTY AND EQUIPMENT:
     Computer equipment                                                        231,614           209,735
     Furniture and fixtures                                                     13,679            11,231
                                                                           -----------       -----------
         Total property and equipment                                          245,293           220,966
     Less accumulated depreciation                                            (164,293)         (150,453)
                                                                           -----------       -----------
         Net property and equipment                                             81,000            70,513
                                                                           -----------       -----------

SOFTWARE DEVELOPMENT COSTS:
     Software development costs                                              1,001,158           906,581
     Less accumulated amortization                                            (787,167)         (746,260)
                                                                           -----------       -----------
         Net software development costs                                        213,991           160,321
                                                                           -----------       -----------
OTHER ASSETS                                                                    75,000            75,000
                                                                           -----------       -----------
TOTAL                                                                      $ 8,941,626       $ 2,317,030
                                                                           ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $   113,843       $    52,091
     Incomes taxes payable                                                           0            18,000
     Accrued liabilities                                                        47,290            20,316
     Product development advance payable                                        50,000            50,000
     Deferred consulting revenue                                                43,082            91,724
     Deferred maintenance revenue                                               82,681            75,460
                                                                           -----------       -----------
         Total current liabilities                                             336,896           307,591
                                                                           -----------       -----------
LONG TERM LIABILITIES:
     Deferred tax liabilities                                                   69,723            69,723
     Other liability                                                            75,000                 0
                                                                           -----------       -----------
         Total long-term liabilities                                           144,723            69,723
                                                                           -----------       -----------
SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares authorized;
       6,642,500 and 5,492,500 shares issued and outstanding
       as of January 31, 1997 and July 31, 1996, respectively                8,205,677         1,970,970
     Contributed capital                                                        41,449            41,449
     Retained earnings (accumulated deficit)                                   212,881           (72,703)
                                                                           -----------       -----------
         Shareholders' equity - net                                          8,460,007         1,939,716
                                                                           -----------       -----------
TOTAL                                                                      $ 8,941,626       $ 2,317,030
                                                                           ===========       ===========

                                              Accelr8 Technology Corporation
                                            Condensed Statements of Operations
                                                        (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended                 Six Months Ended
                                                          -----------------------------       -----------------------------
                                                          January 31,       January 31,       January 31,      January 31,
                                                             1997               1996              1997              1996
                                                         -----------        -----------       -----------      ------------
Revenues:
     Consulting fees                                     $    84,899        $   232,980       $   278,602       $   399,458
     Product license and customer support fees                96,948             76,341           362,578           193,156
     Resale of software purchased                             77,041             61,707           230,636           118,861
                                                         -----------        -----------       -----------       -----------
         Total Revenues                                      258,888            371,028           871,816           711,475
                                                         -----------        -----------       -----------       -----------
Costs and Expenses:
     Cost of services                                         98,462             66,170           177,936           130,057
     Cost of software purchased for resale                    25,172             19,106            69,332            42,456
     General and administrative                              110,180             54,827           225,570           124,332
     Marketing and advertising                               103,174             72,963           191,658           149,133
     Research and development                                 11,218              7,487            20,529            15,269
                                                         -----------        -----------       -----------       -----------
         Total Expenses                                      348,206            220,553           685,025           461,247
                                                         -----------        -----------       -----------       -----------
Income from operations                                       (89,318)           150,475           186,791           250,228
Interest income                                               79,024              9,225            98,794            16,378
                                                         -----------        -----------       -----------       -----------
Income (loss) before income taxes                            (10,294)           159,700           285,585           266,606
Income tax (provision) benefit                                60,000                  0                 0                 0
                                                         -----------        -----------       -----------       -----------
Net Income                                               $    49,706        $   159,700       $   285,585       $   266,606
                                                         ===========        ===========       ===========       ===========
Weighted average shares outstanding                        7,944,797          6,591,000         7,546,735         6,591,000
                                                         ===========        ===========       ===========       ===========
Net income per share                                     $       .01        $       .02       $       .04       $       .04



                                              Accelr8 Technology Corporation
                                            Condensed Statements of Cash Flows
                                                        (Unaudited)
-------------------------------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                    January 31,             January 31,
                                                                       1997                    1996
                                                                   -----------              -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                    $   285,585              $   266,606
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                  54,746                   56,410
         Net change in assets and liabilities:
           Accounts receivable                                          99,158                  195,628
           Prepaid expenses and other                                  (86,155)                   1,170
           Accounts payable                                             61,752                  (21,049)
           Income taxes payable                                        (18,000)                       0
           Accrued liabilities                                         101,974                        0
           Deferred consulting revenue                                 (48,642)                       0
           Deferred maintenance revenue                                  7,221                  (12,876)
                                                                   -----------              -----------
         Net cash provided by operating activities                     457,639                  485,889
                                                                   -----------              -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                        (94,577)                 (40,603)
     Purchase of computer equipment                                    (21,879)                  (1,431)
     Purchase of office furniture and equipment                         (2,448)                       0
                                                                   -----------              -----------
         Net cash used in investing activities                        (118,904)                 (42,034)
                                                                   -----------              -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds provided from sale of common stock                 6,234,707                        0
                                                                   -----------              -----------

Net increase (decrease) in cash and cash equivalents                 6,573,442                  443,855

Cash and equivalents, beginning of year                              1,407,026                  437,425
                                                                   -----------              -----------

Cash and equivalents, ending of year                               $ 7,980,468              $   881,280
                                                                   ===========              ===========

                         Accelr8 Technology Corporation
                     Notes to Condensed Financial Statements

               For the six months ended January 31, 1997 and 1996


Note 1.  Accounting Policies

     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair presentation of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1996 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 2.  Shareholders' Equity

     Stock Option Plans - The Company has received shareholder approval to decrease the number of common shares reserved for issuance from 3,900,000 to 1,900,000 under its existing stock option plan for key employees, directors and others. This reduction was effected on November 8, 1996.

     Authorized Shares and Reverse Stock Split - On November 8, 1996, the Company received stockholder authorization to decrease the number of authorized common shares from 55,000,000 to 11,000,000. On November 18, 1996, the Company effected a one-for-four reverse stock split of its common stock. The financial statements for all periods presented have been restated to reflect retroactive application of the decrease in authorized common shares and the one-for-four reverse stock split. On November 22, 1996, the Company closed a public offering of 1,000,000 shares of its common stock. The 1,000,000 shares were sold at an offering price of $7.00 per share, and the Company realized net offering proceeds of $6,236,000 after deducting certain offering expenses. On December 4, 1996, the Company's underwriter exercised its over-allotment option and the Company realized $46,800 from the exercise of options and warrants to acquire 150,000 shares of the Company's common stock by employees of the Company. The Company did not receive any proceeds from the exercise of the over-allotment option by the underwriter. Following the reverse stock split, the public offering, and the exercise of the options and warrants, the Company had 6,642,500 shares of its common stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Changes in Results of Operations: Six months ended January 31, 1997 compared to Six months ended January 31, 1996

     Total revenues for the six months ended January 31, 1997, were $871,816 an increase of $160,341 or 22.5%, as compared to the six months ended January 31, 1996. Consulting fees for the six months ended January 31, 1997, were $278,602 a decrease of $120,856 or 30.3% as compared to the six months ended January 31, 1996, and represented 32.0% of total revenues. Product license and customer support fees for the six months ended January 31, 1997, were $362,578 an increase of $169,422 or 87.7%, as compared to the six months ended January 31, 1996. Revenues from the resale of purchased software for the six months ended January 31, 1997, were $230,636, an increase of $111,775 or 94.0%, as compared to the six months ended January 31, 1996. The decrease in consulting fees is the result of the Company's emphasis on development of software tools for the Year 2000 solution. Both the technical and marketing areas have spent significant manhours and expense toward this end. A contract to conduct a complete Year 2000 Impact Analysis was awarded to the Company by an insurance company. The Company is currently performing "pilot studies" for Year 2000 analysis for two New York City banks which may result in significant future revenue. Management is hopeful that significant license revenue from its Navig8 Year 2000 tool set will be realized from hardware vendors and system integrators beginning in the next quarter; however, there can be no assurance that this objective will be achieved. Management believes that increased revenues in the other product lines reflects the markets continued acceptance of the Company's products and services.

     During the six months ended January 31, 1997, sales to the Company's two largest customers were $91,550 and $87,868 representing 10.5% and 10.1% respectively of the Company's revenues. In comparison, sales to the Company's two largest customers were $190,638 and $128,074, representing 26.7% and 18.0% of total revenues for the six months ended January 31, 1996. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the six months ended January 31, 1997, was $177,936, an increase of $47,879 or 36.8%, as compared to the six months ended January 31, 1996. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 21.94% for the six months ended January 31, 1996, to 27.75% for the six months ended January 31, 1997. This increase resulted from increased employee costs. Three additional individuals were employed during the current six month period to market and support the Year 2000 software and prepare for accommodating the increased sales anticipated in the next quarter.

     Cost of software purchased for resale for the six months ended January 31, 1997, was $69,332 an increase of $26,870 or 63.3%, as compared to the six months ended January 31, 1996. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the six months ended January 31, 1997, were $225,570, an increase of $101,238 or 81.4%, as compared to the six months ended January 31, 1996. This increase was principally due to increased employee costs.

     Marketing and advertising expenses for the six months ended January 31, 1997, were $191,658, an increase of $42,525 or 28.5%, as compared to the six months ended January 31, 1996. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, production of marketing materials, and direct mailing costs.

     Research and development expenses for the six months ended January 31, 1997, were $20,529 an increase of $5,260 or 34.4%, as compared to the six months ended January 31, 1996. This increase resulted from increased activities to develop new products.

     Interest income for the six months ended January 31, 1997, was $98,794, an increase of 503.2%, as compared to the six months ended January 31, 1996. This increase resulted from an investment of the net proceeds of the Company's public offering that closed on November 22, 1996, in interest bearing instruments.

     As a result of these factors, net income for the six months ended January 31, 1997, was $285,585, an increase of $18,979 or 7.1%, as compared to the six months ended January 31, 1996.

Capital Resources and Liquidity

     At January 31, 1997 as compared to at July 31, 1996, the Company's current assets increased 326.20% from $2,011,196 to $8,571,636 and the Company's liquidity as measured by cash and cash equivalents, increased by 467.19% from $1,407,026 to $7,980,468. During the same period, shareholders' equity increased 336.15% from $1,939,716 to $8,460,007 primarily as a result of the completion of the Company's public offering.

Changes in Results of Operations: Three months ended January 31, 1997 compared to January 31, 1996

     Total revenues for the three months ended January 31, 1997 were $258,888, a decrease of $112,140 or 30.2%, as compared to the three months ended January 31, 1996. Consulting fees for the three months ended January 31, 1997, were $84,899, a decrease of $148,081 or 63.6% as compared to the three months ended January 31, 1996, and represented 32.8% of total revenues. Product license and customer support fees for the three months ended January 31, 1997, were $96,948 an increase of $20,607 or 27%, as compared to the three months ended January 31, 1996. Revenues from the resale of purchased software for the three months ended January 31, 1997, were $77,041, an increase of $15,334 or 24.8%, as compared to the three months ended January 31, 1996. The decrease in consulting fees is the result of the Company's emphasis on development of software tools for the Year 2000 solution. Both the technical and marketing areas have spent significant manhours and expense toward this end. A contract to conduct a complete Year 2000 Impact Analysis was awarded to the Company by an insurance company. The Company is currently performing "pilot studies" for Year 2000 analysis for two New York City banks which may result in significant future revenue. Management is hopeful that significant license revenue from its Navig8 Year 2000 tool set will be realized from hardware vendors and system integrators beginning in the next quarter; however, there can be no assurance that this objective will be achieved. Management believes that increased revenues in the other product lines reflects the markets continued acceptance of the Company's products and services.

     During the three months ended January 31, 1997, sales to the Company's largest customer was $42,800, representing 16.5% of the Company's revenues respectively. In comparison, sales to a single customer represented 27.0% of total revenues for the three months ended January 31, 1996. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the three months ended January 31, 1997, was $98,462 an increase of $32,292 or 48.8%, as compared to the three months ended January 31, 1996. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 21.39% for the three months ended January 31, 1996 to 54.145% for the three months ended January 31, 1997. This increase resulted from increased employee costs. Three additional individuals were employed during the current six month period to market and support the Year 2000 software and prepare for accommodating the increased sales anticipated in the next quarter.

     Cost of software purchased for resale for the three months ended January 31, 1997, was $25,172 an increase of $6,066 or 31.7%, as compared to the three months ended January 31, 1996. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the three months ended January 31, 1997, were $110,180, an increase of $55,353 or 100.96%, as compared to the three months ended January 31, 1996. This increase was principally due to increased employee costs.

     Marketing and advertising expenses for the three months ended January 31, 1997, were $103,174, an increase of $30,211 or 41.4%, as compared to the three months ended January 31, 1996. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, production of marketing materials, and direct mailing costs.

     Research and development expenses for the quarter ended January 31, 1997, were $11,218, an increase of $3,731 or 49.83%, as compared to the three months ended January 31, 1996. This increase resulted from increased activities to develop new products.

     Interest income for the quarter ended January 31, 1997, was $79,024, an increase of 756.6%, as compared to the three months ended January 31, 1996. This increase resulted from both increased cash flows from operations and investment of the net proceeds of the Company's public offering that was closed on November 22, 1996, in interest bearing instruments.

     As a result of these factors, the Company had net income for the three months ended January 31, 1997, of $49,706, a decrease of $109,994 or 68.88%, as compared to the three months ended January 31, 1996.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits:  There are no exhibits for the six months ended January 31, 1997.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended January 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 14, 1997
       --------------
                                        ACCELR8 TECHNOLOGY CORPORATION



                                       /s/ Harry J. Fleury
                                       -----------------------------------------
                                       Harry J. Fleury, President