Form 10QSB
period 1997-04-30
ACCELR8 TECHNOLOGY CORP
filed 1997-06-13
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997
                                                 --------------


[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                84-1072256
 ----------------------------------               ------------------
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
                               Yes   X      No
                                   -----       -----

     Number of shares outstanding of the issuer's Common Stock:

            Class                      Outstanding at April 30, 1997
------------------------------------   -----------------------------
Common Stock, no par value 6,692,500

                         Accelr8 Technology Corporation

                                      INDEX


                                                                          Page
                                                                          ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Balance Sheets as of
                    April 30, 1997 and July 31, 1996                        1

                  Condensed Statements of Operations
                    for the three months and nine months
                    ended April 30, 1997 and 1996                           2

                  Condensed Statements of Cash Flows
                    for the nine months ended April 30, 1997 and 1996       3

                  Notes to Condensed Financial Statements                   4

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K


SIGNATURES


                                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                       Accelr8 Technology Corporation
                                          Condensed Balance Sheets
                                                                    April 30,            July 31,
                                                                      1997                 1996
                                                                 ------------          ------------
ASSETS                                                           (Unaudited)             (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                   $  7,878,457          $  1,407,026
     Accounts receivable                                              589,040               431,252
     Prepaid expenses and other                                       106,188                49,695
     Deferred tax assets                                              141,223               123,223
                                                                 ------------          ------------
         Total current assets                                       8,714,908             2,011,196
                                                                 ------------          ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                               269,489               209,735
     Furniture and fixtures                                            27,065                11,231
                                                                 ------------          ------------
         Total property and equipment                                 296,554               220,966
     Less accumulated depreciation                                   (174,636)             (150,453)
                                                                 ------------          ------------
         Net property and equipment                                   121,918                70,513
                                                                 ------------          ------------

SOFTWARE DEVELOPMENT COSTS:
     Software development cost capitalized                          1,162,223               906,581
     Less accumulated amortization                                   (825,167)             (746,260)
                                                                 ------------          ------------
         Net software development costs                               337,056               160,321
                                                                 ------------          ------------
OTHER ASSETS                                                           75,000                75,000
                                                                 ------------          ------------
Total assets                                                     $  9,248,882          $  2,317,030
                                                                 ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                             $    86,892           $    52,091
     Incomes taxes payable                                                  -                18,000
     Accrued liabilities                                               56,599                20,316
     Product development advance payable                                    -                50,000
     Deferred consulting revenue                                        1,771                91,724
     Deferred maintenance revenue                                      88,761                75,460
                                                                  -----------           -----------
         Total current liabilities                                    234,023               307,591
                                                                  -----------           -----------
LONG TERM LIABILITIES:
     Deferred tax liabilities                                          69,723                69,723
     Other liability                                                   75,000                     0
                                                                  -----------           -----------
         Total long-term liabilities                                  144,723                69,723
                                                                  -----------           -----------
SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares authorized;
       6,692,500 and 5,492,500 shares issued and outstanding        8,228,677             1,970,970
     Contributed capital                                               41,449                41,449
     Accumulated earnings (deficit)                                   600,010               (72,703)
                                                                  -----------          ------------
         Shareholders' equity - net                                 8,870,136             1,939,716
                                                                  -----------          ------------
TOTAL                                                             $ 9,248,882          $  2,317,030
                                                                  ===========          ============




                                                         - 1 -



                                              Accelr8 Technology Corporation
                                            Condensed Statements of Operations
                                                        (Unaudited)

                                                                    Nine Months                      Three Months
                                                                  Ended April 30                    Ended April 30
                                                           ---------------------------       ---------------------------
                                                              1997              1996             1997            1996

Revenues:
     Consulting fees                                       $  508,719       $  667,968       $  230,117       $  268,511
     Product license and customer support fees                769,766          454,606          407,188          261,449
     Resale of software purchased                             309,513          181,265           78,877           62,404
                                                           ----------       ----------       ----------       ----------
         Total revenues                                     1,587,998        1,303,839          716,182          592,364
                                                           ----------       ----------       ----------       ----------
Costs and Expenses:
     Cost of services                                         267,408          181,926           89,472           51,869
     Cost of software purchased for resale                     93,405           73,108           24,074           30,653
     General and administrative                               325,013          181,710           99,442           57,378
     Marketing and advertising                                362,330          222,182          170,671           73,048
     Research and development                                  39,493           24,532           18,964            9,263
                                                           ----------       ----------       ----------       ----------
         Total Costs and Expenses                           1,087,649          683,458          402,623          222,211
                                                           ----------       ----------       ----------       ----------
Income from operations                                        500,349          620,381          313,559          370,153
Interest income                                               197,365           28,285           98,570           11,907
                                                           ----------       ----------       ----------       ----------
Income before income taxes                                    697,714          648,666          412,129          382,060
Income tax provision                                           25,000                0           25,000                0
                                                           ----------       ----------       ----------       ----------
Net income                                                 $  672,714       $  643,666       $  387,129       $  382,060
                                                           ==========       ==========       ==========       ==========
Weighted average shares outstanding                         7,653,341        5,899,456        7,866,552        5,899,456
Net Income per share                                       $      .09       $      .01       $      .05       $        *




*Less than $.01 per share


                                              Accelr8 Technology Corporation
                                            Condensed Statements of Cash Flows
                                                        (Unaudited)

                                                                                    Nine Months
                                                                                   Ended April 30
                                                                      ------------------------------------
                                                                          1997                     1996

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                       $   672,714              $   643,666
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                    103,090                   83,225
         Net change in assets and liabilities:
           Accounts receivable                                           (157,788)                  54,507
           Prepaid expenses and other                                     (74,493)                   1,170
           Accounts payable                                                34,801                  (34,156)
           Income taxes payable                                           (18,000)                       0
           Accrued salaries and other liabilities                          61,283                   (4,081)
           Deferred consulting revenue                                    (89,953)                   9,000
           Deferred maintenance revenue                                    13,301                  (18,922)
                                                                      -----------              -----------
         Net cash provided by operating activities                        544,955                  734,409
                                                                      -----------              -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                          (255,642)                 (63,650)
     Purchase of computer equipment                                       (59,754)                  (7,780)
     Purchase of office furniture and equipment                           (15,834)                       0
                                                                      -----------              -----------
         Net cash used in investing activities                           (331,231)                 (71,430)
                                                                      -----------              -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds provided from sale of common stock                    6,257,707                        0
                                                                      -----------              -----------

Net increase in cash and cash equivalents                               6,471,431                  662,979

Cash and equivalents, beginning of year                                 1,407,026                  437,425
                                                                      -----------              -----------

Cash and equivalents, end of year                                     $ 7,878,457              $ 1,100,404
                                                                      ===========              ===========








                         Accelr8 Technology Corporation
                     Notes to Condensed Financial Statements

                For the nine months ended April 30, 1997 and 1996


Note 1.  Accounting Policies

     The unaudited financial information provided herein was prepared from the books and records of the Company. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary for fair presentation of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1996 Annual Report on Form 10-K should be read in conjunction with these condensed financial statements.

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

     Authorized Shares and Reverse Stock Split - On November 8, 1996, the Company received stockholder authorization to decrease the number of authorized common shares from 55,000,000 to 11,000,000 and to effect a reverse stock split of its common stock ranging from one-for-three to one-for-seven. The Company effected a one-for-four reverse stock split of its common stock on November 18, 1996. The financial statements for all periods presented have been restated to reflect retroactive application of the decrease in authorized common shares and the one-for-four reverse stock split. On November 22, 1996, the Company closed a public offering of 1,000,000 shares of its Common Stock. The 1,000,000 shares were sold at an offering price of $7.00 per share, and the Company realized net offering proceeds of $6,239,707 after deducting certain offering expenses. On December 4, 1996, the Company's underwriter exercised its over-allotment option and the Company realized $46,800 from the exercise of options and warrants to acquire 150,000 shares of the Company's Common Stock by employees of the Company. On April 10, 1997, an additional 50,000 options were exercised by a former employee for an option price of $.36 per share and a total value of $18,000. The Company did not receive any proceeds from the exercise of the over-allotment option by the Underwriter. Following the reverse stock split, the public offering, and the exercise of the options and warrants, the Company had 6,692,500 shares of its Common Stock issued and outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

Changes in Results of Operations: Nine months ended April 30, 1997 compared to Nine months ended April 30, 1996

     Total revenues for the nine months ended April 30, 1997 were $1,587,998 an increase of $284,159 or 21.8%, as compared to the nine months ended April 30, 1996. Consulting fees for the nine months ended April 30, 1997, were $508,719 a decrease of $159,249 or 23.8% as compared to the nine months ended April 30, 1996, and represented 32.0% of total revenues. Product license and customer support fees for the nine months ended April 30, 1997, were $769,766 an increase of $315,160 or 69.3%, as compared to the nine months ended April 30, 1996, and represented 48.5% of total revenues. Revenues from the resale of purchased software for the nine months ended April 30, 1997, were $309,513, an increase of $128,248 or 70.8%, as compared to the nine months ended April 30, 1996, and represented 19.5% of total revenues.

     The decrease in consulting fees is the direct result of the Company's focus on marketing its software tool solution for the Year 2000 problem. This is in contrast to its previous emphasis on selling migration and conversion services. The Company believes that most enterprises are concerned about resolution of their Year 2000 date exposure and are, therefore, postponing migration projects until a defined millenium strategy (i.e., Year 2000 strategy) is in place. While focusing on the development of NAVIG8-2000 since September 1996, the Company found that customers wanted more functionality than release #1 of NAVIG8-2000 originally contemplated. In addition to analysis and date identification, the end-user wanted a "repository" or data base from which he could manipulate findings and partition the process of date remediation. To this end, the Company has developed and completed a Java-based Graphical User Interface (GUI) that drives the data base and planning module, thus enabling the user to become more self reliant in achieving internal solutions.

     The Company believes that the Year 2000 issue is an opportunity to establish a long-term relationship with the end-user that will ultimately lead to a migration engagement following the delivery of Year 2000 compliance services. The Company's core business of migrating VAX/VMS users to open client server environments featuring UNIX and NT is still the principal long-term growth strategy of the Company. During the quarter, the Company sold two factory licenses, one in New York City to Comtex Information Systems, Inc., the other in Toronto to Compu-Design Group, Inc., representing $115,000 and $100,000 respectively. These licensees will focus on their prospective markets by offering Year 2000 remediation services while using the Company's NAVIG8-2000 tool for identification and planning date fixes. Management believes that increased revenues in the other product lines reflects the market's continued acceptance of the Company's products and services.

     During the nine months ended April 30, 1997, sales to a single customer did not exceed 10% of total sales. In comparison, sales to the Company's two largest customers were $278,075 and $208,759, representing 21.3% and 16.0% of total revenues for the nine months ended April 30, 1996. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the nine months ended April 30, 1997, was $267,408, an increase of $85,482 or 47.0%, as compared to the nine months ended April 30, 1996. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 14.0% for the nine months ended April 30, 1996, to 16.8% for the nine months ended April 30, 1997. This increase was caused by the hiring of additional employees for completion of consulting contracts, additional and increased technical support capability in the marketing of the Year 2000 product and the costs of training new employees.

     Cost of software purchased for resale for the nine months ended April 30, 1997, was $93,405, an increase of $20,297 or 27.8% as compared to the nine months ended April 30, 1996. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the nine months ended April 30, 1997, were $325,013, an increase of $143,303 or 78.9%, as compared to the nine months ended April 30, 1996. This increase was principally due to increased employee costs.

     Marketing and advertising expenses for the nine months ended April 30, 1997, were $362,330, an increase of $140,147 or 63.1%, as compared to the nine months ended April 30, 1996. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, production of marketing materials, and direct mailing costs.

     Research and development expenses for the nine months ended April 30, 1997, were $39,493, an increase of $14,961 or 60.1% as compared to the nine months ended April 30, 1996. This increase resulted from increased computer costs and depreciation relating to research and development activities.

     Interest income for the nine months ended April 30, 1997, was $197,365, an increase of $169,080, or 597.8%, as compared to the nine months ended April 30, 1996. This increase resulted from an investment of the net proceeds of the Company's public offering that closed on November 22, 1996, in interest bearing instruments.

     As a result of these factors, income before income taxes for the nine months ended April 30, 1997, was $697,714, an increase of $49,048 or 7.6%, as compared to the nine months ended April 30, 1996. Net income for the nine months ended April 30, 1997, was $672,714, an increase of $29,048 or 4.6%, as compared to the nine months ended April 30, 1996.

Capital Resources and Liquidity

     At April 30, 1997 as compared to July 31, 1996, the Company's current assets increased 333.3% from $2,011,196 to $8,714,908 and the Company's liquidity as measured by cash and cash equivalents, increased by 459.9% from $1,407,026 to $7,878,457. During the same period, shareholders' equity increased 357.3% from $1,939,716 to $8,870,136 primarily as a result of the completion of the Company's public offering.

Recently Issued Accounting Standards

     Earnings per share for the nine months and three months ended April 30, 1997 and 1996, respectively, is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common Stock equivalents, in the form of stock options, have been included in the calculation of weighted average shares outstanding under the treasury stock method.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997 and will be adopted by the Company for the year ending July 31, 1998. SFAS No. 128 requires the presentation and disclosure regarding both basic earnings per share and primary earnings per share. The Company believes that the adoption of this pronouncement will not have a material effect on earnings per share.


Changes in Results of Operations: Three months ended April 30, 1997 compared to April 30, 1996

     Total revenues for the three months ended April 30, 1997 were $716,182, an increase of $123,818 or 20.9%, as compared to the three months ended April 30, 1996. Consulting fees for the three months ended April 30, 1997, were $230,117 a decrease of $38,394 or 14.3% as compared to the three months ended April 30, 1996, and represented 32.1% of total revenues. Product license and customer support fees for the three months ended April 30, 1997, were $407,188 an increase of $145,739 or 55.7%, as compared to the three months ended April 30, 1996, and represented 56.9% of total revenues. Revenues from the resale of purchased software for the three months ended April 30, 1997, were $78,877, an increase of $16,473 or 26.4%, as compared to the three months ended April 30, 1996, and represented 11.0% of total revenues.

     During the three months ended April 30, 1997, sales to the Company's two largest customers were $147,160 and $100,000, representing 20.5% and 14.0% of the Company's revenues respectively. In comparison, sales to a single customer represented 25.3% of total revenues for the three months ended April 30, 1996. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the three months ended April 30, 1997 was $89,472, an increase of $37,603 or 72.5%, as compared to the three months ended April 30, 1996. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 5.1% for the three months ended April 30, 1996 to 12.5% for the three months ended April 30, 1997. This increase resulted from increased employee costs, caused by the hiring of additional employees for completion of consulting contracts, additional and increased technical support capability in the marketing of the Year 2000 product and the costs of training new employees.

     Cost of software purchased for resale for the three months ended April 30, 1997, was $24,074, a decrease of $6,579 or 21.5% as compared to the three months ended April 30, 1996.

     General and administrative expenses for the three months ended April 30, 1997, were $99,442, an increase of $42,064 or 73.3%, as compared to the three months ended April 30, 1996. This increase was principally due to increased employee costs.

     Marketing and advertising expenses for the three months ended April 30, 1997, were $170,671, an increase of $97,623 or 133.6%, as compared to the three months ended April 30, 1996. This increase was principally due to increased marketing and employee expenses incurred to support the Company's sales.

     Research and development expenses for the quarter ended April 30, 1997, were $18,964, an increase of $9,701 or 104.7%, as compared to the three months ended April 30, 1996. This increase resulted from increased computer costs and depreciation relating to expenses associated with research and development activities.

     Interest income for the quarter ended April 30, 1997, was $98,570, an increase of 727.8%, as compared to the three months ended April 30, 1996. This increase resulted from an investment of the net proceeds of the Company's public offering that was closed on November 22, 1996, in interest bearing instruments.

     As a result of these factors, the Company had a net income before taxes for the three months ended April 30, 1997, of $412,129 an increase of $30,069 or 7.9%, as compared to the three months ended April 30, 1996. Net income for the three months ended April 30, 1997 was $387,129, an increase of $5,069 or 1.3%, as compared to the three months ended April 30, 1996.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


a)   Exhibits: There are no exhibits for the nine months ended April 30, 1997.

b) Reports on Form 8-K: No reports on Form 8-K were filed for the nine months ended April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 1997

ACCELR8 TECHNOLOGY CORPORATION



/s/ Harry J. Fleury
--------------------------
Harry J. Fleury, President