Form 10QSB/A
period 1997-04-30
ACCELR8 TECHNOLOGY CORP
filed 1997-06-18
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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
                                                                  ===========          ============




                                                         - 1 -



                                              Accelr8 Technology Corporation
                                            Condensed Statements of Operations
                                                        (Unaudited)

                                                                    Nine Months                      Three Months
                                                                  Ended April 30                    Ended April 30
                                                           ---------------------------       ---------------------------
                                                              1997              1996             1997            1996

Revenues:
     Consulting fees                                       $  508,719       $  667,968       $  230,117       $  268,511
     Product license and customer support fees                769,766          454,606          407,188          261,449
     Resale of software purchased                             309,513          181,265           78,877           62,404
                                                           ----------       ----------       ----------       ----------
         Total revenues                                     1,587,998        1,303,839          716,182          592,364
                                                           ----------       ----------       ----------       ----------
Costs and Expenses:
     Cost of services                                         267,408          181,926           89,472           51,869
     Cost of software purchased for resale                     93,405           73,108           24,074           30,653
     General and administrative                               325,013          181,710           99,442           57,378
     Marketing and advertising                                362,330          222,182          170,671           73,048
     Research and development                                  39,493           24,532           18,964            9,263
                                                           ----------       ----------       ----------       ----------
         Total Costs and Expenses                           1,087,649          683,458          402,623          222,211
                                                           ----------       ----------       ----------       ----------
Income from operations                                        500,349          620,381          313,559          370,153
Interest income                                               197,365           28,285           98,570           11,907
                                                           ----------       ----------       ----------       ----------
Income before income taxes                                    697,714          648,666          412,129          382,060
Income tax provision                                           25,000                0           25,000                0
                                                           ----------       ----------       ----------       ----------
Net income                                                 $  672,714       $  643,666       $  387,129       $  382,060
                                                           ==========       ==========       ==========       ==========
Weighted average shares outstanding                         7,653,341        5,899,456        7,866,552        5,899,456

Net Income per share                                       $      .09       $      .11       $      .05       $      .06
                                                           ==========       ==========       ==========       ==========



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


Date:  June 18, 1997

ACCELR8 TECHNOLOGY CORPORATION



/s/ Harry J. Fleury
--------------------------
Harry J. Fleury, President