Form 10KSB
period 1997-07-31
ACCELR8 TECHNOLOGY CORP
filed 1997-10-29
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended:  July 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to
         ________________

          Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                         ------------------------------
                 (Name of small business issuer in its charter)

         Colorado                                        84-1072256
         --------                                        ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification No.)

         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
         --------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number:        (303) 863-8088
Securities registered under Section 12(b) of the Exchange Act:       None
Securities registered under Section 12(g) of the Exchange Act:
  Common Stock, no par value

           (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $2,488,374

As of September 30, 1997, the aggregate market value for the 5,237,407 shares of
the  Common  Stock,  no  par  value  per  share,  held  by  non-affiliates   was
approximately $89,035,919.

The number of shares of Common Stock of the registrant outstanding as of July 31, 1997, were 6,692,507.


                       Documents incorporated by reference
                                      None



                                TABLE OF CONTENTS

PART I                                                                             PAGE
------                                                                             ----

      Item 1.     Description of Business ........................................   1
      Item 2.     Description of Property ........................................
      Item 3.     Legal Proceedings ..............................................
      Item 4.     Submission of Matters to a Vote of Security Holders ............


PART II
-------

      Item 5.     Market for Common Equity and Related Stockholder Matters .......
      Item 6.     Management's Discussion and Analysis or Results of Operations ..
      Item 7.     Financial Statements ...........................................
      Item 8.     Changes in and Disagreements With Accountants on Accounting
                  and Financial Disclosure .......................................


PART III
--------

      Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act ..............
      Item 10.    Executive Compensation .........................................
      Item 11.    Security Ownership of Certain Beneficial Owners and Management .
      Item 12.    Certain Relationships and Related Transactions .................
      Item 13.    Exhibits and Reports on Form 8-K ...............................


SIGNATURES .......................................................................



                                     PART I

Item 1 - Description of Business
--------------------------------

     Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-KSB.

     Certain capitalized terms used in this Form 10-KSB are defined in the Glossary beginning at the end of "Item 1-Description of Business" beginning on page 1.

Introduction

     Accelr8 Technology Corporation (the "Company") is a leading provider of software tools and consulting services for Year 2000 compliance and for conversion from Digital Equipment Corporation's ("DEC") VAX/VMS Legacy Systems to UNIX and NT open client/server environments. The Year 2000 Problem is expected  to  create  widespread  system  failures  due to the  use of  computer programs that rely on two-digit date codes to perform computations and other decision-making functions. The Company's "NAVIG8-2000" tools facilitate timely and cost effective Year 2000 assessment and remediation across the multiple language environment of DEC Legacy Systems and UNIX environments. The Company's other focus - the conversion from DEC VAX/VMS Legacy Systems to UNIX open client/server environments - is based on the fact that VAX/VMS Legacy Systems use a proprietary computer operating system which is not compatible with other manufacturers' hardware and software, whereas UNIX is a powerful, open architecture system which is compatible with a wide range of hardware platforms and software applications, including commercial off-the-shelf software ("COTS"). The Company believes that UNIX has become the most widely used client/server operating system, and that the trend to client/server open systems, such as the systems offered by UNIX and Microsoft Corporation's Windows NT operating system ("NT"), will continue for the foreseeable future. The Company's "MIGR8" tools provide dependable solutions for migration of DEC VAX applications from the proprietary environment of VMS to the open systems environment of UNIX.

     The Year 2000 Problem. The Year 2000 Problem in computers arises from the common practice of using two digits to represent a date in computer software code and databases to save both processing time and storage. Therefore, when the year 2000 arrives and computer programs read the date "00," the computer will default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the daily conduct of business. Since the 1960's, computer programmers have designed systems using a two-digit date format in an effort to save what has historically been costly storage space and processing time. Even as the cost of disk storage fell (from $2,100 in 1963, and $432 in 1972 to only $1 per megabyte now), the two-digit format remained a de facto standard. Additionally, expectations were that computer systems built in the 1980's would be replaced by the year 2000, which is clearly not the case in many business and government computing environments. While DEC claims that VAX minicomputers and other computers using the VMS operating system are designed to use four digits to express dates, DEC customers may be using third party software packages as well as custom programming that do not use four digit dates.

     While the actual fix to a single computer program of converting two-digit dates to four-digit dates can be straightforward, managing and coordinating the process between numerous programs and systems can be very complicated and highly labor-intensive. Implementing and testing the changes has been estimated to represent as much as 50% of the total cost. Several date conversion tools have been developed to address the larger mainframe market; however, management knows of only one other company whose product competes with the Company's Year 2000 product, and that product only addresses Year 2000 issues for the DEC COBOL base of DEC VAX/VMS Legacy Systems customers. Because of the unique development languages proprietary to the DEC VMS platform, early attempts at using tools for the mainframe conversion marketplace have not been successful in this specific mid-range market.

     The Company approaches its clients' needs regarding the Year 2000 Problem through its "NAVIG8-2000" suite of tools, methodologies and services designed to assist with the identification, evaluation and conversion of date-related fields to become Year 2000 compliant. The "NAVIG8-2000" software product is a set of expert system tools for Open VMS and UNIX applications that identify variables in code that are most likely to hold date information. Used in the delivery of a Year 2000 Impact Analysis service, NAVIG8-2000 is the foundation of the Company's solution to the millennium problem faced by DEC and UNIX users and application developers. This combination of software tools and services enables clients to complete Year 2000 compliance requirements in a predictable and cost-effective manner. The Company believes the Year 2000 Problem is endemic throughout DEC VMS and UNIX systems in use today and is expected to create widespread system failures due to the use of computer programs that rely on two-digit date codes to perform computations and decision-making functions. The Company is developing software to address the Year 2000 Problem on NT systems. Management expects this product to be available by the end of the 1997 calendar year.

     Migration to Open Systems. In the 1970's many businesses and governmental organizations relied on mainframe and minicomputers for critical business functions. Each hardware manufacturer sought to establish a competitive advantage by developing "closed" environments which were compatible only with the manufacturer's proprietary equipment and software applications. Thus a customer was locked into a mission-critical application environment which would only operate on a closed proprietary system, which ultimately became known as "Legacy Systems."

     Management believes that there has been a trend away from purchasing all of a company's hardware and software from one vendor. This trend was originally started by the federal government as a means to ensure competitive pricing among vendors, and is now being followed by most commercial/private sector entities. Under this approach, bids are obtained from many suppliers, and one company generally acts as the primary contractor.

     Management believes that large hardware manufacturers, like IBM and DEC, can no longer control the entire purchasing decision for large computer enterprises without including an element of competitive price and offering access to open architecture systems such as UNIX or NT. Further, end users have realized that dependence on a single supplier is non-economic in terms of performance increases at reasonable prices. In more recent years, the trend away from a single vendor has been accelerated by technological advances which make possible widely distributed client/server environments.

     Mid-range computers are either older Legacy Systems or newer "Open Systems" servers. Legacy Systems are almost always provided by a single vendor and feature a proprietary operating system, while the newer, Open System servers are supplied by numerous vendors and usually specify one of several different versions of the UNIX operating system. One of the most popular legacy computers has been manufactured by DEC and is called the VAX hardware system. The VAX proprietary operating system is called VMS. While many different hardware manufacturers have licensed the right to resell the UNIX operating system from AT&T, the major suppliers of hardware that feature UNIX as their operating system are HP, SUN, SGI, IBM and DEC.

     Management believes that within the computer user community Open Systems are considered more desirable than proprietary systems such as VAX/VMS systems for the following reasons: (i) UNIX systems offer significant upgraded power at lower cost (price/performance) than older VAX/VMS systems; (ii) UNIX systems are viewed as being "open" since they are compatible with a variety of hardware types (interoperability); (iii) industry-wide standards allow UNIX supported software applications to run unchanged across a wide variety of hardware platforms; (iv) UNIX has become the new de-facto development environment for new applications; and (v) significant savings can be realized from reduced maintenance overhead.

     As a result of these UNIX characteristics, VAX/VMS users requiring increased performance from their older, existing proprietary system, may consider the Company's conversion services to UNIX for: (i) preserving the already sizable investment in existing VAX/VMS applications; (ii) a cost effective approach to maintaining user productivity; (iii) avoiding expensive user re-training on a new operating system; (iv) allowing competitive bidding of hardware and software for best price and service from several vendors; and (v) extending the usable life of older systems.

     The Company believes that the primary deterrent to switching from a VAX/VMS Legacy System to a newer UNIX system is the cost/risk of rewriting a critical, dependable legacy application program to run in a new and different environment. Uncertainty as to outcome, lack of available personnel to undertake the task and the costly re-training process associated with learning a new operating system, have contributed to users and information technology managers delaying the decision to make the transition to faster, less expensive, Open Systems hardware platforms. Adding to the crisis, in many cases, the original developers of the code are no longer available for consultation as to design goals and/or specifications. It therefore becomes necessary to evaluate, condense and convert old code to new operating system environments. While most users, given the option, would elect to re-host their familiar software application to the faster environment of UNIX, the uncertainty of a conversion causes slow decision making.

     The Company has sought to address VAX/VMS users' conversion concerns by offering a service called "Situational Analysis" that provides the user an accurate assessment of code (line count, system calls, etc.) and gives the user a rating of "Portability" as to the degree of difficulty in moving critical legacy applications in advance of doing the conversion. This service assists customers with the conversion decision, and allows the Company to become sufficiently familiar with the customer's application to offer a fixed price bid for the conversion.

     In general, the limited functionality of many existing tools, together with the inability of some organizations to fully utilize available technology, has created increasing demand for integrated software development tools and professional services to help organizations fully utilize available technology and improve their own maintenance and redevelopment processes. The Company believes that the developing client/server market will create additional demand for software tools and professional services that enable organizations to reduce the cost of maintenance and redevelopment of existing systems and redeploy these resources for client/server implementation. In addition, management believes that organizations will seek to reuse existing DEC VAX/VMS applications in client/server environments to leverage their existing systems investment.

     In order to attain the advantages of open client/server environments while preserving their investment in existing software applications, many VAX/VMS users must undertake complex conversions to NT or UNIX operating systems. The Company's consulting services and software conversion tools enable the Company's clients to analyze and implement their UNIX conversions in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies, including Electronic Data Systems Corp. ("EDS"), Proctor & Gamble, Kellogg Co., McDonnell Douglas Corp., Delta Air Lines Corp., Daimler Benz AG, the United States Army and the United States Navy.

     The Company is currently engaged in the development of additional software tools which will complement its existing suite of conversion tools and services, including the development of software tools that are to be used in converting VAX/VMS Legacy Systems to NT, running on Intel-based and DEC Alpha-based systems. Management expects to release a product for converting from VAX/VMS systems to the NT system running on DEC Alpha servers by the end of 1997.

     The Company was incorporated in 1982 under the laws of the State of Colorado. The Company's executive offices are located at 303 East 17th Avenue, Suite 108, Denver, Colorado 80203, and its telephone number is (303) 863-8088.

Market Opportunity

     The Year 2000 Problem is expected to create widespread system failures due to the use of computer programs that rely on two-digit date codes to perform computations and other decision-making functions. The Company's suite of software tools which address the Year 2000 Problem includes a "language independent" scanner, a diagnostic utility which assesses the magnitude of the exposure from two-digit date fields; an inventory report of the date problem; specific language analyzers which parse code written in BASIC, FORTRAN, COBOL and C languages, as well as utilities specific to DEC VAX/VMS environments such as DCL, RMS, FMS AND SMG; a full repository enabling detailed planning project scoping and a renovation module that guides the programmer through the fix phase. The Company's NAVIG8-2000 tool set is the only multiple language software available which is optimized for assessment, planning and remediation of the Year 2000 Problem in DEC VAX/VMS systems.

     Management of the Company intends to take advantage of the immediate market need for Year 2000 compliance, and anticipates that the Company's primary focus over the next few years will be its Year 2000 solutions. Management believes that the Year 2000 Problem presents a substantial market opportunity for the Company. In addition, it is anticipated that the Company's suite of Year 2000 Problem analysis and remediation tools and services will establish client relationships for later DEC VAX/VMS migration services.

     Based on published data from DEC and related industry analysts, the Company estimates that there were in excess of 600,000 VAX/VMS systems installed at over 60,000 sites. Recent figures from DEC suggest that over 450,000 VAX/VMS systems remain in operation today. Most computer manufacturers, employing the latest advances in "reduced instruction set computing" ("RISC") chip technology are selling UNIX Operating Systems. UNIX systems are less costly and provide greater interoperability than DEC's VAX/VMS Legacy Systems. For this reason, UNIX platforms are gaining substantial market share in DEC's traditional markets, including the engineering and scientific industry segments. The Company's software products are designed to meet the needs of those industry segments wishing to convert their existing software and data from VAX/VMS systems to UNIX systems. Computer industry analyst Dataquest estimates that by the year 2000, NT will rival the UNIX operating system, with each owning approximately 40% of the worldwide DEC operating system market. Other systems, including incumbent proprietary systems, will make up the remaining 20% market share. Management expects that development of a conversion tool set that will provide for conversion from VAX/VMS systems to the NT system running on DEC Alpha servers will be completed by the Company by the end of 1997.

     Additionally, many third-party software application solution providers, driven by market demand to offer their solutions on UNIX operating systems, have utilized the Company's tools to convert their old VAX/VMS software applications to the UNIX environment.

     The Company has targeted several segments of the engineering and commercial sectors. These include aerospace, telecommunications, banking and financial services, defense and government contractors, pharmaceutical firms, large manufacturers, oil and gas producers and distribution and warehousing for consumer goods. Major UNIX hardware vendors, including DEC, Hewlett Packard ("HP"), IBM, SUN Micro Systems ("SUN") and Silicon Graphics, Inc. ("SGI"), include the Company's products in their materials for UNIX systems. DEC lists the Company's products in its price book as well as in the General Services
Administration ("GSA") and Software Enterprise Workstation Program ("SEWP") schedules.

     In February 1992, DEC introduced a new generation of computers named Alpha. Alpha runs DEC's proprietary operating system VMS as well as an industry version of UNIX called DEC UNIX and Microsoft Corporation's Windows NT operating system. While this system provides VMS on a RISC platform, many industry analysts believe that current DEC customers will want to move to DEC UNIX or NT running on Alpha. In order to preserve their VAX/VMS applications, these users will need to convert VAX/VMS applications to either DEC UNIX or NT. DEC is not currently providing products to convert from VAX/VMS systems to Alpha. Accordingly, management believes that Alpha presents a significant market opportunity for the Company.

Business Strategy

     The Company's objective is to enhance its position as a leading provider of integrated solutions which will solve the Year 2000 Problem and meet the conversion needs of VAX/VMS users. Key elements of the Company's strategy include:

     Near-term Focus on the Year 2000 Market. The Company intends to continue focusing on its suite of Year 2000 Problem analysis and remediation tools and services to take advantage of the immediate market need for compliance requirements and to establish client relationships for later DEC VMS migration services.

     Commercialization of the Company's Windows NT conversion tool set . The Company intends to complete development of and to market software tools which will allow existing and new customers to migrate existing code into the NT operating environment.

     Continue Emphasis on Consulting Services and Establishment of Year 2000 and UNIX/NT Conversion Teams. The Company intends to continue to emphasize the sale of its integrated consulting services in conjunction with its suite of software tools. The Company has established five three-man conversion teams, comprised of software engineers, to perform UNIX and NT conversion projects, and intends to establish additional such teams to perform its Year 2000 Problem and conversion/migration projects. The conversion teams allow the Company to effectively staff projects as the Company achieves its anticipated growth (of which there can be no assurance).

     Develop New Products and Services. The Company intends to continue to develop software tools and consulting services which address the needs and problems encountered in conversion of VAX/VMS Legacy Systems as well as other information technology environments. Management believes that the successful development of complementary products and services will allow the Company to leverage its products and services into new and significantly larger markets.

     Outsourcing. The Company intends to position its software so that it may be licensed by large outsourcing providers such as EDS, Lockheed Martin Corp., ISSC and others, thereby increasing its license fees and consulting service fees. Outsourcing offers organizations a complete information technology system on a contract basis. Many larger corporations have undertaken this approach in order to reduce personnel costs and operating overhead. The outsourcing provider is generally able to provide the services on a more cost effective basis because of economies of scale and volume purchases that are not available to the typical user. The Company assists the outsourcing provider (EDS and others) in obtaining such cost savings by providing a quick and efficient assessment of the presence of proprietary systems, and the opportunity for efficient conversion from those systems.The Company can enable the rapid transition to Open Systems thereby reducing hardware and software maintenance costs for the outsourcing provider.

     Expand International Marketing Activities. In fiscal 1995, 1996 and 1997, revenues derived from international clients totaled approximately $96,547, $318,393 and $539,635, respectively. The Company's international clients have included Daimler Benz, Renault V.I. and Alcatel. The Company will continue to expand its international marketing activities to increase its market penetration in Europe and Asia.

     Secure Additional Consulting Projects. In the course of performing UNIX conversion services, the Company's software engineers and technical support staff establish close relationships with the information technology personnel of client organizations. Through these relationships, the Company will attempt to secure additional consulting projects which are within the expertise of the Company's staff. Such projects may, but need not, be related to the client's UNIX conversion needs. The Company believes that this strategy will enhance client relationships while generating profitable consulting fees.

     Target Large Corporations and Government Agencies. The Company believes that there are in excess of 450,000 VAX/VMS systems currently in operation. These systems are generally operated by large corporations and government agencies. The Company will continue to identify and direct its marketing efforts to organizations which have extensive information technology environments supported by substantial budgets.

     Investment in or Acquisition of Complementary Businesses, Technologies or Product Lines. The Company intends to evaluate opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's core business and its expertise. As of the date of this Report, no target businesses, technologies or product lines have been identified.

Services and Products

Services.

     The Company historically focused its marketing and sales efforts on selling its various software conversion tools on a "stand-alone" basis. Since fiscal 1995, the Company has focused its efforts on selling an integrated package consisting of both software tools and the consulting services of its highly trained and experienced personnel. Management believes that this change in strategy better addressed clients needs for conversion services. Management believes that the dramatic increase in revenues in fiscal 1995, 1996 and 1997, as compared to fiscal 1994, is directly attributable to this change in strategy and the Company intends to continue this strategy in the future.

     The Company now offers a full spectrum of services that are carried out by the Company's personnel, who are experts in both the VAX/VMS and UNIX environments. The Company's personnel use the Company's tools that automatically identify and diagnose difficult areas in porting an application. This enables them to implement conversion techniques that ensure successful conversions and porting. The Company offers the following services:

1) Year 2000 Impact Analysis Services: The Company offers a combination of automation tools and engineering services designed to assist in identifying, documenting and quantifying Year 2000 date remediation requirements. Using the NAVIG8-2000 tool, Company engineers provide DEC VAX or Alpha users and UNIX users an automated and comprehensive means of scanning, parsing and documenting millennium date change requirements. These services are designed to document the conversion requirements, costs and levels of effort that will be required to address millennium date changes.

2) Situational Analysis: The Company's personnel use automated tools and their expertise to scan the customer's code while on-site at the customer's facility. Within four weeks, a written report is provided to the customer identifying the porting issues and their solution options. The code is rated on a scale of one to five as to its Portability. If requested by the customer, a bid to conduct the conversion on a fixed-price basis is also provided.

3) Implementation Planning: The Company's analysts work with the customer to select the appropriate solutions for their conversion issues. These answers are assembled into a project plan that is used by the project manager to control and synchronize the conversion effort as well as measure progress.

4) Application Port: The Company's analysts perform the code conversion. Where suitable, the Company performs automatic conversion using the Company's tools, as well as engineering of modules which must be redesigned to work on UNIX. This is followed by complete testing and certification. The Company's service can be contracted as a turnkey port or as part of a cooperative team effort with the customer's personnel.

5) Implementation Assistance: In addition to industry standard support and update contracts, the Company offers both on-site and off-site porting assistance agreements. A foreign customer may contract for off-site telephone support.

6) Custom Programming: Programming is done on either a fixed price or time and materials basis for the purpose of re-engineering and modernizing old Legacy Code or for porting custom applications that run in front of or after COTS applications.

7) Training: Including VMS Users Introduction to UNIX, Application Conversion using Tools and existing systems investments.

8) Code Audit Measurement and Analysis: The Company measures adherence to external and internal coding standards as a means to prevent significant deviation from standard coding practices.

     The Company provides its services to each client over any of the following three methods, designed to meet the specific project requirements of the customer.

     On-site Services. Inventory, analysis, repository and remediation services are performed by Company technicians at the client's facilities.

     Factory Services. High volumes of code can be processed by Company technicians at the Company's facilities in Denver, Colorado.

     Corporate Licenses. In the case of large organizations that have decided to complete a portion of the work internally, a corporate license may be purchased. Pricing is determined after an assessment of the amount of code that will be processed over the course of the conversion. Management expects this segment to grow significantly as the amount of internal conversion work increases.

Products.

     Year 2000 Tools. The Company provides assessment and remediation solutions which satisfy its clients' needs for Year 2000 compliance through the use of its proprietary tool set. Its software tools are either licensed directly to the client, are licensed to third party information technology service providers contracted to service the end-user or are used directly by the Company through service contracts with the customer.

     Based on language parsers and compiler technology, the Company's NAVIG8-2000 tool set uses heuristic methods to identify variables in code that are most likely to hold date information. The scanner diagnostic software utility is designed to uncover obvious date usages found through a textual search, assessing the magnitude of exposure from two-digit year fields. Language-specific parsers break the program down into its smallest syntactical units and then a name recognition and reporting program generates a report detailing the usage of date variables. An external table defines the patterns of variable names which potentially contain date information; pattern matching using this table provides the first level of date variable identification. The tool set further tracks date information across subroutines and function invocations, finding variables not implicated by name but which are potentially receiving date information. Following remediation, the tool set provides for the creation of the quality assurance model for the enforcement of external and internal standards. NAVIG8-2000 can be used on one program at a time or can be configured to scan multiple programs or several directories.

     NAVIG8-2000 is a tool set that provides users of DEC VAX and Alpha/VMS, Windows NT and UNIX systems an automated and comprehensive means of quickly scanning and accurately identifying millennium date change requirements. It locates computational date occurrences and filters the findings, making review and remediation more manageable. The NAVIG8-2000 tool set includes a combined set of seven functional elements as described below.


Tier I:       Inventory                 -  locate and validate all software modules and metrics (language, lines of code, etc.)
Tier II:      Scanner                   -  language independent, conducts rules filtering by lexical name and pattern matching
Tier III:     Analyzer                  -  language specific, performs an iterative refinement and recognizes dependencies;
                                           available in BASIC, C, COBOL, FORTRAN, UNIX C and UNIX FORTRAN, VB and utilities
                                           DCL, RMS, FMS and SMG
Tier IV:      Repository/Planning       -  documents entities and relationships and identifies sub-system dependencies
Tier V:       Remediation               -  data file translation and date routines fix
Tier VI:      Testing                   -  performs system run scenarios to assess conversion quality


     The Company's NAVIG8-2000 product has additional, ancillary capabilities which provide extended functionality to the DEC VMS community, including: (i) code auditing, which after the remediation of a legacy system, offers a means of maintaining the integrity of internal and external development standards of an application environment through future code additions and changes; (ii) a search engine, which can be used against source code written in nearly all major software languages to search for any variable; and (iii) date field expansion, which expands the date field space in source code as a solution to Year 2000 requirements.

     NAVIG8-2000 UNIX is a robust assessment tool that rapidly determines the magnitude of Year 2000 issues in UNIX applications. Language independent and driven by a powerful inventory module, the tool generates extensive software metrics for streamlined evaluation and efficient planning for Year 2000 compliance.

     DEC Legacy System Conversion. The Company's conversion products are part of a sophisticated tool set that assists in the following tasks: (i) comprehensive analysis of Legacy Code to determine Portability to Open Systems; (ii) thorough analysis and planning for conversion; (iii) performance of actual conversion, if required by the customer; (iv) creation of quality assurance models for the enforcement of external and internal standards applicable to new target environments; and (v) planning and implementation for modernization and re-engineering databases and user interfaces.

     The Company has developed a unique analyzer tool called Open NAVIG8, that quickly and accurately examines large quantities of Legacy Code, eventually organizing and prioritizing the individual modules that need to be moved. This porting process is then performed using the actual porting tools that automate up to 95% of the conversions.

     The Company's conversion process relies on Company owned and developed tools to provide a level of "transparency" to both VAX/VMS and UNIX users, thus preserving user productivity while accessing the higher power/lower cost of UNIX. Additionally, the conversion tools support users as they learn UNIX at their own pace and enable large batch jobs to be moved to the new, faster UNIX platform, thereby freeing up the VAX to perform other tasks more efficiently.

     Other Company software features include the ability to share information between UNIX and VAX/VMS systems and to transfer files and records over a network. The Company's conversion offerings are available on a wide range of UNIX systems, including SGI, HP, Sun, DEC and IBM. Features are discussed in greater detail below as each of the Company's products and services is individually described.

     While Open NAVIG8 tools introduce the client to the Company's competencies, the rendering of conversion services is the core business that generates revenues. The Company believes that clients experience greater value from the modernization and re-engineering process if their personnel are involved in understanding what has been done to change the computer environment. Therefore, various phases of the conversion process are deployed at the customer site with client personnel as observers. Additionally, the Company conducts training classes for the client end user groups in the operation of the new environment. Ongoing training and software updates are a component of gross revenue in each services contract.

     After delivery of a new environment, the Company will offer a service that measures, on a regular interval, the adherence to either external or internal coding standards. This "code auditor" service has been driven by the United States Defense Department objective of prevention of future Legacy Code chaos. The Company believes that private industry will also move to this objective.

     The  Company's  conversion   products-Open  NAVIG8,  Open  LIBR8  and  Open
ACCLIM8-embody the Company's core technological advantages and competencies; however, the following groups of tools are integral to all conversion projects.

User Productivity
Tools ............  are  designed  to  provide  the user  with  familiar  screen formats and command scripts thereby preserving productivity while learning a new operating system (UNIX/NT). The Company's User Productivity Tools include:

   Open DCL .....   VMS command line  interface  (recall/editing);  login shell
   nu TPU .......   VAX-style  editor for UNIX (TPU,  EDT,  WPS modes)
   Open SUBMIT ..   VAX to UNIX batch submission utility

                      -----------------------------------

Porting Tools ...   are   designed   to  move  and   support   old  Legacy  Code
                    applications in UNIX or NT environments, providing the same original functionality on the new target platform. The
                    Company's Porting Tools include:


   Open COBOL ...   VAX COBOL source code converter and linker
   Open ACCLIM8 .   Pre-compiler for VAX FORTRAN; indexed file support
   Open BASIC ...   Re-targetable BASIC to C Compiler; VAX BASIC compatibility
   Open PASCAL ..   VAX Pascal to C Translator
   C/Fix ........   Translator for VMS specific C constructs (sold with LIBR8)
   Ada Bindings .   Source code interface routines for all Ada Compilers
                    and LIBR8
   Open LIBR8 ...   VMS runtime library support (ast, qio, event flags,
                    mailboxes, etc.)
   Open RMS .....   UNIX equivalent of VMS I/O calls. (sold with LIBR8)
   Open SMG .....   VAX compatible Screen Management facility for Open Systems
   FMS/UNIX .....   FMS for UNIX; FMS Editor (100% compatibility) sold
                    separately
   Open DCL .....   Command language interpreter; VMS-style error handling

Analysis &
Programming
Standards Tools .   are designed to provide analysis and code auditing standards and capabilities in a work bench environment, Legacy Code is easily examined and reconstructed to meet any user stated rules. The Company's Analysis & Programming Standards Tools include:

  Open NAVIG8 ...   Analyzer -  Documents  conversion  barriers
                    Auditor - Guidance and  standards  for  portability
                    2000 - Year 2000 impact  analysis  for VMS and UNIX users.

New Product Offerings

     In addition to VAX/VMS to UNIX conversions, the Company believes that there is a large opportunity in both the government and commercial sector to provide conversion services/tools for VAX/VMS to NT conversions running on Alpha servers.

     Microsoft Corporation's Windows NT operating system is the newest operating system from Microsoft Corporation. DEC has announced a strategic partnership with Microsoft to offer its VAX minicomputer customers a seamless environment where Open VMS, DEC UNIX and NT will be supported on DEC's Alpha platform. Management believes that DEC has no plans to assist users of its older VAX minicomputers in moving their VAX applications to the new NT operating environment. The Company plans to port all of its UNIX conversion tools to the NT environment, thus enabling VAX/VMS users to operate their existing VAX applications on an NT operating system. The Company is developing the software tools for the NT conversion opportunity, and management expects that this product will be available by the end of calendar year 1997.

Customers

     The Company's software tools have been sold to over 800 customers, including installation in over 100 US Department of Defense sites. The Company's customers are principally users of VAX/VMS Legacy Systems that are either commercial enterprises or government or quasi-government agencies. During fiscal 1997, one customer accounted for approximately 13% of the Company's revenues. Set forth below is a partial list of the Company's customers.


US Commercial Clients                   International Commercial Clients                US Gov't. Clients
---------------------                   --------------------------------                -----------------

BDM International                       Alcatel Alsthom Cie Generale Europe             Commerce Dept.
Chrysler Corp.                          Daimler Benz AG                                 EPA
Delta Air Lines Inc.                    Ericson                                         NASA
Electronic Data Systems Corp.           Renault V.I.                                    NSA
General Instrument Corp.                                                                US Air Force
Kellogg Co.                                                                             US Army
Kroger Co.                                                                              US Navy
Lockheed Martin Corp.
McDonnell Douglas Corp.
Proctor and Gamble
TRW
Union Carbide Corp.

     Union Carbide Corp., BDM International, General Instrument Corp. and TRW have embedded the Company's software in their UNIX solutions, yielding the potential for substantial run-time license fees for the Company.

     In the second half of 1996, the Company commenced releasing its "NAVIG8-2000" services which address the Year 2000 Problem. To date, customers of the Company's Year 2000 products and services include AMC Theaters, The City of Fort Collins, Colorado, Eli Lilly, RJR Reynolds Company, Societe Generale and Washington Dental.

Marketing and Distribution

     The Company utilizes several marketing approaches including direct mail advertising, advertising in trade publications, press releases, trade shows, Company sponsored seminars, speaking engagements and independent software vendor catalog listings. The Company's sales personnel contact the leads generated by these activities. The Company's services and products are electronically advertised on the Company's web page at www.accelr8.com, a cost effective and efficient method of reaching the Company's target market. The Company will continue to emphasize attendance at trade shows, Company and vendor sponsored seminars, press releases, speaking engagements and independent software vendor catalog listings in its marketing efforts. The Company's international sales represented 22% of the Company's total revenues in fiscal 1997, as compared to 15% of 1996 and 7% of fiscal 1995 revenues. Management intends to direct a significant portion of its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe and Asia.

         The Company's on-site personnel often have the opportunity to market additional Company services to existing customers. The Company's conversion teams have and will continue to focus upon educating customers as to the full range of the Company's products and services, and to providing solutions to the customers' problems.

         The Company also attends hardware vendor sales events, such as those sponsored by HP and DEC, for industry group segments, including TELCOS (telecommunication companies), government entities and pharmaceutical companies. Company representatives follow-up on contacts made at these events and, where appropriate, schedule on-site visits with potential customers. While on-site with customers and potential customers Accelr8's representatives work closely with technical personnel in Denver for instant and direct help in addressing the customers' problems and needs. Management believes that this coordinated approach between the field sales persons and the technical personnel in Denver has led to greater sales, and the Company intends to continue this practice.

Research and Development

     The Company conducts its research and development at its headquarters in Denver, Colorado. The Company believes that the continued development of new products and enhancement of existing products is essential to maintaining a competitive position in the marketplace. The Company expended $61,324 on Company sponsored research and development during fiscal 1997, and $33,038 during fiscal 1996. Technical personnel normally involved in research and development also provide a substantial amount of technical assistance in connection with the Company's consulting services, so that the actual amount classified as research and development is less than would be the case if such expenses were not allocable to specific contracts. Management is committed to a strong research and development program, and intends to continue these expenditures at levels necessary to allow the Company to maintain a strong competitive position.

Production

     The Company's production facilities are located at its headquarters in Denver, Colorado, and are primarily used for software development and extensive testing and quality control of software products. The Company is currently negotiating for expansion of its facilities and anticipates hiring additional technical, marketing, sales and managerial personnel.

     The Company does not believe that, for the foreseeable future, the Company's products will be subject to any significant fluctuations in supply costs. Componentry and systems used to develop products and the actual tape cassettes on which software is placed can be obtained from a variety of vendors, none of which holds a controlling position within the market. The Company believes that it has the ability to fill any anticipated future sales orders received.

Competition

     Digital Equipment Corporation recently signed a marketing agreement with PierCom, of Ireland, to address Year 2000 issues for the DEC COBOL language. Management believes that the largest segment of the DEC VAX/VMS installed base requires a Year 2000 solution for the DEC FORTRAN language. Management does not believe that Digital Equipment currently has a software tool commercially available to provide Year 2000 services for DEC FORTRAN, DEC BASIC, DEC C and the utilities RMS, FMS and DCL.

     Management is aware of two companies that compete directly with the Company with respect to its conversion/migration products. BBC of Boston, Massachusetts, has a product available that directly competes with the Company's Open DCL product. Sector 7, formerly known as Software Translations, of Austin, Texas, offers a software conversion service for moving from VMS to UNIX and NT. Management believes that the Company offers a broader range of products and services than either of these competitors, and is therefore able to compete successfully against them. Although DEC does not offer its own products for conversion from its VAX/VMS Legacy Systems to UNIX, should DEC choose to do so, the Company could be materially and adversely affected.

Intellectual Property

     The Company relies on a combination of copyright, trademark and trade secret laws, employee and third party disclosure agreements, license agreements and other intellectual property protection methods to protect its proprietary rights. The Company protects the source code version of its products as a trade secret and as an unpublished copyrighted work. The Company's proprietary software products are generally licensed to customers on a "right to use" basis pursuant to a perpetual, nontransferable license that generally restricts use to the customer's internal purposes and to a specific computer platform that has been assigned a "key code." However, it may be possible for unauthorized parties to copy or reverse engineer certain portions of the Company's products or obtain and use information the Company regards as proprietary. The Company currently has no patents and existing copyright and trade secret laws offer only limited protection. Further, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has been and may be required from time to time to enter into source code escrow agreements with certain customers, providing for release of source code in the event the Company files bankruptcy or ceases to continue doing business. Although the Company's competitive position may be adversely affected by unauthorized use of its proprietary information, management believes that the ability to fully protect its intellectual property is less significant to the Company's success than are other factors, such as the knowledge, ability and experience of its employees and its ongoing product development and customer support activities. There can be no assurance that the protections in place by the Company will be adequate.

     There can be no assurance that third parties will not assert infringement or other claims against the Company with respect to any existing or future products, or that licenses would be available if any Company technology were successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance the Company's products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

     While the Company has no knowledge that it is infringing upon the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

Employees

     The Company has 30 employees at its facilities in Denver, Colorado, including eight employees in sales and marketing and administrative positions with the balance in engineering and development. The Company anticipates hiring up to 30 additional employees to staff its Year 2000 teams and for additional sales and marketing. There are no collective bargaining agreements, and the Company considers its relations with its employees to be good.

Factors That May Affect Future Results

     Dependence on Key Employees. The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on the Company's results of operations. The Company carries key man life insurance in the amount of $5 million on Thomas V. Geimer, as well as life insurance on seven of its key employees, including Thomas V. Geimer, Harry J. Fleury, Franz Huber and Timothy Fitzpatrick, in the amount of $250,000 for each individual. The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance policies would be sufficient to compensate the Company for the loss of any of these employees, and these policies do not provide any benefits to the Company if these employees become disabled or are otherwise unable to render services to the Company. Further, the Company does not currently have employment agreements with any of its officers or key employees, and does not currently intend to have such employment agreements in the future. The Company believes that its continued success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop and market new and enhanced products and to conduct its operations successfully.

     Management of Growth. The Company's rapid growth in business in recent quarters has placed and may continue to place a significant strain on the Company, particularly on its customer services organization. Any failure by the Company to respond quickly to the service needs of its customers could cause the loss of customers and have a material adverse effect on the Company's results of operations. The Company's future operating results will depend on its ability to expand its services organization and infrastructure commensurate with its expanding base of customers and on its ability to attract, hire and retain skilled employees. There can be no assurance that the Company will be able to effectively manage any future growth.

     Dependence on Year 2000 Market and Conversion of DEC VAX/VMS Legacy Systems. The growth in the Company's professional services fees in fiscal 1997 resulted primarily from demand for its Year 2000 Problem services as awareness of the Year 2000 Problem has grown. In addition, this demand has also accounted for a significant portion of software license revenue for the same period as customers have acquired the Company's software products to help address their Year 2000 concerns. Should the demand for the Company's Year 2000 solutions and products decline significantly as a result of new technologies, competition or other factors, the Company's professional service fees and license revenues would be materially and adversely affected. The Company anticipates the Year 2000 market will decline, perhaps rapidly, following the year 2000. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its Year 2000 solutions to market other products and services beyond the Year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the Year 2000 market declines, whether as a result of technological change, competition or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

     The Company's only other software products and services are designed for conversion from VAX/VMS Legacy Systems to UNIX and NT open client/server environments. Future revenues from this line of business are dependent on upon users of VAX/VMS Legacy Systems electing to convert their data and applications to UNIX and NT environments. To the extent that users of VAX/VMS Legacy Systems elect to abandon their VAX/VMS applications and data and to re-write their information technology systems entirely in UNIX or NT environments without conversion, the Company's revenues and future prospects could be materially and adversely affected.

     Concentration of Revenues. A significant portion of the Company's revenues have been derived from substantial orders placed by a small number of customers. As a result, the Company's revenues have been concentrated among a relatively small number of customers. In fiscal 1997, one customer accounted for 13% of the Company's revenues, and in fiscal 1996 revenues from the Company's three largest customers amounted to 42% of the Company's total revenues. The Company expects that it will continue to be dependent upon a limited number of customers for significant portions of its revenues in future periods. Generally, the Company is hired for a specific project that will be completed within a fixed period of time. Once a project has been completed, customers generally will not require significant services in the future. However, during particular periods, certain customers may be significant. There can be no assurance that revenues from customers that accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

     Ability to Respond to Technological Change. The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire and market new products which keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that it can introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire technological improvements or to adapt its products to technological change would have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence Upon Proprietary Technology; Intellectual Property Rights. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee and third party disclosure agreements, license agreements and other intellectual property protection methods to protect its proprietary rights. The Company's proprietary software products are generally licensed to customers on a "right to use" basis pursuant to a perpetual, nontransferable license that generally restricts use to the customer's internal purposes and to a specific computer platform that has been assigned a "key code." However, it may be possible for unauthorized third parties to copy or reverse engineer certain portions of the Company's products or obtain and use information the Company regards as proprietary. The Company currently has no patents and existing trade secret and copyright laws provide only limited protection. The Company's competitive position and operations may be adversely affected by unauthorized use of its proprietary information, and there can be no assurance that the protections put in place by the Company will be adequate.

     There can be no assurance that third parties will not assert infringement or other claims against the Company with respect to any existing or future products, or that licenses would be available if any Company technology were successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance the Company's products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company.

     Competition. The market for the Company's products and services is competitive and subject to rapid change. There can be no assurance that competitors will not develop products or alternative technologies that: (i) are superior to the Company's products; (ii) achieve greater market acceptance; or
(iii) make the Company's products obsolete. Further, there can be no assurance that the Company will be able to compete successfully with its present or potential competition, or that competition will not have a material adverse effect on the Company's results of operations and financial condition.

     Possible Volatility of Stock Price; Dividend Policy. The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by the Company or its competitors, and other events or factors. In addition, the stocks of many technology companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

     Control by Management. The officers, directors and key employees of the Company own approximately 21.7% of the outstanding shares of Common Stock and, if they exercise all of the options and warrants that they currently hold, they will own approximately 43.9% of the Company's outstanding shares of Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and, therefore, to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares Eligible for Future Sale. As of July 31, 1997, the Company had reserved 1,335,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to its stock option plans, of which options to purchase 385,000 shares were outstanding as of July 31, 1997 ("Plan Options"). Warrants and options to purchase an additional 1,140,000 shares also were outstanding at July 31, 1997 ("Geimer Warrants"), as were warrants to purchase 34,500 shares which were issued to the underwriter of a prior public offering of the Company's securities ("Underwriter's Warrants"). An aggregate of 335,000 of the Plan Options are exercisable at $0.36 per share, and the remaining 50,000 Plan Options which are currently outstanding are exercisable at $7.25 per share. The Geimer Warrants were exercisable at $0.24 per share, and were recently exercised and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as treasury stock by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 8 to the Financial Statement for further information. The Underwriter's Warrants are exercisable at $8.40 per share. Sales of Common Stock underlying Plan Options or Underwriter's Warrants may adversely affect the price of the Common Stock.

     Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to provide services and develop, market and ship products on a timely basis, that competitive conditions within the software industry will not change materially or adversely, that demand for the Company's products and services will remain strong, that the Company will retain existing independent sales representatives and key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed elsewhere under other risk factors, the business and operation of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                GLOSSARY OF TERMS

Client/Server       The model of interaction in distributed  data  processing in which a program at one site sends a request to a program at another site and awaits a response. The requesting program is called a client, and the answering program is called a server.

COTS Acronym for "Commercial Off The Shelf" which means hardware and/or software that is readily available for purchase.

Compiler

                    A program that converts another program from some source language (or programming language) to machine language (object code).

DEC                 Acronym for "Digital Equipment Corporation."

Interoperability    The ability of software and hardware,  on multiple machines, from multiple vendors to communicate.

Legacy Code         Existing  software,   including  proprietary   applications,
                    out-dated commercial vendor applications, data bases and element relationships, that have been in use for an extended period of time, thus accumulating the "legacy" of corporate memory, files and information system functionality that may no longer adequately satisfy the owner.

Legacy System       Existing   hardware   and   network   systems,    especially
                    proprietary,  closed  mainframe  environments  or  out-dated architectures  that have been in use for an extended  period of time, typically with limited functionality and limited or
                    no  compatibility  with  more  modern  systems.   DEC's  VMS
                    operating system is an example of a Legacy System.

Network             Hardware and software data communication systems.

NT Refers to the Windows NT operating system which is the latest open system architecture for Windows developed by Microsoft Corporation.

Open Systems        Computer and communications environments based on formal and de facto interface standards.  Such interfaces should not be controlled by a single vendor and must be freely  available.
                    Systems  built  using  these  standard   interfaces  provide
                    portability of software across standard computer platforms, Interoperability between systems and much greater choice and flexibility in systems procurement.

Operating System    The  software  which  schedules  tasks,  allocates  storage, handles the interface to hardware and presents a default interface to the user when no application program is running.

Portability         The ease with  which a software  application  can be made to run in a new environment.

Porting The process or ability to electronically "port" or move data, files and software from one computer or Network environment to another computer or Network environment.

Proprietary         A product not conforming to open system standards,  that was typically developed by a particular hardware manufacturer for its own computers.

Re-engineering      The examination and modification of a system to reconstitute it in a new form and the subsequent implementation of the new form.

RISC               Acronym for reduced instruction set computing.

UNIX                A widely used multi-user,  general purpose operating system.
                    A trademark of X/Open Company Limited, for an operating system originally developed at the Bell Laboratories of AT&T in the late 1960's and early 1970's and subsequently enhanced by the University of California at Berkeley, AT&T, the Open Software Foundation (OSF) and others.

VAX Virtual Address eXtension. Digital Equipment Corporation's proprietary 32-bit minicomputer, considered one of the most successful designs in industry history.

VAX/VMS As used in this Prospectus shall refer to DEC's VAX minicomputers, which utilize DEC's VMS operating system.

VMS The brand name of the proprietary multi-user, multi-tasking, virtual memory operating system provided by DEC with its VAX minicomputers.

Workstation         A general purpose computer designed to be used by one person at a time and which offers higher performance than normally found in a personal computer, especially with respect to graphics, processing power and the ability to carry out several tasks at the same time.

Year 2000 Problem   The Year 2000  Problem  arises  from the  widespread  use of computer programs that rely on two-digit date codes to perform computations and decision making functions. Many of these computer programs may fail due to an inability to properly interpret date codes. For example, such programs may misinterpret "00" as the year 1900 rather than 2000.


Item 2 - Description of Property
--------------------------------

     The Company currently leases approximately 6,196 square feet of office and research facility space at 303 E. 17th Avenue, Suite 108, Denver, Colorado 80203, at a monthly rental of approximately $4,900. The lease expires on December 31, 1999. Additional space will be needed to provide office space for the additional technical and sales personnel that the Company anticipates hiring throughout 1997. Although the Company's existing facility is adequate for the present number of employees, management of the Company is currently negotiating to add an additional 7,300 square feet of space which is expected to be adequate to accommodate the Company's projected increase in personnel.

Item 3 - Legal Proceedings
--------------------------

     The Company is not a party to any legal proceedings, nor does management believe that any such proceedings are contemplated.

Item 4 - Submission of Matters To a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by the Company to a vote of the Company's shareholders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                     PART II
                                     -------

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Since November 19, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol "ACLY." Prior to that date, the Common Stock was traded in the over-the-counter market on the Nasdaq Electronic Bulletin Board.

     The table set forth below presents the range, on a quarterly basis, of high and low bid prices per share of Common Stock as reported by the National Quotation Bureau, Inc. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions. The prices for the quarters ended after October 31, 1996 present high and low sale prices as reported by Nasdaq.

             Quarter Ended                        High               Low
             -------------                        ----               ---

           Fiscal 1996
       October 31, 1995(1)                         .56               .48
       January 31, 1996(1)                         .64               .44
       April 30, 1996(1)                          1.50               .80
       July 31, 1996(1)                           4.00              1.40

            Fiscal 1997
       October 31, 1996(1)                      10.125              3.75
       January 31, 1997                         30-5/8              7-1/4
       April 30, 1997                           17-3/8             11-1/4
       July 31, 1997                            18                 12-1/4


------------------------


(1) These prices have been adjusted to reflect the one-for-four reverse stock split that was effected at the close of business on November 18, 1996.

     The Company had approximately 108 shareholders of record as of July 31, 1997, which does not include shareholders whose shares are held in street or nominee names. Management of the Company believes that there are over 600 beneficial owners of its Common Stock.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Overview

     The Company began to develop software conversion tools for VAX/VMS users to convert to UNIX environments in 1987. The Company's total revenues have increased from $1,382,536 in fiscal 1995 to $2,097,011 in fiscal 1996 and $2,488,374 in fiscal 1997. Income before income tax increased from $382,394 in fiscal 1995 to $1,157,280 in fiscal 1996 and $1,166,218 in fiscal 1997, while net income increased from $382,394 in fiscal 1995 to $1,192,780 in fiscal 1996, then decreased to $965,218 in fiscal 1997 after a provision for income taxes of $201,000. The growth in revenues reflects the Company's decision in fiscal 1994 to develop specialized consulting services which can be delivered with the Company's software tools as an integrated solution to clients' conversion needs. The Company's consulting services accounted for approximately $294,130 (21.2% of total revenues) in 1995, $1,074,744 (51.2% of total revenues) in 1996 and $1,090,473 (43.8% of total revenues) in 1997. The growth in revenues and net income also reflects the Company's success in establishing international sales, which accounted for approximately 22% of total revenues in fiscal 1997 as compared to 15% of total revenues in fiscal 1996 and 7% of total revenues in fiscal 1995. Future revenues from sales of the Company's products and services are dependent upon sales of the Company's Year 2000 product and services to users of VAX/VMS Legacy Systems and UNIX systems, while continuing to provide conversion services for access to UNIX or NT environments.

     The Company derives its revenue primarily from software license fees, software maintenance fees and professional service fees. The Company's software is licensed to primarily Fortune 1,000 companies and governmental organizations worldwide. Professional services are provided in conjunction with software products and also are sold separately if required by the customer. In addition, the Company realizes license revenue from sales of software by licensees who have embedded the Company's software in their software pursuant to run time licenses. The Company's products and services are marketed through its sales force, both domestically and internationally.

     Revenue is recognized for consulting services as services are performed. Revenue is recognized on product licensing agreements when the Company substantially completes its obligations under the agreement and the customer has accepted the product. Revenue is recognized for customer support services on maintenance agreements using the straight-line method over the term of the agreement. In connection with its software business, the Company functions as a value-added reseller of computer software, in that it licenses certain software from unaffiliated third parties that is included within certain of its software products. The Company recognizes revenue when the computer software is delivered.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 1996 and 1997 and for each of the three years in the period ended July 31, 1997 have been derived from the financial statements of the Company which have been audited by the Company's independent auditors and are included elsewhere in this Form 10-KSB. The selected financial data for each of the two years in the period ended July 31, 1994 have been derived from the audited financial statements of the Company not included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.


                                                                               Year Ended July 31,
                                                  ----------------------------------------------------------------------------
Statement of Operations Data:                     1993              1994               1995              1996             1997
                                                  ----              ----               ----              ----             ----

                                                                     (in thousands except per share data)

  Revenue:
    Product license and                           $ 769             $ 415              $ 751             $ 684          $1,055
      customer support fees
    Resale of purchased software                     37               150                338               338             343
    Consulting fees                                  71                41                294             1,075           1,090
    Other revenues                                   --                83                 --                --              --
  Total revenue                                     877               689              1,383             2,097           2,488
  Income (loss) from operations                     (20)             (269)               370             1,114             864
  Net income (loss)                                 (10)             (262)               382             1,193             965
  Net income (loss) per share                     (.002)             (.05)               .06               .18             .12
  Weighted average common and
    common equivalent shares outstanding      5,492,500(1)      5,492,500(1)       6,591,000(1)      6,733,877(1)    7,848,364


                                                July 31,
                                     -----------------------------
                                      1996                    1997
                                      ----                    ----
Balance Sheet Data:
  Working capital                    $1,704                  $8,645
  Current assets                      2,011                   8,996
  Current liabilities                   307                     351
  Total assets                        2,317                   9,849
  Total liabilities                     377                     696
  Shareholders' equity                1,940                   9,153


--------------------


(1) Adjusted to reflect the one-for-four reverse stock split effected by the Company in November 1996.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

                                                        Fiscal year ended July 31,
                                              ----------------------------------------------------
                                               1995                   1996                   1997
                                               ----                   ----                   ----
Total revenues                                100.00%                100.00%                100.00%
Cost of services                               10.69                  14.86                  15.98
Cost of software purchased for resale           7.32                   5.61                   4.13
General and administrative                     19.12                   9.34                  19.37
Marketing and advertising                      26.70                  15.50                  23.31
Research and development                        9.40                   1.57                   2.46
                                              ------                 ------                 ------
Income from operations                         26.77                  53.12                  34.75
Interest income                                 0.89                   2.07                  12.13
Income tax benefit (provision)                  0.00                   1.69                  (8.08)
                                              ------                 ------                 ------
Net income                                    27.66%                 56.88%                  38.80%
                                              ======                 ======                 ======



Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

     Total revenues for the year ended July 31, 1997, were $2,488,374 an increase of $391,363, or 18.7%, as compared to the year ended July 31, 1996. Consulting fees for the year ended July 31, 1997, were $1,090,473, an increase of $15,729, or 1.5% as compared to the year ended July 31, 1996, and represented 43.8% of total revenues. This increase was primarily due to an increase in Year 2000 licensing fees which require an annual 20% of purchase price maintenance fee. Product license and customer support fees for the year ended July 31, 1997, were $1,055,026, an increase of $371,029, or 54.2%, as compared to the year ended July 31, 1996. This increase is primarily due to the sale of Year 2000 factory licenses and tools. Revenues from the resale of purchased software for the year ended July 31, 1997, were $342,875, an increase of $4,605, or 1.4%, as compared to the year ended July 31, 1996.

     During the year ended July 31, 1997, revenues from a single customer were $317,800, representing 12.8% of total revenues. In comparison, revenues from the Company's three largest customers were $239,025, $282,100 and $353,075, representing 11.4%, 13.5% and 16.8%, respectively, of the Company's revenues for the year ended July 31, 1996. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the year ended July 31, 1997, was $397,741, an increase of $86,207, or 27.7%, as compared to the year ended July 31, 1996. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 17.7% for the year ended July 31, 1996, to 18.5% for the year ended July 31, 1997. This increase occurred principally because of the increased concentration of Company resources and personnel in delivery of consulting services.

     Cost of software purchased for resale for the year ended July 31, 1997, was $102,783, a decrease of $14,954 or 12.7%, as compared to the year ended July 31, 1996.

     General and administrative expenses for the year ended July 31, 1997, were $481,952, an increase of $286,150, or 146.1%, as compared to the year ended July 31, 1996. This increase was principally due to an increase in the number of employees and related costs.

     Marketing and advertising expenses for the year ended July 31, 1997 was $580,143, an increase of $255,181, or 78.5%, as compared to the year ended July 31, 1996. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, production of marketing materials and direct mailing costs.

     Research and development expenses for the year ended July 31, 1997, were $61,324, an increase of $28,286, or 85.6%, as compared to the year ended July 31, 1996. Technical personnel normally involved in research and development also provided a substantial amount of technical assistance in connection with the Company's consulting services, so that the actual amount classified as research and development is less than would be the case if such expenses were not allocable to specific contracts.

     As a result of these factors, operating income for the year ended July 31, 1997, was $864,431, a decrease of $249,507, or 22.4%, as compared to the year ended July 31, 1996. However, interest income for the year ended July 31, 1997, was $301,787, an increase of 596%, as compared to the year ended July 31, 1996. This increase resulted from the investment in interest bearing instruments of net proceeds from the Company's public securities offering that closed on November 22, 1996.

     Net income for the year ended July 31, 1997, was $965,218, a decrease of $227,562, or 19.1%, as compared to the year ended July 31, 1996. This decrease was due to a provision for income taxes of $201,000.

Year Ended July 31, 1996 Compared to Year Ended July 31, 1995

     Total revenues for the year ended July 31, 1996, were $2,097,011 an increase of $714,475, or 51.68%, as compared to the year ended July 31, 1995. Consulting fees for the year ended July 31, 1996, were $1,074,744, an increase of $780,614, or 265.40% as compared to the year ended July 31, 1995, and represented 51.25% of total revenues. This increase primarily resulted from management's continued emphasis in fiscal 1996 on marketing of consulting services with less emphasis on marketing of products alone. Management expects this trend to continue in the future. Product license and customer support fees for the year ended July 31, 1996, were $683,997, a decline of $66,587, or 8.87%, as compared to the year ended July 31, 1995. This decline is consistent with the emphasis on consulting noted above. Revenues from the resale of purchased software for the year ended July 31, 1996, were $338,270, an increase of $448, or 0.13%, as compared to the year ended July 31, 1995.

     During the year ended July 31, 1996, sales to the Company's three largest customers were $239,025, $282,100 and $353,075, representing 11.40%, 13.45% and
16.84% of the Company's revenues, respectively. In comparison, sales to a single customer represented 10.88% of total revenues for the year ended July 31, 1995. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the year ended July 31, 1996, was $311,534, an increase of $163,791, or 110.86%, as compared to the year ended July 31, 1995. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 14.14% for the year ended July 31, 1995 to 17.71% for the year ended July 31, 1996. This increase occurred principally because of the increased concentration of Company resources and personnel in delivery of consulting services.

     Cost of software purchased for resale for the year ended July 31, 1996, was $117,737, an increase of $16,471 or 16.27%, as compared to the year ended July 31, 1995. This increase was directly related to the increased sales of products and related consulting services.

     General and administrative expenses for the year ended July 31, 1996 were $195,802, a decrease of $68,563, or 25.93%, as compared to the year ended July 31, 1995. This decrease was principally due to reduced salary cost that resulted from the departure of a senior executive who was not replaced.

     Marketing and advertising expenses for the year ended July 31, 1996 were $324,962, a decrease of $44,203, or 11.97%, as compared to the year ended July 31, 1995. This decrease was principally due to decreased advertising in trade publications and termination of direct mail advertising. Management believes that advertising the Company's services and products electronically on the Company's web page is a more cost efficient and effective method to reach the Company's target markets.

     Research and development expenses for the year ended July 31, 1996 were $33,038, a decrease of $96,921, or 74.58%, as compared to the year ended July 31, 1995. This decrease resulted because technical personnel normally involved in research and development provided a substantial amount of technical assistance in connection with the Company's consulting services. For the year ended July 31, 1996, $193,621 of cost of service represented assistance from these technical personnel with consulting projects.

     Interest income for the year ended July 31, 1996, was $43,342, an increase of 250.78%, as compared to the year ended July 31, 1995. This increase resulted from increased cash flows from operations, that could be invested in interest bearing instruments.

     As a result of these factors, operating income for the year ended July 31, 1996, was $1,113,938, an increase of $743,900, or 201.03%, as compared to the year ended July 31, 1995. Net income for the year ended July 31, 1996, was $1,192,780, an increase of $810,386, or 211.92%, as compared to the year ended July 31, 1995.

Liquidity and Capital Resources

     Although the Company traditionally has relied principally upon internally generated funds to finance its operations and growth, during the year ended July 31, 1997, the Company derived $6,247,707 from the net proceeds of a public offering of its Common Stock. Thus, during the year ended July 31, 1997, cash and cash equivalents increased 460% from $1,407,026 to $7,877,932. Shareholders' equity increased 372% from $1,939,716 at July 31, 1996, to $9,152,641 at July 31, 1997. However, the Company generated $907,642 cash from operations during the year ended July 31, 1997, compared to $1,150,515 cash from operations generated during the year ended July 31, 1996. At July 31, 1997, the Company had working capital of $8,645,083 and cash equivalents of $7,877,932.

Item 7 - Financial Statements
-----------------------------

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     The Company has not had any reported or material disagreement with its accountants on any matter of accounting principles, practices or financial statement disclosure.


                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     Set forth below is certain information concerning the directors, executive officers and key employees of the Company as of the date hereof.



              Name                            Age        Position
              ----                            ---        --------

    Directors and Executive Officers

    Thomas V. Geimer                          50        Chairman of the Board of Directors,
                                                        Secretary, Chief Financial Officer,
                                                        Chief Executive Officer
    Harry J. Fleury                           50        President
    David C. Wilhelm(1)                       78        Director
    A. Alexander Arnold III(1)                56        Director
    Key Employees

    Timothy Fitzpatrick                       42        Vice President Sales and Marketing
    Dr. Franz Huber                           52        Chief Scientist


----------------------------------

(1)  Members of the Audit and Compensation Committees

     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of the Company's officers devote their full-time to the Company's business and affairs. There are no family relationships between any directors, executive officers or key employees.

     Thomas V. Geimer has been the Chairman of the Board of Directors and a director of the Company since 1984. He currently serves as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Geimer is responsible for development of the Company's business strategy, day to day operations, accounting and finance functions and federal government sales relationships. Before assuming full-time responsibilities at the Company, Mr. Geimer founded and operated an investment banking firm.

     Harry J. Fleury has served as President of the Company since June 1995. Mr. Fleury is responsible for engineering activities and strategies of the Company, and for international sales. From March 1993 until June 1995, Mr. Fleury was Vice President of International Sales of the Company with responsibility for developing and directing international sales. Prior to joining the Company in 1993, Mr. Fleury was employed by Digital Equipment Corporation serving in a variety of engineering and management positions for over 26 years. Mr. Fleury managed DEC's European, Asian and Pacific corporate engineering groups that were responsible for service capability worldwide, for internal and external products and for strategic, operational and tactical direction. Mr. Fleury received an electrical engineering degree in 1967 from Vermont Technical Engineering College.

     David C. Wilhelm has been a director of the Company since June 1988. For the past 30 years, Mr. Wilhelm has been President of Wilhelm Co., an agribusiness company located in Denver, Colorado, which is principally engaged in the cattle feeding and commodity business. Since 1972, Mr. Wilhelm has been a director of Colorado National Bank located in Denver, Colorado. Mr. Wilhelm is a member of the International Executive Service Corp., and was formerly the Director of the Colorado Cattlemen's Association. Mr. Wilhelm received a Bachelor of Arts in American History from Yale University in 1942.

     A. Alexander Arnold III has served as a director of the Company since September 1992. For the past 25 years, Mr. Arnold has served as a Managing Director of Trainer, Wortham & Co., Inc., a New York City-based investment counselor firm, which Mr. Arnold co-founded. Mr. Arnold received a Bachelor of Arts degree from Rollins College in 1964 and a Masters of Business Administration from Boston University in 1966.

     Timothy Fitzpatrick has served as Vice President of Sales and Marketing of the Company since 1992. Mr. Fitzpatrick is responsible for domestic marketing and sales of the Company's products and services. From 1989 to 1992, Mr. Fitzpatrick was employed as Vice President of Software Translations, Inc. He was General Manager of Datavision (UK) Ltd. from 1987 to 1989. Mr. Fitzpatrick received a Bachelor of Arts Degree in City Planning from Michigan State University.

     Dr. Franz Huber has served as Chief Scientist of the Company since 1988. Dr. Huber is responsible for the design and development of the Company's software products. Prior to joining the Company, Dr. Huber (i) taught Computer Science at the University of Colorado; (ii) taught Computer Applications in Biomedical Research at the University of Colorado Medical Center; and (iii) worked for several technology companies in various research and development, scientific and technical positions. Dr. Huber received his Ph.D. in Physics from the University of Vienna, Austria in 1968.

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The Compensation Committee is composed of Messrs. Arnold and Wilhelm, the Company's non-management directors. The primary function of the Compensation Committee is to review and make recommendations to the Board with respect to the compensation, including bonuses, of the Company's officers and to administer the Company's stock option plan. The Audit Committee is comprised of Messrs. Arnold and Wilhelm. The function of the Audit Committee is to review and approve the scope of audit procedures employed by the Company's independent auditors, to review and approve the audit reports rendered by the Company's independent auditors and to approve the audit fee charged by the independent auditors. The Audit Committee reports to the Board of Directors with respect to such matters and recommends the selection of independent auditors.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. directors executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that: (i) Mr. Wilhelm, a director of the Company, failed to file Forms 4 for the months of July and August 1997 to report sales of an aggregate of 87,400 shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission; (ii) Mr. Arnold, a director of the Company, failed to file Forms 4 for the months of February, March and June 1997 to report sales of an aggregate of 150,000 shares in the open market by certain trusts for which he is a trustee, which will be reported in an appropriate filing with the Securities and Exchange Commission; and (iii) Mr. Geimer, an executive officer and director of the Company failed to file a Form 4 for the month of December 1996 to report the sale of 60,000 shares to the Underwriter of the Company's second public offering in connection with the Underwriter's exercise of its over-allotment option, which will be reported in an appropriate filing with the Securities and Exchange Commission.

Item 10 - Executive Compensation

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 1997, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers, and Timothy Fitzpatrick, a key employee of the Company.


                                                                                                    Long Term
                                             Annual Compensation                                   Compensation
                                 ---------------------------------------------------------         -------------
                                                                             Other                 Securities
Name and                         Fiscal                                      Annual                Underlying
Principal Position               Year          Salary         Bonus          Compensation          Options
------------------               ----          ------         -----          ------------          -----------

Thomas V.  Geimer                1997          $89,423          $75,000(1)        $ 3,000(2)            --
  Chief Executive Officer        1996          $70,458          $37,500(1)        $   --            1,200,000(3)
  and Chief Financial            1995          $64,250          $   --            $   --                --
  Officer

Harry J. Fleury                  1997          $69,076          $  6,025(4)       $   --                --
  President                      1996          $61,000          $10,331(4)        $   --                --
                                 1995          $50,000          $  6,685(4)       $   --               100,000(5)

Timothy Fitzpatrick              1997          $62,885          $40,443(6)        $   --                --
  Vice President                 1996          $57,885          $44,030(6)        $   --                --
  Sales and Marketing            1995          $55,000          $23,657(6)        $   --                --


----------------------------
(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $37,500 of which vested during the fiscal year ended July 31, 1996, and $75,000 of which vested during the fiscal year ended July 31, 1997.
(2)  Represents reimbursement of premium on life insurance.
(3) Represents stock options and warrants to purchase an aggregate of 1,200,000 shares at an exercise price of $0.24 per share that were extended until December 31, 1997. As of the date of this Report, all of the options and warrants have been exercised. See Note 8 to Financial Statements for further information.
(4) Includes sales commissions earned by Mr. Fleury on revenues from certain international sales.
(5) Represents stock options to purchase 100,000 shares at an exercise price of $0.36 per share .
(6) Represents sales commissions earned by Mr. Fitzpatrick on revenues from certain domestic sales.

     Option/Warrant Values. The following table provides certain information concerning the fiscal year end value of unexercised options or warrants held by Mr. Fleury and Mr. Geimer, each of whom served as the Company's chief executive officer during a portion of 1996, and for Mr. Fitzpatrick.




                                  Aggregated Option Exercises in 1997 Fiscal Year
                                         and Fiscal Year End Option Values

                           Shares                           Number of Unexercised       Value of Unexercised
                           Acquired on      Value           Options at Fiscal Year      In-the-Money Options
Name                       Exercise         Realized        End                         at Fiscal Year End(1)
----                       --------         --------        ------------------------    ----------------------
                                                            Exer-           Unexer-     Exer-          Unexer-
                                                            cisable         cisable     cisable        cisable
                                                            -------         -------     -------        -------

Harry J. Fleury                 0                 0        100,000            0        $ 1,346,000        0

Thomas V.  Geimer          60,000          $369,900      1,140,000            0        $15,461,250        0

Timothy Fitzpatrick        30,000          $181,350         95,000            0        $ 1,277,987        0


------------------------------------
(1) Value calculated by determining the difference between the closing sales price on July 31, 1997, of $13.8125 per share and the exercise price of the options or warrants. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options or warrants.

Compensation Pursuant to Plans

     Employee Retirement Plan. During fiscal year 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $9,240. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. For the year ended July 31, 1997, the Company contributed an aggregate of $15,360 to the plan.

     Deferred Compensation Plan. In January 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based upon recommendations from the Board of Directors. For each of the fiscal years ended July 31, 1996 and 1997, the Company contributed $75,000 to the plan.

     Options and Warrants. The Company currently has outstanding an aggregate of 335,000 options issued to employees of the Company pursuant to the Company's 1987 non-qualified stock option plan (the "1987 Plan"). The 335,000 options are exercisable at a price of $0.36 per share. The Company's Board of Directors during the 1994 fiscal year adopted a resolution providing that for so long as a recipient of an option grant remains in the employ of the Company, the options held will not expire and if the recipient's employment is terminated, the holder will have up to 90 days after termination to exercise any vested but previously unexercised options. In 1997, the Board of Directors passed a further resolution clarifying that upon the death of an optionee, an unexercised option will remain exercisable for a period of one year by, and only by, the person to whom the optionee's rights have passed by will or by the laws of descent and distribution. All options previously granted are administered by the Company's Board of Directors. The options provide for adjustment of the number of shares issuable in the case of stock dividends or stock splits or combinations and adjustments in the case of recapitalization, merger or sale of assets.

     On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,140,000 warrants and options (the "Geimer Warrants") to acquire 1,140,000 shares of the Company's common stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as treasury stock by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 8 to the Financial Statement for further information.

     The Board of Directors of the Company has adopted an incentive stock option plan (the "Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 700,000 shares of the Company's Common Stock. The purpose of the Qualified Plan is to make options available to management and employees of the Company in order to provide them with a more direct stake in the future of the Company and to encourage them to remain with the Company. The Qualified Plan provides for the granting to management and employees of "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code").

     The Board of Directors of the Company has adopted a non-qualified stock option plan (the "Non-Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. The purpose of the Non-Qualified Plan is to provide certain key employees, independent contractors, technical advisors and directors of the Company with options in order to provide additional rewards and incentives for contributing to the success of the Company. These options are not incentive stock options within the meaning of Section 422 of the Code.

     The Qualified Plan and the Non-Qualified Plan (the "Stock Option Plans") will be administered by a committee (the "Committee") appointed by the Board of Directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an employee will terminate upon his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in the Company's best interests not to terminate the options.

     The exercise price of all incentive stock options granted under the Qualified Plan must be equal to the fair market value of such shares on the date of grant as determined by the Committee, based on guidelines set forth in the Qualified Plan. The exercise price may be paid in cash or (if the Qualified Plan shall meet the requirements of rules adopted under the Securities Exchange Act of 1934) in Common Stock or a combination of cash and Common Stock. The term of each option and the manner in which it may be exercised will be determined by the Committee, subject to the requirement that no option may be exercisable more than 10 years after the date of grant. With respect to an incentive stock option granted to a participant who owns more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant, the exercise price of the option must be at least equal to 110% of the fair market value on the date of grant and the option may not be exercisable more than five years after the date of grant.

     The Stock Option Plans were approved by the Company's shareholders at a Special Shareholders Meeting held on November 8, 1996. As of July 31, 1997, 25,000 options, exercisable at $7.25 per share of Common Stock, had been issued to each of Messrs. Wilhelm and Arnold pursuant to the Non-Qualified Plan.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of July 31, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

                                                Shares Beneficially Owned
Name and Address                                -------------------------
of Beneficial Owner                            Number               Percent
-------------------                            ------               -------

Thomas V. Geimer(1), (2)                     1,190,000               15.2%

Harry J. Fleury(1), (3)                        193,750                2.8%

Timothy Fitzpatrick(1),(4)                      95,000                1.4%

Dr. Franz Huber(1),(4)                          95,000                1.4%

A. Alexander Arnold III(5)                   1,100,000               16.4%
845 Third Ave., 6th Flr
New York, NY  10021

David C. Wilhelm(6)                            261,350               3.9%
3130 E. Exposition Street
Denver, CO 80209

Solar Satellite (7)                            527,650                7.9%
Communication, Inc.
5650 Greenwood Plaza  Blvd.
#107
Englewood, CO 80111

Executive Officers and Directors            2,745,100                34.4%
as a Group (4 persons)


---------------------------------
(1) The address for Messrs. Geimer, Fleury, Fitzpatrick and Huber is 303 E. 17th Ave., #108, Denver, CO 80203.
(2) Includes 1,140,000 shares which may be purchased by Mr. Geimer upon exercise of his warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 8 to Financial Statements for further information.
(3) Includes 100,000 shares which may be purchased by Mr. Fleury upon exercise of options.
(4) Represents shares which may be acquired by Messrs. Fitzpatrick and Huber upon exercise of their options.
(5) Represents 1,075,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 25,000 shares which may be purchased by Mr. Arnold upon the exercise of options.
(6) Includes 236,350 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm is the lifetime beneficiary and trustee, and 25,000 shares which may be purchased by Mr. Wilhelm upon exercise of options.
(7) Solar Satellite Communication, Inc. is not affiliated with any of the Company's officers, directors, key employees or other principal shareholders. Based upon its review of certain reports filed with the Securities and Exchange Commission and certain other inquiries, management believes that Solar Satellite is an inactive company that is controlled by certain Japanese Nationals and a company controlled by those persons.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------


     During fiscal year 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 1997, the deferred compensation agreement was funded in the amount of $150,000 for Thomas V. Geimer, and Mr. Geimer was vested in $112,500 of this amount. The balance of $37,500 will vest by January 31, 1998.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 1997 nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, five percent shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

     There are no exhibits filed with this Annual Report

(b)      Reports on Form 8-K

     The Company has not filed a report on Form 8-K during the last quarter of the fiscal year ended July 31, 1997.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ACCELR8 TECHNOLOGY CORPORATION



Date:  October 29, 1997                   By:  /s/  HARRY J. FLEURY
      -------------------------               ---------------------------------
                                               Harry J. Fleury, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 29, 1997                         /s/  THOMAS V. GEIMER
       ------------------------                 --------------------------------
                                                Thomas V. Geimer, Secretary,
                                                Chief Executive Officer and
                                                Chief Financial Office



Date:  October 29, 1997                         /s/  A. ALEXANDER ARNOLD III
       -------------------------                --------------------------------
                                                A. Alexander Arnold III


Date:  October 29, 1997                         /s/  DAVID C. WILHELM
       -------------------------                --------------------------------
                                                David C. Wilhelm

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (the "Company") as of July 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP

Denver, Colorado
October 24, 1997

ACCELR8 TECHNOLOGY CORPORATION

BALANCE SHEETS
JULY 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                   1997           1996
CURRENT ASSETS:
  Cash and cash equivalents                          $ 7,877,932    $ 1,407,026
  Accounts receivable                                    910,334        431,252
  Prepaid expenses and other                              26,800         49,695
  Deferred tax assets (Note 5)                           181,400        123,223
                                                     -----------    -----------
    Total current assets                               8,996,466      2,011,196
                                                     -----------    -----------
PROPERTY AND EQUIPMENT:
  Computer equipment                                     231,254        209,735
  Furniture and fixtures                                  32,476         11,231
                                                     -----------    -----------
    Total property and equipment                         263,730        220,966
  Less accumulated depreciation                          (96,594)      (150,453)
                                                     -----------    -----------
    Net property and equipment                           167,136         70,513
                                                     -----------    -----------
SOFTWARE DEVELOPMENT COSTS, less accumulated
  amortization: 1997, $875,046; 1996, $746,260           506,322        160,321
INVESTMENTS (Note 6)                                     179,020         75,000
                                                     -----------    -----------
TOTAL                                                $ 9,848,944    $ 2,317,030
                                                     ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILTIES:
  Accounts payable                                   $    97,499    $    52,091
  Income taxes payable                                    47,394         18,000
  Accrued liabilities                                     56,360         20,316
  Product development advance payable (Note 2)                 0         50,000
  Deferred consulting revenue                             46,252         91,724
  Deferred maintenance revenue                           103,878         75,460
                                                     -----------    -----------
    Total current liabilities                            351,383        307,591
                                                     -----------    -----------
DEFERRED TAX LIABILITIES (Note 5)                        203,400         69,723
                                                     -----------    -----------
OTHER LONG-TERM LIABILITIES (Note 6)                     141,520              0
                                                     -----------    -----------
COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY (Notes 3 and 6):
  Common stock, no par value; 11,000,000 shares
   authorized: 6,692,500 and 5,492,500 shares
   issued and outstanding                              8,218,677      1,970,970
  Contributed capital                                     41,449         41,449
  Retained earnings (deficit)                            892,515        (72,703)
                                                     -----------    -----------
    Shareholders' equity                               9,152,641      1,939,716
                                                     -----------    -----------
TOTAL                                                $ 9,848,944    $ 2,317,030
                                                     ===========    ===========

See notes to financial statements.



ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------

                                                    1997                     1996                    1995

REVENUES:
  Consulting fees                                $ 1,090,473             $ 1,074,744             $   294,130
  Product license and customer
   support fees (Note 2)                           1,055,026                 683,997                 750,584
  Resale of purchased software                       342,875                 338,270                 337,822
                                                 -----------             -----------             -----------

    Total revenues                                 2,488,374               2,097,011               1,382,536
                                                 -----------             -----------             -----------

COSTS AND EXPENSES:
  Cost of services                                   397,741                 311,534                 147,743
  Cost of software purchased for resale              102,783                 117,737                 101,266
  General and administrative                         481,952                 195,802                 264,365
  Marketing and advertising                          580,143                 324,962                 369,165
  Research and development                            61,324                  33,038                 129,959
                                                 -----------             -----------             -----------
    Total expenses                                 1,623,943                 983,073               1,012,498
                                                 -----------             -----------             -----------
INCOME FROM OPERATIONS                               864,431               1,113,938                 370,038

INTEREST INCOME                                      301,787                  43,342                  12,356
                                                 -----------             -----------             -----------

INCOME BEFORE INCOME TAXES                         1,166,218               1,157,280                 382,394
                                                 -----------             -----------             -----------
INCOME TAX (PROVISION) BENEFIT
 (Note 5):
  Current                                           (125,500)                (18,000)                      0
  Deferred                                           (75,500)                 53,500                       0
                                                 -----------             -----------             -----------
    Total (provision) benefit                       (201,000)                 35,500                       0
                                                 -----------             -----------             -----------

NET INCOME                                       $   965,218             $ 1,192,780             $   382,394
                                                 ===========             ===========             ===========

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES
  OUTSTANDING (Note 8)                             7,848,364               6,733,877               6,591,000
                                                 ===========             ===========             ===========

NET INCOME PER SHARE                             $      0.12             $      0.18             $      0.06
                                                 ===========             ===========             ===========


See notes to financial statements.


                                              F-3




ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JULY 31, 1997, 1996 AND 1995
---------------------------------------------------------------------------------------------------------------------------



                                              Common Stock                                   Retained            Total
                                      -----------------------------       Contributed        Earnings         Shareholders'
                                         Shares           Amount            Capital          (Deficit)           Equity


BALANCE, JULY 31, 1994                  5,492,500       $ 1,970,970       $    41,449       $(1,647,877)       $   364,542

  Net income                                    0                 0                 0           382,394            382,394
                                      -----------       -----------       -----------       -----------        -----------

BALANCE, JULY 31, 1995                  5,492,500         1,970,970            41,449        (1,265,483)           746,936

  Net income                                    0                 0                 0         1,192,780          1,192,780
                                      -----------       -----------       -----------       -----------        -----------

BALANCE, JULY 31, 1996                  5,492,500         1,970,970            41,449           (72,703)         1,939,716

  Proceeds from issuance of
   common stock, net of
   offering costs of $317,093           1,000,000         6,182,907                 0                 0          6,182,907

  Proceeds from exercise of
   stock optons                           200,000            64,800                 0                 0             64,800

  Net income                                    0                 0                 0           965,218            965,218
                                      -----------       -----------       -----------       -----------        -----------

BALANCE, JULY 31, 1997                  6,692,500       $ 8,218,677       $    41,449       $   892,515        $ 9,152,641
                                      ===========       ===========       ===========       ===========        ===========


See notes to financial statements.



                                                                F-4


ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------------------------------------

                                                         1997                  1996                 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $   965,218           $ 1,192,780           $   382,394
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Depreciation and amortization                         166,819               121,600               139,072
   Write-off of product development
    advance payable                                      (50,000)                    0                     0
   Deferred income tax provision (benefit)                75,500               (53,500)                    0
   Net change in assets and liabilities:
    Accounts receivable                                 (479,082)             (138,716)             (108,984)
    Prepaid expenses                                      22,895               (48,525)                6,705
    Accounts payable                                      45,408                (8,050)               30,599
    Income taxes payable                                  29,394                18,000                     0
    Accrued liabilities                                   36,044               (10,457)                8,001
    Deferred consulting revenue                          (45,472)               91,724                     0
    Deferred maintenance revenue                          28,418               (14,341)                2,823
    Other long-term liabilities                          141,520                     0                     0
                                                     -----------           -----------           -----------

      Net cash provided by operating activities          936,662             1,150,515               460,610
                                                     -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                            (474,788)              (80,543)             (108,510)
  Purchase of computer equipment                        (113,410)              (25,371)                    0
  Purchase of furniture and fixtures                     (21,246)                    0                     0
  Increase in investments                               (104,020)              (75,000)                    0
                                                     -----------           -----------           -----------

      Net cash used in investing activities             (713,463)             (180,914)             (108,510)
                                                     -----------           -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, less
   offering costs                                      6,247,707                     0                     0
                                                     -----------           -----------           -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                 6,470,906               969,601               352,100

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                    1,407,026               437,425                85,325
                                                     -----------           -----------           -----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                        $ 7,877,932           $ 1,407,026           $   437,425
                                                     ===========           ===========           ===========

See notes to financial statements


                                                         F-5


ACCELR8 TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Accelr8 Technology Corporation ("Accelr8" or the "Company) is a provider of software tools and consulting services for the conversion of Digital Equipment Corporation ("DEC") legacy systems to UNIX open client/server environments. The Company's consulting services and software conversion tools enable the Company's customers to analyze and implement their UNIX conversions in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be equivalent to cash.

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents with a high credit quality financial institution. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

     Property and Equipment - Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in operations. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from five to seven years.

     Software Development Costs - Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility has been established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized. Amortization of capitalized costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bears to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. Amortization expense relating to software development costs for the years ended July 31, 1997, 1996, and 1995 was $128,787, $96,237, and $113,396,
     respectively.

     Revenue Recognition - Revenue is recognized for consulting services as services are performed. Revenue is recognized on product licensing agreements when the Company substantially completes its obligations under the agreement and the customer has accepted the product. Revenue is recognized for customer support services on maintenance agreements using the straight-line method over the term of the agreement.

     In connection with its software business, the Company functions as a value-added reseller of computer software. The Company recognizes revenue when the computer software is delivered.

     Deferred Revenue - Deferred consulting revenues represent amounts received but not earned under consulting agreements. Deferred maintenance revenue represents amounts received but not earned under maintenance agreements.

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the
     financial   statement  basis  and  the  income  tax  basis  of  assets  and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

     Net Income Per Share - Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include stock options and warrants.
     Note 8 discusses options exercised after July 31, 1997 and the impact on the calculation of per share data.

     Stock Based Compensation - The Company accounts for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock based compensation to non-employees in accordance with Statement of Financial Accounting Standards SFAS No. 123, "Accounting for Stock Based Compensation."

     New Accounting Pronouncements - During February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128, which supersedes APB No. 15, establishes new standards for computing and presenting earnings per share. The Company is required to adopt this Statement in fiscal year 1998, including interim periods ending after December 15, 1997. When adopted, all prior year earnings per share data are required to be restated. The Company does not expect that the adoption of this Statement will have a material effect on the Company's reported earnings per share amounts.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is required to adopt SFAS No. 130 in fiscal 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact of adopting this statement on its financial statements.

2. PRODUCT DEVELOPMENT ADVANCE PAYABLE

     On September 4, 1991, the Company entered into an assistance agreement with a third party, wherein the Company received an advance of $50,000 to assist in the development of a specific software product which the Company was to own exclusively. Development of the software product was completed and the advance of $50,000 became payable to the third party as of July 31, 1995. As of July 31, 1996 the amount remained outstanding and the third party had the option of converting the outstanding balance to a interest bearing note. As of July 31, 1997, the Company has determined that the third party has no intention of collecting the amount; therefore, the amount was recorded as product license and custom support fees during the year ended July 31, 1997.

3. SHAREHOLDERS' EQUITY

     Authorized Shares and Reverse Stock Split - On November 18, 1996, shareholders approved a reduction in the number of authorized shares of the Company's common stock from 55,000,000 to 11,000,000. Simultaneously, the Company effected a one-for-four reverse stock split. All share and per share amounts have been restated to reflect the reverse stock split.

     Stock Option Plans - The Company has three stock-based compensation plans and options issued to key executives which are discussed below:

     Options and Warrant Agreements with Key Executives
     --------------------------------------------------
     The Chairman of the Board has options and warrants to purchase 1,140,000 shares of the Company's stock at $.24 per share which expire on December 31, 1997. A former President of the Company held other options to purchase 250,000 shares of the Company's common stock at $.28 per share which expired unexercised in December 1995.

     Employee Stock Option Plan
     --------------------------
     The Employee Stock Option Plan (the "Employee Plan") permits the granting of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which do not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company reserved 475,000 of its authorized but unissued common stock for stock options to be granted under the Employee Plan. During 1997, 140,000 options were exercised, resulting in 335,000 options outstanding at July 31, 1997. Under the terms of the Employee Plan, options vest at 25% annually. There are no shares which remain available under the Employee Plan for future grants.

     Incentive Stock Option Plan
     ---------------------------
     The Company has reserved 700,000 of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which have a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant. As of July 31, 1997, no options have been granted under the incentive plan.

     Non-Qualified Stock Option Plan
     -------------------------------

     The Company has reserved 300,000 of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which have a maximum ten-year life is issued by the Company's compensation committee on the date of grant. As of July 31, 1997, 50,000 options have been granted under the Non-Qualified Plan at an exercise price of $7.25 per share. Under the terms of the Non-Qualified Plan, options vest 100% upon grant.

     The Company accounts for the executive options and warrants, the Employee Plan and the Non-Qualified Plan using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. The Incentive Plan is excluded as there has not been any activity to the Plan. Accordingly, no compensation expense has been recognized for the executive options and warrants, the Employee Plan or the Non-Qualified Plan. Had compensation cost for the Employee Plan been determined based upon the fair value at the grant dates of awards under the

     Employee Plan consistent with SFAS No. 123, the Company's 1997 and 1996 net income and income per share amounts would have been reduced to the pro forma amounts indicated below:

                                                   Fiscal Year    Fiscal Year
                                                      Ended          Ended
                                                  July 31, 1997  July 31, 1996


        Net income - as reported                     $965,218      $1,192,780
                                                     ========      ==========

        Net income - pro forma                       $635,594      $1,060,456
                                                     ========      ==========

        Income per share - as reported               $   0.12      $     0.18
                                                     ========      ==========

        Income per share - pro forma                 $   0.08      $     0.16
                                                     ========      ==========


     The fair value of options granted under the Executive Options and Employee Plan is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997: no dividend yield, risk-free interest rate of 6.50%, expected life of 10 years; and expected volatility of 95.61% . The following weighted average assumptions were used for grants in 1996: no dividend yield, risk-free interest rate of 6.00%; expected life of 10 years; and expected volatility of 92.93%. There were no stock options granted in 1997.

     The following table summarizes information on stock option activity for the executive options and warrants and the Employee Plan and those granted to certain employees via option agreements:

                                                                                                          Weighted
                                                                                                           Average
                                                                      Number of           Exercise      Exercise Price
                                                                       Shares          Price Per Share    Per Share

     Options and warrants outstanding, July 31, 1994                  2,446,875        $0.02 - $0.04       $ 0.07
     Options and warrants granted                                       100,000         0.02                 0.02
     Options and warrants expired or cancelled                         (134,375)        0.02 -  0.04         0.03
                                                                      ---------

     Options and warrants outstanding, July 31, 1995                  2,412,500        $0.24 - $0.36       $ 0.28
     Options and warrants granted                                     1,212,500         0.24 -  0.36         0.25
     Options and warrants expired or cancelled                       (1,950,000)        0.24 -  0.36         0.24
                                                                      ---------

     Options and warrants outstanding, July 31, 1996                  1,675,000        $0.24 - $0.36       $ 0.27
     Options and warrants exercised                                    (200,000)        0.36                 0.36
                                                                      ---------

     Options and warrants outstanding, July 31, 1997                  1,475,000        $0.24 - $0.36       $ 0.27
                                                                      =========

     As of July 31, 1997 all of the options outstanding are currently exercisable.

     Warrants to Purchase Common Stock - In conjunction with the common stock issued during the secondary public offering in November 1996, the Company issued warrants to purchase 34,500 shares of Common Stock to the Underwriter. Each warrant entitles the Underwriter to purchase one share of no par value common stock of the Company at an exercise price equal to 120% of the initial price to the public ($7.80 per share). The warrants are exercisable at any time during the period November 18, 1997 to November 18, 1999.

4. MAJOR CUSTOMERS AND FOREIGN REVENUE

     In fiscal year 1997, revenue of $317,800 (13%) was derived from a single customer. In 1996, revenue of $239,025 (11%), $282,100 (13%), and $353,075
     (17%) was derived from sales to three separate customers. In 1995, revenue of $150,381 (11%) was derived from a single customer. The Company's operations are located entirely within the United States. However, in 1997 and 1996, $539,635 (22%) and $318,393 (15%), respectively, of the Company's revenues were to foreign customers.

5. INCOME TAXES

     The following items comprise the Company's net deferred tax assets as of July 31:

                                                  1997           1996           1995

     Deferred tax assets:
       Deferred income                          $ 55,999       $ 63,530       $ 57,848
       Net operating loss (NOL) carryforwards                    41,693        491,197
       Alternative minimum (AMT) tax credit
         carryforwards                            15,301         18,000
       General business credit                   110,100
                                                --------       --------       --------

            Total                                181,400        123,223        549,045
       Valuation allowance                                                    (472,889)
                                                --------       --------       --------
            Total                                181,400        123,223         76,156

       Deferred tax liabilities -
         depreciation and amortization          (203,400)       (69,723)       (76,156)
                                                --------       --------       --------

       Net deferred tax assets (liabilities)    $(22,000)      $ 53,500       $   --
                                                ========       ========       ========


     As of July 31, 1995, the Company concluded that based on available evidence, realization of existing net operating loss carryforwards was uncertain and, accordingly, a valuation allowance was recorded. During fiscal 1996, the Company's valuation allowance decreased $472,889 as the result of utilization of NOL carryforwards.

     A reconciliation of the expected income tax expense at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate for the years ended July 31 is as follows:

                                                    1997             1996          1995

       Federal statutory income tax rate                 34%             34%           34%

       Computed "expected" income taxes           $ 396,514       $ 393,475     $ 130,014
       Change in taxes resulting from:
         State income taxes, net of federal
          tax benefit                                37,945          38,190        12,237
         Change in valuation allowance                             (472,889)     (142,251)
         General business credit                   (236,473)
         Other                                        3,014           5,724          --
                                                  ---------       ---------     ---------

       Income tax provision (benefit)             $ 201,000       $ (35,500)    $    --
                                                  =========       =========     =========



     As of July 31, 1997, the Company has general business credit carryforwards of $110,100 available to offset future taxable income expiring in varying amounts through 2112. The Company also has AMT credit carryforwards of $15,301 available to offset future regular taxable income that may be carried forward indefinitely.

6. COMMITMENTS

     Operating Leases - The Company has an operating lease agreement for office space through December 31, 1999. Future minimum lease payments for the years ending July 31, 1998, 1999 and 2000 are $61,227, $758,890 and
     $31,710, respectively. Total rent expense was $52,781, $42,989 and $40,141 in 1997, 1996 and 1995, respectively.

     Employee Retirement Plan - During the year ended July 31, 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to 15% of their compensation subject to dollar limitations of the Internal Revenue Code. The Company may make discretionary contributions to the Plan based on recommendations from the Board of Directors. For the years ended July 31, 1997 and 1996, the Board authorized contributions totalling $15,360 and $0, respectively.

     Deferred Compensation Arrangement - During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. During fiscal 1996, the Company funded deferred compensation of $75,000 awarded to the Chairman of the Board with a deposit of $75,000 with the "Rabbi" Trust. An additional $75,000 award was granted and funded during fiscal 1997. The funds are subject to the general claims of creditors and are included in investments as of July 31, 1997 and 1996. The following information is provided related to the trust assets which primarily consist of equity securities as of July 31, 1997 and 1996.

                                                          1997         1996

      Amortized cost basis                              $150,000     $ 75,000
      Gross unrealized holding gains                      29,020
                                                        --------     --------
      Aggregate fair value                              $179,020     $ 75,000
                                                        ========     ========

     During the years ended July 31, 1997, 1996, and 1995, there were no sales of available-for-sale securities.

7. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments as of July 31, 1997 and 1996 are as follows:

                                       1997           1997        1996           1996
                                     Carrying      Estimated    Carrying       Estimated
                                      Amount       Fair Value    Amount        Fair Value

     Cash and cash equivalents      $7,877,932    $7,877,932    $1,407,026    $1,407,026
     Investments                       179,020       179,020        75,000        75,000
     Other long-term liabilities       141,520       141,520


     The following methods and assumptions were used to estimate the fair value of financial instruments:

      Cash and Cash Equivalents - The carrying amount approximates fair value. Investments - The carrying amount is based on quoted market prices. Other Long-Term Liabilities - The carrying amount approximates fair value.

8.  SUBSEQUENT EVENT

     Subsequent to July 31, 1997 the options and warrants held by the Chairman of the Board were exercised and placed into the "Rabbi" Trust discussed in
     Note 6. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman over a ten year period after such occurrence. Because the Company owns the assets of the Rabbi Trust, the shares of Company stock in the "Rabbi" Trust will be treated as treasury stock for financial reporting purposes; however, as were the options and warrants, the shares of Company stock in the "Rabbi" Trust will be treated as common stock equivalents, which will be dilutive, for purposes of calculating per share data.