Form 10KSB/A
period 1997-07-31
ACCELR8 TECHNOLOGY CORP
filed 1997-10-31
CIK 727207

FORM 10-KSB/A
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


     The Company's NAVIG8-2000 product has additional, ancillary capabilities which provide extended functionality to the DEC VAX/VMS community, including:
(i) code auditing, which after the remediation of a legacy system, offers a means of maintaining the integrity of internal and external development standards of an application environment through future code additions and changes; (ii) a search engine, which can be used against source code written in nearly all major software languages to search for any variable; and (iii) date field expansion, which expands the date field space in source code as a solution to Year 2000 requirements.

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

VAX/VMS As used in this annual report shall refer to DEC's VAX minicomputers, which utilize DEC's VMS operating system.

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

     Income taxes increased form a benefit of $35,500 in fiscal 1996 to a provision of $201,000 in fiscal 1997, primarily due to a decrease in net operating loss carryforwards available in fiscal 1997.

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

Liquidity and Capital Resources

     Although the Company traditionally has relied principally upon internally generated funds to finance its operations and growth, during the year ended July 31, 1997, the Company derived $6,247,707 from the net proceeds of a public offering of its Common Stock. Thus, during the year ended July 31, 1997, cash and cash equivalents increased 460% from $1,407,026 to $7,877,932. Shareholders' equity increased 371% from $1,939,716 at July 31, 1996, to $9,152,641 at July 31, 1997. However, the Company generated $907,642 cash from operations during the year ended July 31, 1997, compared to $1,150,515 cash from operations generated during the year ended July 31, 1996. At July 31, 1997, the Company had working capital of $8,645,083 and cash equivalents of $7,877,932.

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



Date:  October 30, 1997                   By:  /s/  HARRY J. FLEURY
      -------------------------               ---------------------------------
                                               Harry J. Fleury, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 30, 1997                         /s/  THOMAS V. GEIMER
       ------------------------                 --------------------------------
                                                Thomas V. Geimer, Secretary,
                                                Chief Executive Officer and
                                                Chief Financial Office



Date:  October 30, 1997                         /s/  A. ALEXANDER ARNOLD III
       -------------------------                --------------------------------
                                                A. Alexander Arnold III


Date:  October 30, 1997                         /s/  DAVID C. WILHELM
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


                                              F-3




ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JULY 31, 1997, 1996 AND 1995
---------------------------------------------------------------------------------------------------------------------------



                                              Common Stock                                   Retained            Total
                                      -----------------------------       Contributed        Earnings         Shareholders'
                                         Shares           Amount            Capital          (Deficit)           Equity


BALANCE, JULY 31, 1994                  5,492,500       $ 1,970,970       $    41,449       $(1,647,877)       $   364,542

  Net income                                    0                 0                 0           382,394            382,394
                                      -----------       -----------       -----------       -----------        -----------

BALANCE, JULY 31, 1995                  5,492,500         1,970,970            41,449        (1,265,483)           746,936

  Net income                                    0                 0                 0         1,192,780          1,192,780
                                      -----------       -----------       -----------       -----------        -----------

BALANCE, JULY 31, 1996                  5,492,500         1,970,970            41,449           (72,703)         1,939,716

  Proceeds from issuance of
   common stock, net of
   offering costs of $817,093           1,000,000         6,182,907                 0                 0          6,182,907

  Proceeds from exercise of
   stock optons                           200,000            64,800                 0                 0             64,800

  Net income                                    0                 0                 0           965,218            965,218
                                      -----------       -----------       -----------       -----------        -----------

BALANCE, JULY 31, 1997                  6,692,500       $ 8,218,677       $    41,449       $   892,515        $ 9,152,641
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

     The following table summarizes information on stock option activity for the executive options and warrants and the Employee Plan.

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

     Warrants to Purchase Common Stock - In conjunction with the common stock issued during the secondary public offering in November 1996, the Company issued warrants to purchase 34,500 shares of Common Stock to the Underwriter. Each warrant entitles the Underwriter to purchase one share of no par value common stock of the Company at an exercise price equal to 120% of the initial price to the public ($8.40 per share). The warrants are exercisable at any time during the period November 18, 1997 to November 18, 1999.

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