Form 10QSB
period 1997-10-31
ACCELR8 TECHNOLOGY CORP
filed 1997-12-11
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1997
                                                ----------------


            [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                      Commission file number       0-11485
                                              -----------------

                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                        84-1072256
--------------------------------------------------------------------------------
(State or other jurisdiction of                 (IRS Employer Identification No.
incorporation or organization)



                     303 East Seventeenth Avenue, Suite 108,
                             Denver, Colorado 80203
                     -------------------------------------
                    (Address of principal executive office)

                                 (303) 863-8088
                            -------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

Number of shares outstanding of the issuer's Common Stock:

          Class                                  Outstanding at October 31, 1997
--------------------------                       -------------------------------
Common Stock, no par value                                  7,832,500

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                          Page
                                                                          ----

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Balance Sheets - as of
             October 31, 1997 and July 31, 1997                             1

           Statements of Operations
             for the three months ended October 31, 1997 and 1996           2

           Statements of Cash Flows
             for the three months ended October 31, 1997 and 1996           3

           Notes to Financial Statements                                    4

   Item 2. Management's  Discussion and Analysis of Financial
           Condition and Results of Operations                            5-6

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                 6


SIGNATURES                                                                  7

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                         Accelr8 Technology Corporation
                                 Balance Sheets

                                                   October 31,        July 31,
                                                      1997             1997
ASSETS                                             (Unaudited)       (Audited)
                                                   ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                     $  8,147,579    $  7,877,932
     Accounts receivable                              1,945,889         910,334
     Prepaid expenses and other                         131,365          26,800
     Deferred tax assets                                181,400         181,400
                                                   ------------    ------------
         Total current assets                        10,406,233       8,996,466
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                 243,248         231,254
     Furniture and fixtures                              41,475          32,476
                                                   ------------    ------------
         Total property and equipment                   284,723         263,730
     Less accumulated depreciation                     (111,594)        (96,594)
                                                   ------------    ------------
         Net property and equipment                     173,129         167,136
                                                   ------------    ------------

SOFTWARE DEVELOPMENT COSTS:
     Software development cost capitalized            1,578,881       1,381,368
     Less accumulated amortization                     (908,046)       (875,046)
                                                   ------------    ------------
     Net software development costs                     670,835         506,322
                                                   ------------    ------------

INVESTMENTS                                             179,020         179,020
                                                   ------------    ------------
         Total assets                              $ 11,429,217    $  9,848,944
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $    246,274    $     97,499
     Incomes taxes payable                              294,394          47,394
     Accrued liabilities                                 41,971          56,360
     Deferred consulting revenue                           --            46,252
     Deferred maintenance revenue                       443,322         103,878
                                                   ------------    ------------
         Total current liabilities                    1,025,961         351,383
                                                   ------------    ------------

DEFERRED TAX LIABILITIES                                203,400         203,400
                                                   ------------    ------------
OTHER LONG-TERM LIABILITIES                             179,020         141,520
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
     Common stock, no par value;
       11,000,000 shares authorized;
       7,832,500 shares issued and outstanding        8,218,677       8,218,677
     Contributed capital                                315,049          41,449
     Retained earnings                                1,760,711         892,515
     Shares held for employee benefit                  (273,600)           --
                                                   ------------    ------------

         Shareholders' equity                        10,020,837       9,152,641
                                                   ------------    ------------
TOTAL                                              $ 11,429,218    $  9,848,944
                                                   ============    ============

                         Accelr8 Technology Corporation
                            Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                           ------------------
                                                        October 31    October 31
                                                           1997          1996
                                                        ----------    ----------
Revenues:
     Consulting fees                                    $  153,314    $  193,704
     Product license and customer support fees           1,337,047       265,630
     Resale of software purchased                          139,528       153,595
                                                        ----------    ----------
         Total Revenues                                  1,629,889       612,929
                                                        ----------    ----------
Costs and Expenses:
     Cost of services                                      135,075        79,474
     Cost of software purchased for resale                  44,232        44,160
     General and administrative                            221,365       115,391
     Marketing and advertising                             136,063        88,485
     Research and development                               35,062         9,311
                                                        ----------    ----------
         Total Expenses                                    571,797       336,821
                                                        ----------    ----------
Income from operations                                   1,058,092       276,108
Interest income                                            105,104        19,770
                                                        ----------    ----------
Income before income taxes                               1,163,196       295,878
Income tax provision                                       295,000        60,000
                                                        ----------    ----------
Net Income                                              $  868,196    $  235,878
                                                        ==========    ==========
Weight average shares outstanding                        8,178,333     7,148,673
                                                        ==========    ==========
Net Income per share                                    $     0.11    $     0.03
                                                        ==========    ==========

                         Accelr8 Technology Corporation
                            Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                          ------------------
                                                     October 31,     October 31,
                                                        1997            1996
                                                     -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                      $   868,196    $   235,878
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                    48,000         26,405
         Net change in assets and liabilities:
           Accounts receivable                        (1,035,555)        41,524
           Prepaid expenses and other                   (104,565)      (105,412)
           Accounts payable                              148,775         96,706
           Income taxes payable                          247,000         42,000
           Accrued liabilities                           (14,389)        52,923
           Deferred consulting revenue                   (46,252)       (85,996)
           Deferred maintenance revenue                  339,443          6,161
           Other long-term liabilities                    37,500              0
                                                     -----------    -----------
         Net cash provided by operating activities       488,153        310,189
                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                         (197,513)       (46,164)
     Purchase of computer equipment                      (11,993)        (4,879)
     Purchase of office furniture and equipment           (9,000)          --
                                                     -----------    -----------
         Net cash used in investing activities          (218,506)       (51,043)
                                                     -----------    -----------

Net increase in cash and cash equivalents                269,647        259,146

Cash and equivalents, beginning of period              7,877,932      1,407,026
                                                     -----------    -----------

Cash and equivalents, end of period                  $ 8,147,579    $ 1,666,172
                                                     ===========    ===========

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

              For the three months ended October 31, 1997 and 1996


Note 1. Accounting Policies

     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1997 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

Item 2. Management's  Discussion and Analysis of Financial  Condition and Result
--------------------------------------------------------------------------------
of Operations
-------------

Changes in Result of Operations: October 31, 1997 compared to October 31, 1996

     Total revenues for the quarter ended October 31, 1997 were $1,629,889, an increase of $1,016,960 or 166%, as compared to the quarter ended October 31, 1996. Consulting fees for the quarter ended October 31, 1997, were $153,314 a decrease of $40,389 or 21% as compared to the quarter ended October 31, 1996, and represented 9% of total revenues. Product license and customer support fees for the quarter ended October 31, 1997, were $1,337,047 an increase of $1,071,417 or 403%, as compared to the quarter ended October 31, 1996. Revenues from the resale of purchased software for the quarter ended October 31, 1997, were $139,528, a decrease of $14,067 or 9%, as compared to the quarter ended October 31, 1996. The large increase in revenues from product license and customer support fees resulted from our customers' increasing need for and acceptance of the Company's year 2000 tools and services.

     During the quarter ended October 31, 1997, sales to the Company's two largest customers were $575,000 and $425,440, representing 35% and 26% of the Company's revenues respectively. In comparison, sales to the Company's two largest customers were $87,868 and $75,000 representing 14% and 12% of the Company's revenues respectfully for the quarter ended October 31, 1996. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the quarter ended October 31, 1997, was $135,075 an increase of $55,601 or 70%, as compared to the quarter ended October 31, 1996. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 17% for the quarter ended October 31, 1996 to 9% for the quarter ended October 31, 1997. This increase occurred principally because of revenues increasing 256% while cost of services increased by only 70%.

     Cost of software purchased for resale for the quarter ended October 31, 1997, was $44,232 as compared to $44,160 for the quarter ended October 31, 1996.

     General and administrative expenses for the quarter ended October 31, 1997, were $221,365, an increase of $105,974 or 92%, as compared to the quarter ended October 31, 1996. This increase was principally due to increased costs in all catagories due to the increased size and scope of the Company.

     Marketing and advertising expenses for the quarter ended October 31, 1997, were $136,063, an increase of $47,578 or 54%, as compared to the quarter ended October 31, 1996. This increase was due to increased costs of personnel, advertising, and trade shows as related to the Company's Year 2000 tools and services.

     Research and development expenses for the quarter ended October 31, 1997, were $35,062, an increase of $25,751 or 277%, as compared to the quarter ended October 31, 1996. This increase resulted from increased computer costs including depreciation.

     Interest income for the quarter ended October 31, 1997, was $105,104 an increase of 432%, as compared to the quarter ended October 31, 1996. This increase resulted from an investment of net proceeds of the Company's public offering that was closed on November 22, 1996, in interest bearing instruments.

     Income tax provision for the quarter ended October 31, 1997, was $295,000 an increase of $235,000 or 392% as compared to the quarter ended October 31, 1996. This increase resulted from increased income before taxes plus an increased effective tax rate due to less tax credits being available in the fiscal quarter ended October 31, 1997.

     As a result of these factors, income before income taxes for the quarter ended October 31, 1997, was $1,163,196, an increase of $867,318 or 293%, as compared to the quarter ended October 31, 1996. Net income for the quarter ended October 31, 1997, was $868,196, an increase of $632,318, or 268%, as compared to the quarter ended October 31, 1996.

Capital Resources and Liquidity

     At October 31, 1997 as compared to the Company's most recent fiscal year end, current assets increased 16% from $8,996,466 to $10,406,233 and the Company's liquidity as measured by available cash, increased by 3% from $7,877,932 to $8,147,579. During the same period, shareholders' equity increased 9% from $9,152,641 to $10,020,837 as a result of net income for the quarter ended October 31, 1997.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits: There are no exhibits for the three months ended October 31, 1997

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended October 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: December 11, 1997
      -----------------

                                           ACCELR8 TECHNOLOGY CORPORATION



                                           -------------------------------------
                                           Harry J. Fleury, President