Form 10QSB
period 1998-01-31
ACCELR8 TECHNOLOGY CORP
filed 1998-03-13
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1998
                                                -----------------


     [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to ____________________

                      Commission file number  0-11485
                                              -------

                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                         84-1072256
  -------------------------------                       ------------------
 (State or other  jurisdiction of                         (IRS Employer
 incorporation  or  organization)                       Identification No.)


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
                            Yes   X     No
                                -----      -----

Number of shares outstanding of the issuer's Common Stock:

           Class                           Outstanding at January 31, 1998
 --------------------------                -------------------------------
 Common Stock, no par value                           7,969,500

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                         Page
                                                                         ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - as of
                    January 31, 1998 and July 31, 1997                    1

                  Statements of Operations
                    for the three months and six months
                    ended January 31, 1998 and 1997                       2

                  Statements of Cash Flows
                    for the six months ended
                    January 31, 1998 and 1997                             3

                  Notes to Financial Statements                           4

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        5-7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                        7


SIGNATURES                                                                8


                                      -ii-                           FORM 10-QSB






                                      PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                                      Accelr8 Technology Corporation
                                              Balance Sheets
                                                                   January 31,                July 31,
                                                                      1998                     1997
ASSETS                                                             (Unaudited)               (Audited)
                                                                  ------------              ------------
CURRENT ASSETS:
     Cash and cash equivalents                                    $  9,285,990              $  7,877,932
     Accounts receivable                                             2,187,737                   910,334
     Prepaid expenses and other                                        135,476                    26,800
     Deferred tax assets                                               181,400                   181,400
                                                                  ------------              ------------
         Total current assets                                       11,790,603                 8,996,466
                                                                  ------------              ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                                262,987                   231,254
     Furniture and fixtures                                            100,600                    32,476
                                                                  ------------              ------------
         Total property and equipment                                  363,587                   263,730
     Less accumulated depreciation                                    (129,833)                  (96,594)
                                                                  ------------              ------------
         Net property and equipment                                    233,754                   167,136
                                                                  ------------              ------------

SOFTWARE DEVELOPMENT COSTS:
     Software development cost less accumulated
       amortization: 1998 - $1,004,682;
       1997 - $875,046                                                 835,777                   506,322
                                                                  ------------              ------------

INVESTMENTS                                                            181,580                   179,020
                                                                  ------------              ------------
Total assets                                                      $ 13,041,714              $  9,848,944
                                                                  ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                             $    185,176              $     97,499
     Income taxes payable                                              708,394                    47,394
     Accrued liabilities                                                80,489                    56,360
     Deferred consulting revenue                                          --                      46,252
     Deferred maintenance revenue                                      162,540                   103,878
                                                                  ------------              ------------
         Total current liabilities                                   1,136,599                   351,383
                                                                  ------------              ------------
LONG TERM LIABILITIES:
     Deferred tax liabilities                                          203,400                   203,400
                                                                  ------------              ------------
     Other long-term liabilities                                       181,580                   141,520
                                                                  ------------              ------------
SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares
       authorized; 7,969,500 shares issued
       and outstanding                                               8,579,477                 8,218,677
     Contributed capital                                               315,049                    41,449
     Retained earnings                                               2,899,209                   892,515
     Shares held for employee benefit                                 (273,600)                     --
                                                                  ------------              ------------
         Shareholders' equity - net                                 11,520,135                 9,152,641
                                                                  ------------              ------------
TOTAL                                                             $ 13,041,714              $  9,848,944
                                                                  ============              ============



                                                - 1 -                                        FORM 10-QSB



                                          Accelr8 Technology Corporation
                                             Statements of Operations
                                                    (Unaudited)



                                                             Three Months Ended                    Six Months Ended
                                                      ------------------------------        ------------------------------
                                                       January 31,        January 31,       January 31,        January 31,
                                                         1998               1997               1998               1997
                                                      -----------        -----------        -----------        -----------
Revenues:
     Consulting fees                                  $   131,986        $    84,899        $   285,300        $   278,602
     Product license and customer support fees          2,335,375             96,948          3,672,422            362,578
     Resale of software purchased                         137,360             77,041            276,887            230,636
                                                      -----------        -----------        -----------        -----------

         Total Revenues                                 2,604,721            258,888          4,234,609            871,816
                                                      -----------        -----------        -----------        -----------

Costs and Expenses:
     Cost of services                                     216,084             98,462            351,159            177,936
     Cost of software purchased for resale                 33,309             25,172             77,541             69,332
     General and administrative                           203,197            110,180            424,562            225,570
     Marketing and advertising                            261,500            103,174            397,562            191,658
     Research and development                              29,268             11,218             64,330             20,529
                                                      -----------        -----------        -----------        -----------

         Total Expenses                                   743,358            348,206          1,315,154            685,025
                                                      -----------        -----------        -----------        -----------

Income from operations                                  1,861,363            (89,318)         2,919,455            186,791

Interest income                                           116,135             79,024            221,239             98,794
                                                      -----------        -----------        -----------        -----------

Income (loss) before income taxes                       1,977,498            (10,294)         3,140,694            285,585

Income tax (provision) benefit                           (839,000)            60,000         (1,134,000)                 0
                                                      -----------        -----------        -----------        -----------

Net Income                                            $ 1,138,498        $    49,706        $ 2,006,694        $   285,585
                                                      ===========        ===========        ===========        ===========

Weighted average shares outstanding - basic             7,833,389          5,970,840          7,849,965          5,731,674
                                                                         ===========        ===========        ===========

Net income per share - basic                          $       .15        $       .01        $       .26        $       .05
                                                      ===========        ===========        ===========        ===========

Weighted average shares outstanding - diluted           8,166,213          7,495,582          8,212,191          8,292,247
                                                      ===========        ===========        ===========        ===========

Net income per share - diluted                        $       .14        $       .01        $       .24        $       .03
                                                      ===========        ===========        ===========        ===========



                                                         - 2 -                                                 FORM 10-QSB

                                          Accelr8 Technology Corporation
                                             Statements of Cash Flows
                                                    (Unaudited)



                                                                           Six Months Ended
                                                                  -------------------------------------
                                                                  January 31,              January 31,
                                                                     1998                    1997
                                                                  -----------              -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                   $ 2,006,694              $   285,585
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                162,875                   54,746
         Net change in assets and liabilities:
           Accounts receivable                                     (1,277,403)                  99,158
           Prepaid expenses and other                                (108,676)                 (86,155)
           Accounts payable                                            87,677                   61,752
           Income taxes payable                                       661,000                  (18,000)
           Accrued liabilities                                         24,129                  101,974
           Deferred consulting revenue                                (46,253)                 (48,642)
           Deferred maintenance revenue                                58,663                    7,221
           Other long-term liabilities                                 40,060                     --
                                                                  -----------              -----------
         Net cash provided by operating activities                  1,608,766                  457,639
                                                                  -----------              -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                      (459,090)                 (94,577)
     Purchase of computer equipment                                   (31,733)                 (21,879)
     Purchase of office furniture and equipment                       (68,124)                    --
     Increase in investments                                           (2,561)                  (2,448)
                                                                  -----------              -----------
         Net cash used in investing activities                       (561,508)                (118,904)
                                                                  -----------              -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds provided from sale of common stock                  360,800                6,234,707
                                                                  -----------              -----------

Net increase in cash and cash equivalents                           1,408,058                6,573,442

Cash and equivalents, beginning of period                           7,877,932                1,407,026
                                                                  -----------              -----------

Cash and equivalents, ending of period                            $ 9,285,990              $ 7,980,468
                                                                  ===========              ===========



                                                   - 3 -                                   FORM 10-QSB


                         Accelr8 Technology Corporation
                          Notes to Financial Statements

               For the six months ended January 31, 1998 and 1997


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

     Effective for the Company's financial statements for the period ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for potentially dilutive equivalent shares outstanding. All prior-period EPS data have been restated.

Note 2.  Shareholders' Equity

     During the period ended January 31, 1998, the Company issued 137,000 shares of common stock resulting from the exercise of options for $360,800.

     In August 1997, the options and warrants held by the Chairman of the Board were exercised and placed into the "Rabbi" Trust discussed in Note 6 to the Company's fiscal 1997 financial statements. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman over a ten-year period after such occurrence. Because the Company owns the assets of the "Rabbi" Trust, the shares of the Company stock in the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes.





                                       - 4 -                         FORM 10-QSB

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Changes in Results of Operations: Six months ended January 31, 1998 compared to Six months ended January 31, 1997

     Total revenues for the six months ended January 31, 1998, were $4,234,609, an increase of $3,362,793 or 386%, as compared to the six months ended January 31, 1997. Consulting fees for the six months ended January 31, 1998, were $285,300, an increase of $6,698 or 2.4%, as compared to the six months ended January 31, 1997, and represented 6.7% of total revenues. Product license and customer support fees for the six months ended January 31, 1998, were $3,672,422, an increase of $3,309,844 or 913%, as compared to the six months ended January 31, 1997, and represented 86.7% of total revenues. Revenues from the resale of purchased software for the six months ended January 31, 1998, were $276,887, an increase of $46,251 or 20.0%, as compared to the six months ended January 31, 1997, and represented 6.5% of total revenues. The small increase in consulting fees is the result of the Company's emphasis on marketing of software tools for the Year 2000 solution. The substantial increase in product license and support fees results from the market's increasing acceptance of the Company's Year 2000 tools and services as well as a three-year worldwide license agreement for the Company's Year 2000 tools with Digital Equipment Company.

     During the six months ended January 31, 1998, sales to the Company's four largest customers were $1,000,000; $604,840; $465,000; and $454,055 representing
23.6%; 14.3%; 11.0%; and 10.7%, respectively, of the Company's revenues. In comparison, sales to the Company's two largest customers were $91,550 and $87,868, representing 10.5% and 10.1% of total revenues for the six months ended January 31, 1997. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the six months ended January 31, 1998, was $351,159, an increase of $173,223 or 97.4%, as compared to the six months ended January 31, 1997. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 27.8% for the six months ended January 31, 1997, to 8.9% for the six months ended January 31, 1998. This decrease is the result of most sales being in product license and support which are less costly to provide.

     Cost of software purchased for resale for the six months ended January 31, 1998, was $77,541 an increase of $8,209 or 11.8%, as compared to the six months ended January 31, 1997. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the six months ended January 31, 1998, were $424,562, an increase of $198,992 or 88.2%, as compared to the six months ended January 31, 1997. This increase was principally due to increased employee benefit costs which resulted from new hires, additional office space and costs associated with building infrastructure.

     Marketing and advertising expenses for the six months ended January 31, 1998, were $397,562, an increase of $205,904 or 107.4%, as compared to the six months ended January 31, 1997. This increase was principally due to increased employee costs and advertising the Company's Year 2000 tools in several trade publications as well as new product literature and web site expense.

     Research and development expenses for the six months ended January 31, 1998, were $64,330, an increase of $43,801 or 213.4%, as compared to the six months ended January 31, 1997. This increase resulted from increased activities to develop new products.


                                     - 5 -                           FORM 10-QSB

     Interest income for the six months ended January 31, 1998, was $221,239, an increase of $122,445, as compared to the six months ended January 31, 1997. This increase resulted from a greater amount of cash earning interest during the period.

     As a result of these factors, net income for the six months ended January 31, 1998, was $2,006,694, an increase of $1,721,109 or 603%, as compared to the six months ended January 31, 1997.

Capital Resources and Liquidity

     At January 31, 1998, as compared to at July 31, 1997, the Company's current assets increased 31.1% from $8,996,466 to $11,790,603 and the Company's liquidity, as measured by cash and cash equivalents, increased by 17.9% from $7,877,932 to $9,285,990. During the same period, shareholders' equity increased 25.9% from $9,152,641 to $11,520,135 primarily as a result of net income for the period.

Changes in Results of Operations: Three months ended January 31, 1998 compared to three monts ended January 31, 1997

     Total revenues for the three months ended January 31, 1998 were $2,604,721, an increase of $2,345,833 or 906%, as compared to the three months ended January 31, 1997. Consulting fees for the three months ended January 31, 1998, were $131,986, an increase of $47,087 or 55.5%, as compared to the three months ended January 31, 1997, and represented 5.1% of total revenues. Product license and customer support fees for the three months ended January 31, 1998, were $2,335,375, an increase of $2,238,427 or 2,309%, as compared to the three months ended January 31, 1997, and represented 89.7% of total revenue. Revenues from the resale of purchased software for the three months ended January 31, 1998, were $137,360, an increase of $60,319 or 78.3%, as compared to the three months ended January 31, 1997, and represented 5.3% of total revenue. The increase in consulting fees is the result of assisting customers with analyzing and correcting their Year 2000 problem. The substantial increase in product and license support fees results from the market's increasing acceptance of the Company's Year 2000 tools and services as well as a three-year worldwide license agreement for the Company's Year 2000 tools with Digital Equipment Company.

     During the three months ended January 31, 1998, sales to the Company's largest customers were $1,000,000 and $465,000, representing 38.4% and 17.9% of the Company's revenues, respectively. In comparison, sales to a single customer represented 16.5% of total revenues for the three months ended January 31, 1997. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the three months ended January 31, 1998, was $216,084, an increase of $117,622 or 120%, as compared to the three months ended January 31, 1997. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 54.1% for the three months ended January 31, 1997 to 8.8% for the three months ended January 31, 1998. This decrease is the result of most sales being in product licenses and support which are less costly to provide.

     Cost of software purchased for resale for the three months ended January 31, 1998, was $33,309, an increase of $8,137 or 32.3%, as compared to the three months ended January 31, 1997. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the three months ended January 31, 1998, were $203,197, an increase of $93,017 or 84.4%, as compared to the three months ended January 31, 1997. This increase was principally due to increased employee benefit costs which resulted from new hires, additional office space, and costs associated with building infrastructure.

                                     - 6 -                           FORM 10-QSB

     Marketing and advertising expenses for the three months ended January 31, 1998, were $261,500, an increase of $158,326 or 154%, as compared to the three months ended January 31, 1997. This increase was principally due to increased employee costs and advertising the Company's Year 2000 tools in several trade publications, as well as new product literature and web site expense.

     Research and development expenses for the quarter ended January 31, 1998, were $29,268, an increase of $18,050 or 161%, as compared to the three months ended January 31, 1997. This increase resulted from increased activities to develop new products.

     Interest income for the quarter ended January 31, 1998, was $116,135, an increase of 47.0%, as compared to the three months ended January 31, 1997. This increase resulted from a greater amount of cash earning interest during the period.

     As a result of these factors, the Company had net income for the three months ended January 31, 1998, of $1,138,498, an increase of $1,088,792 or 2,191%, as compared to the three months ended January 31, 1997.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits: There are no exhibits for the six months ended January 31, 1998.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended January 31, 1998.





                                       - 7 -                         FORM 10-QSB

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 12, 1998
       --------------

                                   ACCELR8 TECHNOLOGY CORPORATION



                                   /s/ Thomas V. Geimer
                                   ---------------------------------------------
                                   Thomas V. Geimer, Principal Financial Officer



                                       - 8 -                         FORM 10-QSB