Form 10QSB
period 1998-04-30
ACCELR8 TECHNOLOGY CORP
filed 1998-06-08
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended        April 30, 1998
                                             ------------------------------


     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ______________ to ______________

               Commission file number    0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              COLORADO                                    84-1072256
--------------------------------------------------------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation  or  organization)



         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
--------------------------------------------------------------------------------
                     (Address of principal executive office)

                                 (303) 863-8088
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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
   Yes  X      No
      ------     -----


Number of shares outstanding of the issuer's Common Stock:

           Class                                  Outstanding at April 30, 1998
--------------------------                       -------------------------------

Common Stock, no par value                                   7,969,500

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Balance Sheets as of
              April 30, 1998 and July 31, 1997                                1

            Condensed Statements of Operations
              for the three months and nine months ended
              April 30, 1998 and 1997                                         2

            Condensed Statements of Cash Flows
              for the nine months ended April 30, 1998 and 1997               3

            Notes to Condensed Financial Statements                           4

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   5

PART II.    OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                  7


SIGNATURES                                                                    8



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                 Accelr8 Technology Corporation
                                    Condensed Balance Sheets
                                           (Unaudited)

                                                                   April 30,       July 31,
                                                                     1998            1997
                                                                     ----            ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 10,283,350    $  7,877,932
     Accounts receivable                                            2,762,808         910,334
     Prepaid expenses and other                                       120,091          26,800
     Deferred tax assets                                              181,400         181,400
                                                                 ------------    ------------

         Total current assets                                      13,347,649       8,996,466
                                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                               285,951         231,254
     Furniture and fixtures                                           103,809          32,476
                                                                 ------------    ------------
         Total property and equipment                                 389,760         263,730
     Less accumulated depreciation                                   (141,113)        (96,594)
                                                                 ------------    ------------
         Net property and equipment                                   248,647         167,136
                                                                 ------------    ------------

SOFTWARE DEVELOPMENT COSTS:
     Software development cost less accumulated
       amortization: 1998 - $1,064,718; 1997 - $875,046               972,691         506,322
                                                                 ------------    ------------

INVESTMENTS                                                           280,821         179,020
                                                                 ------------    ------------

         Total assets                                            $ 14,849,808    $  9,848,944
                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                            $    196,101    $     97,499
     Incomes taxes payable                                          1,166,894          47,394
     Accrued liabilities                                              182,278          56,360
     Deferred consulting revenue                                         --            46,252
     Deferred maintenance revenue                                     180,107         103,878
                                                                 ------------    ------------

         Total current liabilities                                  1,725,380         351,383
                                                                 ------------    ------------
LONG TERM LIABILITIES:
     Deferred tax liabilities                                         203,400         203,400
                                                                 ------------    ------------
     Other long-term liabilities                                      243,321         141,520
                                                                 ------------    ------------
SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares authorized;
       7,969,500 shares issued and outstanding                      8,579,477       8,218,677
     Contributed capital                                              315,049          41,449
     Retained earnings                                              4,056,781         892,515
     Shares held for employee benefit                                (273,600)           --
                                                                 ------------    ------------

         Shareholders' equity - net                                12,677,707       9,152,641
                                                                 ------------    ------------

TOTAL LIABILITIES AND EQUITY                                     $ 14,849,808    $  9,848,944
                                                                 ============    ============



                                            - 1 -                          3rd Quarter Filing




                                         Accelr8 Technology Corporation
                                      Condensed Statements of Operations
                                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                            Nine Months                      Three Months
                                                          Ended April 30                    Ended April 30
                                                       1998             1997             1998             1997
                                                       ----             ----             ----             ----
Revenues:
     Consulting fees                                $  613,910       $  508,719       $  328,610       $  230,117
     Product license and customer support fees       5,988,867          769,766        2,316,445          407,188
     Resale of software purchased                      385,783          309,513          108,895           78,877
                                                    ----------       ----------       ----------       ----------

         Total revenues                              6,988,560        1,587,998        2,753,950          716,182
                                                    ----------       ----------       ----------       ----------
Costs and Expenses:
     Cost of services                                  707,682          267,408          356,524           89,472
     Cost of software purchased for resale             124,551           93,405           47,010           24,074
     General and administrative                        675,544          325,013          250,981           99,442
     Marketing and advertising                         807,364          362,330          409,802          170,671
     Research and development                           64,330           39,493             --             18,964
                                                    ----------       ----------       ----------       ----------

         Total Costs and Expenses                    2,379,471        1,087,649        1,064,317          402,623
                                                    ----------       ----------       ----------       ----------

Income from operations                               4,609,089          500,349        1,689,633          313,559

Interest income                                        347,677          197,365          126,439           98,570
                                                    ----------       ----------       ----------       ----------

Income before income taxes                           4,956,766          697,714        1,816,072          412,129

Income tax provision                                 1,792,500           25,000          658,500           25,000
                                                    ----------       ----------       ----------       ----------

Net income                                          $3,164,266       $  672,714       $1,157,572       $  387,129
                                                    ==========       ==========       ==========       ==========

Weighted average shares outstanding - basic          7,889,806        6,038,981        7,969,500        6,653,611
                                                    ==========       ==========       ==========       ==========

Net Income per share - basic                        $      .40       $      .11       $      .15       $      .06
                                                    ==========       ==========       ==========       ==========

Weighted average shares outstanding - diluted        8,198,550        7,473,769        8,284,325        8,098,862
                                                    ==========       ==========       ==========       ==========

Net Income per share - diluted                      $      .39       $      .09       $      .14       $      .05
                                                    ==========       ==========       ==========       ==========




                                                      - 2 -                                   3rd Quarter Filing




                           Accelr8 Technology Corporation
                         Condensed Statements of Cash Flows
                                     (Unaudited)

-----------------------------------------------------------------------------------

                                                                 Nine Months
                                                               Ended April 30
                                                       ----------------------------
                                                           1998            1997
                                                       ------------    ------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                        $  3,164,266    $    672,714
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                      234,190         103,090
         Net change in assets and liabilities:
           Accounts receivable                           (1,852,474)       (157,788)
           Prepaid expenses and other                       (93,291)        (74,493)
           Accounts payable                                  98,603          34,801
           Income taxes payable                           1,119,500         (18,000)
           Accrued salaries and other liabilities           125,917          61,283
           Deferred consulting revenue                      (46,253)        (89,953)
           Deferred maintenance revenue                      76,229          13,301
           Other long term liabilities                      101,801            --
                                                       ------------    ------------

         Net cash provided by operating activities        2,928,488         544,955
                                                       ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                            (656,039)       (255,642)
     Purchase of computer equipment                         (54,696)        (59,754)
     Purchase of office furniture and equipment             (71,334)        (15,834)
     Increase in investments                               (101,801)           --
                                                       ------------    ------------

         Net cash used in investing activities             (883,870)       (331,231)
                                                       ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds provided from sale of common stock        360,800       6,257,707
                                                       ------------    ------------

Net increase in cash and cash equivalents                 2,405,418       6,471,431

Cash and equivalents, beginning of year                   7,877,932       1,407,026
                                                       ------------    ------------

Cash and equivalents, end of year                      $ 10,283,350    $  7,878,457
                                                       ============    ============





                                      - 3 -                      3rd Quarter Filing


                         Accelr8 Technology Corporation
                     Notes to Condensed Financial Statements

                For the nine months ended April 30, 1998 and 1997


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

     Effective for the Company's financial statements for the period ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for potentially dilutive equivalent shares outstanding (stock options and warrants). All prior-period EPS data have been restated.

Note 2. Shareholders' Equity

     During the nine month period ended April 30, 1998, the Company issued 137,000 shares of common stock resulting from the exercise of options for $360,800.

     In August, 1997, the Chairman of the Board, entered into an agreement to place certain shares of the Company's common stock that he was to acquire upon the exercise of warrants and options (the "Warrants") at an exercise price of $0.24 per share into the "Rabbi" Trust discussed in Notes 6 and 8 to the Company's fiscal 1997 financial statements. The Warrants to acquire 1,040,000 shares of the Company's common stock were exercised, and because the Company owns the assets of the "Rabbi" Trust, the shares of the Company stock in the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes. The Rabbi Trust provides that upon the Chairman's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise.

Note 3. New Accounting Pronouncements

     In October, 1997 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2 "Software Revenue Recognition" which has not changed the basic rules of revenue recognition but does provide additional guidance, particularly with respect to multiple deliverables and "when and if" available products. In March 1998, the AICPA issued SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2 and SOP 98-4 will be effective for the Company's fiscal year ending July 31, 1999. The Company has not determined the effect of adoption of SOP 97-2 and SOP 98-4 on its financial position or results of operations.


                                      - 4 -                   3rd Quarter Filing

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

Changes in Results of Operations: Nine months ended April 30, 1998 compared to Nine months ended April 30, 1997

     Total revenues for the nine months ended April 30, 1998 were $6,988,560 an increase of $5,400,562 or 340%, as compared to the nine months ended April 30, 1997. Consulting fees for the nine months ended April 30, 1998, were $613,910 an increase of $105,191 or 21% as compared to the nine months ended April 30, 1997, and represented 9% of total revenues. Product license and customer support fees for the nine months ended April 30, 1998, were $5,988,867 an increase of $5,219,101 or 678%, as compared to the nine months ended April 30, 1997, and represented 86% of total revenues. Revenues from the resale of purchased software for the nine months ended April 30, 1998, were $385,783, an increase of $76,270 or 25%, as compared to the nine months ended April 30, 1997, and represented 5% of total revenues. The nearly seven times increase in product license and customer support fees is the result of the growing number of major corporations in a variety of industries plus governmental agencies that are now aggressively addressing their Year 2000 problems. The worldwide licensing agreement with Digital Equipment Company effectively provides the Company with a qualified worldwide sales force and has contributed significantly to revenues during the period. The strong increase in both consulting fees and resale of purchased software is the result of an increased sales force resulting in new customers plus repeat business.

     During the nine months ended April 30, 1998, the Company had sales in excess of 10% to one customer in the amount of $1,663,000 or 24% of total sales. During the nine months ended April 30, 1997, sales to a single customer did not exceed 10% of total sales. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the nine months ended April 30, 1998, was $707,682, an increase of $440,274 or 165%, as compared to the nine months ended April 30, 1997. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 21% for the nine months ended April 30, 1997, to 11% for the nine months ended April 30, 1998. This decrease is the result of a greater proportion of sales being product license and support which are less costly to provide as compared to consulting.

     Cost of software purchased for resale for the nine months ended April 30, 1998, was $124,551 an increase of $31,146 or 33%, as compared to the nine months ended April 30, 1997. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the nine months ended April 30, 1998, were $675,544, an increase of $350,531 or 108%, as compared to the nine months ended April 30, 1997. This increase was due to an expanded infrastructure made necessary by increasing sales and is due to additional salaries expense and related costs such as employee benefits, payroll taxes, rent and supplies.

     Marketing and advertising expenses for the nine months ended April 30, 1998, were $807,364, an increase of $445,034 or 123%, as compared to the nine months ended April 30, 1997. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, advertising in trade magazines, production of marketing materials, and direct mailing costs.


                                      - 5 -                   3rd Quarter Filing

     Research and development expenses for the nine months ended April 30, 1998, were $64,330, an increase of $24,837 or 63%, as compared to the nine months ended April 30, 1997. This increase resulted from increased computer costs and depreciation relating to research and development activities.

     Interest income for the nine months ended April 30, 1998, was $347,677, an increase of $150,312 or 76%, as compared to the nine months ended April 30, 1997. This increase resulted from a greater amount of cash earning interest during this period.

     As a result of these factors, income before income taxes for the nine months ended April 30, 1998, was $4,956,766, an increase of $4,259,052 or 610%, as compared to the nine months ended April 30, 1997. Net income for the nine months ended April 30, 1998, was $3,164,266, an increase of $2,491,552 or 370%, as compared to the nine months ended April 30, 1997.

Capital Resources and Liquidity

     At April 30, 1998 as compared to July 31, 1997, the Company's current assets increased 48% from $8,996,466 to $13,347,649 and the Company's liquidity as measured by cash and cash equivalents, increased by 31% from $7,877,932 to $10,283,350. During the same period, shareholders' equity increased 39% from $9,152,641 to $12,677,707 as a result of the Company's profitability plus exercise of stock options. Management believes its current cash balances plus anticipated increases from operations will be adequate to cover its future financial needs.

Changes in Results of Operations: Three months ended April 30, 1998 compared to April 30, 1997

     Total revenues for the three months ended April 30, 1998 were $2,753,950, an increase of $2,037,768 or 285%, as compared to the three months ended April 30, 1997. Consulting fees for the three months ended April 30, 1998, were $328,610, an increase of $98,493 or 43% as compared to the three months ended April 30, 1997, and represented 12% of total revenues. Product license and customer support fees for the three months ended April 30, 1998, were $2,316,445, an increase of $1,909,257 or 469%, as compared to the three months ended April 30, 1997, and represented 84% of total revenues. Revenues from the resale of purchased software for the three months ended April 30, 1998, were $108,895, an increase of $30,018 or 38%, as compared to the three months ended April 30, 1997, and represented 4% of total revenues. The nearly five times increase in product license and customer support fees is the result of the growing number of major corporations in a variety of industries plus governmental agencies that are now aggressively addressing their Year 2000 problems. The worldwide licensing agreement with Digital Equipment Company effectively provides the Company with a qualified worldwide sales force and has contributed significantly to revenues during the period. The strong increase in both consulting fees and resale of purchased software is the result of an increased sales force resulting in new customers plus repeat business.

     During the three months ended April 30, 1998, sales to the Company's two largest customers were $663,000 and $649,275, representing 24% and 24% of the Company's revenues respectively. In comparison, sales to the Company's two largest customers were $147,160 and $100,000 representing 21% and 14% of the total revenues respectively for the three months ended April 30, 1997. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the three months ended April 30, 1998, was $356,524 an increase of $267,052 or 298%, as compared to the three months ended April 30, 1997. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 14% for the three months ended April 30, 1997 to 13% for the three months ended April 30, 1998. This decrease is the result of a greater proportion of sales being product license and support which are less costly to provide as compared to consulting.


                                     - 6 -                    3rd Quarter Filing

     Cost of software purchased for resale for the three months ended April 30, 1998, was $47,010, an increase of $22,936 or 95%, as compared to the three months ended April 30, 1997. This increase was directly related to the increased resale of purchased software.

     General and administrative expenses for the three months ended April 30, 1998, were $250,981, an increase of $151,539 or 152%, as compared to the three months ended April 30, 1997. This increase was principally due to an expanded infrastructure made necessary by increasing sales and results primarily from additional salaries and related costs such as employee benefits, payroll taxes, rent and supplies.

     Marketing and advertising expenses for the three months ended April 30, 1998, were $409,802, an increase of $239,131 or 140%, as compared to the three months ended April 30, 1997. This increase was principally due to increased employee costs, attendance at Year 2000 trade shows, advertising in trade magazines and production of marketing materials.

     There were no research and development expenses for the quarter ended April 30, 1998, Research and development expenses were $18,964 for the three months ended April 30, 1997. During the current period all resources were expended on servicing customers and therefor charged to cost of sales.

     Interest income for the quarter ended April 30, 1998, was $126,439, an increase of 28%, as compared to the three months ended April 30, 1997. This increase resulted from a greater amount of cash earning interest during the period, largely due to the Company's profitability.

     As a result of these factors, the Company had a net income before taxes for the three months ended April 30, 1998, of $1,816,072, an increase of $1,403,943 or 341%, as compared to the three months ended April 30, 1997. Net income for the three months ended April 30, 1998, was $1,157,572, an increase of $770,443 or 199%, as compared to the three months ended April 30, 1997.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits: There are no exhibits for the nine months ended April 30, 1998.

b) Reports on Form 8-K: No reports on Form 8-K were filed for the nine months ended April 30, 1998.





                                      - 7 -                   3rd Quarter Filing

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 13, 1998
       -------------

                                               ACCELR8 TECHNOLOGY CORPORATION



                                               /s/ Thomas V. Geimer
                                               ---------------------------------
                                               Thomas V. Geimer, Principal
                                               Financial Officer



                                      - 8 -                   3rd Quarter Filing