Form 10KSB
period 1998-07-31
ACCELR8 TECHNOLOGY CORP
filed 1998-10-29
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

          For the fiscal year ended: July 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to ________________

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                 (Name of small business issuer in its charter)

            Colorado                                    84-1072256
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
                    (Address of principal executive offices)

Issuer's telephone number:        (303) 863-8088

Securities registered under Section 12(b) of the Exchange Act:       None

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $7,381,445

As of September 30, 1998, the aggregate market value for the 6,089,567 shares of
the  Common  Stock,  no  par  value  per  share,  held  by  non-affiliates   was
approximately $21,313,484.

The number of shares of Common Stock of the registrant outstanding as of July 31, 1998, were 7,858,617.

                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

PART I                                                                      PAGE

   Item 1.    Description of Business                                          1
   Item 2.    Description of Property                                         19
   Item 3.    Legal Proceedings                                               19
   Item 4.    Submission of Matters to a Vote of Security Holders             19


PART II

   Item 5.    Market for Common Equity and Related Stockholder Matters        20
   Item 6.    Management's Discussion and Analysis or Results of Operations   20
   Item 7.    Financial Statements                                            25
   Item 8.    Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure                           25


PART III

   Item 9.    Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               26
   Item 10.   Executive Compensation                                          28
   Item 11.   Security Ownership of Certain Beneficial Owners and Management  31
   Item 12.   Certain Relationships and Related Transactions                  32
   Item 13.   Exhibits and Reports on Form 8-K                                32


SIGNATURES                                                                    33

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

     Certain capitalized terms used in this Form 10-KSB are defined in the Glossary beginning at the end of "Item 1-Description of Business" beginning on page 19.

Introduction

     Accelr8 Technology Corporation (the "Company") is a provider of software tools and consulting services for Year 2000 compliance and for modernization of Digital Equipment Corporation's ("DEC" now merged with Compaq) VAX/VMS Legacy Systems to UNIX open client/server environments. The Year 2000 Problem is expected to create unpredictable system failures due to the use of computer programs that rely on two-digit date codes to perform computations and other decision-making functions. The Company's "Navig8 2000" tools facilitate timely and cost effective Year 2000 assessment and renovation across the multiple language environment of DEC Legacy Systems and cross-platform UNIX and NT environments. The Company's other focus, which is the conversion from DEC VMS Legacy Systems to UNIX and NT open client/server environments, is based on the fact that VMS Legacy Systems use a proprietary computer operating system which is not compatible with other manufacturers' hardware and software, whereas UNIX and NT are a powerful, open architecture system which is compatible with a wide range of hardware platforms and software applications, including commercial off-the-shelf software ("COTS"). The Company believes that UNIX has become the most widely used client/server operating system, and that the trend to client/server open systems, such as the systems offered by UNIX and Microsoft Corporation's Windows NT operating system ("NT"), will continue for the foreseeable future. The Company's "MIGR8" and "Navig8" tools provide dependable solutions for migration of DEC VMS applications from their proprietary environment to the open systems environment of UNIX and NT.

     The Year 2000 Problem. The Year 2000 Problem in computers arises from the common practice of using two digits to represent a date in computer software code and databases to save both processing time and storage. Therefore, when the year 2000 arrives and computer programs read the date "00" the computer will default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the daily conduct of business. Since the 1960's, computer programmers have designed systems using a two-digit date format in an effort to save what has historically been costly storage space and processing time. Even as the cost of disk storage fell (from $2,100 in 1963, and $432 in 1972 to only $1 per megabyte now), the two-digit format remained a de facto standard. Additionally, expectations were that computer systems built in the 1980's would be replaced by the year 2000, which is clearly not the case in many business and government computing environments. While DEC claims that VAX minicomputers and other computers using the VMS operating system are designed to use four digits to express dates, DEC customers may be using third party software packages that do not use four digit dates.

         While the actual fix to a single computer program of converting two-digit dates to four-digit dates can be straightforward, managing and coordinating the process between numerous programs and systems can be very complicated and highly labor-intensive. Implementing and testing the changes has been estimated to represent as much as 50% of the total cost. Several date conversion tools have been developed to address the larger mainframe market; however, management knows of only one other company whose product competes with the Company's Year 2000 product, and that product only addresses Year 2000 issues for the DEC COBOL base of DEC VMS Legacy Systems customers. Because of the unique development languages proprietary to the DEC VMS platform, early attempts at using tools for the mainframe conversion marketplace have not been successful in this specific mid-range market.

     The Company approaches its clients' needs regarding the Year 2000 Problem through its "Navig8 2000" suite of tools, methodologies and services designed to assist with the identification, evaluation and conversion of date-related fields to become Year 2000 compliant. The "Navig8 2000" software product is a set of system tools for Open VMS and UNIX applications that identify variables in code that are most likely to hold date information. Used in the delivery of a Year 2000 Impact Analysis service, Navig8 2000 is the foundation of the company's solution to the millennium problem faced by DEC users and application developers. This combination of software tools and services enables clients to complete Year 2000 compliance requirements in a predictable and cost-effective manner. The Company believes the Year 2000 Problem is endemic throughout DEC VMS and UNIX systems in use today and is expected to create widespread system failures due to the use of computer programs that rely on two-digit date codes to perform computations and decision-making functions. The Company has developed software to address the Year 2000 Problem on NT systems.

     Migration to Open Systems. In the 1970's many businesses and governmental organizations relied on mainframe and minicomputers for critical business functions. Each hardware manufacturer sought to establish a competitive advantage by developing "closed" environments, which were compatible only with the manufacturer's proprietary equipment and software applications. Thus a customer was locked into a mission-critical application environment which would only operate on a closed proprietary system, which ultimately became known as "Legacy Systems."

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

     Management believes that, within the computer user community, Open Systems are considered more desirable than proprietary systems, such as VMS systems for the following reasons: (i) UNIX systems offer significant upgraded power at lower cost (price/performance) than older VAX/VMS systems; (ii) UNIX systems are viewed as being "open" since they are compatible with a variety of hardware types (interoperability); (iii) industry-wide standards allow UNIX supported software applications to run unchanged across a wide variety of hardware platforms; (iv) UNIX has become the new de-facto development environment for new applications; and (v) significant savings can be realized from reduced maintenance overhead.

     As a result of these UNIX characteristics, VMS users requiring increased performance from their older, existing proprietary system, may consider the Company's conversion services to UNIX for: (i) preserving the already sizable investment in existing VMS applications; (ii) a cost effective approach to maintaining user productivity; (iii) avoiding expensive user re-training on a new operating system; (iv) allowing competitive bidding of hardware and software for best price and service from several vendors; and (v) extending the usable life of older systems.

     The Company believes that the primary deterrent to switching from a VMS Legacy System to a newer UNIX system is the cost/risk of rewriting a critical, dependable legacy application program to run in a new and different environment. Uncertainty as to outcome, lack of available personnel to undertake the task and the costly re-training process associated with learning a new operating system, have contributed to users and information technology managers delaying the decision to make the transition to faster, less expensive, Open Systems hardware platforms. Adding to the crisis, in many cases, the original developers of the code are no longer available for consultation as to design goals and/or specifications. It therefore becomes necessary to evaluate, condense and convert old code to new operating system environments. While most users, given the option, would elect to re-host their familiar software application to the faster environment of UNIX, the uncertainty of a conversion causes slow decision making.

     The Company has sought to address VMS users' conversion concerns by offering a service called "Situational Analysis" that provides the user an accurate assessment of code (line count, system calls, etc.) and gives the user a rating of "Portability" as to the degree of difficulty in moving critical legacy applications in advance of doing the conversion. This service assists customers with the conversion decision, and allows the Company to become sufficiently familiar with the customer's application to offer a fixed price bid for the conversion.

     In general, the limited functionality of many existing tools, together with the inability of some organizations to fully utilize available technology, has created increasing demand for integrated software development tools and professional services to help organizations fully utilize available technology and improve their own maintenance and redevelopment processes. The Company believes that the developing client/server market will create additional demand for software tools and professional services that enable organizations to reduce the cost of maintenance and redevelopment of existing systems and redeploy these resources for client/server implementation. In addition, management believes that organizations will seek to reuse existing DEC VMS applications in client/server environments to leverage their existing systems investment

     In order to attain the advantages of open client/server environments while preserving their investment in existing software applications, many VMS users must undertake complex conversions to NT or UNIX operating systems. The Company's consulting services and software conversion tools enable the Company's clients to analyze and implement their UNIX conversions in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies, including Electronic Data Systems Corp.
(EDS), Proctor & Gamble, Kellogg Co., McDonnell Douglas Corp., Delta Air Lines Corp., Daimler Benz AG, the United States Army and the United States Navy.

     The Company has completed the development of additional software tools which will complement its existing suite of conversion tools and services, including the development of software tools that are to be used in converting VMS Legacy Systems to NT, running on Intel-based and DEC Alpha-based systems. The Company has released the first version of a product for converting from VMS systems to the NT system running on DEC Alpha servers.

     The Company was incorporated in 1982 under the laws of the State of Colorado. The Company's executive offices are located at 303 East 17th Avenue, Suite 108, Denver, Colorado 80203, and its telephone number is (303) 863-8088.

Market Opportunity

Year 2000 Compliance

     The Year 2000 Problem is expected to create unpredictable system failures due to the use of computer programs that rely on two-digit date codes to perform computations and other decision-making functions. The Company's suite of software tools which address the Year 2000 Problem includes a "language independent" scanner, a diagnostic utility which assesses the magnitude of the exposure from two-digit date fields; an inventory report of the date problem; specific language analyzers which parse code written in BASIC, FORTRAN, COBOL and C languages, as well as utilities specific to DEC VMS environments such as DCL, RMS, FMS AND SMG; a full repository enabling detailed project planning and a renovation module that guides the programmer through the fix phase. The Company's Navig8 2000 tool set is the only multiple language software available which is optimized for assessment, planning and renovation of the Year 2000 Problem in DEC VMS systems.

     Management of the Company intends to take advantage of the immediate market need for Year 2000 compliance, and anticipates that the Company's primary focus over the next few years will be its Year 2000 solutions. Management believes that the Year 2000 Problem presents a substantial market opportunity for the Company. In addition, it is anticipated that the Company's suite of Year 2000 Problem analysis and renovation tools and services will establish client relationships for later DEC VMS migration services.

Systems Modernization

     Based on published data from DEC and related industry analysts, the Company estimates that there were in excess of 600,000 VMS systems installed at over 60,000 sites. Recent figures from DEC suggest that over 435,000 VMS systems remain in operation today. Most computer manufacturers, employing the latest advances in "reduced instruction set computing" (RISC) chip technology are selling UNIX Operating Systems. UNIX systems are less costly and provide greater interoperability than DEC's VMS Legacy Systems. For this reason, UNIX platforms are gaining substantial market share in DEC's traditional markets, including the engineering and scientific industry segments. The Company's software products are designed to meet the needs of those industry segments wishing to convert their existing software and data from VMS systems to UNIX systems. Computer industry analyst Dataquest estimates that by the year 2000, NT will rival the UNIX operating system, with each owning approximately 40% of the worldwide DEC operating system market. Other systems, including incumbent proprietary systems, will make up the remaining 20% market share. Development of a conversion tool set that provides for conversion from VMS systems to the NT system running on DEC Alpha servers has been completed by the Company.

     Additionally, many third-party software application solution providers, driven by market demand to offer their solutions on UNIX operating systems, have utilized the Company's tools to convert their old VMS software applications to the UNIX environment.

     The Company has targeted several segments of the engineering and commercial sectors. These include aerospace, telecommunications, banking and financial services, defense and government contractors, pharmaceutical firms, large manufacturers, oil and gas producers and distribution and warehousing for consumer goods. Major UNIX hardware vendors, including DEC, Hewlett Packard
(HP), IBM, SUN Micro Systems (SUN) and Silicon Graphics, Inc. (SGI), include the Company's products in their materials for UNIX systems. DEC lists the Company's products in its price book as well as in the General Services Administration
(GSA) and Software Enterprise Workstation Program (SEWP) schedules.

     In February 1992, DEC introduced a new generation of computers named Alpha. Alpha runs DEC's proprietary operating system VMS as well as an industry version of UNIX called DEC UNIX and Microsoft Corporation's Windows NT operating system. While this system provides VMS on a RISC platform, many industry analysts believe that current DEC customers will want to move to DEC UNIX or NT running on Alpha. In order to preserve their VMS applications, these users will need to convert VMS applications to either DEC UNIX or NT. DEC is not currently providing products to convert from VMS systems to Alpha. Accordingly, management believes that Alpha presents a significant market opportunity for the Company.

Business Strategy

     The Company's objective is to enhance its position as a leading provider of integrated solutions which will solve the Year 2000 Problem and meet the conversion needs of VMS users. Key elements of the Company's strategy include:

     Near-term Focus on the Year 2000 Market. The Company intends to continue focusing on its suite of Year 2000 Problem analysis and renovation tools and services to take advantage of the immediate market need for compliance requirements and to establish client relationships for later DEC VMS migration services.

     Commercialization of the Company's Windows NT conversion tool set. The Company intends to complete development of and to market software tools which will allow existing and new customers to migrate existing code into the NT operating environment.

     Continue Emphasis on Consulting Services in support of Year 2000 and UNIX/NT Conversion Sales. The Company intends to continue to emphasize the sale of its integrated consulting services in conjunction with its suite of software tools.

     Develop New Products and Services. The Company intends to continue to develop software tools and consulting services which address the needs and problems encountered in conversion of VMS Legacy Systems as well as other information technology environments. Management believes that the successful development of complementary products and services will allow the Company to leverage its products and services into new and significantly larger markets.

     Outsourcing. The Company intends to position its software so that it may be licensed by large outsourcing providers such as Lockheed Martin Corp., EDS, Digital and Raytheon thereby increasing its license fees and consulting service fees. Outsourcing offers organizations a complete information technology system on a contract basis. Many larger corporations have undertaken this approach in order to reduce personnel costs and operating overhead. The outsourcing provider is generally able to provide the services on a more cost-effective basis because of economies of scale and volume purchases that are not available to the typical user. The Company assists the outsourcing provider (EDS and others) in obtaining such cost savings by providing a quick and efficient assessment of the presence of proprietary systems, and the opportunity for efficient conversion from those systems. The Company can enable the rapid transition to Open Systems thereby reducing hardware and software maintenance costs for the outsourcing provider.

     Expand International Marketing Activities. In fiscal 1996, 1997 and 1998, revenues derived from international clients totaled approximately $318,393, $539,635 and $337,080, respectively. The Company's international clients have included Daimler Benz, Renault V.I. and Alcatel. The Company will continue to expand its international marketing activities to increase its market penetration in Europe and Asia.

     Secure Additional Consulting Projects. In the course of performing UNIX conversion services, the Company's software engineers and technical support staff establish close relationships with the information technology personnel of client organizations. Through these relationships, the Company will attempt to secure additional consulting projects, which are within the expertise of the Company's staff. Such projects may, but need not, be related to the client's UNIX conversion needs. The Company believes that this strategy will enhance client relationships while generating profitable consulting fees.

     Target Large Corporations and Government Agencies. The Company believes that there are in excess of 435,000 VMS systems currently in operation. Large corporations and government agencies generally operate these systems. The Company will continue to identify and direct its marketing efforts to organizations which have extensive information technology environments supported by substantial budgets.

     Investment in or Acquisition of Complementary Businesses, Technologies or Product Lines. The Company continues to evaluate opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's core business and its expertise. As of the date of this Report, no target businesses, technologies or product lines have been identified.

Services and Products

Services.

     The Company historically focused its marketing and sales efforts on selling its various software conversion tools on a "stand-alone" basis. Since fiscal 1995, the Company has focused its efforts on selling an integrated package consisting of both software tools and the consulting services of its highly trained and experienced personnel. Management believes that this direction better addresses clients' needs for conversion services. Management believes that the dramatic increase in revenues in fiscal 1996, 1997 and 1998, as compared to fiscal 1995, is directly attributable to this change in strategy and the Company intends to continue this strategy in the future.

     The Company now offers a full spectrum of services that are carried out by the Company's personnel, who are experienced in both the VMS and UNIX and NT environments. The Company's personnel use the Company's tools that automatically identify and diagnose difficult areas in porting an application. This enables them to implement conversion techniques that ensure successful conversions and porting. The Company offers the following services:

1 Year 2000 Impact Analysis: The Company offers a combination of automation tools and engineering services designed to assist in identifying, documenting and quantifying Year 2000 date renovation requirements. Using the Navig8 2000 tool, Company engineers provide DEC VAX or Alpha users and UNIX users an automated and comprehensive means of scanning, parsing and documenting millennium date change requirements. These services are designed to document the conversion requirements, costs and levels of effort that will be required to address millennium date changes.

2 Independent Verification and Validation: The Company offers, to any enterprise, the opportunity to verify the completeness and accuracy of any Year 2000 renovation effort taken by in-house IT staff or outside contractors. The Company also offers the verification tool for sale.

3) Situational Analysis: The Company's personnel use automated tools and their expertise to scan the customer's code while on-site at the customer's facility. Within four weeks, a written report is provided to the customer identifying the porting issues and their solution options. The code is rated on a scale of one to five as to its Portability. If requested by the customer, a bid to conduct the conversion on a fixed-price basis is also provided.

4) Implementation Planning: The Company's analysts work with the customer to select the appropriate solutions for their conversion issues. These answers are assembled into a project plan that is used by the project manager to control and synchronize the conversion effort as well as measure progress.

5) Application Port: The Company's analysts perform the code conversion. Where suitable, the Company performs automatic conversion using the Company's tools, as well as engineering of modules, which must be redesigned to work on UNIX. This is followed by complete testing and certification. The Company's service can be contracted as a turnkey port or as part of a cooperative team effort with the customer's personnel.

6) Implementation Assistance: In addition to industry standard support and update contracts, the Company offers both on-site and off-site porting assistance agreements. A foreign customer may contract for off-site telephone support.

7) Custom Programming: Programming is done on either a fixed price or time and materials basis for the purpose of re-engineering and modernizing old Legacy Code or for porting custom applications that run in front of or after COTS applications.

8) Training: Including VMS Users Introduction to UNIX, Application Conversion using Tools and existing systems investments.

9) Code Audit Measurement and Analysis: The Company measures adherence to external and internal coding standards as a means to prevent significant deviation from standard coding practices.

     The Company provides its services to each client over any of the following three methods, designed to meet the specific project requirements of the customer.

          On-site Services. Company technicians at the client's facilities perform inventory, analysis, and renovation services.

          Factory Services. Code can be processed by Company technicians at the Company's facilities in Denver, Colorado.

          Corporate Licenses. In the case of large organizations that have decided to complete a portion of the work internally, a corporate license may be purchased. Pricing is determined after an assessment of the amount of code that will be processed over the course of the conversion. Management expects this segment to grow significantly as the amount of internal conversion work increases.

Products.

     Year 2000 Tools. The Company provides assessment and renovation solutions that satisfy its clients' needs for Year 2000 compliance through the use of its proprietary tool set. Its software tools are either licensed directly to the client, are licensed to third party information technology service providers contracted to service the end-user or are used directly by the Company through service contracts with the customer.

     Based on language parsers and compiler technology, the Company's Navig8 2000 tool set uses heuristic methods to identify variables in code that are most likely to hold date information. The scanner diagnostic software utility is designed to uncover obvious date usage's found through a textual search, assessing the magnitude of exposure from two-digit year fields. Language-specific parsers break the program down into its smallest syntactical units and then a name recognition and reporting program generates a report detailing the usage of date variables. An external table defines the patterns of variable names, which potentially contain date information; pattern matching using this table provides the first level of date variable identification. The tool set further tracks date information across subroutines and function invocations, finding variables not implicated by name but which are potentially receiving date information. Following renovation, the tool set provides for the creation of the quality assurance model for the enforcement of external and internal standards. Navig8 2000 can be used on one program at a time or can be configured to scan multiple programs or several directories.

     Navig8 2000 Project Toolset provides users of DEC VAX and Alpha/VMS, Windows NT and UNIX systems an automated and comprehensive means of quickly scanning and accurately identifying millennium date change requirements. It locates computational date occurrences and filters the findings, making review and renovation more manageable. The Navig8 2000 tool set includes a combined set of seven functional elements as described below.

Inventory:  -  locate and validate all software  modules and metrics  (language, lines of code, etc.)
Scanner:    -  language independent conducts rules filtering by lexical name and pattern matching
Analyzer:   -  language   specific,   performs  an  iterative   refinement   and
               recognizes  dependencies;  available in BASIC, C, COBOL, FORTRAN, and utilities DCL, RMS, FMS and SMG
Repository: -  documents  entities and relationships  and identifies  sub-system dependencies
Renovation: -  data file translation and date routines fix
Testing:    -  performs system run scenarios to assess conversion quality

     The Company's Navig8 2000 product has additional, ancillary capabilities which provide extended functionality to the DEC VMS community, including: (i) code auditing, which after the renovation of a legacy system, offers a means of maintaining the integrity of internal and external development standards of an application environment through future code additions and changes; (ii) a search engine, which can be used against source code written in nearly all major software languages to search for any variable; and (iii) date field expansion, which expands the date field space in source code as a solution to Year 2000 requirements.

     Navig8 2000 Scanner is a robust assessment tool that rapidly determines the magnitude of Year 2000 issues in UNIX applications. Language independent and driven by a powerful inventory module, the tool generates extensive software metrics for streamlined evaluation and efficient planning for Year 2000 compliance.

     Navig8 2000 for the Enterprise, offering a fully integrated tool based on Client/Server architecture, featuring a Java-based Graphical User Interface, is the Company's second generation Year 2000 and Modernization tool set. This new implementation offers customers a workbench environment and allows access to any code on any platform. The tool set offers plug-in parsers for any language that will enable enterprise wide planning for modernization, re-engineering or replacement by ERP programs. The first release of Navig8 2000 Enterprise is planned for December 1998.

     DEC Legacy System Modernization. The Company's conversion products are part of a sophisticated tool set that assists in the following tasks: (i) comprehensive analysis of Legacy Code to determine Portability to Open Systems;
(ii) thorough analysis and planning for conversion; (iii) performance of actual conversion, if required by the customer; (iv) creation of quality assurance models for the enforcement of external and internal standards applicable to new target environments; and (v) planning and implementation for modernization and re-engineering databases and user interfaces.

     The Company has developed a unique analyzer tool called Open Navig8, that quickly and accurately examines large quantities of Legacy Code, eventually organizing and prioritizing the individual modules that need to be moved, re-engineered or replaced. This porting process is then performed using the actual porting tools that automate up to 95% of the conversions.

     The Company's conversion process relies on Company owned and developed tools to provide a level of "transparency" to both VMS and UNIX users, thus preserving user productivity while accessing the higher power/lower cost of UNIX. Additionally, the conversion tools support users as they learn UNIX at their own pace and enable large batch jobs to be moved to the new, faster UNIX platform, thereby freeing up the VAX to perform other tasks more efficiently.

     Other Company software features include the ability to share information between UNIX and VMS systems and to transfer files and records over a network. The Company's conversion offerings are available on a wide range of UNIX systems, including SGI, HP, Sun, DEC and IBM. Features are discussed in greater detail below as each of the Company's products and services is individually described.

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

User Productivity

================================================================================

Tools...............are  designed  to  provide  the user  with  familiar  screen formats and command scripts thereby preserving productivity while learning a new operating system (UNIX/NT). The Company's User Productivity Tools include:

   Open DCL.........VMS command line interface (recall/editing); login shell nu TPU.......... VAX-style editor for UNIX and NT (TPU, EDT, WPS modes)
   Open SUBMIT..... VAX to UNIX batch submission utility

                -------------------------------------------------

Porting Tools.......are   designed   to  move  and   support   old  Legacy  Code
                    applications in UNIX or NT environments, providing the same original functionality on the new target platform. The Company's Porting Tools include:

   Open COBOL.......VAX COBOL source code converter and linker
   Open ACCLIM8.....Pre-compiler for VAX FORTRAN; indexed file support
   Open BASIC.......Re-targetable BASIC to C Compiler; VAX BASIC compatibility
   C/Fix............C/Fix  Translator  for VMS specific C constructs  (sold with
                    LIBR8)
   Ada Bindings.....Source code  interface  routines for all Ada  Compilers  and
                    LIBR8
   Open LIBR8.......VMS  runtime   library   support  (ast,  qio,  event  flags,
                    mailboxes, etc.)
   Open RMS.........UNIX equivalent of VMS I/O calls. (sold with LIBR8)
   Open SMG.........VAX compatible Screen Management facility for Open Systems
   FMS/UNIX.........FMS  for  UNIX;   FMS  Editor  (100%   compatibility)   sold
                    separately
   Open DCL.........Command language interpreter; VMS-style error handling

                -------------------------------------------------

Analysis &
Programming
Standards Tools.....are designed to provide analysis and code auditing standards and capabilities in a work bench environment, Legacy Code is easily examined and reconstructed to meet any user stated rules. The Company's Analysis & Programming Standards Tools include:

   Open NAVIG8......Modernization  Guide - Documents  conversion  barriers  Code
                    Auditor - Guidance and standards for portability 2000 - Year 2000 tools for find and fix.

================================================================================

New Product Offerings

     In addition to VMS to UNIX conversions, the Company believes that there is a large opportunity in both the government and commercial sector to provide conversion services/tools for VMS to NT conversions running on Alpha servers.

     Microsoft Corporation's Windows NT operating system is the newest operating system from Microsoft Corporation. DEC has announced a strategic partnership with Microsoft to offer its VAX minicomputer customers a seamless environment where Open VMS, DEC UNIX and NT will be supported on DEC's Alpha platform.

Management believes that DEC has no plans to assist users of its older VAX minicomputers in moving their VAX applications to the new NT operating environment. The Company plans to port all of its UNIX conversion tools to the NT environment, thus enabling VMS users to operate their existing VAX applications on an NT operating system. The Company has developed the software tools for the NT conversion opportunity.

Customers

     The Company's software tools have been sold to over 800 customers, including installation in over 100 US Department of Defense sites. The Company's customers are principally users of VMS Legacy Systems that are either commercial enterprises or government or quasi-government agencies. During fiscal 1998, one customer accounted for approximately 19% of the Company's revenues. Set forth below is a partial list of the Company's customers.

US Commercial Clients       International Commercial Clients   US Gov't. Clients
---------------------       --------------------------------   -----------------

Intel                       Unisys                             Commerce Dept.
Eli Lilly                   Sony                               Bureau of Census
Delta Air Lines Inc.        Meidensha Electric                 NASA
Ford Motor Company          Ricoh                              NSA
Corning                     Renault                            US Army
Kellogg Co.                 International Heavy Industries     US Navy
Kroger Co.
Lockheed Martin Corp.
McDonnell Douglas Corp.
Proctor and Gamble
TRW
Union Carbide Corp.
Raytheon
Dow Chemical
Chase Manhattan
Digital Equipment Corporation
Boeing
Citibank
Genentech
RJ Reynolds
LTV Steel

     Union Carbide Corp., BDM International, General Instrument Corp. and TRW have embedded the Company's software in their UNIX solutions, yielding the potential for substantial run-time license fees for the Company.

     In the second half of 1997, the Company continued selling its "Navig8 2000" tool set, which address the Year 2000 Problem. To date, customers of the Company's Year 2000 products and services include AMC Theaters, The City of Fort Collins, Colorado, Eli Lilly, RJR Reynolds Company, Intel, Ford Motor Company, Corning, Dow Chemical and Air Touch Cellular.

     In January 1998 the Company entered into a worldwide licensing agreement with Digital Equipment Corporation, now called Compaq. The terms of this agreement call for (1) Digital's right to use Navig8 2000 for analysis of internal applications (2) Digital's right to use Navig8 2000 in up to 14 worldwide factories to process customer code for Year 2000 compliance and (3) the right to resell the Navig8 2000 Toolset directly to Digital customers.

     The Company also licensed a Year 2000 factory license to Unisys Corporation of Australia for customer engagements directed at assessment and renovation of application mission critical code.

Marketing and Distribution

     The Company utilizes several marketing approaches including direct mail advertising, advertising in trade publications, press releases, trade shows, Company sponsored seminars, speaking engagements and independent software vendor catalog listings. The Company's sales personnel contact the leads generated by these activities. The Company's services and products are electronically advertised on the Company's web page at www.accelr8.com, a cost effective and efficient method of reaching the Company's target market. The Company will continue to emphasize attendance at trade shows, Company and vendor sponsored seminars, press releases, speaking engagements and independent software vendor catalog listings in its marketing efforts. The Company's international sales represented 5% of the Company's total revenues in fiscal 1998, as compared to 22% of 1997 and 15% of fiscal 1996 revenues. Management intends to direct a significant portion of its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe and Asia.

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

Research and Development

     The Company conducts its research and development at its headquarters in Denver, Colorado. The Company believes that the continued development of new products and enhancement of existing products is essential to maintaining a competitive position in the marketplace. The Company expended $68,772 on Company sponsored research and development during fiscal 1998, and $61,324 during fiscal 1997. Technical personnel normally involved in research and development also provide a substantial amount of technical assistance in connection with the Company's consulting services, so that the actual amount classified as research and development is less than would be the case if such expenses were not allocable to specific contracts. Management is committed to a strong research and development program, and intends to continue these expenditures at levels necessary to allow the Company to maintain a strong competitive position.

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

Competition

     Digital Equipment Corporation signed a marketing agreement with PierCom, of Ireland, to address Year 2000 issues for the DEC COBOL language. Digital also uses a DEC developed tool called LEON. Management believes that the largest segment of the DEC VMS installed base requires a Year 2000 solution for the DEC FORTRAN language. Management believes that Digital Equipment currently has a complete software tool set to provide Year 2000 services for DEC FORTRAN, DEC BASIC, DEC C and the utilities RMS, FMS and DCL as a result of its worldwide licensing agreement with the Company.

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

Employees

     The Company has 40 employees at its facilities in Denver, Colorado, including eight employees in sales and marketing and administrative positions with the balance in engineering and development. The Company anticipates hiring up to 20 additional employees to staff its Year 2000 consultant teams and for additional sales and marketing. There are no collective bargaining agreements, and the Company considers its relations with its employees to be good.

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

     Dependence on Year 2000 Market and Conversion of DEC VMS Legacy Systems. The growth in the Company's professional services fees in fiscal 1997 resulted primarily from demand for its Year 2000 Problem services as awareness of the Year 2000 Problem has grown. In addition, this demand has also accounted for a significant portion of software license revenue for the same period as customers have acquired the Company's software products to help address their Year 2000 concerns. Should the demand for the Company's Year 2000 solutions and products decline significantly as a result of new technologies, competition or other factors, the Company's professional service fees and license revenues would be materially and adversely affected. The Company anticipates the Year 2000 market will decline, perhaps rapidly, following the year 2000. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its Year 2000 solutions to market other products and services beyond the Year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the Year 2000 market declines, whether as a result of technological change, competition or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

     The Company's only other software products and services are designed for conversion from VMS Legacy Systems to UNIX and NT open client/server environments. Future revenues from this line of business are dependent on upon users of VMS Legacy Systems electing to convert their data and applications to UNIX and NT environments. To the extent that users of VMS Legacy Systems elect to abandon their VMS applications and data and to re-write their information technology systems entirely in UNIX or NT environments without conversion, the Company's revenues and future prospects could be materially and adversely affected.

     Concentration of Revenues. A significant portion of the Company's revenues has been derived from substantial orders placed by a small number of customers. As a result, the Company's revenues have been concentrated among a relatively small number of customers. In fiscal 1998, two customers accounted for 30% of the Company's revenues, and in fiscal 1997 revenues from a customer amounted to 13% of the Company's total revenues. The Company expects that it will continue to be dependent upon a limited number of customers for significant portions of its revenues in future periods. Generally, the Company is hired for a specific project that will be completed within a fixed period of time. Once a project has been completed, customers generally will not require significant services in the future. However, during particular periods, certain customers may be significant. There can be no assurance that revenues from customers that accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

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

     Shares Eligible for Future Sale. As of July 31, 1998, the Company had reserved 1,475,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to its stock option plans, of which options to purchase 558,500 shares were outstanding as of July 31, 1998 ("Plan Options"). An aggregate of 335,000 of the Plan Options are exercisable at $0.36 per share; 50,000 Plan Options are exercisable at $7.25 per share, and 203,500 Plan Options are exercisable at $12.00 - $23.88 per share. The Geimer Warrants were exercised at $0.24 per share, and were exercised (10/14/97) and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as treasury stock by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 8 to the Financial Statement for further information. The Underwriter's Warrants were exercisable at $8.40 per share and were exercised during the year. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

     Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to provide services and develop, market and ship products on a timely basis, that competitive conditions within the software industry will not change materially or adversely, that demand fore the Company's products and services will remain strong, that the Company will retain existing independent sales representatives and key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed elsewhere under other risk factors, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

NT Refers to the Windows NT operating system, which is the latest open system architecture for Windows developed by Microsoft Corporation.

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

Operating System    The  software  that  schedules  tasks,   allocates  storage,
                    handles the interface to hardware and presents a default interface to the user when no application program is running.

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

Year 2000 Problem   The Year 2000  Problem  arises  from the  widespread  use of computer programs that rely on two-digit date codes to perform computations and decision-making functions. Many of these computer programs may fail due to an inability to properly interpret date codes. For example, such programs may misinterpret o00o as the year 1900 rather than 2000.


Item 2 - Description of Property
--------------------------------

     The Company currently leases approximately 13,382 square feet of office and research facility space at 303 E. 17th Avenue, Suite 108, Denver, Colorado 80203, at a monthly rental of approximately $10,878. The lease expires on December 31, 1999.

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

     Quarter Ended                              High            Low
     -------------                              ----            ---

     Fiscal 1997
           October 31, 1996(1)                 10.125           3.75
           January 31, 1997                    30-5/8           7-1/4
           April 30, 1997                      17-3/8          11-1/4
           July 31, 1997                       18              12-1/4

     Fiscal 1998
           October 31, 1997                    25.125          12.00
           January 31, 1998                    27.25           18.50
           April 30, 1998                      28.25           14.00
           July 31, 1998                       19.00            4.188

------------------------

(1) These prices have been adjusted to reflect the one-for-four reverse stock split that was effected at the close of business on November 18, 1996.

     The Company had approximately ________ shareholders of record as of July 31, 1998, which does not include shareholders whose shares are held in street or nominee names. Management of the Company believes that there are over __________ beneficial owners of its Common Stock.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Overview

     The Company began to develop software conversion tools for VMS users to convert to UNIX environments in 1987. The Company's total revenues have increased from $2,097,011 in fiscal 1996 to $2,488,374 in fiscal 1997 and $7,381,445 in fiscal 1998. Income before income tax increased from $1,157,280 in fiscal 1996 to $1,166,218 in fiscal 1997 and $4,448,068 in fiscal 1998, while net income decreased from $1,192,780 in fiscal 1996 to $965,218 in fiscal 1997, then increased to $2,878,451 in fiscal 1998. The growth in revenues reflects the Company's decision in fiscal 1994 to develop specialized consulting services which can be delivered with the Company's software tools as an integrated solution to client's conversion needs. The Company's consulting services accounted for approximately $1,074,744 (51.2% of total revenues) in 1996, $1,090,473 (43.8% of total revenues) in 1997 and $685,075 (9.3% of total revenues) in 1998. The growth in revenues and net income also reflects the Company's success in establishing international sales, which accounted for approximately 5% of total revenues in fiscal 1998 as compared to 22% of total revenues in fiscal 1997 and 15% of total revenues in fiscal 1996. During the fourth quarter of fiscal 1998, the Company's revenues were less than had been anticipated by analysts. This resulted from lower demand for the Company's Year 2000 tools, and lower sales of the Company's tools by Digital/Compaq. Management also decided that it was necessary for the Company to redesign its Year 2000 tool set to make it more user friendly. The redesign work for the Year 2000 tool set has been completed and is expected to be released in December of 1998 following testing. Future revenues from sales of the Company's products and services are dependent upon sales of the Company's Year 2000 product and services to users of VMS Legacy Systems and UNIX systems, while continuing to provide conversion services for access to UNIX or NT environments. Although management is optimistic that sales of the Company's Year 2000 tool set will improve during the next fiscal year, there can be no assurance that this will occur.

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

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 1997 and 1998 and for each of the three years in the period ended July 31, 1998 have been derived from the financial statements of the Company which have been audited by the Company's independent auditors and are included elsewhere in this Form 10-KSB. The selected financial data for each of the two years in the period ended July 31, 1995 have been derived from the audited financial statements of the Company not included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.


                                                            Year Ended July 31,
                                 -------------------------------------------------------------------------


Statement of Operations Data:        1994             1995             1996           1997          1998
                                     ----             ----             ----           ----          ----

                                                      (in thousands except per share data)

Revenue:
  Product license and            $       415       $       751      $       684   $     1,055   $     6,244
    customer support fees
  Resale of purchased software           150               338              338           343           452
  Consulting fees                         41               294            1,075         1,090           685
  Other revenues                          83              --               --            --            --
Total revenue                            689             1,383            2,097         2,488         7,381
Income (loss) from operations           (269)              370            1,114           864         3,962
Net income (loss)                       (262)              382            1,193           965         2,878
Weighted average and shares
  outstanding
    Basic                          5,492,500(1)      5,492,500(1)     5,492,500(1)  6,639,174     7,607,545
    Diluted                        5,492,500(1)      6,977,339(1)     5,492,500(1)  8,036,453     8,122,085
Net income (loss) per share
     Basic                              (.05)              .07              .22           .15           .38
     Diluted                            (.05)              .07              .17           .12           .35




                                                               July 31,
                                                       -------------------------
                                                         1997             1998
                                                         ----             ----
Balance Sheet Data:
  Working capital                                      $ 8,645           $11,236
  Current assets                                         8,996            12,026
  Current liabilities                                      351               790
  Total assets                                           9,849            13,975
  Total liabilities                                        696             1,619
  Shareholders equity                                    9,153            12,356


--------------------

(1) Adjusted to reflect the one-for-four reverse stock split effected by the Company in November 1996.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

                                                    Fiscal year ended July 31,
                                                  ------------------------------
                                                   1996       1997        1998
                                                   ----       ----        ----
Total revenues                                    100.00%    100.00%     100.00%
Cost of services                                   14.86      15.98       13.73
Cost of software purchased for resale               5.61       4.13        1.90
General and administrative                          9.34      19.37       12.27
Marketing and advertising                          15.50      23.31       17.49
Research and development                            1.57       2.46         .93
                                                  ------     ------      ------
Income from operations                             53.12      34.75       53.68
Interest income                                     2.07      12.13        6.58
Income tax benefit (provision)                      1.69      (8.08)     (21.26)
                                                  ------     ------      ------
Net income                                         56.88%     38.80%      39.00%
                                                  ======     ======      ======


Year Ended July 31, 1998 Compared to Year Ended July 31, 1997

     Total revenues for the year ended July 31, 1998, were $7,381,445 an increase of $4,893,071, or 196.6%, as compared to the year ended July 31, 1997. Consulting fees for the year ended July 31, 1998, were $685,075, a decrease of $405,398, or 37.2% as compared to the year ended July 31, 1997, and represented 9.3% of total revenues. This decrease resulted from the Company's decision to market tools to third party firms that were providing Year 2000 services and not compete with our customers. Product license and customer support fees for the year ended July 31, 1998, were $6,244,596, an increase of $5,189,570, or 491.9%, as compared to the year ended July 31, 1997. This increase is due to the acceptance of the Company's Year 2000 tools by major companies as well as Year 2000 service providers. Revenues from the resale of purchased software for the year ended July 31, 1998, were $451,774, an increase of $108,899, or 31.8%, as compared to the year ended July 31, 1997. Management estimates that approximately 90% of its revenues were derived from sales of Year 2000 products and services. Management expects that this trend will continue; however, revenues derived from the migration of Legacy Systems to the UNIX and NT environments are also expected to be a significant source of revenue in the future.

     During the year ended July 31, 1998, revenues from the Company's two largest customers were $1,385,952 and $804,997, representing 18.8% and 10.9% of total revenues. In comparison, revenues from a single customer was $317,800, representing 12.8%, of the Company's revenues for the year ended July 31, 1997. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the year ended July 31, 1998, was $1,013,568, an increase of $615,827, or 154.8%, as compared to the year ended July 31, 1997.
Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 18.5% for the year ended July 31, 1997, to 14.6% for the year ended July 31, 1998. This increase in costs incurred principally because of the increased concentration of Company resources and personnel required to service the additional customer base and increased revenues. The major components of this increase were salaries and related overhead, depreciation, and development costs. The decrease in percent of cost related to revenues results from revenues increasing at a greater rate than costs.

     Cost of software purchased for resale for the year ended July 31, 1998, was $139,984, an increase of $37,201 or 36.2%, as compared to the year ended July 31, 1997.

     General and administrative expenses for the year ended July 31, 1998, were $956,667, an increase of $445,695, or 87.2%, as compared to the year ended July 31, 1997. This increase resulted from an expanded infrastructure made necessary by increasing sales and is due to additional salaries expense and related costs such as employee benefits, payroll taxes, rent, supplies and increased costs associated with the Company's expanded shareholder base.

     Marketing and advertising expenses for the year ended July 31, 1998 was $1,291,266, an increase of $711,123, or 122.6%, as compared to the year ended July 31, 1997. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, advertising in trade publications, production of marketing materials and direct mailing costs.

     Research and development expenses for the year ended July 31, 1998, were $68,772, an increase of $7,448, or 12.2%, as compared to the year ended July 31, 1997. Technical personnel normally involved in research and development also provided a substantial amount of technical assistance in connection with the Company's consulting services, so that the actual amount classified as research and development is less than would be the case if such expenses were not allocable to specific contracts.

     As a result of these factors, operating income for the year ended July 31, 1998, was $3,911,188, an increase of $3,075,777, or 368.2%, as compared to the year ended July 31, 1997. Interest income for the year ended July 31, 1998, was $536,880 an increase of 62.3%, as compared to the year ended July 31, 1997. This increase resulted from the investment in interest bearing instruments of net proceeds from the Company's public securities offering that closed on November 22, 1996, plus excess cash generated from operations.

     Net income for the year ended July 31, 1998, was $2,878,451, an increase of $1,913,233, or 198.2%, as compared to the year ended July 31, 1997.

Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

     Total revenues for the year ended July 31, 1997, were $2,488,374 an increase of $391,363, or 18.7%, as compared to the year ended July 31, 1996. Consulting fees for the year ended July 31, 1997, were $1,090,473, an increase of $15,729, or 1.5% as compared to the year ended July 31, 1996, and represented 43.8% of total revenues. This increase primarily resulted from management's continued emphasis in fiscal 1996 on marketing of consulting services with less emphasis on marketing of products alone. Management expects this trend to continue in the future. Product license and customer support fees for the year ended July 31, 1997, were $655,026, a decline of $371,029, or 54.2%, as compared to the year ended July 31, 1996. This decline is consistent with the emphasis on consulting noted above. Revenues from the resale of purchased software for the year ended July 31, 1997, were $342,875, an increase of $4,605, or 1.4%, as compared to the year ended July 31, 1996.

     During the year ended July 31, 1997, sales to the Company's three largest customers were $239,025, $282,100 and $353,075, representing 11.40%, 13.45% and
16.84% of the Company's revenues, respectively. In comparison, sales to a single customer represented 10.88% of total revenues for the year ended July 31, 1996. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the year ended July 31, 1997, was $397,741, an increase of $86,207, or 27.7%, as compared to the year ended July 31, 1996. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 17.7% for the year ended July 31, 1996 to 18.5% for the year ended July 31, 1997. This increase occurred principally because of the increased concentration of Company resources and personnel in delivery of consulting services.

     Cost of software purchased for resale for the year ended July 31, 1997, was $102,783, an increase of $14,954 or 16.27%, as compared to the year ended July 31, 1996.

     General and administrative expenses for the year ended July 31, 1997 were $510,972, an increase of $315,170, or 161.0%, as compared to the year ended July 31, 1996. This increase was principally due to an increase in the number of employees and related costs.

     Marketing and advertising expenses for the year ended July 31, 1997 were $580,143, a increase of $255,181, or 78.5%, as compared to the year ended July 31, 1996. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, production of marketing materials and direct mailing costs.

     Research and development expenses for the year ended July 31, 1997 were $33,038, a decrease of $96,921, or 74.58%, as compared to the year ended July 31, 1996. This decrease resulted because technical personnel normally involved in research and development provided a substantial amount of technical assistance in connection with the Company's consulting services. For the year ended July 31, 1997, $193,621 of cost of service represented assistance from these technical personnel with consulting projects.

     As a result of these factors, operating income for the year ended July 31, 1997, was $835,411, a decrease of $278,527, or 25.0%, as compared to the year ended July 31, 1996.

     Interest income for the year ended July 31, 1997, was $330,807, an increase of 663.2%, as compared to the year ended July 31, 1996. This increase resulted from the investment in interest bearing instruments of net proceeds from the Company's public securities offering that closed on November 22, 1996, plus excess cash generated from operations.

     Income taxes increased from a benefit of $35,500 in fiscal 1996 to a provision of $201,000 in fiscal 1997, primarily due to a decrease in net operating loss carryforwards available in fiscal 1997.

     As a result of these factors, Net income for the year ended July 31, 1997, was $965,218, a decrease of $227,562, or 19.1%, as compared to the year ended July 31, 1996. This decrease was primarily due to the provision for income taxes of $201,000.

Liquidity and Capital Resources

     During the year ended July 31, 1998, cash and cash equivalents increased 32.5% from $7,877,932 to $10,439,233, primarily as a result of net income. Shareholders' equity increased 35.0% from $9,152,640 at July 31, 1997, to $12,355,891 at July 31, 1998. However, the Company generated $3,660,988 cash from operations during the year ended July 31, 1998, compared to $936,662 cash from operations generated during the year ended July 31, 1997. At July 31, 1998, the Company had working capital of $11,235,965 including cash and cash equivalents of $10,439,233.

Year 2000

     The Company, like many owners of computer software, has modified some portions of its software so that it will function properly in the year 2000. Some earlier, non-Year 2000 compliant software has been licensed. Users of the non-Year 2000 compliant software were notified and upgrades are available. To date, the Company's accounting system has been updated for Year 2000 compliance, including upgrading of hardware. The Company has also upgraded inventory and purchasing software. The total expected costs in relation to these upgrades are immaterial to the Company. Management anticipates that all necessary changes to its software will be completed before December 31, 1999, and that the Company will not experience any significant impact with respect to Year 2000 compliance with the Company's non-information technology systems and equipment.

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

PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
            Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     Set forth below is certain information concerning the directors, executive officers and key employees of the Company as of the date hereof.

             Name                     Age    Position
             ----                     ---    --------

   Directors and Executive Officers

   Thomas V. Geimer                    51    Chairman of the Board of Directors,
                                             Secretary, Chief Financial Officer,
                                             Chief Executive Officer
   Harry J. Fleury                     51    President
   David C. Wilhelm(1)                 79    Director
   A. Alexander Arnold III(1)          57    Director

   Key Employees

   Timothy Fitzpatrick                 43    Vice President Sales and Marketing
   Dr. Franz Huber                     53    Chief Scientist
----------------------------

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 1997, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that: (i) Mr. Wilhelm, a director of the Company, failed to file Forms 4 for months during 1997 and 1998 to report sales and purchases of shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission; (ii) Mr. Fleury, an officer of the Company, failed to file Forms 4 for months during 1997 and 1998 to report a sale and a purchase of shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission; (iii) Mr. Geimer, an executive officer and director of the Company failed to file a Form 4 during 1998 to report his exercise of warrants and options, which will be reported in an appropriate filing with the Securities and Exchange Commission; and (iv) Solar Satellite Communications, Inc., formerly the holder of five percent or more of the the Company's stock, failed to file Form 4's for months during 1997 and 1998 during which it sold a substantial portion of its shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission.

Item 10 - Executive Compensation
--------------------------------

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 1997, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers, and Timothy Fitzpatrick, a key employee of the Company.


                                                                                     Long Term
                                              Annual Compensation                    Compensation
                                 ------------------------------------------------    ------------
                                                                     Other           Securities
Name and                         Fiscal                              Annual          Underlying
Principal Position               Year       Salary      Bonus        Compensation    Options
------------------               ----       ------      -----        ------------    -------

Thomas V.  Geimer                1998      $100,000    $112,500(1)    $6,324(2)        100,000(5)
  Chief Executive Officer        1997       $89,423     $75,000(1)    $3,000(2)           --
  and Chief Financial            1996       $70,458     $37,500(1)    $   --         1,200,000(3)
  Officer

Harry J. Fleury                  1998       $75,000      47,570(4)    $   --              --
  President                      1997       $69,076      $6,025(4)    $   --              --
                                 1996       $61,000     $10,331(4)    $   --              --

Timothy Fitzpatrick              1998       $65,000    $166,422(6)    $   --              --
  Vice President                 1997       $62,885     $40,443(6)    $   --              --
  Sales and Marketing            1996       $57,885     $44,030(6)    $   --              --

-------------------

(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $37,500 of which vested during the fiscal year ended July 31, 1996, and $75,000 of which vested during the fiscal year ended July 31, 1997, and $112,500 of which vested during the fiscal year ended July 31, 1998.
(2)  Represents reimbursement of premium on life insurance.
(3) Represents stock options and warrants to purchase an aggregate of 1,200,000 shares at an exercise price of $0.24 per share that were exercised. See
     Note 8 to Financial Statements for further information.
(4) Includes sales commissions earned by Mr. Fleury on revenues from certain international sales.
(5) Represents stock options to purchase 100,000 shares at an exercise price of $12.00 per share.

                                       28

(6) Represents sales commissions earned by Mr. Fitzpatrick on revenues from certain domestic sales.

     Option/Warrant Values. The following table provides certain information concerning the fiscal year end value of unexercised options or warrants held by Mr. Fleury and Mr. Geimer, each of whom served as the Company's chief executive officer during a portion of 1996, and for Mr. Fitzpatrick.


                            Aggregated Option Exercises in 1998 Fiscal Year
                                   and Fiscal Year End Option Values

                      Shares                           Number of Unexercised     Value of Unexercised
                      Acquired on      Value           Options at Fiscal Year    In-the-Money Options
Name                  Exercise         Realized        End                       at Fiscal Year End(1)
----                  --------         --------        ----------------------    ----------------------
                                                       Exer-         Unexer-     Exer-          Unexer-
                                                       cisable       cisable     cisable        cisable
                                                       -------       -------     -------        -------
Harry J. Fleury            0                   0       100,000          0        $464,000        0

Thomas V.  Geimer          0           1,129,110       100,000          0        $      0        0

Timothy Fitzpatrick        0                   0        95,000          0        $440,800        0

-------------------------------

(1) Value calculated by determining the difference between the closing sales price on July 31, 1998, of $5.00 per share and the exercise price of the options or warrants. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options or warrants.

Compensation Pursuant to Plans

     Employee Retirement Plan. During fiscal year 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $10,000. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. The Company made no contribution for the year fiscal year ended July 31, 1998. For the fiscal year ended July 31, 1997, the Company contributed an aggregate of $15,360 to the plan.

     Deferred Compensation Plan. In January 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based upon recommendations from the Board of Directors. For each of the fiscal years ended July 31, 1996, 1997 and 1998, the Company contributed $75,000 to the plan.

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

     The Stock Option Plans were approved by the Company's shareholders at a Special Shareholders Meeting held on November 8, 1996. As of July 31, 1998, 25,000 options, exercisable at $7.25 per share of Common Stock, had been issued to each of Messrs. Wilhelm and Arnold pursuant to the Non-Qualified Plan and a total of 203,500 options exercisable at $12.00 to $23.875 per share of Common Stock had been issued to employees pursuant to the Qualified Plan.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

            Name and Address                   Shares Beneficially Owned
            of Beneficial Owner                  Number         Percent
            -------------------                  ------         -------

            Thomas V. Geimer(1), (2)             140,700          1.79%

            Harry J. Fleury(1), (3)              193,750          2.46%

            Timothy Fitzpatrick(1),(4)            95,000          1.21%

            Dr. Franz Huber(1),(5)                98,500          1.25%

            A. Alexander Arnold III(6)           825,000         10.50%
            845 Third Ave., 6th Flr
            New York, NY 10021

            David C. Wilhelm(7)                  206,100          2.62%
            3130 E. Exposition Street
            Denver, CO 80209

            Executive Officers and Directors   1,769,050         22.51%
            as a Group (4 persons)

--------------------------

(1) The address for Messrs. Geimer, Fleury, Fitzpatrick and Huber is 303 E. 17th Ave., #108, Denver, CO 80203.
(2) Does not include 1,129,110 shares which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 8 to Financial Statements for further information. Includes 100,000 shares which may be purchased by Mr. Geimer upon exercise of options.
(3) Includes 100,000 shares which may be purchased by Mr. Fleury upon exercise of options.
(4) Represents shares which may be acquired by Mr. Fitzpatrick upon exercise of options.
(5) Represents 96,500 shares which may be acquired by Mr. Huber upon exercise of options.
(6) Represents 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 25,000 shares which may be purchased by Mr. Arnold upon exercise of options.
(7) Includes 162,225 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm is the lifetime beneficiary and trustee, 19,875 shares held by the David C. Wilhelm Living Trust, of which Mr. Wilhelm is the beneficiary, and 25,000 shares which may be purchased by Mr. Wilhelm upon exercise of options.

(8) Solar Satellite Communication, Inc. is not affiliated with any of the Company's officers, directors, key employees or other principal shareholders. Based upon its review of certain reports filed with the Securities and Exchange Commission and certain other inquiries, management believes that Solar Satellite is an inactive company that is controlled by certain Japanese Nationals and a company controlled by those persons.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     During fiscal year 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 1998, the deferred compensation agreement was funded in the amount of $225,000 for Thomas V. Geimer, and Mr. Geimer was vested in $225,000 of this amount.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 1998, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, five percent shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

          There are no exhibits filed with this Annual Report

(b)  Reports on Form 8-K

          The Company has not filed a report on Form 8-K during the last quarter of the fiscal year ended July 31, 1998.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of
  Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (the "Company") as of July 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.





Denver, Colorado
September 15, 1998




ACCELR8 TECHNOLOGY CORPORATION

BALANCE SHEETS
JULY 31, 1998 AND 1997
--------------------------------------------------------------------------------------------

ASSETS                                                                1998            1997
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 10,439,233    $  7,877,932
  Accounts receivable                                                 944,692         910,334
  Prepaid expenses and other                                           99,377          26,800
  Income taxes receivable                                             470,620
  Deferred tax assets (Note 4)                                         71,898         181,400
                                                                 ------------    ------------
           Total current assets                                    12,025,820       8,996,466
                                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
  Computer equipment                                                  344,258         231,254
  Furniture and fixtures                                              111,387          32,476
                                                                 ------------    ------------
           Total property and equipment                               455,645         263,730
  Less accumulated depreciation                                      (162,324)        (96,594)
                                                                 ------------    ------------
           Net property and equipment                                 293,321         167,136
                                                                 ------------    ------------
SOFTWARE DEVELOPMENT COSTS, less accumulated
  amortization:  1998, $1,137,325; 1997, $875,046                   1,350,547         506,322
INVESTMENTS (Note 5)                                                  305,089         179,020
                                                                 ------------    ------------
TOTAL                                                            $ 13,974,777    $  9,848,944
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                               $    402,173    $     97,499
  Income taxes payable                                                                 47,394
  Accrued liabilities                                                 192,087          56,360
  Deferred consulting revenue                                                          46,252
  Deferred maintenance revenue                                        195,595         103,878
                                                                 ------------    ------------
           Total current liabilities                                  789,855         351,383
                                                                 ------------    ------------
DEFERRED TAX LIABILITIES (Note 4)                                     523,941         203,400
                                                                 ------------    ------------
OTHER LONG-TERM LIABILITIES (Note 5)                                  305,089         141,520
                                                                 ------------    ------------
COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY (Note 2):
  Common stock, no par value; 11,000,000 shares authorized;
    7,858,617 and 6,692,507 shares issued and outstanding           8,543,477       8,218,677
  Contributed capital                                                 315,049          41,449
  Retained earnings                                                 3,770,966         892,515
  Shares held for employee benefit  (1,129,110 shares at cost)       (273,600)
                                                                 ------------    ------------
           Shareholders' equity                                    12,355,892       9,152,641
                                                                 ------------    ------------
TOTAL                                                            $ 13,974,777    $  9,848,944
                                                                 ============    ============


See notes to financial statements.


                                     F - 2




ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF OPERATIONS
YEARS ENDED JULY 31, 1998, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------------------


                                                  1998           1997            1996
REVENUES:
  Consulting fees                             $   685,075    $ 1,090,473    $ 1,074,744
  Product license and customer support fees     6,244,596      1,055,026        683,997
  Resale of purchased software                    451,774        342,875        338,270
                                              -----------    -----------    -----------
      Total revenues                            7,381,445      2,488,374      2,097,011
                                              -----------    -----------    -----------
COSTS AND EXPENSES:
  Costs of services                             1,013,568        397,741        311,534
  Cost of software purchased for resale           139,984        102,783        117,737
  General and administrative                      956,667        510,972        195,802
  Marketing and advertising                     1,291,266        580,143        324,962
  Research and development                         68,772         61,324         33,038
                                              -----------    -----------    -----------
      Total expenses                            3,470,257      1,652,963        983,073
                                              -----------    -----------    -----------

INCOME FROM OPERATIONS                          3,911,188        835,411      1,113,938

INTEREST INCOME                                   536,880        330,807         43,342
                                              -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                      4,448,068      1,166,218      1,157,280
                                              -----------    -----------    -----------

INCOME TAX (PROVISION) BENEFIT
  (Note 4)                                     (1,569,617)      (201,000)        35,500
                                              -----------    -----------    -----------

NET INCOME                                    $ 2,878,451    $   965,218    $ 1,192,780
                                              ===========    ===========    ===========

WEIGHTED AVERAGE
  SHARES OUTSTANDING (Note 1):
  Basic                                         7,607,545      6,639,174      5,492,500
                                              ===========    ===========    ===========

  Diluted                                       8,122,085      8,036,453      6,977,339
                                              ===========    ===========    ===========

NET INCOME PER SHARE:
  Basic                                       $      0.38    $      0.15    $      0.22
                                              ===========    ===========    ===========

  Diluted                                     $      0.35    $      0.12    $      0.17
                                              ===========    ===========    ===========


See notes to financial statements.






ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED JULY 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------------


                                                                                                        Shares
                                                    Common Stock                         Retained      Held for         Total
                                             --------------------------    Contribute    Earnings      Employee     Shareholders'
                                                  Shares       Amount       Capital      (Deficit)      Benefit         Equity
                                                  ------       ------       -------      ---------      -------         ------

BALANCE, JULY 31, 1995                          5,492,507   $ 1,970,970   $    41,449   $(1,265,483)                  $   746,936

  Net income                                                                              1,192,780                     1,192,780
                                              -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, JULY 31, 1996                          5,492,507     1,970,970        41,449       (72,703)                    1,939,716

  Proceeds from issuance of common
    stock, net of offering costs of $817,093    1,000,000     6,182,907                                                 6,182,907

  Proceeds from exercise of stock options         200,000        64,800                                                    64,800

  Net income                                                                                965,218                       965,218
                                              -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, JULY 31, 1997                          6,692,507     8,218,677        41,449       892,515                     9,152,641

  Proceeds from exercise of stock options
    and warrants and other                      1,166,110       324,800       273,600                  $  (273,600)       324,800

  Net income                                                                              2,878,451                     2,878,451
                                              -----------   -----------   -----------   -----------    -----------    -----------

BALANCE, JULY 31, 1998                          7,858,617   $ 8,543,477   $   315,049   $ 3,770,966    $  (273,600)   $12,355,892
                                              ===========   ===========   ===========   ===========    ===========    ===========



See notes to financial statements.


                                                            F - 4




ACCELR8 TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED JULY 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------------------------------

                                                                   1998                   1997                 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  2,878,451          $    965,218          $  1,192,780
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                   328,009               166,819               121,600
    Write-off of product development advance payable                (50,000)
    Deferred income tax provision (benefit)                         430,043                75,500               (53,500)
    Net change in assets and liabilities:
      Accounts receivable                                           (34,358)             (479,082)             (138,716)
      Income taxes receivable                                      (470,620)
      Prepaid expenses                                              (72,577)               22,895               (48,525)
      Accounts payable                                              304,674                45,408                (8,050)
      Income taxes payable                                          (47,394)               29,394                18,000
      Accrued liabilities                                           135,727                36,044               (10,457)
      Deferred consulting revenue                                   (46,252)              (45,472)               91,724
      Deferred maintenance revenue                                   91,717                28,418               (14,341)
      Other long-term liabilities                                   163,569               141,520
                                                               ------------          ------------          ------------
        Net cash provided by operating activities                 3,660,989               936,662             1,150,515
                                                               ------------          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Software development costs                                     (1,106,504)             (474,788)              (80,543)
  Purchase of computer equipment                                   (113,003)             (113,410)              (25,371)
  Purchase of furniture and fixtures                                (78,912)              (21,245)
  Increase in investments                                          (126,069)             (104,020)              (75,000)
                                                               ------------          ------------          ------------
      Net cash used in investing activities                      (1,424,488)             (713,463)             (180,914)
                                                               ------------          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of common stock, net of
    offering costs                                                  324,800             6,247,707
                                                               ------------          ------------          ------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                            2,561,301             6,470,906               969,601

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                               7,877,932             1,407,026               437,425
                                                               ------------          ------------          ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                  $ 10,439,233          $  7,877,932          $  1,407,026
                                                               ============          ============          ============

CASH PAID FOR INCOME TAXES                                     $  1,723,000          $     98,000
                                                               ============          ============

See notes to financial statements





ACCELR8 TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JULY 31, 1998, 1997 AND 1996


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

     Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including accounts receivable from major customers (see Note 3). The Company places its cash equivalents with a high credit quality financial institution. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

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

     Software Development Costs - Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense until the technological feasibility of the product has been established. After technological feasibility has been established and until the product is available for general release, software development, product enhancements and acquisition costs are capitalized. Amortization of capitalized costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bears to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. Amortization expense relating to software development costs for the years ended July 31, 1998, 1997, and 1996 was $262,279, $128,787, and $96,237,
     respectively.

     Long-Lived Assets - The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed Of." As of July 31, 1998 and 1997, management believes there was no impairment of the Company's long-lived assets.

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

     Deferred Revenue - Deferred consulting revenue represents amounts received but not earned under consulting agreements. Deferred maintenance revenue represents amounts received but not earned under maintenance agreements.

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

     Earnings Per Share - During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards
     (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The Company adopted this Statement in fiscal year 1998 and all earnings per share data have been restated to reflect the new standard. The following table is a reconciliation of basic and diluted earnings per share for the years ended July 31, 1998, 1997 and 1996:


                                  1998                                  1997                                  1996
                      Income        Shares       Earnings    Income       Shares      Earnings     Income       Shares     Earnings
                    (Numerator)  (Denominator)  Per Share  (Numerator) (Denominator)  Per Share  (Numerator) (Denominator) Per Share
                    -----------  -------------  ---------  ----------- -------------  ---------  ----------- ------------- ---------

Net income          $2,878,451                             $  965,218                            $1,192,780
Basic earnings
  per share:
  Income
  available to
  Common
  Shareholders       2,878,451     7,607,545   $     0.38     965,218    6,639,174    $    0.15   1,192,780     5,492,500  $    0.22
                                               ==========                             =========                            =========
Effect of
  Dilutive
  securities:
  Stock options
  and warrants                       514,540                             1,397,279                              1,484,839
Diluted             ----------    ----------               ----------   ----------                ----------   ----------
  Earnings
  per share         $2,878,451     8,122,085   $     0.35  $  965,218    8,036,453   $      0.12  $1,192,780    6,977,339  $    0.17
                    ==========    ==========   ==========  ==========   ==========   ===========  ==========   ==========  =========





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

     New Accounting Pronouncements - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company is required to adopt SFAS No. 130 in fiscal 1999. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company, as of July 31, 1998, does not have any additional items that would be included in comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for the Company's financial statements for the year ending July 31, 1999. The Company does not expect the adoption of SFAS No. 131 to materially impact its financial statement disclosures.

     In October, 1997 the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2 "Software Revenue Recognition" which has not changed the basic rules of revenue recognition but does provide additional guidance, particularly with respect to multiple deliverables and "when and if" available products. In March 1998, the AICPA issued SOP 98-4, "Deferral of the Effective Date of SOP 97-2." SOP's 97-2 and 98-4 will be effective for the Company's fiscal year ending July 31, 1999. The Company has not determined the effect of adoption of SOP's 97-2 and 98-4 on its financial position or results of operations.

     Reclassifications - Certain reclassifications have been made in the 1997 and 1996 financial statements to conform to the classifications used in 1998.

2.   SHAREHOLDERS' EQUITY

     Authorized Shares and Reverse Stock Split - On November 18, 1996, shareholders approved a reduction in the number of authorized shares of the Company's common stock from 55,000,000 to 11,000,000. Simultaneously, the Company effected a one-for-four reverse stock split. All share and per share amounts have been restated to reflect the reverse stock split.

     Stock Option Plans - The Company has option and warrant agreements with a key executive and three stock-based compensation plans which are discussed below:

     Option and Warrant Agreement with Key Executive - In fiscal 1998, options and warrants for the purchase of 1,129,110 shares held by the Chairman of the Board ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 5. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman over a ten year period after such occurrence. In accordance with generally accepted accounting principles the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes.

     Employee Stock Option Plan - The Employee Stock Option Plan (the "Employee Plan") permits the grant of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which do not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company has reserved 475,000 shares of its authorized but unissued common stock for stock options to be granted under the Employee Plan. There are no shares which remain available under the Employee Plan for future grants. Under the terms of the Employee Plan, options vest at 25% annually. As of July 31, 1998, 475,000 options have been granted under the Employee Plan, of which 140,000 have been exercised, resulting in 335,000 options outstanding under the Employee Plan.

     Incentive Stock Option Plan - The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which have a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant. Under the terms of the Incentive Plan, options vest 100% upon grant. As of July 31, 1998, 206,000 options have been granted under the Incentive Plan, of which 2,500 have been exercised, resulting in 203,500 options outstanding under the Incentive Plan.

     Non-Qualified Stock Option Plan - The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which has a maximum ten-year life, is established by the Company's compensation committee on the date of grant. Under the terms of the Non-Qualified Plan, options vest 100% upon grant. As of July 31, 1998, 50,000 options have been granted and remain outstanding under the Non-Qualified Plan.

     The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options issued in conjunction with the stock option and warrant agreement and stock-based compensation plans discussed above. Had compensation cost been determined based upon the fair value at the grant dates of awards under these agreements consistent with SFAS No. 123, the Company's 1998, 1997 and 1996 net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:

                                     Fiscal Year     Fiscal Year    Fiscal Year
                                        Ended            Ended         Ended
                                    July 31, 1998   July 31, 1997  July 31, 1996
                                    -------------   -------------  -------------

Net income - as reported            $   2,878,451   $      965,218   $ 1,192,780
                                    =============   ==============   ===========

Net income - pro forma              $   1,088,591   $      635,594   $ 1,060,456
                                    =============   ==============   ===========

Earnings per share - as reported:
  Basic                             $        0.38   $         0.15   $      0.22
                                    =============   ==============   ===========

  Diluted                           $        0.35   $         0.12   $      0.17
                                    =============   ==============   ===========

Earnings per share - pro forma:
  Basic                             $        0.14   $         0.10   $      0.19
                                    =============   ==============   ===========

  Diluted                           $        0.13   $         0.08   $      0.15
                                    =============   ==============   ===========

     The fair value of options granted under the stock option and warrant agreement and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: no dividend yield; risk-free interest rate of 5.61%; expected life of 10 years; and expected volatility of 81.93%. 1997: no dividend yield; risk-free interest rate of 6.50%, expected life of 10 years; and expected volatility of 95.61%. 1996: no dividend yield; risk-free interest rate of 6.00%, expected life of 10 years; and expected volatility of 92.93%. The weighted average fair value of options granted in 1998, 1997, and 1996 was $12.81, $6.57, and $0.11, respectively. The weighted average remaining contractual life of options outstanding at July 31, 1998 was seven years.

     The following table summarizes information on stock option activity for the Executive Options and Warrants, the Employee Plan, the Incentive Plan and the Non-qualified Plan:


                                                                                        Weighted
                                                                                         Average
                                              Number of              Exercise         Exercise Price
                                               Shares            Price Per Share        Per Share

Options and warrants outstanding,
  July 31, 1995                              2,412,500    $ 0.24 -   $    0.36       $      0.28
Options and warrants granted                 1,212,500    $ 0.24 -        0.36              0.25
Options and warrants expired or cancelled   (1,950,000)   $ 0.24 -        0.36              0.24
                                             ---------

Options and warrants outstanding,
  July 31, 1996                              1,675,000    $ 0.24 -   $    0.36       $      0.27
Option and warrants granted                     50,000               $    7.25       $      7.25
Options exercised                             (200,000)                   0.36              0.36
                                             ---------

Options and warrants outstanding,
   July 31, 1997                             1,525,000    $ 0.24 -   $    7.25       $      0.50

Options granted                                206,000    $12.00 -   $   23.88       $     13.11
Options and warrants exercised              (1,142,500)   0.24 -         14.00              0.27
                                             ---------

Options outstanding, July 31, 1998             588,500    $0.36 -    $   23.88       $      6.25
                                             =========



     As of July 31, 1998 all of the options outstanding are currently exercisable.

     Warrants to Purchase Common Stock - In conjunction with the common stock issued during the secondary public offering in November 1996, the Company issued warrants to purchase 34,500 shares of Common Stock to the Underwriter. Each warrant entitles the Underwriter to purchase one share of no par value common stock of the Company at an exercise price equal to 120% of the initial price to the public ($8.40 per share). The warrants were exercised during 1998.

3.   MAJOR CUSTOMERS AND FOREIGN REVENUE

     In fiscal year 1998,  revenue of  $1,385,952  (19%) and $804,997  (11%) was derived from sales to two separate customers. In 1997, revenue of $317,800 (13%), was derived from sales to a single customer. In 1996, revenue of $239,025 (11%), $282,100 (13%), and $353,075 (17%) was derived from sales to three separate customers. The Company's operations are located entirely within the United States. However, in 1998, 1997 and 1996, $337,080 (5%), $539,635 (22%) and $318,393 (15%), respectively, of the Company's revenues were to foreign customers.

4.   INCOME TAXES

     Income tax expense includes the following current and deferred benefit (provision) at July 31:

                                  1998               1997               1996

     Current                  $(1,139,574)       $  (125,500)       $   (18,000)
     Deferred                    (430,043)           (75,500)            53,500
                                 --------            -------             ------

                              $(1,569,617)       $  (201,000)       $    35,500
                              ===========        ===========        ===========



     Income tax expense includes the following federal and state components for the years ended July 31:

                                 1998                1997               1996

     Federal                 $(1,391,436)        $  (145,035)        $    35,500
     State                      (178,181)            (55,965)
                                --------             -------         -----------

                             $(1,569,617)        $  (201,000)        $    35,500
                             ===========         ===========         ===========



     The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:


                                                            1998        1997

Deferred tax assets:
  Deferred revenue                                       $  71,898    $  55,999
  Alternative minimum (AMT) tax credit carryforwards        15,301
  General business credit carryforward                     110,100
                                                         ---------    ---------


           Total                                            71,898      181,400

Deferred tax liabilities - depreciation and amortization  (523,941)    (203,400)
                                                         ---------    ---------

Net deferred tax assets (liabilities)                    $(452,043)   $ (22,000)
                                                         =========    =========



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

     A reconciliation of the expected income tax expense at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate for the years ended July 31 is as follows:

                                                       1998            1997            1996

Federal statutory income tax rate                       34%             34%             34%

Computed "expected" income taxes                   $ 1,512,343     $   396,514     $   393,475
Change in taxes resulting from:
  State income taxes, net of federal tax benefit       117,600          37,945          38,190
  Change in valuation allowance                                                       (472,889)
  General business credit                              (64,003)       (236,473)
  Other                                                  3,677           3,014           5,724
                                                   -----------     -----------     -----------

Income tax provision (benefit)                     $ 1,569,617     $   201,000     $   (35,500)
                                                   ===========     ===========     ===========

5.   COMMITMENTS

     Operating Leases - The Company has an operating lease agreement for office space through December 31, 1999. Future minimum lease payments for the years ending July 31, 1999 and 2000 are $134,625 and $57,348, respectively. Total rent expense was $99,567, $52,781, and $42,989 in 1998, 1997 and
     1996, respectively.

     Employee Retirement Plan - During the year ended July 31, 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to 15% of their compensation subject to dollar limitations of the Internal Revenue Code. The Company may make discretionary contributions to the Plan based on recommendations from the Board of Directors. For the years ended July 31, 1998, 1997 and 1996, the Board authorized contributions totalling $0, $15,360 and $0, respectively.

     Deferred Compensation Arrangement - During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. During fiscal 1996, the Company funded deferred compensation of $75,000 awarded to the Chairman of the Board with a deposit of $75,000 to the "Rabbi" Trust. Additional awards of $75,000 were granted and funded during each of the years ended July 31, 1998 and 1997. The funds are subject to the general claims of creditors and are included in investments as of July 31, 1998 and 1997. The following information is provided related to the trust assets which primarily consist of equity securities as of July 31, 1998 and 1997 which, based upon the Company's intended use of the investments, have been classified by the Company as trading securities. Unrealized holding gains on trading securities are included in income. 1998 1997 1996


Amortized cost basis                        $225,000      $150,000      $ 75,000
Unrealized holding gains                      80,089        29,020
                                              ------        ------

Aggregate fair value                        $305,089      $179,020      $ 75,000
                                            ========      ========      ========

6.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments as of July 31, 1998 and 1997 are as follows:

                                  1998           1998        1997           1997
                                Carrying      Estimated    Carrying       Estimated
                                 Amount      Fair Value     Amount        Fair Value
                                 ------      ----------     ------        ----------
Cash and cash equivalents     $10,439,233   $10,439,233   $ 7,877,932   $ 7,877,932
Investments                       305,089       305,089       179,020       179,020
Other long-term liabilities       305,089       305,089       141,520       141,520



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


                                            ACCELR8 TECHNOLOGY CORPORATION



Date:  October 29, 1998                     By: /s/ Harry J. Fleury
       ----------------                        ---------------------------------
                                               Harry J. Fleury, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 29, 1998                        /s/ Thomas V. Geimer
       ----------------                        ---------------------------------
                                               Thomas V. Geimer, Secretary,
                                               Chief Executive Officer and
                                               Chief Financial Officer


Date:  October 29, 1998                        /s/ A. Alexander Arnold III
       ----------------                        ---------------------------------
                                               A. Alexander Arnold III


Date:  October 29, 1998                        /s/ David C. Wilhelm
       ----------------                        ---------------------------------
                                               David C. Wilhelm