Form 10KSB/A
period 1998-07-31
ACCELR8 TECHNOLOGY CORP
filed 1998-10-30
CIK 727207

AMENDMENT NO. 1 TO
                                   FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Introduction

     Accelr8 Technology Corporation (the "Company") is a provider of software tools and consulting services for Year 2000 compliance and for modernization of Digital Equipment Corporation's ("DEC" now merged with Compaq) VAX/VMS Legacy Systems to UNIX and NT open client/server environments. The Year 2000 Problem is expected to create unpredictable system failures due to the use of computer programs that rely on two-digit date codes to perform computations and other decision-making functions. The Company's "Navig8 2000" tools facilitate timely and cost effective Year 2000 assessment and renovation across the multiple language environment of DEC Legacy Systems and cross-platform UNIX and NT environments. The Company's other focus, which is the conversion from DEC VMS Legacy Systems to UNIX and NT open client/server environments, is based on the fact that VMS Legacy Systems use a proprietary computer operating system which is not compatible with other manufacturers' hardware and software, whereas UNIX and NT are a powerful, open architecture system which is compatible with a wide range of hardware platforms and software applications, including commercial off-the-shelf software ("COTS"). The Company believes that UNIX has become the most widely used client/server operating system, and that the trend to client/server open systems, such as the systems offered by UNIX and Microsoft Corporation's Windows NT operating system ("NT"), will continue for the foreseeable future. The Company's "MIGR8" and "Navig8" tools provide dependable solutions for migration of DEC VMS applications from their proprietary environment to the open systems environment of UNIX and NT.

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

     The Company believes that the primary deterrent to switching from a VMS Legacy System to a newer UNIX or NT system is the cost/risk of rewriting a critical, dependable legacy application program to run in a new and different environment. Uncertainty as to outcome, lack of available personnel to undertake the task and the costly re-training process associated with learning a new operating system, have contributed to users and information technology managers delaying the decision to make the transition to faster, less expensive, Open Systems hardware platforms. Adding to the crisis, in many cases, the original developers of the code are no longer available for consultation as to design goals and/or specifications. It therefore becomes necessary to evaluate, condense and convert old code to new operating system environments. While most users, given the option, would elect to re-host their familiar software application to the faster environments of UNIX and NT, the uncertainty of a conversion causes slow decision making.

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

     The Company now offers a full spectrum of services that are carried out by the Company's personnel, who are experienced in both the VMS and UNIX and NT environments. The Company's personnel use the Company's tools that automatically identify and diagnose difficult areas in porting an application. This enables them to implement conversion techniques that ensure successful conversions and porting. The Company offers the following services:

1) Year 2000 Impact Analysis: The Company offers a combination of automation tools and engineering services designed to assist in identifying, documenting and quantifying Year 2000 date renovation requirements. Using the Navig8 2000 tool, Company engineers provide DEC VAX or Alpha users and UNIX users an automated and comprehensive means of scanning, parsing and documenting millennium date change requirements. These services are designed to document the conversion requirements, costs and levels of effort that will be required to address millennium date changes.

2) Independent Verification and Validation: The Company offers, to any enterprise, the opportunity to verify the completeness and accuracy of any Year 2000 renovation effort taken by in-house IT staff or outside contractors. The Company also offers the verification tool for sale.

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

     The Company's conversion process relies on Company owned and developed tools to provide a level of "transparency" to VMS, NT and UNIX users, thus preserving user productivity while accessing the higher power/lower cost of UNIX and NT. Additionally, the conversion tools support users as they learn UNIX and NT at their own pace and enable large batch jobs to be moved to the new, faster UNIX and NT platform, thereby freeing up the VAX to perform other tasks more efficiently.

     Other Company software features include the ability to share information between UNIX, NT and VMS systems and to transfer files and records over a network. The Company's conversion offerings are available on a wide range of UNIX systems, including SGI, HP, Sun, DEC and IBM. Features are discussed in greater detail below as each of the Company's products and services is individually described.

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

Customers

     The Company's software tools have been sold to over 800 customers, including installation in over 100 US Department of Defense sites. The Company's customers are principally users of VMS Legacy Systems that are either commercial enterprises or government or quasi-government agencies. During fiscal 1998, two customers accounted for approximately 30% of the Company's revenues (approximately 19% and 11% respectively). Set forth below is a partial list of the Company's customers.

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

     Dependence on Year 2000 Market and Conversion of DEC VMS Legacy Systems. The Company's revenues in fiscal 1998 resulted primarily from demand for its Year 2000 Problem products and services as awareness of the Year 2000 Problem has grown. In addition, this demand has also accounted for a significant portion of software license revenue for the same period as customers have acquired the

Company's software products to help address their Year 2000 concerns. Should the demand for the Company's Year 2000 solutions and products decline significantly as a result of new technologies, competition or other factors, the Company's professional service fees and license revenues would be materially and adversely affected. The Company anticipates the Year 2000 market will decline, perhaps rapidly, following the year 2000. It is the Company's strategy to leverage customer relationships and knowledge of customer application systems derived from its Year 2000 solutions to market other products and services beyond the Year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the Year 2000 market declines, whether as a result of technological change, competition or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

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

     Concentration of Revenues. A significant portion of the Company's revenues has been derived from substantial orders placed by a small number of customers. As a result, the Company's revenues have been concentrated among a relatively small number of customers. In fiscal 1998, two customers accounted for 30% of the Company's revenues, and in fiscal 1997 revenues from one customer amounted to 13% of the Company's total revenues. The Company expects that it will continue to be dependent upon a limited number of customers for significant portions of its revenues in future periods. Generally, the Company is hired for a specific project that will be completed within a fixed period of time. Once a project has been completed, customers generally will not require significant services in the future. However, during particular periods, certain customers may be significant. There can be no assurance that revenues from customers that accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

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

     Control by Management. The officers, directors and key employees of the Company own approximately 14.22% of the outstanding shares of Common Stock and, if they exercise all of the options and warrants that they currently hold, they will own approximately 19.84% of the Company's outstanding shares of Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and, therefore, to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares Eligible for Future Sale. As of July 31, 1998, the Company had reserved 1,475,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to its stock option plans, of which options to purchase 558,500 shares were outstanding as of July 31, 1998 ("Plan Options"). An aggregate of 335,000 of the Plan Options are exercisable at $0.36 per share; 50,000 Plan Options are exercisable at $7.25 per share, and 203,500 Plan Options are exercisable at $12.00 - $23.88 per share. The 1,140,000 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at $0.24 per share on October 14, 1997 and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as treasury stock by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 2 to the Financial Statements for further information. The warrants issued to the Underwriter in connection with the Company's common stock offering completed in November 1996 ("Underwriter's Warrants") were exercisable at $8.40 per share and were exercised during the year. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

     Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section  27A of the  Securities  Act of 1933 and  Section  21E of the
Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to provide services and develop, market and ship products on a timely basis, that competitive conditions within the software industry will not change materially or adversely, that demand fore the Company's products and services will remain strong, that the Company will retain existing independent sales representatives and key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed elsewhere in this Report, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

VAX/VMS             As  used  in  this   Report   shall   refer  to  DEC's   VAX
                    minicomputers, which utilize DEC's VMS operating system.

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


Item 2 - Description of Property
--------------------------------

     The Company currently leases approximately 13,382 square feet of office and research facility space at 303 E. 17th Avenue, Suite 108, Denver, Colorado 80203, at a monthly rental of approximately $10,878. The lease expires on December 31, 1999, with an option to extend the lease for an additional year.

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

     The Company had approximately 144 shareholders of record as of July 31, 1998, which does not include shareholders whose shares are held in street or nominee names. Management of the Company believes that there are over 3,000 beneficial owners of its Common Stock.

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

Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Overview

     The Company began to develop software conversion tools for VMS users to convert to UNIX environments in 1987. The Company's total revenues have increased from $2,097,011 in fiscal 1996 to $2,488,374 in fiscal 1997 and $7,381,445 in fiscal 1998. Income before income tax increased from $1,157,280 in fiscal 1996 to $1,166,218 in fiscal 1997 and $4,448,068 in fiscal 1998, while net income decreased from $1,192,780 in fiscal 1996 to $965,218 in fiscal 1997, then increased to $2,878,451 in fiscal 1998. The growth in revenues reflects the Company's decision in fiscal 1994 to develop specialized consulting services which can be delivered with the Company's software tools as an integrated solution to client's conversion needs. The Company's consulting services accounted for approximately $1,074,744 (51.2% of total revenues) in 1996, $1,090,473 (43.8% of total revenues) in 1997 and $685,075 (9.3% of total revenues) in 1998. The growth in revenues and net income also reflects the Company's success in establishing international sales, which accounted for approximately 5% of total revenues in fiscal 1998 as compared to 22% of total revenues in fiscal 1997 and 15% of total revenues in fiscal 1996. During the fourth quarter of fiscal 1998, the Company's revenues were less than had been anticipated by analysts. This resulted from lower demand for the Company's Year 2000 tools, and lower sales of the Company's tools by Digital/Compaq. Management also decided that it was necessary for the Company to redesign its Year 2000 tool set to make it more user friendly. The redesign work for the Year 2000 tool set has been completed and is expected to be released in December of 1998 following testing. Future revenues from sales of the Company's products and services are dependent upon sales of the Company's Year 2000 product and services to users of VMS Legacy Systems and UNIX systems, while continuing to provide conversion services for access to UNIX or NT environments. Although management is optimistic that sales of the Company's Year 2000 tool set will improve, there can be no assurance that this will occur.

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


                                                            Year Ended July 31,
                                 -------------------------------------------------------------------------


Statement of Operations Data:        1994             1995             1996           1997          1998
                                     ----             ----             ----           ----          ----

                                                      (in thousands except per share data)

Revenue:
  Product license and            $       415       $       751      $       684   $     1,055   $     6,244
    customer support fees
  Resale of purchased software           150               338              338           343           452
  Consulting fees                         41               294            1,075         1,090           685
  Other revenues                          83              --               --            --            --
Total revenue                            689             1,383            2,097         2,488         7,381
Income (loss) from operations           (269)              370            1,114           835         3,911
Net income (loss)                       (262)              382            1,193           965         2,878
Weighted average and shares
  outstanding (2)
    Basic                          5,492,500(1)      5,492,500(1)     5,492,500(1)  6,639,174     7,607,545
    Diluted                        5,492,500(1)      6,977,339(1)     5,492,500(1)  8,036,453     8,122,085
Net income (loss) per share (2)
     Basic                       $      (.05)      $       .07      $       .22   $       .15   $       .38
     Diluted                     $      (.05)      $       .07      $       .17   $       .12   $       .35


                                                               July 31,
                                                       -------------------------
                                                         1997             1998
                                                         ----             ----
Balance Sheet Data:
  Working capital                                      $ 8,645           $11,236
  Current assets                                         8,996            12,026
  Current liabilities                                      351               790
  Total assets                                           9,849            13,975
  Total liabilities                                        696             1,619
  Shareholders equity                                    9,153            12,356


--------------------

(1) Adjusted to reflect the one-for-four reverse stock split effected by the Company in November 1996.

(2) Restated to reflect adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share."

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

                                                    Fiscal year ended July 31,
                                                  ------------------------------
                                                   1996       1997        1998
                                                   ----       ----        ----
Total revenues                                    100.00%    100.00%     100.00%
Cost of services                                   14.86      15.98       13.73
Cost of software purchased for resale               5.61       4.13        1.90
General and administrative                          9.34      19.37       12.96
Marketing and advertising                          15.50      23.31       17.49
Research and development                            1.57       2.46         .93
                                                  ------     ------      ------
Income from operations                             53.12      34.75       52.99
Interest income                                     2.07      12.13        7.27
Income tax benefit (provision)                      1.69      (8.08)     (21.26)
                                                  ------     ------      ------
Net income                                         56.88%     38.80%      39.00%
                                                  ======     ======      ======


Year Ended July 31, 1998 Compared to Year Ended July 31, 1997

     Total revenues for the year ended July 31, 1998, were $7,381,445 an increase of $4,893,071, or 196.6%, as compared to the year ended July 31, 1997. Consulting fees for the year ended July 31, 1998, were $685,075, a decrease of $405,398, or 37.2% as compared to the year ended July 31, 1997, and represented 9.3% of total revenues. This decrease resulted from the Company's decision to market tools to third party firms that were providing Year 2000 services and not compete with its customers. Product license and customer support fees for the year ended July 31, 1998, were $6,244,596, an increase of $5,189,570, or 491.9%, as compared to the year ended July 31, 1997. This increase is due to the acceptance of the Company's Year 2000 tools by major companies as well as Year 2000 service providers. Revenues from the resale of purchased software for the year ended July 31, 1998, were $451,774, an increase of $108,899, or 31.8%, as compared to the year ended July 31, 1997. Management estimates that approximately 90% of its revenues were derived from sales of Year 2000 products and services. Management expects that this trend will continue; however, revenues derived from the migration of VAX/VMS Legacy Systems to the UNIX and NT environments are also expected to be a significant source of revenue in the future.

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

     Cost of services for the year ended July 31, 1998, was $1,013,568, an increase of $615,827, or 154.8%, as compared to the year ended July 31, 1997.
Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 18.5% for the year ended July 31, 1997, to 14.6% for the year ended July 31, 1998. This increase in costs occurred principally because of the increased concentration of Company resources and personnel required to service the additional customer base and increased revenues. The major components of this increase were salaries and related overhead, depreciation, and development costs. The decrease in percent of cost related to revenues results from revenues increasing at a greater rate than costs.

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

     The percent of tax to taxable income increased to 35.3% in the fiscal year ended July 31, 1998, compared to 17.2% for the like period in 1997. This increase resulted from utilization of carryover tax credits available in 1997.

     Net income for the year ended July 31, 1998, was $2,878,451, an increase of $1,913,233, or 198.2%, as compared to the year ended July 31, 1997.

Year Ended July 31, 1997 Compared to Year Ended July 31, 1996

     Total revenues for the year ended July 31, 1997, were $2,488,374 an increase of $391,363, or 18.7%, as compared to the year ended July 31, 1996. Consulting fees for the year ended July 31, 1997, were $1,090,473, an increase of $15,729, or 1.5% as compared to the year ended July 31, 1996, and represented 43.8% of total revenues. This increase primarily resulted from management's continued emphasis in fiscal 1996 on marketing of consulting services with less emphasis on marketing of products alone. Management expects this trend to continue in the future. Product license and customer support fees for the year ended July 31, 1997, were $1,055,026, an increase of $371,029, or 54.2%, as compared to the year ended July 31, 1996. This increase is consistent with the emphasis on consulting noted above. Revenues from the resale of purchased software for the year ended July 31, 1997, were $342,875, an increase of $4,605, or 1.4%, as compared to the year ended July 31, 1996.

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

Liquidity and Capital Resources

     During the year ended July 31, 1998, cash and cash equivalents increased 32.5% from $7,877,932 to $10,439,233, primarily as a result of net income. Shareholders' equity increased 35.0% from $9,152,640 at July 31, 1997, to $12,355,892 at July 31, 1998. However, the Company generated $3,660,988 cash from operations during the year ended July 31, 1998, compared to $936,662 cash from operations generated during the year ended July 31, 1997. At July 31, 1998, the Company had working capital of $11,235,965 including cash and cash equivalents of $10,439,233.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal years ended July 31, 1997 and 1998, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that: (i) Mr. Wilhelm, a director of the Company, failed to file Forms 4 in 1998 to report sales and purchases of shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission; (ii) Mr. Fleury, an officer of the Company, failed to file Forms 4 in 1998 to report a sale and a purchase of shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission; (iii) Mr. Geimer, an executive officer and director of the Company failed to file a Form 4 during 1998 to report his exercise of warrants and options, which will be reported in an appropriate filing with the Securities and Exchange Commission; and (iv) Solar Satellite Communications, Inc., formerly the holder of five percent or more of the the Company's stock, failed to file Form 4's in 1998 during which it sold a substantial portion of its shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission.

Item 10 - Executive Compensation
--------------------------------

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 1998, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers, and Timothy Fitzpatrick, a key employee of the Company.


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

-------------------

(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $37,500 of which vested during the fiscal year ended July 31, 1996, and $75,000 of which vested during the fiscal year ended July 31, 1997, and $112,500 of which vested during the fiscal year ended July 31, 1998.
(2)  Represents reimbursement of premium on life insurance.
(3) Represents stock options and warrants to purchase an aggregate of 1,200,000 shares at an exercise price of $0.24 per share that were exercised. See
     Note 2 to Financial Statements for further information.
(4) Includes sales commissions earned by Mr. Fleury on revenues from certain international sales.
(5) Represents stock options to purchase 100,000 shares at an exercise price of $12.00 per share.

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


                            Aggregated Option Exercises in 1998 Fiscal Year
                                   and Fiscal Year End Option Values

                      Shares                           Number of Unexercised     Value of Unexercised
                      Acquired on      Value           Options at Fiscal Year    In-the-Money Options
Name                  Exercise         Realized        End                       at Fiscal Year End(1)
----                  --------         --------        ----------------------    ----------------------
                                                       Exer-         Unexer-     Exer-          Unexer-
                                                       cisable       cisable     cisable        cisable
                                                       -------       -------     -------        -------
Harry J. Fleury               0                0       100,000          0        $464,000        0

Thomas V.  Geimer     1,140,000(2)   $27,502,500       100,000          0        $      0        0

Timothy Fitzpatrick           0                0        95,000          0        $440,800        0

-------------------------------

(1) Value calculated by determining the difference between the closing sales price on July 31, 1998, of $5.00 per share and the exercise price of the options or warrants. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options or warrants.

(2) Represents shares which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares to a Rabbi Trust.

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

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of July 31, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

            Name and Address                   Shares Beneficially Owned
            of Beneficial Owner                  Number         Percent
            -------------------                  ------         -------

            Thomas V. Geimer(1), (2)             140,700          1.79%

            Harry J. Fleury(1), (3)              193,750          2.46%

            Timothy Fitzpatrick(1),(4)            95,000          1.21%

            Dr. Franz Huber(1),(5)                98,500          1.25%

            A. Alexander Arnold III(6)           825,000         10.50%
            845 Third Ave., 6th Flr
            New York, NY 10021

            David C. Wilhelm(7)                  206,100          2.62%
            3130 E. Exposition Street
            Denver, CO 80209

            Executive Officers and Directors   1,559,050         19.84%
            as a Group (4 persons)

--------------------------

(1) The address for Messrs. Geimer, Fleury, Fitzpatrick and Huber is 303 E. 17th Ave., #108, Denver, CO 80203.
(2) Does not include 1,140,000 shares which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 2 to Financial Statements for further information. Includes 100,000 shares which may be purchased by Mr. Geimer upon exercise of options.
(3) Includes 100,000 shares which may be purchased by Mr. Fleury upon exercise of options.
(4) Represents shares which may be acquired by Mr. Fitzpatrick upon exercise of options.
(5) Represents 96,500 shares which may be acquired by Mr. Huber upon exercise of options.
(6) Represents 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 25,000 shares which may be purchased by Mr. Arnold upon exercise of options.
(7) Includes 162,225 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm is the lifetime beneficiary and trustee, 19,875 shares held by the David C. Wilhelm Living Trust, of which Mr. Wilhelm is the beneficiary, and 25,000 shares which may be purchased by Mr. Wilhelm upon exercise of options.

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


Amortized cost basis                        $225,000      $150,000      $ 75,000
Unrealized holding gains                      80,089        29,020
                                            --------      --------      --------

Aggregate fair value                        $305,089      $179,020      $ 75,000
                                            ========      ========      ========

6.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments as of July 31, 1998 and 1997 are as follows:

                                  1998           1998        1997           1997
                                Carrying      Estimated    Carrying       Estimated
                                 Amount      Fair Value     Amount        Fair Value
                                 ------      ----------     ------        ----------
Cash and cash equivalents     $10,439,233   $10,439,233   $ 7,877,932   $ 7,877,932
Investments                       305,089       305,089       179,020       179,020
Other long-term liabilities       305,089       305,089       141,520       141,520



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