Form 10QSB
period 1998-10-31
ACCELR8 TECHNOLOGY CORP
filed 1998-12-07
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998
                                                ----------------


[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                        84-1072256
           --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                     303 East Seventeenth Avenue, Suite 108,
                             Denver, Colorado 80203
                     ---------------------------------------
                     (Address of principal executive office)

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
                               Yes  X  No_____

Number of shares outstanding of the issuer's Common Stock:

           Class                                 Outstanding at October 31, 1998
--------------------------                       -------------------------------

Common Stock, no par value                                7,823,117

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - as of
                October 31, 1998 and July 31, 1998                          1

              Statements of Operations
                for the three months ended October 31, 1998 and 1997        2

              Statements of Cash Flows
                for the three months ended October 31, 1998 and 1997        3

              Notes to Financial Statements                                 4-5

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               6-7

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              8


SIGNATURES                                                                  8




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                               Accelr8 Technology Corporation
                                       Balance Sheets
                                         (Unaudited)

                                                                  October 31,       July 31,
                                                                     1998             1998
                                                                     ----             ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 10,586,937    $ 10,439,233
     Accounts receivable                                              684,690         944,692
     Prepaid expenses                                                  97,081          99,377
     Income taxes receivable                                           67,270         470,620
     Deferred tax assets                                               71,898          71,898
                                                                 ------------    ------------
     Total current assets                                          11,507,876      12,025,820
                                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                               378,395         344,258
     Furniture and fixtures                                           111,927         111,387
                                                                 ------------    ------------
     Total property and equipment                                     490,322         455,645
     Less accumulated depreciation                                   (183,924)       (162,324)
                                                                 ------------    ------------
     Net property and equipment                                       306,398         293,321
                                                                 ------------    ------------

SOFTWARE DEVELOPMENT COSTS, less accumulated
     amortization: October 1998, $1,242,325;
     July 1998, $1,137,325                                          1,612,577       1,350,547
                                                                 ------------    ------------

INVESTMENTS                                                           301,309         305,089
                                                                 ------------    ------------
          Total assets                                           $ 13,728,160    $ 13,974,777
                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $    248,786    $    402,173
     Accrued liabilities                                               84,380         192,087
     Deferred consulting revenue                                       20,000            --
     Deferred maintenance revenue                                     200,809         195,595
                                                                 ------------    ------------
     Total current liabilities                                        553,975         789,855
                                                                 ------------    ------------

DEFERRED TAX LIABILITIES                                              523,941         523,941
                                                                 ------------    ------------
OTHER LONG-TERM LIABILITIES                                           320,059         305,089
                                                                 ------------    ------------
SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares authorized;
     7,858,617 shares issued and 7,823,117 shares outstanding       8,438,314       8,543,477
     Contributed capital                                              315,049         315,049
     Retained earnings                                              3,850,422       3,770,966
     Shares held for employee benefit (1,129,110 shares)             (273,600)       (273,600)
                                                                 ------------    ------------
     Shareholders' equity                                          12,330,185      12,355,892
                                                                 ------------    ------------
Total liabilities and equity                                     $ 13,728,160    $ 13,974,777
                                                                 ============    ============


                                             -1-

                         Accelr8 Technology Corporation


                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended
                                                      --------------------------
                                                      October 31,    October 31,
                                                         1998           1997
                                                         ----           ----

Revenues:
     Consulting fees                                  $    83,861    $   153,314
     Product license and customer support fees            558,938      1,337,047
     Resale of software purchased                          85,709        139,528
                                                      -----------    -----------
         Total Revenues                                   728,508      1,629,889
                                                      -----------    -----------
Costs and Expenses:
     Cost of services                                     255,186        170,137
     Cost of software purchased for resale                  3,550         44,232
     General and administrative                           226,237        221,365
     Marketing and sales                                  268,081        136,063
                                                      -----------    -----------
         Total Expenses                                   753,054        571,797
                                                      -----------    -----------
Income from operations                                    (24,546)     1,058,092
Interest income                                           127,352        105,104
                                                      -----------    -----------
Income before income taxes                                102,806      1,163,196
Income tax provision                                       23,350        295,000
                                                      -----------    -----------
Net Income                                            $    79,456    $   868,196
                                                      ===========    ===========

Weighted average shares outstanding - basic             7,849,889      6,893,231
                                                      ===========    ===========

Net income per share - basic                          $       .01    $       .13
                                                      ===========    ===========

Weighted average shares outstanding - diluted           8,053,946      8,087,537
                                                      ===========    ===========

Net income per share - diluted                        $       .01    $       .11
                                                      ===========    ===========


                         Accelr8 Technology Corporation


                            Statements of Cash Flows
                                   (Unaudited)


                                                          Three Months Ended
                                                     ----------------------------
                                                      October 31,     October 31,
                                                         1998            1997
                                                         ----            ----

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                      $     79,456    $    868,196
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                    126,600          48,000
         Net change in assets and liabilities:
           Accounts receivable                            260,002      (1,035,555)
           Prepaid expenses                                 2,296        (104,565)
           Income tax receivable                          403,350            --
           Accounts payable                              (153,387)        148,775
           Income taxes payable                              --           247,000
           Accrued liabilities                           (107,707)        (14,389)
           Deferred consulting revenue                     20,000         (46,252)
           Deferred maintenance revenue                     5,214         339,443
           Other long-term liabilities                     14,970          37,500
                                                     ------------    ------------
         Net cash provided by operating activities   $    650,794    $    488,153
                                                     ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                      $   (367,030)   $   (197,513)
     Purchase of equipment                                (34,677)        (20,993)
     Increase in investments                                3,780            --
                                                     ------------    ------------
         Net cash used in investing activities           (397,927)       (218,506)
                                                     ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
         Purchase of common stock                        (105,163)           --
                                                     ------------    ------------

Net increase in cash and cash equivalents                 147,704         269,647

Cash and equivalents, beginning of period              10,439,233       7,877,932
                                                     ------------    ------------

Cash and equivalents, end of period                  $ 10,586,937    $  8,147,579
                                                     ============    ============

                                       -3-

                         Accelr8 Technology Corporation




                          Notes to Financial Statements

              For the three months ended October 31, 1998 and 1997


Note 1. Accounting Policies

     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1998 Annual Report on Form 10-K should be read in conjunction with these consolidated financial statements.

Note 2. Reclassifications

     Certain reclassifications have been made in the 1997 financial statements to conform to the classification used in 1998.

Note 3. Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on August 1, 1998. The Company does not have any items of other comprehensive income for the three month periods ended October 31, 1998 and 1997. Therefore, total comprehensive income was the same as net income for those periods.

Note 4. Earnings Per Share

     During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The Company adopted this Statement in fiscal year 1998 and all earnings per share have been restated to reflect the new standard. The following table is a reconciliation of basic and diluted earnings per share for the quarters ended October 1998 and 1997.




                                           October 31, 1998                           October 31, 1997
                              ----------------------------------------      -------------------------------------
                                Income         Shares        Earnings         Income        Shares      Earnings
                              (Numerator)   (Denominator)    Per Share      (Numerator)  (Denominator)  Per Share
                              -----------   -------------    ---------      -----------  -------------  ---------

Net Income                    $  79,456                                     $  868,196

Basic earnings per share:
  Income available to
  common shareholders            79,456        7,849,889        $.01           868,196     6,893,231      $.13
                                                                ====                                      ====

Effect of dilutive securites:
  Stock options and warrants                     204,057                                   1,194,306
                              ---------          -------                                   ---------

Diluted earnings per share    $  79,456        8,053,946        $.01        $  868,196     8,087,537      $.11
                              =========        =========        ====        ==========     =========      ====


Note 5. Treasury Stock

     The board of  directors  has  authorized  the  repurchase  of shares of the
Company's common stock. At October 31, 1998, the Company had repurchased  35,500 shares of its common stock in open market purchases. In accordance with Colorado
State law, the Company's  repurchases of shares of common stock shall constitute authorized but unissued shares. See 7-106-302 CRS.




                                       -5-

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------------------

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various tends and factors which are beyond the Company's control. These include, among other factors, general public perception of year 2000 issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations: October 31, 1998 compared to October 31, 1997

     Total revenues for the quarter ended October 31, 1998 were $728,508 a decrease of $901,381 or 55.3%, as compared to the quarter ended October 31, 1997. Consulting fees for the quarter ended October 31, 1998, were $83,861, a decrease of $69,453 or 45.3% as compared to the quarter ended October 31, 1997, and represented 11.5% of total revenues. Product license and customer support fees for the quarter ended October 31, 1998, were $558,938 a decrease of $778,109 or 58.2%, as compared to the quarter ended October 31, 1997 and represented 76.7% of total revenues. Revenues from the resale of purchased software for the quarter ended October 31, 1998, were $85,709, a decrease of $53,819 or 38.6%, as compared to the quarter ended October 31, 1997 and represented 11.8% of total revenue. The decrease in revenues from consulting fees and product licenses and customer support fees was largely the result of a general decline in market demand for year 2000 tools and training. The Company believes that demand for year 2000 tools will resume as companies realize the true extent of the problem beginning in January 1999. Migration revenue as a percent of total revenues increased to 28% during the quarter ended October 31, 1998, as compared to 21% for the quarter ended October 31, 1997.

     During the quarter ended October 31, 1998, sales to the Company's two largest customers were $129,344 and $102,989, representing 17.8% and 14.1% of the Company's revenues, respectively. In comparison, sales to the Company's two largest customers were $575,000 and $425,440, representing 35.3% and 26.1% of the Company's revenues respectively for the quarter ended October 31, 1997. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the quarter ended October 31, 1998, was $255,186, an increase of $85,049 or 50.0%, as compared to the quarter ended October 31, 1997. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 11.5% for the quarter ended October 31, 1997 to 39.6% for the quarter ended October 31, 1998. This increase occurred because of decreased revenue while cost of services increased largely due to amortization of software costs capitalized and depreciation and maintenance of computer equipment.

     Cost of software purchased for resale for the quarter ended October 31, 1998, was $3,550 as compared to $44,232 for the quarter ended October 31, 1997. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the quarter ended October 31, 1998, were $226,237, an increase of $4,872 or 2.2%, as compared to the quarter ended October 31, 1997.

     Marketing and advertising expenses for the quarter ended October 31, 1998, were $268,081, an increase of $132,018 or 97.0%, as compared to the quarter ended October 31, 1997. This increase was due to increased costs of personnel and related employee costs, advertising, promotional material, and trade shows as related to the Company's year 2000 tools and services.

     Interest income for the quarter ended October 31, 1998, was $127,352 an increase of 21.2%, as compared to the quarter ended October 31, 1997. This increase resulted from investing additional cash generated from operations in interest bearing instruments.

     Income tax provision for the quarter ended October 31, 1998, was $23,350 a decrease of $271,650 or 92.1% as compared to the quarter ended October 31, 1997. This decrease resulted from decreased income before taxes.

     As a result of these factors, income before income taxes for the quarter ended October 31, 1998 was $102,806 a decrease of $1,060,390 or 91.2%, as compared to the quarter ended October 31, 1997. Net income for the quarter ended October 31, 1998 was $79,456 a decrease of $788,740 or 90.8%, as compared to the quarter ended October 31, 1997.

     There were no items of comprehensive income during the three months ended October 31, 1998 and 1997.

Capital Resources and Liquidity

     At October 31, 1998 as compared to the Company's most recent fiscal year end, current assets decreased 4.3% from $12,025,820 to $11,507,876 and the Company's liquidity as measured by available cash, increased by 1.4% from $10,439,233 to $10,586,937. During the same period, shareholders' equity decreased .2% from $12,355,892 to $12,330,185 as a result of net income less cost of repurchasing company stock in the amount of $105,163 during the quarter ended October 31, 1998.

     The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

Year 2000

     The Company has established a program to address potential Year 2000 compliance issues. It has modified some portions of its software so that it will function properly in the year 2000. Some earlier, non-Year 2000 compliant software has been licensed. Users of the non-Year 2000 compliant software were notified and upgrades are available. To date, the Company's accounting system has been updated for Year 2000 compliance, including upgrading of hardware. The total expected costs in relation to these upgrades are immaterial to the Company. Management anticipates that all necessary changes to its software will be completed before December 1, 1999, and that the Company will not experience any significant impact with respect to Year 2000 compliance with the Company's non-information technology systems and equipment.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a) Exhibits: There are no exhibits for the three months ended October 31, 1998.

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended October 31, 1998.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 4, 1998
     --------------------
                                   ACCELR8 TECHNOLOGY CORPORATION



                                   /s/ Thomas V. Geimer
                                   ---------------------------------------------
                                   Thomas V. Geimer, Principal Financial Officer