Form 10QSB
period 1999-01-31
ACCELR8 TECHNOLOGY CORP
filed 1999-03-04
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1999
                                                ----------------


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

                                 (303) 863-8088
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Number of shares outstanding of the issuer's Common Stock:

         Class                                   Outstanding at January 31, 1999
         -----                                   -------------------------------

Common Stock, no par value                                  7,823,117

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - as of
                January 31, 1999 and July 31, 1998                            3

              Statements of Operations
                for the three months and six months
                ended January 31, 1999 and 1998                               4

              Statements of Cash Flows
                for the six months ended January 31, 1999 and 1998            5

              Notes to Financial Statements                                   6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7-10

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               10


SIGNATURES                                                                   11



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                 Accelr8 Technology Corporation
                                         Balance Sheets

                                                                   January 31,      July 31,
                                                                      1999            1998
ASSETS                                                             (Unaudited)     (Audited)
                                                                   -----------     ---------

CURRENT ASSETS:
     Cash and cash equivalents                                    $ 10,167,472    $ 10,439,233
     Accounts receivable                                             1,009,539         944,692
     Prepaid expenses                                                   98,148          99,377
     Income taxes receivable                                            55,120         470,620
     Deferred tax assets                                                71,898          71,898
                                                                  ------------    ------------
         Total current assets                                       11,402,177      12,025,820
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT:
     Computer equipment                                                381,971         344,258
     Furniture and fixtures                                            111,927         111,387
                                                                  ------------    ------------
         Total property and equipment                                  493,898         455,645
     Less accumulated depreciation                                    (205,524)       (162,324)
                                                                  ------------    ------------
         Net property and equipment                                    288,374         293,321
                                                                  ------------    ------------

SOFTWARE DEVELOPMENT COSTS:
     Software development cost less accumulated
       amortization: 1999 - $1,347,325; 1998 - $1,137,325            1,752,083       1,350,547
                                                                  ------------    ------------

INVESTMENTS                                                            377,290         305,089
                                                                  ------------    ------------

         Total assets                                             $ 13,819,924    $ 13,974,777
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $    150,419    $    402,173
     Accrued liabilities                                                62,195         192,087
     Deferred  maintenance revenue                                     268,622         195,595
                                                                  ------------    ------------
         Total current liabilities                                     481,236         789,855
                                                                  ------------    ------------

LONG TERM LIABILITIES:
     Deferred tax liabilities                                          523,941         523,941
                                                                  ------------    ------------
     Other long-term liabilities                                       414,790         305,089
                                                                  ------------    ------------

SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares authorized;
       7,858,617 shares issued and 7,823,117 shares outstanding      8,438,314       8,543,477
     Contributed capital                                               315,049         315,049
     Retained earnings                                               3,920,194       3,770,966
     Shares held for employee benefit (1,129,110 shares)              (273,600)       (273,600)
                                                                  ------------    ------------

         Shareholders' equity                                       12,399,957      12,355,892
                                                                  ------------    ------------

TOTAL LIABILITIES AND EQUITY                                      $ 13,819,924    $ 13,974,777
                                                                  ============    ============


                                               3


                                    Accelr8 Technology Corporation
                                       Statements of Operations
                                               (Unaudited)



                                                     Three Months Ended             Six Months Ended
                                                 --------------------------    --------------------------
                                                 January 31,    January 31,    January 31,    January 31,
                                                    1999           1998           1999            1998
                                                    ----           ----           ----            ----

Revenues:
     Consulting fees                             $     7,989    $   131,986    $    91,850    $   285,300
     Product license and customer support fees       653,045      2,335,375      1,211,982      3,672,422
     Resale of software purchased                     44,157        137,360        129,867        276,887
                                                 -----------    -----------    -----------    -----------

         Total Revenues                              705,191      2,604,721      1,433,699      4,234,609
                                                 -----------    -----------    -----------    -----------

Costs and Expenses:
     Cost of services                                243,539        245,352        498,725        415,489
     Cost of software purchased for resale             2,720         33,309          6,270         77,541
     General and administrative                      297,410        203,197        523,647        424,562
     Marketing and sales                             281,978        261,500        550,059        397,562
                                                 -----------    -----------    -----------    -----------

     Total Expenses                                  825,647        743,358      1,578,701      1,315,154
                                                 -----------    -----------    -----------    -----------

Income (loss) from operations                       (120,456)     1,861,363       (145,002)     2,919,455

Investment income                                    202,378        116,135        329,730        221,239
                                                 -----------    -----------    -----------    -----------

Income before income taxes                            81,922      1,977,498        184,728      3,140,694

Income tax (provision)                               (12,150)      (839,000)       (35,500)    (1,134,000)
                                                 -----------    -----------    -----------    -----------

Net Income                                       $    69,772    $ 1,138,498    $   149,228    $ 2,006,694
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic        7,823,117      7,833,389      7,836,503      7,849,965
                                                 ===========    ===========    ===========    ===========

Net income per share - basic                     $       .01    $       .15    $       .02    $       .26
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - diluted      8,121,253      8,166,213      8,079,763      8,212,191
                                                 ===========    ===========    ===========    ===========

Net income per share - diluted                   $       .01    $       .14    $       .02    $       .24
                                                 ===========    ===========    ===========    ===========


                                                   4


                                Accelr8 Technology Corporation
                                   Statements of Cash Flows
                                          (Unaudited)


                                                                        Six Months Ended
                                                                   January 31,     January 31,
                                                                      1999            1998
                                                                      ----            ----

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                                   $    149,228    $  2,006,694
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                 253,200         162,875
         Net change in assets and liabilities:
           Accounts receivable                                         (64,847)     (1,277,403)
           Prepaid expenses                                              1,229        (108,676)
           Income tax receivable                                       415,500            --
           Accounts payable                                           (251,754)         87,677
           Income taxes payable                                           --           661,000
           Accrued liabilities                                        (129,892)         24,129
           Deferred consulting revenue                                    --           (46,253)
           Deferred maintenance revenue                                 73,027          58,663
           Other long-term liabilities                                 109,701          40,060
                                                                  ------------    ------------
         Net cash provided by operating activities                     555,392       1,608,766
                                                                  ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                       (611,536)       (459,090)
     Purchase of computer equipment                                    (37,713)        (31,733)
     Purchase of office furniture and equipment                           (540)        (68,124)
     Increase in investments                                           (72,201)         (2,561)
                                                                  ------------    ------------
         Net cash used in investing activities                        (721,990)       (561,508)
                                                                  ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds provided from sale (purchase) of common stock       (105,163)        360,800
                                                                  ------------    ------------

Net increase in cash and cash equivalents                             (271,761)      1,408,058

Cash and cash equivalents, beginning of period                      10,439,233       7,877,932
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $ 10,167,472    $  9,285,990
                                                                  ============    ============


                                              5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

               For the six months ended January 31, 1999 and 1998


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

Note 2. Reclassifications

     Certain reclassifications have been made in the 1998 financial statements to conform to the classification used in 1999.

Note 3. Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on August 1, 1998. The Company does not have any items of other comprehensive income for the six month periods ended January 31, 1999 and 1998. Therefore, total comprehensive income was the same as net income for those periods.

Note 4. Treasury Stock

     The board of directors has authorized the repurchase of shares of the Company's common stock. At January 31, 1999, the Company had repurchased 35,500 shares of its common stock in open market purchases. In accordance with Colorado State law, the Company's repurchases of shares of common stock shall constitute authorized but unissued shares. See 7-106-302 CRS.

Note 5. Amortization

     An Agreement dated January 30, 1998 with a major company provided for licensing of tools and providing support for a three year period. Lacking any historical data on this contract, the Company began amortizing support income ratably over the thirty-six month term. At the end of the first year of the contract this amortization period was reviewed in light of the costs of servicing the contract in the initial year compared to expected costs in future years. This review indicated nearly eighty five per cent of the expected costs were incurred in the first contract year and accordingly amortization was increased by an additional $310,000 during the period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of Year 2000 issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Changes in Results of Operations: Six months ended January 31, 1999 compared to six months ended January 31, 1998

     Total revenues for the six months ended January 31, 1999, were $1,433,699, a decrease of $2,800,910 or 66.1%, as compared to the six months ended January 31, 1998. Consulting fees for the six months ended January 31, 1999, were $91,850, a decrease of $193,450 or 67.8% as compared to the six months ended January 31, 1998, and represented 6.4% of total revenues. Product license and customer support fees for the six months ended January 31, 1999, were $1,211,982, a decrease of $2,460,440 or 67.0%, as compared to the six months ended January 31, 1998, and represented 84.5% of total revenues. Revenues from the resale of purchased software for the six months ended January 31, 1999, were $129,867, a decrease of $147,020 or 53.1%, as compared to the six months ended January 31, 1998, and represented 9.1% of total revenues. The decrease in revenues from consulting fees and product licenses and customer support fees was largely the result of a general decline in market demand for Year 2000 tools and training. The Company believes that demand for Year 2000 tools will resume as companies realize the true extent of the problem beginning in early 1999. As this realization develops and due to shortage of technical personnel, management believes companies will be forced to purchase tools in order to become compliant by year end. The decrease in resale of purchased software results from a decreased emphasis on modernization of certain functions until after the Year 2000 solutions are completed.

     During the six months ended January 31, 1999, sales to the Company's largest customer were $424,103, representing 29.6% of the Company's revenues. In comparison, sales to the Company's four largest customers were $1,000,000, $604,840, $465,000, and $454,055, representing 23.6%, 14.3%, 11.0%, and 10.7%, respectively, of total revenues for the six months ended January 31, 1998. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the six months ended January 31, 1999, was $498,725, an increase of $83,236 or 20.0%, as compared to the six months ended January 31, 1998. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 10.5% for the six months ended January 31, 1998, to 38.3% for the six months ended January 31, 1999. This increase is the result of significantly reduced sales while cost of services increased due to increased amortization of capitalized software costs and rent, offset by decreased salaries.

     Cost of software purchased for resale for the six months ended January 31, 1999, was $6,270, a decrease of $71,271 or 91.9%, as compared to the six months ended January 31, 1998. This decrease was directly related to the decreased resale of purchased software and product mix.

     General and administrative expenses for the six months ended January 31, 1999, were $523,647, an increase of $99,085 or 23.3%, as compared to the six months ended January 31, 1998. This increase was principally due to increased employee benefit costs which resulted from new hires and costs associated with building infrastructure during the last half of fiscal 1998.

     Marketing and sales expenses for the six months ended January 31, 1999, were $550,059, an increase of $152,497 or 38.4%, as compared to the six months ended January 31, 1998. This increase was principally due to increased employee costs, advertising the Company's Year 2000 tools in several trade publications, and attending trade shows, as well as new product literature and web site expense.

     Investment income for the six months ended January 31, 1999, was $329,730, an increase of $108,491 as compared to the six months ended January 31, 1998. This increase resulted from a greater amount of cash earning interest during the period plus the increase in market value of securities held in the "Rabbi" Trust.


     Income tax provision for the six month period ended January 31, 1999 was $35,500, a decrease of $1,098,500 or 96.9% as compared to the six month period ended January 31, 1998. This decrease was the result of decreased taxable income of $2,955,967.

     As a result of these factors, net income for the six months ended January 31, 1999, was $149,228, a decrease of $1,857,466 or 92.6%, as compared to the six months ended January 31, 1998.


Capital Resources and Liquidity

     At January 31, 1999, as compared to at July 31, 1998, the Company's current assets decreased 5.2% from $12,025,820 to $11,402,177 and the Company's liquidity, as measured by cash and cash equivalents, decreased by 2.6% from $10,439,233 to $10,167,472. During the same period, shareholders' equity increased 0.4% from $12,355,892 to $12,399,957.

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

Changes in Results of Operations: Three months ended January 31, 1999 compared to three months ended January 31, 1999

     Total revenues for the three months ended January 31, 1999 were $705,191, a decrease of $1,899,530 or 72.9%, as compared to the three months ended January 31, 1998. Consulting fees for the three months ended January 31, 1999, were $7,989, a decrease of $123,997 or 94.0%, as compared to the three months ended January 31, 1998, and represented 1.1% of total revenues. Product license and customer support fees for the three months ended January 31, 1999, were $653,045, a decrease of $1,682,330 or 72.0%, as compared to the three months ended January 31, 1998, and represented 92.6% of total revenue. Revenues from the resale of purchased software for the three months ended January 31, 1999, were $44,157, a decrease of $93,203 or 67.9%, as compared to the three months ended January 31, 1998, and represented 6.3% of total revenue. The decrease in revenues from consulting fees and product licenses and customer support fees was largely the result of a general decline in market demand for Year 2000 tools and training. The Company believes that demand for Year 2000 tools will resume as companies realize the true extent of the problem beginning in early 1999. As this realization develops and due to shortage of technical personnel, management believes companies will be forced to purchase tools in order to become compliant by year end. The decrease in resale of purchased software results from a decreased emphasis on modernization of certain functions until after the Year 2000 solutions are completed.

     During the three months ended January 31, 1999, sales to the Company's largest customers were $401,115 and $135,300, representing 56.9% and 19.2% of the Company's revenues, respectively. In comparison, sales to the Company's largest customers were $1,000,000 and $465,000, representing 38.4% and 17.9% of total revenues for the three months ended January 31, 1998. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the three months ended January 31, 1999, was $243,539, a decrease of $1,813 or 0.7%, as compared to the three months ended January 31, 1998. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 9.9% for the three months ended January 31, 1998 to 36.8% for the three months ended January 31, 1999. This increase is the result of significantly reduced sales while cost of services increased due to increased amortization of capitalized software costs and rent, offset by decreased salaries.

     Cost of software purchased for resale for the three months ended January 31, 1999, was $2,720, a decrease of $30,589 or 91.8%, as compared to the three months ended January 31, 1998. This decrease was directly related to the decreased resale of purchased software.

     General and administrative expenses for the three months ended January 31, 1999, were $297,410, an increase of $94,213 or 46.4%, as compared to the three months ended January 31, 1998. This increase was principally due to increased employee benefit costs which resulted from new hires, and costs associated with building infrastructure during the last half of fiscal 1998.

     Marketing and sales expenses for the three months ended January 31, 1999, were $281,978, an increase of $20,478 or 7.8%, as compared to the three months ended January 31, 1998. This increase was principally due to increased employee costs and advertising the Company's Year 2000 tools in several trade publications, as well as new product literature and web site expense.

     Investment income for the three months ended January 31, 1999, was $202,378, an increase of $86,243, as compared to the three months ended January 31, 1998. This increase resulted from a greater amount of cash earning interest during the period plus the increase in market value of securities held in the "Rabbi" Trust.

     Income tax provision for the three month period ended January 31, 1999 was $12,150, a decrease of $826,850 or 98.6% as compared to the three month period ended January 31, 1998. This decrease was the result of decreased taxable income of $1,895,577.

     As a result of these factors, net income for the three months ended January 31, 1999, was $69,772, a decrease of $1,068,726 or 93.9%, as compared to the three months ended January 31, 1998.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits: There are no exhibits for the six months ended January 31, 1999.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the six months ended January 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: ___________________

                                          ACCELR8 TECHNOLOGY CORPORATION



                                          /s/ Thomas V. Geimer
                                          --------------------------------------
                                          Thomas V. Geimer,
                                          Principal Financial Officer