Form 10QSB
period 1999-04-30
ACCELR8 TECHNOLOGY CORP
filed 1999-06-11
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


            [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

             COLORADO                                      84-1072256
             --------                                      ----------
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
                                Yes X     No ____

Number of shares outstanding of the issuer's Common Stock:

           Class                                   Outstanding at April 30, 1999
           -----                                   -----------------------------
Common Stock, no par value                                  7,808,617

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Balance Sheets - as of
            April 30, 1999 and July 31, 1998                                  1

          Condensed Statements of Operations
            for the three months and nine months ended
            April 30, 1999 and 1998                                           2

          Condensed Statements of Cash Flows
            for the nine months ended April 30, 1999 and 1998                 3

          Notes to Condensed Financial Statements                             4

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   5-7

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    7


SIGNATURES                                                                    8


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                 Accelr8 Technology Corporation
                                    Condensed Balance Sheets
                                           (Unaudited)
                                                                     April 30,       July 31
                                                                       1999           1998
                                                                       ----           ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $ 10,292,585    $ 10,439,233
     Accounts receivable                                             1,017,296         944,692
     Income tax receivable                                             115,120         470,620
     Prepaid expenses                                                  154,982          99,377
     Deferred tax assets                                                71,898          71,898
                                                                  ------------    ------------
         Total current assets                                       11,651,881      12,025,820
                                                                  ------------    ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                                385,349         344,258
     Furniture and fixtures                                            111,927         111,387
                                                                  ------------    ------------
         Total property and equipment                                  497,276         455,645
     Less accumulated depreciation                                    (225,924)       (162,324)
                                                                  ------------    ------------
         Net property and equipment                                    271,352         293,321
                                                                  ------------    ------------
SOFTWARE DEVELOPMENT COSTS:
     Software development cost less accumulated
       amortization: 1999 - $1,452,325; 1998 - $1,064,718            1,811,324       1,350,547
                                                                  ------------    ------------
INVESTMENTS                                                            365,514         305,089
                                                                  ------------    ------------
         Total assets                                             $ 14,100,071    $ 13,974,777
                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                             $    201,654    $    402,173
     Accrued liabilities                                                71,861         192,087
     Deferred revenue                                                  221,000            --
     Deferred  maintenance revenue                                     347,112         195,595
                                                                  ------------    ------------
         Total current liabilities                                     841,627         789,855
                                                                  ------------    ------------

LONG TERM LIABILITIES:
     Deferred tax liabilities                                          523,941         523,941
                                                                  ------------    ------------
     Other long-term liabilities                                       471,764         305,089
                                                                  ------------    ------------

SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares authorized;
       7,858,617 shares issued and 7,808,617 shares outstanding      8,387,540       8,543,477
     Contributed capital                                               315,049         315,049
     Retained earnings                                               3,833,750       3,770,966
     Shares held for employee benefit                                 (273,600)       (273,600)
                                                                  ------------    ------------
     Shareholders' equity                                           12,262,739      12,355,892
                                                                  ------------    ------------
TOTAL LIABILITIES AND EQUITY                                      $ 14,100,071    $ 13,974,777
                                                                  ============    ============


                                       1



                                    Accelr8 Technology Corporation
                                       Statements of Operations
                                               (Unaudited)



                                                         Nine Months                 Three Months
                                                       Ended April 30               Ended April 30
                                                 --------------------------   --------------------------
                                                     1999           1998          1999           1998
                                                     ----           ----          ----           ----

Revenues:
     Consulting fees                             $   100,591    $   613,910   $     8,741    $   328,610
     Product license and customer support fees     1,569,226      5,988,867       357,244      2,316,445
     Resale of software purchased                    254,807        385,783       124,940        108,895
                                                 -----------    -----------   -----------    -----------

     Total Revenues                                1,924,624      6,988,560       490,925      2,753,950
                                                 -----------    -----------   -----------    -----------

Costs and Expenses:
     Cost of services                                721,277        772,012       222,552        356,524
     Cost of software purchased for resale            26,324        124,551        20,054         47,010
     General and administrative                      742,114        675,544       218,467        250,981
     Marketing and sales                             832,065        807,364       282,006        409,802
                                                 -----------    -----------   -----------    -----------

     Total Expenses                                2,321,780      2,379,471       743,079      1,064,317
                                                 -----------    -----------   -----------    -----------

Income (loss) from operations                       (397,156)     4,609,089      (252,154)     1,689,633

Interest income                                      435,440        347,677       105,709        126,439
                                                 -----------    -----------   -----------    -----------

Income (loss) before income taxes                     38,284      4,956,766      (146,445)     1,816,072

Income tax provision (benefit)                       (24,500)     1,792,500       (60,000)       658,500
                                                 -----------    -----------   -----------    -----------

Net Income (loss)                                $    62,784    $ 3,164,266   ($   86,445)   $ 1,157,572
                                                 ===========    ===========   ===========    ===========

Weighted average shares outstanding - basic        7,829,048      7,889,806     7,814,139      7,969,500
                                                 ===========    ===========   ===========    ===========

Net income (loss) per share - basic              $       .01    $       .40   $      .(01)   $       .15
                                                 ===========    ===========   ===========    ===========

Weighted average shares outstanding - diluted      8,111,186      8,198,550     8,086,009      8,284,325
                                                 ===========    ===========   ===========    ===========

Net income (loss) per share - diluted            $       .01    $       .39   $      .(01)   $       .14
                                                 ===========    ===========   ===========    ===========


                                       2


                         Accelr8 Technology Corporation
                            Statements of Cash Flows
                                   (Unaudited)


                                                                Nine Months
                                                              Ended April 30
                                                       ----------------------------
                                                           1999             1998
                                                           ----             ----

CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                        $     62,784    $  3,164,266
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                      378,600         234,190
         Net change in assets and liabilities:
           Accounts receivable                              (72,604)     (1,852,474)
           Prepaid expenses                                 (55,605)        (93,291)
           Income tax receivable                            355,500            --
           Accounts payable                                (200,519)         98,603
           Income taxes payable                                --         1,119,500
           Accrued salaries and other liabilities          (120,226)        125,917
           Deferred revenue                                 221,000         (46,253)
           Deferred maintenance revenue                     151,517          76,229
           Other long-term liabilities                      166,675         101,801
                                                       ------------    ------------

         Net cash provided by operating activities          887,122       2,928,488
                                                       ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                            (775,777)       (656,039)
     Purchase of computer equipment                         (41,091)        (54,696)
     Purchase of office furniture and equipment                (540)        (71,334)
     Increase in investments                                (60,425)       (101,801)
                                                       ------------    ------------

         Net cash used in investing activities             (877,833)       (883,870)
                                                       ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Sale (purchase) of common stock                       (155,937)        360,800
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents       (146,648)      2,405,418

Cash and cash equivalents, beginning of period           10,439,233       7,877,932
                                                       ------------    ------------

Cash and cash equivalents, ending of period            $ 10,292,585    $ 10,283,350
                                                       ============    ============


                                       3

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

                For the nine months ended April 30, 1999 and 1998


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

Note 3. Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 on August 1, 1998. The Company does not have any items of other comprehensive income for the nine month periods ended April 30, 1999 and 1998. Therefore, total comprehensive income was the same as net income for those periods.

Note 4. Treasury Stock

     The board of directors has authorized the repurchase of shares of the Company's common stock. At April 30, 1999, the Company had repurchased 50,000 shares of its common stock in open market purchases. In accordance with Colorado State law, the Company's repurchases of shares of common stock shall constitute authorized but unissued shares.

Note 5. Amortization

     An Agreement dated January 30, 1998 with a major company provided for licensing of tools and providing support for a three year period. Lacking any historical data on this contract, the Company began amortizing support income ratably over the thirty-six month term. At the end of the first year of the contract this amortization period was reviewed in light of the costs of servicing the contract in the initial year compared to expected costs in future years. This review indicated nearly eighty-five percent of the expected costs were incurred in the first contract year and accordingly amortization was increased by an additional $310,000 during the nine months ended April 30, 1999.

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

Changes in Results of Operations: Nine months ended April 30, 1999 compared to Nine months ended April 30, 1998
--------------------------------------------------------------------------------

     Total revenues for the nine months ended April 30, 1999, were $1,924,624 a decrease of $5,063,936 or 72.5%, as compared to the nine months ended April 30, 1998. Consulting fees for the nine months ended April 30, 1999, were $100,591 a decrease of $513,319 or 83.6% as compared to the nine months ended April 30, 1998, and represented 5.2% of total revenues. Product license and customer support fees for the nine months ended April 30, 1999, were $1,569,226 a decrease of $4,419,641 or 73.8%, as compared to the nine months ended April 30, 1998, and represented 81.5% of total revenues. Revenues from the resale of purchased software for the nine months ended April 30, 1999, were $254,807 a decrease of $130,976 or 34.0%, as compared to the nine months ended April 30, 1998, and represented 13.2% of total revenues. The decrease in revenues from consulting fees and product licenses and customer support fees was largely the result of a general decline in market demand for year 2000 tools and training. Although management believes that demand for year 2000 tools will increase as companies realize the true extent of the problem, there can be no assurance that demand will in fact increase. If demand increases, management believes that due to shortage of technical personnel, companies will purchase tools in order to become Y2K compliant by year end. The decrease in resale of purchased software results from a decreased emphasis on modernization of certain functions until after the Year 2000 solutions are completed.

     During the nine months ended April 30, 1999, the Company did not have sales to a single customer that exceeded 10% of total sales. During the nine months ended April 30, 1998, the Company had sales in excess of 10% of total sales to one customer in the amount of $1,663,000 or 23.8%. The loss of a major customer could have a significant impact on the Company's financial performance in any given period.

     During the period the Company consummated a sale to a major computer services company, with which the company had a long-standing and substantial business relationship for a master license for migration tools in the amount of $225,000 payable monthly over a 23-month period beginning April 1, 1999. Revenue is recognized in the period that payments are due. During the current period $10,000 was included in revenue and the remaining amount recorded as deferred revenue to be recognized in future periods.

     Cost of services for the nine months ended April 30, 1999, was $721,277 a decrease of $50,735 or 6.6% as compared to the nine months ended April 30, 1998. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 11.7% for the nine months ended April 30, 1998, to 43.2% for the nine months ended April 30, 1999. This increase is the result of sales decreasing at a rate greater than the decrease in cost of sales.

     Cost of software purchased for resale for the nine months ended April 30, 1999, was $26,324 a decrease of $98,227 or 78.9%, as compared to the nine months ended April 30,1998. This decrease was directly related to the decreased resale of purchased software and product mix.

     General and administrative expenses for the nine months ended April 30, 1999, were $742,114 an increase of $66,570 or 9.9%, as compared to the nine months ended April 30, 1998. This increase was largely due to the increased costs of insurance plus employee benefits.

     Marketing and sales expenses for the nine months ended April 30, 1999, were $832,065 an increase of $24,701 or 3.1%, as compared to the nine months ended April 30, 1998. This increase was principally due to increased promotional costs and communications expense.

     Interest income for the nine months ended April 30, 1999, was $435,440 an increase of $87,763 or 25.2% as compared to the nine months ended April 30, 1998. This increase resulted from a greater amount of cash earning interest during the period plus the increase in market value of securities held in the "Rabbi" Trust.

     Income tax benefit for the nine months ended April 30, 1999 was $24,500 a decrease of $1,817,000 or 101.4% as compared to the nine months ended April 30, 1998. This decrease results from decreased taxable income in the current period plus tax credits.

     As a result of these factors, net income for the nine months ended April 30, 1999, was $62,784 a decrease of $3,101,482 or 98.0%, as compared to the nine months ended April 30, 1998.

Capital Resources and Liquidity
-------------------------------

     At April 30, 1999, as compared to at July 31, 1998, the Company's current assets decreased 3.1% from $12,025,820 to $11,651,881 and the Company's liquidity, as measured by cash and cash equivalents, decreased by 1.4% from $10,439,233 to $10,292,585. During the same period, shareholders' equity decreased 0.8% from $12,355,892 to $12,262,739 as a result of the Company's profitability less repurchase of Company stock. Management believes its current cash balances plus anticipated increases from operations will be adequate to cover its future financial needs.


Changes in Results of Operations: Three months ended April 30, 1999 compared to three months ended April 30, 1998
--------------------------------------------------------------------------------

     Total revenues for the three months ended April 30, 1999 were $490,925, a decrease of $2,263,025 or 82.2%, as compared to the three months ended April 30, 1998. Consulting fees for the three months ended April 30, 1999, were $8,741, a decrease of $319,869 or 97.3%, as compared to the three months ended April 30, 1998, and represented 1.8% of total revenues. Product license and customer support fees for the three months ended April 30, 1999, were $357,244, a decrease of $1,959,201 or 84.6%, as compared to the three months ended April 30, 1998, and represented 72.8% of total revenue. Revenues from the resale of purchased software for the three months ended April 30, 1999, were $124,940, an increase of $16,045 or 14.7%, as compared to the three months ended April 30, 1998, and represented 25.5% of total revenue. The decrease in revenues from consulting fees and product licenses and customer support fees was largely the result of a general decline in market demand for Year 2000 tools and training. Although management believes that demand for Year 2000 tools will increase as companies realize the true extent of the problem, there can be no assurance that demand will in fact increase. If demand increases, management believes that due to a shortage of technical personnel, companies will purchase tools in order to become Y2K compliant by year end.

     During the three months ended April 30, 1999, the Company had sales in excess of 10% of total revenues to four customers in the amount of $78,228; $64,284; $59,800 and $53,826 representing 15.9%, 13.1%, 12.2% and 11.0% of the
Company revenues respectively. In comparison, the Company had sales in excess of 10% of total revenues to two customers of $663,000 and $649,275 representing 24.1% and 23.6% respectively of the total revenues for the three months ended April 30, 1998. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     During the period the Company consummated a sale to a major computer services company, with which the company had a long-standing and substantial business relationship for a master license for migration tools in the amount of $225,000 payable monthly over a 23-month period beginning April 1, 1999. Revenue is recognized in the period that payments are due. During the current period $10,000 was included in revenue and the remaining amount recorded as deferred revenue to be recognized in future periods.

     Cost of services for the three months ended April 30, 1999, was $222,552 a decrease of $133,972 or 37.6%, as compared to the three months ended April 30, 1998. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 13.5% for the three months ended April 30 , 1998 to 60.8% for the three months ended April 30, 1999. This increase is the result of sales decreasing at a rate greater than the decrease in cost of sales.

     Cost of software purchased for resale for the three months ended April 30, 1999, was $20,054, a decrease of $26,956 or 57.3%, as compared to the three months ended April 30, 1998. This decrease primarily resulted from change in product mix.

     General and administrative expenses for the three months ended April 30, 1999, were $218,467 a decrease of $32,514 or 13.0%, as compared to the three months ended April 30, 1998.

     Marketing and sales expenses for the three months ended April 30, 1999, were $282,006 a decrease of $127,796 or 31.2%, as compared to the three months ended April 30, 1998. This decrease was principally due to decreased advertising in trade publications and commissions paid on sales.

     Interest income for the three months ended April 30, 1999, was $105,709, a decrease of $20,730 or 16.4% as compared to the three months ended April 30, 1998. This decrease resulted mainly from a lesser amount of cash earning interest during the period.

     An income tax benefit for the three months ended April 30, 1999 was $60,000 a decrease of $718,500 or 109.1% as compared to the three month period ended April 30, 1998. This decrease results from decreased taxable income in the current period plus tax credits.

     As a result of these factors, the Company had a net loss for the three months ended April 30, 1999 of $86,445 a decrease of $1,244,017 or 107.5% as compared to the three months ended April 30, 1998.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits: There are no exhibits for the nine months ended April 30, 1999.

b) Reports on Form 8-K: There were no reports on Form 8-K filed for the nine months ended April 30, 1999.



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