Form 10KSB
period 1999-07-31
ACCELR8 TECHNOLOGY CORP
filed 2000-03-14
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended: July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  _______________ to

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             Colorado                                           84-1072256
--------------------------------                            ------------------
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

                           Common Stock, no par value
                           --------------------------
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

State issuer's revenues for its most recent fiscal year:   $2,897,984

As of October 29, 1999, the aggregate market value for the 6,282,867 shares of the Common Stock, no par value per share, held by non-affiliates was approximately $8,048,353.

The number of shares of Common Stock of the registrant outstanding as of July 31, 1999, was 7,794,617.

                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

PART I                                                                    PAGE

      Item 1.     Description of Business ..............................    1
      Item 2.     Description of Property ..............................   20
      Item 3.     Legal Proceedings ....................................   20
      Item 4.     Submission of Matters to a Vote of Security Holders ..   21

PART II

      Item 5.     Market for Common Equity and Related
                  Stockholder Matters ..................................   21
      Item 6.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ........   23
      Item 7.     Financial Statements .................................   28
      Item 8.     Changes in and Disagreements With Accountant
                  on Accounting and Financial Disclosure ...............   28


PART III

      Item 9.     Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act ..................................   28
      Item 10.    Executive Compensation ...............................   30
      Item 11.    Security Ownership of Certain Beneficial
                  Owners and Management ................................   34
      Item 12.    Certain Relationships and Related Transactions .......   35
      Item 13.    Exhibits and Reports on Form 8-K .....................   35


SIGNATURES .............................................................   36

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

     Certain capitalized terms used in this Form 10-KSB are defined in the Glossary beginning at the end of "Item 1-Description of Business" beginning on page 18.

Introduction

     Accelr8 Technology Corporation (the "Company") is a provider of software tools and consulting services for system modernization solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Corporation ("COMPAQ") as a result of its purchase of DEC. The Company will refer to both DEC and COMPAQ in referencing VMS legacy systems developed by DEC. The Company's system modernization solutions encompass two distinctly different approaches. First, for those enterprises that have made the decision to rely upon the VMS operating system for continued deployment of mission critical custom applications, the Company offers services and tools that emphasize and enable a strategy of preservation and retention of VMS running on COMPAQ Alpha platforms. Second, for those enterprises that have chosen a modernization strategy that focuses on a move to "open systems" featuring Unix and/or NT operating systems, the Company offers tools and services that support migration from VMS platforms to client/server systems offered by COMPAQ (Tru64Unix), Hewlett-Packard (HP/UX), Sun Microsystems (Solaris) and other Unix vendors and Microsoft Corporation's Windows NT. The Company's "Open Evalu8" servicesoffering provides an in-depth analysis of existing legacy systems. The objective of this analysis is to identify specific functionalities in a given legacy application that must be carried over to the new environment of e-commerce because there is no commercial off the shelf (COTS) equivalent. Likewise, this assessment may conclude that the application should be preserved in the existing VMS environment, and its data made available by implementation of the Company's newest product (which is in the final stages of development), XML for RMS, an XML (extensible mark-up language) server. The primary purpose of the XML for RMS server is to support any Business to Business application that needs access to data that may reside in the VMS legacy application. By its very nature, a proprietary operating system is not accessible to any inquiry made from outside the environment, such as those often originating from the worldwide web (the Internet). The Company believes that its XML server will be the only "non-relational" data XML server available for general use with VMS legacy data when completed.

     The Company was incorporated in 1982 under the laws of the State of Colorado. The Company's executive offices are located at 303 East 17th Avenue, Suite 108, Denver, Colorado 80203, and its telephone number is (303) 863-8088.

     Migration to Open Systems. In the 1970's many businesses and governmental organizations relied on proprietary mainframe and minicomputers for critical business functions. Each hardware manufacturer sought to establish a competitive advantage by developing "closed" environments, which were compatible only with the manufacturer's proprietary equipment, operating systems and software applications. Thus, a customer was locked into a mission-critical application environment which would only operate on a closed proprietary system, which ultimately became known as "Legacy Systems." These systems were never designed to be accessed from external sites such as inquiries emanating from the worldwide web (the Internet).

     Management believes that there has been a trend away from purchasing all of a company's hardware and software from one vendor. This trend was originally started by the federal government as a means to ensure competitive pricing among vendors, and is now being followed by most commercial/private sector entities. Under this approach, bids are obtained from many suppliers, and one company generally acts as the primary contractor. Recently, the United States' Government has suggested that federal agencies operate under a "common operating environment." Management believes that this will increase the federal government's demand for Accelr8's software tools and services.

     Management believes that large hardware manufacturers, like International Business Machines ("IBM") and COMPAQ, can no longer control the entire purchasing decision for large computer enterprises without including an element of competitive price and offering access to open architecture systems such as UNIX or NT. Further, end users have realized that dependence on a single supplier is non-economic in terms of performance increases at reasonable prices. In more recent years, the trend away from a single vendor has been accelerated by technological advances which make possible widely distributed client/server environments.

     Mid-range computers are either older Legacy Systems or newer "Open Systems" servers. Legacy Systems are almost always provided by a single vendor and feature a proprietary operating system, while the newer, Open System servers are supplied by numerous vendors and usually specify one of several different versions of the UNIX operating system. One of the most popular legacy computers was manufactured by DEC (now COMPAQ) and is called the VAX hardware system. The VAX proprietary operating system is called VMS. While many different hardware manufacturers have licensed the right to resell the UNIX operating system, the major suppliers of hardware that feature UNIX as their operating system are Hewlett Packard ("HP"), Sun Microsystems ("SUN"), Silicon Graphics, Inc. ("SGI"), International Business Machines ("IBM") and COMPAQ. COMPAQ has ceased producing VAX computers.

     Management believes that, within the computer user community, open operating systems of UNIX and NT are considered more desirable than proprietary systems, such as VMS systems or IBM mainframe MVS systems for the following reasons: (i) significant upgraded power at lower cost (price/performance) than older VAX/VMS systems; (ii) viewed as being "open" since they are compatible with a variety of hardware types (interoperability); (iii) industry-wide standards allow software applications to run unchanged across a wide variety of hardware platforms; (iv) de-facto development environment for new applications; and (v) significant savings can be realized from reduced maintenance overhead.

     As a result of these open systems characteristics, VMS users requiring increased performance from their older, existing proprietary system, may consider the Company's conversion services to UNIX and NT for: (i) preserving the already sizable investment in existing custom applications; (ii) a cost effective approach to maintaining user productivity; (iii) avoiding expensive user re-training on a new operating system; (iv) allowing competitive bidding of hardware and software for best price and service from several vendors; and (v) extending the usable life of older systems.

     Notwithstanding the above, Management is aware of several large VAX/VMS environments where the VMS user has executed a modernization effort while maintaining a commitment to VMS mission critical custom legacy applications.

     The Company believes that the primary deterrent to switching from a VMS Legacy System to a newer UNIX or NT system is: (i) the cost, time and risk of rewriting a critical, dependable legacy application program to run in a new and different environment, (ii) uncertainty as to outcome, and (iii) lack of available personnel to undertake the task and the costly re-training process associated with learning a new operating system. These factors have contributed to users and information technology managers delaying the decision to make the transition to faster, less expensive, open systems hardware platforms. Adding to the crisis, in many cases, the original developers of the code are no longer available for consultation as to design goals and/or specifications.

     It therefore becomes necessary to evaluate, condense and consider other strategies that support modernization while maintaining a VMS operating environment. The most common reasons for staying on VMS are 1) high reliability as compared to Unix and/or NT, 2) no readily available COTS package that provides similar functionality, 3) strong desire to preserve investment in existing hardware and software.

     The Company offers several services to this installed base of committed VMS users, including: 1) Modernization and upgrades of internal networks from DEC Net to TCP/IP, 2) XML for RMS file server for access to data on an internal network, and 3) an XML server for access to data from an external source such as the Internet. Although the XML for RMS server is in the final stages of development and is expected to be released for sale as a stand-alone product in the near future, management believes that the Company can provide clients with an operable XML for RMS file server with its existing product implemented through the Company's consulting services.

     While most users, given the option, would elect to rewrite their familiar legacy application to the faster environments of UNIX and NT, the uncertainty of a conversion causes slow decision making. In recent years, concern over the effects of the Year 2000 problem has also slowed decision making.

     The Company has sought to address VMS users' conversion concerns by offering a service called "Situational Analysis" that provides the user an accurate assessment of code (line count, system calls, etc.) and gives the user a rating of "Portability" as to the degree of difficulty in moving critical legacy applications in advance of doing the conversion. Based upon the Company's experience in performing this service and further development of its Year 2000 for the Enterprise software, the Company now offers a much broader assessment service called "Open Evalu8 Service."

     In general, the limited functionality of many existing tools, together with the inability of some organizations to fully use available technology, has created increasing demand for integrated software development tools and professional services to help organizations fully use available technology and improve their own maintenance and redevelopment processes. The Company believes that the developing client/server market will create additional demand for software tools and professional services that enable organizations to reduce the cost of maintenance and redevelopment of existing systems and redeploy these resources for client/server implementation. In addition, management believes that organizations will seek to reuse existing DEC VMS applications in client/server environments to leverage their existing systems investment.

     In order to attain the advantages of open client/server environments while preserving their investment in existing software applications, many VMS users must undertake complex conversions to NT or UNIX operating systems. The Company's consulting services and software conversion tools enable the Company's clients to analyze and implement their conversions in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies, including Electronic Data Systems Corp.
(EDS), Boeing, Northrop Grumman (for the US Air Force), Delta Air Lines Corp., DaimlerChrysler, SAIC, Raytheon, the United States Army, the United States Navy and the Department of Energy.

     The Company continues the development of additional software tools that will complement its existing suite of transition tools and services.

     The Company has completed development one of its newest tools Open EVALU8, which is based upon the Company's core technology. This tool will be offered with the services of the Company's technical staff for front end assessment of legacy code that is being modernized to interface with E-Business, B2B, and Internet based operating systems.

Market Opportunity

Systems Modernization

     Based on published data from DEC and related industry analysts, the Company estimates that there were in excess of 600,000 VMS systems installed at over 60,000 sites. Recent figures from COMPAQ suggest that over 400,000 VMS systems remain in operation today. Most computer manufacturers, employing the latest advances in "reduced instruction set computing" (RISC) chip technology are selling UNIX Operating Systems. UNIX systems are less costly and provide greater interoperability than DEC's VMS Legacy Systems. For this reason, UNIX platforms are gaining substantial market share in DEC's traditional markets, including the manufacturing, engineering and scientific industry segments. The Company's software products are designed to meet the needs of those industry segments wishing to convert their existing software and data from VMS systems to UNIX systems. The Company has available a version of its MIGR8 conversion tools, which provides a conversion tool set for conversion from VMS systems to both UNIX and NT systems.

     In addition to direct sales to Fortune 1000 end users, third-party software application solution providers, driven by market demand to offer their solutions on UNIX and NT operating systems, have used the Company's tools to convert their old VMS software applications to the new environments. For example Union Carbide and EDS resell software applications that embed Accelr8's conversion software.

     The Company has targeted several segments of the engineering and commercial sectors. These include aerospace, telecommunications, banking and financial services, defense and government contractors, pharmaceutical firms, large manufacturers, oil and gas producers and distribution and warehousing for consumer goods. Major UNIX hardware vendors, including COMPAQ, HP, IBM and SUN, include the Company's products in their materials for UNIX systems. COMPAQ lists the Company's products in its price book as well as in the General Services Administration (GSA) and Software Enterprise Workstation Program (SEWP) schedules.

     Conversion to UNIX and/or NT environments has enabled many organizations to reduce maintenance costs, provide universal access to critical data and have choices in COTS applications. The Company's products and services allow organizations to adopt these new technologies and fix old problems without abandoning enormous investments in Legacy Systems.



e-Business Access to Legacy Environments

With increased pressure on established companies to get their businesses operating with distributable e-Commerce interfaces, Java client-server systems have stepped in to provide the mechanism for Intranet and Internet application interfaces. While this works for new applications, the programming efforts grow dramatically for legacy applications, especially those that use proprietary data files instead of SQL databases. The Company's XML offerings for Legacy systems provide data access capabilities to extend Legacy applications, making them available to meet e-Business, Business-to-Business and internal data exchange strategies.

Business Strategy

     The Company's objective is to enhance its position as a leading provider of integrated solutions that meet the modernization needs of users through either the migration option or providing e-Commerce access to legacy systems. Key elements of the Company's strategy include:

     Develop New Line of Business in Support of e-Commerce Market. The Company intends to develop a new line of business helping enterprises integrate their Legacy Systems with the Internet, Intranet, e-Commerce and Business-to-Business strategies. Included as part of this business are XML tools to access Legacy data, as well as a set of comprehensive services including data analysis, data replication and custom design.

     Commercialization of the Company's Open Evalu8 Tool Set. The Company intends to continue to add to its software analysis tools which will allow existing and new customers to assess their modernization requirements, including the adaptability of legacy applications to E-Business implementations.

     Continue Emphasis on Consulting Services in Support of UNIX/NT Conversion Sales. The Company intends to continue to emphasize the sale of its integrated consulting services in conjunction with its suite of software tools.

     Develop New Products and Services. The Company intends to continue to develop software tools and consulting services which address the needs and problems encountered in conversion of Legacy Systems as well as other information technology environments. Management believes that the successful development of complementary products and services will allow the Company to leverage its products and services into new and significantly larger markets. The Company is presently developing an implementation of XML for VMS users as well as developing a Fortran compiler to run on the LINUX operating system.

     Outsourcing. The Company intends to position its software so that it may be licensed by large outsourcing providers such as Lockheed Martin Corp., EDS, SAIC, Logicon, Inc., Northrop Grumman and Raytheon thereby increasing the Company's license fees and consulting service fees. Outsourcing offers organizations a complete information technology system on a contract basis. Many larger corporations have undertaken this approach in order to reduce personnel costs and operating overhead. The outsourcing provider is generally able to provide the services on a more cost-effective basis because of economies of scale and volume purchases that are not available to the typical user. The Company assists the outsourcing provider in obtaining such cost savings by providing a quick and efficient assessment of the presence of proprietary systems, and the opportunity for efficient conversion from those systems. The Company can enable the rapid transition to Open Systems thereby reducing hardware and software maintenance costs for the outsourcing provider.

     Expand International Marketing Activities. In fiscal 1998 and 1999 revenues derived from international clients totaled approximately $337,080 and $399,400, respectively. The Company's international clients have included DaimlerChrysler, Renault V.I., Compagnie Financiere and Alcatel. The Company intends to continue to expand its international marketing activities to increase its market penetration in Europe and Asia through advertising and reseller support.

     Secure Additional Consulting Projects. In the course of performing UNIX conversion services, the Company's software engineers and technical support staff establish close relationships with the information technology personnel of client organizations. Through these relationships, the Company will attempt to secure additional consulting projects, which are within the expertise of the Company's staff. Such projects may, but need not, be related to the client's UNIX or NT conversion needs, as well as making legacy data available to support Internet and Intranet applications. The Company believes that this strategy will enhance client relationships while generating profitable consulting fees.

     Target Large Corporations and Government Agencies. The Company believes that there are in excess of 400,000 VMS systems currently in operation. Large corporations and government agencies generally operate these systems. The Company will continue to identify and direct its marketing efforts to organizations which have extensive information technology environments supported by substantial budgets.

     Investment in or Acquisition of Complementary Businesses, Technologies or Product Lines. The Company continues to evaluate opportunities for growth or expansion of its business through investment in or acquisition of complementary businesses, current or emerging technologies or product lines. Management believes that opportunities to expand will be available to the Company and intends to investigate opportunities that are consistent with the Company's goals and its expertise.

Services and Products

Services

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

     The Company now offers a full spectrum of services that are carried out by the Company's personnel, who are experienced in both the VMS and the UNIX and NT environments. The Company's personnel use the Company's tools that automatically identify and diagnose difficult areas in modernizing an application. This enables them to implement conversion techniques that ensure successful converting and/or porting, as well as making legacy data available to Internet applications. The Company offers the following services:

     1) Evalu8 for Data-Analysis: This service, presently limited to evaluation and identification of RMS data, is a service that performs the application and software engineering analysis that is required to provide access to VMS legacy data.

     2) XML Pipeline Design: The Company's consultants work with the client's staff to design XML queries to address the specified business needs and then build XML to EDI interfaces to existing EDI pipelines.


     3) Data Replication Services: In support of a Data Replication initiative the Company can develop custom drivers that could perform a variety of specialized tasks. For example, a driver the would regularly query a legacy application and move the requested data to an XML friendly relational database. Another application might be to move all of the existing legacy formatted data into an XML friendly relational database as a part of an abandonment plan.

     4) Business-to-Business Integration: B2B is the business analysis, legacy application Internet enablement, and e-Commerce pipeline integration service the Company can provide as a B2B solution package. The Company's software developers can build the custom components needed to address specific requirements.

     5) Application Design & Development: The Company's field engineering staff can design and develop Java-based applications to interface XML data to EDI systems, duplicate legacy application algorithms for web enablement, and any other custom requirements required to support intranet, or extranet real-time reporting, or presentation involving legacy data integration.

     6) Legacy Renewal: This custom service offering, supported where appropriate with the Company's application conversion tools, is designed to help enterprises meet the requirements of the rapidly emerging e-Economy.

     7) XML for RMS Installation and Training: The Company's field engineering staff will provide installation, data analysis, setup, and XML query construction services.

     8) Open Evalu8 Services: The Company's personnel use automated software tools and their expertise to evaluate a company's code on site and deliver a report that will detail: the user interfaces, third party software dependencies, special device dependencies, reliability issues, input and output processing, network interfaces and protocols, operating system and file system dependencies, process management and interprocess communication, data organization (within files and/or database management systems), programming languages, security issues, performance issues, file management and number of lines of code. Open

          Evalu8 Services are for companies that seek to understand the resource allocation and cost of migrating an entire software application or applications. Open Evalu8 Services replaces Accelr8's earlier "Situational Analysis" service which was limited to understanding the requirements for migrating computer code from VMS to an open system.

     9) Implementation Planning/Consulting: The Company's analysts work with the customer to select the appropriate solutions for their conversion issues. These answers are assembled into a project plan that is used by the project manager to control and synchronize the conversion effort as well as measure progress.

     10) Application Port: The Company's analysts perform the code conversion. Where suitable, the Company performs automatic conversion using the Company's tools, as well as engineering of modules, which must be redesigned to work on UNIX and/or NT. This is followed by complete testing and certification. The Company's service can be contracted as a turnkey port or as part of a cooperative team effort with the customer's personnel.

     11) Implementation Assistance: In addition to industry standard support and update contracts, the Company offers both on-site and off-site porting assistance agreements.

     12) VMS to Alpha Conversion: Analysis of requirements and production of a plan for converting from VAX/VMS to VAX/Alpha operating systems.

     13) Custom Programming: Programming is done on either a fixed price or time and materials basis for the purpose of re-engineering and modernizing Legacy Code or for porting custom applications that run in front of or after COTS applications.

     14) Training: Including VMS Users Introduction to UNIX and Application Conversion.

     The Company provides its services to each client using any of the following three methods, designed to meet the specific project requirements of the customer.

          On-site Services. Company technicians at the client's facilities perform analysis and implementation services.

          Factory Services. Company technicians at the Company's facilities in Denver, Colorado can analyze and process data and code.

          Corporate Licenses. Large organizations that have decided to complete a portion of the work internally or through a value added reseller may purchase a corporate license. Pricing is determined after an assessment of the amount of code that will be processed over the course of the conversion.

Products

     COMPAQ/DEC Legacy System Modernization. The Company's conversion products are part of a sophisticated tool set that assists in the following tasks: (i) comprehensive analysis of Legacy Code to determine Portability to open systems;
(ii) thorough analysis and planning for conversion; (iii) performance of actual conversion, if required by the customer; (iv) creation of quality assurance models for the enforcement of external and internal standards applicable to new target environments; and (v) planning and implementation for modernization and re-engineering databases and user interfaces.

     The Company has developed an offering called "Open Evalu8 Services", that quickly and accurately examines large quantities of legacy code, and informs a customer of: user interfaces, third party software dependencies, special device dependencies, reliability issues, input and output processing, network interfaces and protocols, operating system and file system dependencies, process management and interprocess communication, data organization (within files and/or database management systems), programming languages, security issues, performance issues, file management and number of lines of code. The resulting report assists a company in determining budget and resource allocation for porting its legacy software. The Company has completed development of is first release of Open Evalu8. Open Evalu8 will assist those companies that desire to plan their code conversion internally.

     When the decision is made to "port" or "re-host" an application, the Company's conversion process relies on Company owned and developed tools to provide a level of "transparency" to VMS, NT and UNIX users, thus preserving user productivity while accessing the higher power/lower cost of UNIX and NT. Additionally, the conversion tools support users as they learn UNIX and NT at their own pace and enable large batch jobs to be moved to the new, faster UNIX and NT platforms, thereby freeing up the VAX to perform other tasks more efficiently.

     Other Company software features include the ability to share information between UNIX and NT and VMS systems and to transfer files and records over a network. The Company's conversion offerings are available on a wide range of UNIX systems, including SGI, HP, Sun, DEC and IBM. Features are discussed in greater detail below as each of the Company's products and services are individually described.

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

     The Company's conversion products--Open MIGR8, Open LIBR8 and Open ACCLIM8--embody the Company's core technological advantages and competencies; however, the following groups of tools are integral to all conversion projects.

User Productivity

Tools are designed to provide the user with familiar screen formats and command scripts thereby preserving productivity while learning a new operating system (UNIX/NT). The Company's User Productivity Tools include:

                    Open DCL                                                VMS
                    command line interface (recall/editing);
                    login shell nu TPU
                    VAX-style editor for UNIX and NT (TPU, EDT, WPS modes)
                    Open SUBMIT                                             VAX
                    to UNIX batch submission utility
                    Open JBC . . . . . . . . VMS batch on UNIX and NT
                    -----------------------------------------------------------

Porting Tools       are designed to move and support the running of legacy code applications in UNIX or NT environments, providing the same original functionality on the new target platform. The
                    Company's Porting Tools include:


     Open  COBOL    VAX COBOL source code converter and linker
     Open  ACCLIM8  Pre-compiler for VAX FORTRAN; indexed file support
     Open BASIC     Re-targetable BASIC to C Compiler; VAX BASIC compatibility
     C/Fix          Translator forVMS specific C constructs (sold with LIBR8)
     Ada Bindings   Source code interface routines for all Ada Compilers and
                    LIBR8
     Open LIBR8     VMS runtime library support (ast, qio, event flags,
                    mailboxes, etc.)
     Open RMS       UNIX equivalent of VMS I/O calls. (sold with LIBR8)
     Open SMG       VAX compatible Screen Management facility for Open Systems
     FMS/UNIX       FMS for UNIX; FMS Editor (100% compatibility) sold
                    separately
     Open DCL       Command language interpreter; VMS-style error handling
     Open MIGR8     Bundled Porting System (user selected language support)
                    ------------------------------------------------------------

Data Management Utilities
     Open TRANSL8 ..Data transfer and conversions of binary files and records Open INTEGR8 ..Remote record access system

Development Tools
     Open ISAM .....Indexed File Manager

Decision Support Tools
     Evalu8 Toolset.Modernization Requirements and Analysis

XML for RMS(TM)XML for RMS is a file access system that will read and write to RMS data files allowing structured queries and data sharing between VMS legacy systems and modern SQL databases and web applications across the network. With XML for RMS, users will be able to easily replicate their legacy data into ERP systems, interface with modern EDI systems, add legacy data to Business-to-Business (B2B) pipelines, and provide clients with real-time reporting of data stored in legacy systems. The XML server will be a Java based product that runs on Solaris and Windows NT. It should be noted that the Company expects its XML for RMS product to be completed in the near future, and that management believes that the Company could provide this product to customers at this time in conjunction with its consulting services.

The XML server will provide true Internet data access for applications by translating legacy RMS data into XML, the Internet data language. Queries will be able to request the entire data file or any subpart of the mapped data. The XML server will be able to view and report on all of the RMS files available in the Open VMS network. Because of its unique design, XML for RMS saves developer resources. Once the RMS data has been analyzed and described in Accelr8's DTD, typical Internet RAD tools can be used to query and display the data. With modern SQL databases that understand XML, Accelr8's XML documents will be able to be automatically replicated into the existing SQL database.

The Company's XML for RMS parser, used in conjunction with web clients, will allow end-users to view, calculate, manipulate, and store data from the organization's VAX or Alpha (VMS) legacy system and from modern systems in a real-time interactive browser based GUI. Of higher long-term value is the capability of XML to replace Electronic data Interchange (EDI) and Electronic Contracting (EC) rigid data formats with highly flexible XML formats that provide the same data.

With this capability working within the network, including the legacy VMS system(s), an enterprise can enable web browser applications to have access to the data needed to run the business over both the Intranet and Internet. This access is not limited to the data from one application; this server can provide data from all of the applications that operate within the business. XML for RMS will allow business users to take the data that the XML Server supplies from the VMS-based manufacturing, inventory, customer service, and sales systems and integrate that information with the information in web-friendly financial and accounting packages running on Unix or NT. A single web application can combine any piece or all of this information on a screen to allow fully informed decision-making or support B2B data/order exchange from a single site.

Customers

     The Company's software migration and/or Year 2000 tools have been sold to over 900 customers, including installation in over 100 US Department of Defense sites. The Company's customers are principally users of VMS Legacy Systems that are either commercial enterprises or government or quasi-government agencies. During fiscal 1999, two customers accounted for approximately 29% of the Company's revenues (approximately 17% and 12%, respectively). Set forth below is a partial list of the Company's customers.

US Commercial Clients      International Commercial Clients   US Gov't. Clients
---------------------      --------------------------------   -----------------

Intel                      Unisys                             Commerce Dept.
Eli Lilly                  Sony                               Bureau of Census
Delta Air Lines Inc.       Meidensha Electric                 NASA
Ford Motor Company         Ricoh                              NSA
Corning                    Renault                            US Army
Kellogg Co.                International Heavy Industries     US Navy
Kroger Co.                 DaimlerChrysler                    Dept. of Energy
Lockheed Martin Corp.      Yamatake Corporation
McDonnell Douglas Corp.    Fidia
Procter and Gamble         Japan Atomic Energy
TRW                        SAIC
Union Carbide Corp.
Raytheon
Dow Chemical
Chase Manhattan Bank
COMPAQ
Boeing
Citibank
Genentech
RJ Reynolds
LTV Steel
Maher Terminals
The Gap
Merrill Lynch
EDS
Dillon Companies
Honeywell
Rite Aid Corporation
Lordacs
MCI
Arco Refinery
Nils Publishing
Northrop Grumman

     Union Carbide Corp. and EDS have embedded the Company's software in their UNIX solutions, yielding the potential for recurring run-time license fees for the Company.

     During the fiscal year ended July 31, 1999, the Company's customers for its Year 2000 products and services included: MCI, Maher Terminals, the U.S. Department of Energy (for use in nuclear power plants in the Ukraine, Russia and Lithuania), COMPAQ through its Year 2000 factories, and Raytheon. During the fiscal year ended July 31, 1999, the Company's customers for its migration products and services included: SAIC, Lordacs, EDS, and Union Carbide.

Marketing and Distribution

     The Company utilizes several marketing approaches including direct mail advertising, advertising in trade publications, press releases, trade shows, Company sponsored seminars, speaking engagements and independent software vendor catalog listings. The Company's sales personnel contact the leads generated by these activities. The Company's services and products are electronically advertised on the Company's web page at www.accelr8.com, a cost effective and efficient method of reaching the Company's target market. The Company will continue to emphasize attendance at trade shows, vendor sponsored seminars, press releases, speaking engagements and independent software vendor catalog listings in its marketing efforts. The Company has also initiated a quarterly newsletter for its customers. Management intends to continue its marketing efforts toward further market penetration in international markets, with its primary emphasis upon Europe and Asia through advertising and reseller support.

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

     The Company does not believe that, for the foreseeable future, the Company's products will be subject to any significant fluctuations in supply costs. Components and systems used to develop products and the actual media on which software is placed can be obtained from a variety of vendors, none of which holds a controlling position within the market. The Company believes that it has the ability to fill any anticipated future sales orders it receives.

Competition

     Management is aware of two companies that compete directly with the Company with respect to its conversion/migration products. Advanced Systems Concepts of New Jersey has a product available that directly competes with the Company's Open DCL product for NT. Sector 7, formerly known as Software Translations, of Austin, Texas, offers a software conversion service for moving from VMS to UNIX and NT. Management believes that the Company offers a broader range of products and services than either of these competitors, and is therefore able to compete successfully against them. Although COMPAQ does not offer its own products for conversion from its VMS Legacy Systems to UNIX, should COMPAQ choose to do so, the Company could be materially and adversely affected.

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

Employees

     The Company has 26 employees at its facilities in Denver, Colorado, including eight employees in sales and marketing and administrative positions with the balance in engineering and development. The Company anticipates hiring additional employees to staff its modernization consultant teams. There are no collective bargaining agreements, and the Company considers its relations with its employees to be good.

Factors That May Affect Future Results

     Dependence on Key Employees. The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on the Company's results of operations. The Company carries key man life insurance in the amount of $5 million on Thomas V. Geimer, as well as life insurance on seven of its key employees, including Thomas V. Geimer, Harry J. Fleury, Franz Huber and Timothy Fitzpatrick, in the amount of $250,000 for each individual. The Board of

Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance policies would be sufficient to compensate the Company for the loss of any of these employees, and these policies do not provide any benefits to the Company if these employees become disabled or are otherwise unable to render services to the Company. Although the Company has entered into employment agreements with certain members of it senior management team, there can be no assurance that these individuals will remain in the employ of the Company. The Company believes that its continued success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop and market new and enhanced products and to conduct its operations successfully.

     Dependence on Conversion of DEC VMS Legacy Systems and Year 2000 Market . The Company's revenues in fiscal 1999 resulted primarily from demand for its conversion products and services as demand for Year 2000 software tools has decreased. It is the Company's strategy to continue to utilize customer relationships and knowledge of customer application systems derived from its Year 2000 solutions to market other products and services beyond the Year 2000 market. However, there can be no assurance that this strategy will be successful, and should the Company be unable to market other products and services as demand in the Year 2000 market declines, whether as a result of technological change, competition or other factors, the Company's business, results of operations and financial condition will be materially and adversely affected.

     The Company's other software products and services are designed for conversion from VMS Legacy Systems to UNIX and NT open client/server environments. Future revenues from this line of business are dependent upon users of VMS Legacy Systems electing to convert their data and applications to UNIX and NT environments. To the extent that users of VMS Legacy Systems elect to abandon their VMS applications and data and to re-write their information technology systems entirely in UNIX or NT environments without conversion, the Company's revenues and future prospects could be materially and adversely affected.

     Concentration of Revenues. A significant portion of the Company's revenues has been derived from substantial orders placed by a small number of customers. As a result, the Company's revenues have been concentrated among a relatively small number of customers. In fiscal 1999 and 1998, two customers accounted for an aggregate of 29% and 30% of the Company's revenues, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for significant portions of its revenues in future periods. Generally, the Company is hired for a specific project that will be completed within a fixed period of time. Once a project has been completed, customers generally will not require significant services in the future. However, during particular periods, certain customers may be significant. There can be no assurance that revenues from customers that accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

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

     Possible Volatility of Stock Price; Dividend Policy; and Trading Market. The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by the Company or its competitors, and other events or factors. In addition, the stocks of many technology companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Although the Company's management believes that trading in the Company's common stock on the NASDAQ National Market System will begin as soon as the Company has filed its Form 10-KSB for the year ended July 31, 1999, and its Form 10-QSB's for the quarters ended October 31, 1999, and January 31, 2000, with the United States Securities and Exchange Commission, investors are cautioned that there can be no assurance that trading will in fact commence or that if commenced it will continue.

     Control by Management. At July 31, 1999, the officers, directors and key employees of the Company owned of record approximately 1,511,750 or 19.39% of the outstanding shares of Common Stock. If they exercise all of the options and warrants that they currently hold, they will own 2,228,250 shares of the Company's Common Stock or 26.18% of the Company's outstanding shares of Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and, therefore, to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares Eligible for Future Sale. As of July 31, 1999, the Company had reserved 1,475,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to its stock option plans, of which options to purchase 905,000 shares were outstanding as of July 31, 1999 ("Plan Options"). An aggregate of 335,000 of the Plan Options are exercisable at $0.36 per share; 100,000 Plan Options are exercisable at $2.50 - $7.25 per share, and 470,000 Plan Options are exercisable at $2.50 - $23.50 per share. The 1,140,000 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at $0.24 per share on October 14, 1997, and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as treasury stock by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 2 to the Financial Statements for further information. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

     Important Factors related to Forward-Looking Statements and Associated Risks. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to provide services and develop, market and ship products on a timely basis, that competitive conditions within the software industry will not change materially or adversely, that demand for the Company's products and services will remain strong, that the Company will retain key management personnel, that the Company's forecasts will accurately anticipate market demand and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. In addition, as disclosed elsewhere in this Report, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                GLOSSARY OF TERMS

B2B                 Business to Business

Client/Server       The model of interaction in distributed data processing in which a program at one site sends a request to a program at another site and awaits a response. The requesting program is called a client, and the answering program is called a server.

COMPAQ              Acronym for "Compaq Computer Corporation."

COTS Acronym for "Commercial Off The Shelf" which means hardware and/or software that is readily available for purchase.

Compiler A program that converts another program from some source language (or programming language) to machine language (object code).

DEC                 Acronym for "Digital Equipment Corporation."

DTD                 Data Type Definition.

GUI                 Acronym for "Graphical User Interface."

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

LINUX               Refers to a version of the UNIX operating system.

MVS Refers to Multiple Virtual Storage, and is the name of the proprietary multi-user, multi-tasking, virtual memory system provided by IBM with certain of its mainframe computers.

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

RISC                Acronym for "Reduced Instruction Set Computing."

RMS                 Acronym for "Record Management System."

SQL                 Acronym for "Structured Query Language."

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

VAX/VMS As used in this Report, shall refer to DEC's VAX minicomputers, which utilize DEC's VMS operating system.

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

XML                 Extensible mark-up language.

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

Item 2 - Description of Property
--------------------------------

         The Company currently leases approximately 13,382 square feet of office and research facility space at 303 E. 17th Avenue, Suite 108, Denver, Colorado
     80203, at a monthly rental of approximately $11,661. The lease expires on December 31, 1999, with an option to extend the lease for an additional year.

Item 3 - Legal Proceedings
--------------------------

     The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company.

     Further, on May 27, 1999, United States Securities and Exchange Commission ("SEC") issued a formal order of investigation directing an investigation into among other things; (i) whether the Company violated federal securities laws by filing periodic reports with the SEC that contained false and misleading financial information, false and misleading information with respect to the capabilities of the Company's Year 2000 software tools, false and misleading information with respect to the Company's financial condition, including its revenue recognition and software amortization and capitalization practices, and other false and misleading statements; (ii) whether the Company's officers, directors, employees and others, directly or indirectly, may have violated the books and records provisions of the Securities Exchange Act of 1934, as amended (the "1934 Act"); and (iii) whether the Company's officers and directors may have made or caused to be made materially false or misleading statements, or may have omitted to state or caused another person to omit to state any material facts necessary in order to make the statements made not misleading to Company's accountants in connection with an audit or examination of the financial statements of Company or in the preparation or filing of Company's documents or reports filed with the SEC. On November 16, 1999, the SEC filed a complaint in the United States District Court for the District of Colorado (Civil Action No. 99-D-2203) against the Company, Thomas V. Geimer, Harry J. Fleury, and James Godkin. The SEC alleges that: (i) the Company made fraudulent misrepresentations concerning the Company's Year 2000 software capabilities and financial condition and that these misrepresentations were the responsibility of Messrs. Geimer, Fleury, and Godkin (collectively "the Senior Officers"); (ii) from 1997 to the present, the Company made numerous fraudulent misrepresentations regarding the capabilities of the Company's Year 2000 products in filings with the SEC, press releases, and marketing materials distributed to investors; (iii) from October 1998 through April 1999, the Company filed annual and quarterly reports with the SEC containing materially false financial statements that artificially inflated the Company's revenues, (iv) the Company has violated Sections 10(b) and

13(b)(2) of the 1934 Act, and Rules 10b-5, 12b-20, 13a-1, and 13a-13 thereunder;
(v) Messrs. Geimer and Godkin have violated Sections 10(b), and 13(b)(5) of the 1934 Act, and Rules 10b-5, 13b2-1, and 13b2-2 thereunder, and Messrs. Geimer and Godkin have aided and abetted the Company's violation of 13(a) and 13(b)(2) of the 1934 Act, and Rules 12b-20, 13a-1, and 13a-13 thereunder; and (vi) Harry J. Fleury has violated Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, and Mr. Fleury has aided and abetted the Company's violations of Section 13(a) of the 1934 Act, and Rules 12b-20, 13a-1, and 13a-13 thereunder. The SEC's complaint seeks an injunction to restrain and enjoin the Company and the Senior Officers from violations of the federal securities laws, and seeks civil penalties against the Senior Officers in an amount to be determined by the Court. Although the outcome of the legal proceeding cannot be predicted with any degree of certainty, management does not believe that the allegations of the SEC have merit and intends to vigorously contest any action. Further, none of the Company's assets have been misappropriated or were otherwise misapplied for the personal benefit of any member of the management team or the Board of Directors.

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

                                     PART II
                                     -------

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     From November 19, 1996, until November 17, 1999, the Company's Common Stock traded on the NASDAQ National Market under the symbol "ACLY." Prior to November 19, 1996, the Common Stock was traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board. On November 17, 1999, the NASDAQ Stock Market suspended the Company's common stock from trading. The NASDAQ Stock Market has advised the Company that it will permit trading in the Company's common stock to begin again on the National Market System if certain conditions are met, including but not limited to: (i) the Company filing its delinquent reports with the Securities and Exchange Commission for the fiscal year ended July 31, 1999, and the quarters ended October 31, 1999, and January 31, 2000 with the SEC on or before March 15, 2000, including financial statements audited by its new independent auditor as of and for the fiscal years ended July 31, 1997, 1998, and 2000; (ii) no material restatement occurring with respect to the audited financial statements being filed with the SEC; and (iii) filing future reports with the SEC on a timely basis.

     The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of Common Stock as reported by NASDAQ. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions. The prices for the quarter ended October 31, 1996 present high and low bid prices as reported by the National Quotation Bureau, Inc.

Quarter Ended                            High                       Low
-------------                            ----                       ---

Fiscal 1998
 October 31, 1997                        25.125                     12.00
 January 31, 1998                        27.25                      18.50
 April 30, 1998                          28.25                      14.00
 July 31, 1998                           19.00                       4.188

Quarter Ended                            High                       Low
-------------                            ----                       ---

Fiscal 1999
 October 31, 1998                         6.250                      2.125
 January 31, 1999                         7.438                      2.500
 April 30, 1999                           5.375                      2.625
 July 31, 1999                            3.188                      2.000

--------------------------------
(1) These prices have been adjusted to reflect the one-for-four reverse stock split that was effected at the close of business on November 18, 1996.

     The Company had approximately 119 shareholders of record as of July 31, 1999, which does not include shareholders whose shares are held in street or nominee names. Management of the Company believes that there are over 2,000 beneficial owners of its Common Stock.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analys7s of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

Overview

     The Company began to develop software conversion tools for VMS users to convert to UNIX environments in 1987. The Company's total revenues decreased from $7,381,445 in fiscal 1998 to $2,897,984 in fiscal 1999. Income before income tax decreased from $4,448,068 in fiscal 1998 to $39,052 in fiscal 1999, while net income decreased from $2,878,451 in fiscal 1998 to $70,432 in fiscal 1999. The decline in revenues and net income from the previous fiscal year reflects the broad Y2K industry trend of slowing project starts and declining volumes of code being assessed, and less reliance on commercially developed Y2K tool sets.

     During the past fiscal year the Company's sales of migration software tools and services were negatively impacted because many IT organizations simply "locked down" their computer environments, thus minimizing business interruptions caused by the introduction of new software into a "stabilized" environment. Additionally, most organizations have postponed software modernization projects until after Y2K problems have been quantified and fixed.

     The Company is aware of at least two large federal government modernization projects that should commence by the third quarter of 2000. The federal directive calling for a "common operating environment" by 2002 is driving these initiatives. The Company anticipates supporting both of these projects directly or as a sub-contractor to major system integrators.

     The Company's migration expertise has been packaged in a new services offering called Evalu8 that provides companies with assessment and planning for modernization of legacy applications in transition to new operating systems that feature e-commerce and Internet interoperability. At least one major hardware vendor has requested a fixed price bid for delivery of this service to a large bank customer.

     The Company believes that its new XML offerings will be of significant interest to enterprises now seeking post Y2K integration of their Legacy systems with e-business strategies. The Company intends to license its XML server technology on an OEM basis to other XML tool providers

     The Company derives its revenue primarily from software license fees, software maintenance fees and professional service fees. The Company's software is licensed to primarily Fortune 1,000 companies and governmental organizations worldwide. Professional services are provided in conjunction with software products and also are sold separately if required by the customer. In addition, the Company realizes license revenue from sales of software by licensees who have embedded the Company's software in their software pursuant to run time licenses. The Company's products and services are marketed through its sales force, both domestically and internationally.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 1997, 1998 and 1999 and for each of the three years in the period ended July 31, 1999 have been derived from the financial statements of the Company which have been audited by the Company's independent auditors and are included elsewhere in this Form 10-KSB. The selected financial data for each of the three years in the period ended July 31, 1997 have been derived from the audited financial statements of the Company not included herein. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.



                                                                         Year Ended July 31,
                                                 --------------------------------------------------------------
Statement of Operations Data:                    1995            1996           1997         1998          1999
                                                 ----            ----           ----         ----          ----

Revenue:
  Product license and                            $751            $684         $1,055       $6,244        $2,277
     customer support fees
  Resale of purchased software                    338             338            343          452           394
  Consulting fees                                 294            1075           1090          685           227
Total revenue                                   1,383           2,097          2,488        7,381         2,898
Income(loss) from operations                      370           1,114            835        3,911          (527)
Net income (loss)                                 382           1,193            965        2,878            70
Weighted average and shares outstanding(2)
      Basic                               5,492,500(1)    5,492,500(1)     6,639,174    7,610,490     7,821,855
      Diluted                             5,492,500(1)    6,977,339(1)     8,036,453    8,125,030     8,036,492
Net income(loss) per share(2)
      Basic                                      $.07            $.22           $.15         $.38          $.01
      Diluted                                     .07             .17            .12          .35          $.01


Balance Sheet Data:                      1998                         1999
                                         ----                         ----
  Working capital                       $11,236                     $10,967
  Current assets                         12,026                      11,658
  Current liabilities                       790                         691
  Total assets                           13,975                      14,073
  Total liabilities                       1,619                       1,837
  Shareholders' equity                   12,356                      12,236
-------------------

(1) Adjusted to reflect the one-for-four reverse stock split effected by the Company in November 1996.
(2) Restated to reflect adoption of Statement of Financial Accounting Standard No. 128 "Earnings Per Share" during the year ended July 31, 1998.

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

--------------------------------------------------------------------------------
                                                   Fiscal year ended July 31,
                                                   1998               1999
                                                   ----               ----

Total revenues                                   100.00%             100.00%
Cost of services                                  14.66               40.55
Cost of software purchased for resale              1.90                1.84
General and administrative                        12.96               34.43
Marketing and advertising                         17.49               41.36
Income from operations                            52.99              (18.18)
Investment income                                  7.27               19.53
Income tax benefit (provision)                   (21.26)               1.08
                                                -------              ------

Net income                                        39.00%               2.43%
                                                  =====                ====

Year Ended July 31, 1999 Compared to Year Ended July 31, 1998

Total revenues for the year ended July 31, 1999, were $2,897,984 a decrease of $4,483,461, or 60.7%, as compared to the year ended July 31, 1998. Consulting fees for the year ended July 31, 1999, were $226,411, a decrease of $458,664, or 67.0% as compared to the year ended July 31, 1998, and represented 7.8% of total revenues. This decrease was primarily due to a decrease in Year 2000 code processing and services that provide training on sales of Year 2000 tools. Product license and customer support fees for the year ended July 31, 1999, were $2,277,266, a decrease of $3,967,330, or 63.5%, as compared to the year ended July 31, 1998, and represented 78.6% of total revenues. This decrease is primarily due to the lack of Year 2000 tool sales and Y2K factory royalties offset to some extent by increased migration tool sales and maintenance revenue. Revenues from the resale of purchased software for the year ended July 31, 1999, were $394,307, a decrease of $57,467, or 12.7%, as compared to the year ended July 31, 1998, and represented 13.6% of total revenues.

During the year ended July 31, 1999, revenues from the Company's two largest customers were $479,983 and $333,200, representing 16.7% and 11.6% of total revenues. In comparison, revenues from two customers were $1,385,952 and $804,997, representing 18.8% and 10.9%, of the total revenue for the year ended July 31, 1998. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

Cost of services for the year ended July 31, 1999, was $1,175,193 an increase of $92,853, or 8.6%, as compared to the year ended July 31, 1998. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 15.6% for the year ended July 31, 1998, to 46.9% for the year ended July 31, 1999. This increase occurred principally because revenues decreased 63.9%, due to the decrease in Year 2000 code processing and services that provide training on sales of Year 2000 tools plus increased amortization of software costs capitalized.

Cost of software purchased for resale for the year ended July 31, 1999, was $53,438, a decrease of $86,546 or 61.8%, as compared to the year ended July 31, 1998.

General and administrative expenses for the year ended July 31, 1999, were $997,830, an increase of $41,163, or 4.3%, as compared to the year ended July 31, 1998. This increase was primarily due to increases in employee costs.

Marketing and sales expenses for the year ended July 31, 1999 was $1,198,413, a decrease of $92,853, or 7.2%, as compared to the year ended July 31, 1998. This decrease was principally due to decreased advertising expenses offset by increased employee expenses and website development.

As a result of these factors, loss from operations for the year ended July 31, 1999, was $526,890, a decrease of $4,438,078, or 113.5%, as compared to income from operations of $3,911,188 in the year ended July 31, 1998. Investment income for the year ended July 31, 1999, was $565,942 an increase of 5.41%, as compared to the year ended July 31, 1998.

Income taxes decreased from an expense of $1,569,617 in 1998 to a benefit of $31,380 in 1999 because of the decrease in net income plus tax credits. The benefit in 1999 is primarily the result of recognizing general business tax credits.

Net income for the year ended July 31, 1999, was, $70,432 a decrease of $2,808,019 or 97.6% as compared to the year ended July 31, 1998. This decrease was primarily due to the decrease in revenues.


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

Cost of services for the year ended July 31, 1998, was $1,082,340, an increase of $615,827, or 154.8%, as compared to the year ended July 31, 1997. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees decreased from 18.5% for the year ended July 31, 1997, to 14.6% for the year ended July 31, 1998. This increase in costs incurred principally because of the increased concentration of Company resources and personnel required to service the additional customer base and increased revenues. The major components of this increase were salaries and related overhead, depreciation, and development costs. The decrease in percent of cost related to revenues results from revenues increasing at a greater rate than costs.

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

Marketing and sales expenses for the year ended July 31, 1998 was $1,291,266, an increase of $711,123, or 122.6%, as compared to the year ended July 31, 1997. This increase was principally due to increased employee costs, attendance at several major Year 2000 trade shows, advertising in trade publications, production of marketing materials and direct mailing costs.

Research and development expenses for the year ended July 31, 1998, were $68,772, an increase of $7,398, or 12.2%, as compared to the year ended July 31, 1997. Technical personnel normally involved in research and development also provided a substantial amount of technical assistance in connection with the Company's consulting services, so that the actual amount classified as research and development is less than would be the case if such expenses were not allocable to specific contracts.

As a result of these factors, operating income for the year ended July 31, 1998, was $3,911,188, an increase of $3,075,777, or 368.2%, as compared to the year ended July 31, 1997. Investment income for the year ended July 31, 1998, was $536,880 an increase of 62.3%, as compared to the year ended July 31, 1997. This increase resulted from the investment in interest bearing instruments of net proceeds from the Company's public securities offering that closed on November 22, 1996, plus excess cash generated from operations.

The percent of tax to taxable income increased to 35.3% in the fiscal year ended July 31, 1998, compared to 17.2% for the like period in 1997. This increase resulted from utilization of carryover tax credits available in 1997.

Net income for the year ended July 31, 1998, was $2,878,451, an increase of $1,913,233, or 198.2%, as compared to the year ended July 31, 1997.

Capital Resources and Liquidity

At July 31, 1999, as compared to at July 31, 1998, the Company's current assets decreased 3.1% from $12,025,820 to $11,658,167 and the Company's liquidity, as measured by cash and cash equivalents, decreased by 1.7% from $10,439,233 to $10,257,175. During the same period, shareholders' equity decreased 1.0% from $12,355,892 to $12,235,964 as a result of the Company's profitability less repurchase of Company stock. Management believes its current cash balances plus anticipated cash flow from operations will be adequate to cover its future financial needs.

Year 2000 COMPLIANCE

The Year 2000 Problem referred to existing computer programs' ability to appropriately distinguish the year 2000 from the year 1900 when processing transactions. The Company developed and executed a plan to achieve compliance with Year 2000 issues that included reviewing its hardware and software that support its operations and infrastructure, as well as its internal systems that support the Company's administrative functions. For each of these areas, the plan called for the Company to identify the systems, address their compliance with the Year 2000 Problem, test their compliance and make any upgrades considered necessary to ensure compliance. As of this date, the Company is successfully running all of its systems and has encountered no issues or malfunctions related to the Year 2000 Problem. No contingency plans had to be initiated; and no additional costs were incurred.

Item 7 - Financial Statements
-----------------------------

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

On November 22, 1999, the firm of Deloitte & Touche LLP ("DT") notified the Company's Chief Executive Officer that the client-auditor relationship had ceased, and that information had come to DT's attention which, had it been known to them would have affected their report issued under the date of September 15, 1998, which reported on the balance sheets of the Company as of July 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the years then ended (collectively the "Financial Statements"). DT also advised that their report dated September 15, 1998, should no longer be relied upon or associated with the Company's balance sheets as of July 31, 1998 and 1997 and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended. Further, DT verbally advised the Company's Chief Executive Officer that it was unable to complete its audit of the Company's Financial Statements for the year ended July 31, 1999, because DT was no longer able to rely on management's representations.

In addition, DT requested that the Company immediately notify all entities and individuals whom the Company knew to be relying upon or who were likely to rely upon the Financial Statements and the report of DT's thereon, that their report must no longer be relied upon or associated with the Financial Statements. DT's report on the Company's financial statements for the fiscal years ended July 31, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for the fiscal years ended July 31, 1998 and 1997, and during the subsequent unaudited interim periods, there were no disagreements with DT on matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DT, would have caused DT to make reference to the matter in their report.

The Company authorized DT to respond fully to any successor independent accounting firm regarding DT's audit of the Company's financial statements, and DT's resignation as auditors of the Company.

The Company engaged Levine Hughes & Mithuen, Inc. ("LH&M") as its new independent accountants to audit and report on the Company's balance sheets as of July 31, 1997, 1998, and 1999. and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1999. LH&M will also audit the Company's financial statements for the fiscal year ending July 31, 2000.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     Set forth below is certain information concerning the directors, executive officers and key employees of the Company as of the date hereof.

           Name                      Age     Position
           ----                      ---     --------
 Directors and Executive Officers

 Thomas V. Geimer                     53     Secretary, Chief Financial Officer,
                                             Chief Executive Officer
 Harry J. Fleury                      53     President
 David C. Wilhelm(1)                  80     Director
 A. Alexander Arnold III(1)           58     Director

 Key Employees

 Timothy Fitzpatrick                  44     Vice President Sales and Marketing
 Dr. Franz Huber                      55     Chief Scientist

--------------------------
(1)  Members of the Audit and Compensation Committees

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

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Messrs. Arnold and Wilhelm, the Company's non-management directors. Neither the Audit Committee nor the Compensation Committee had any meetings during the last fiscal year. However, since July 31, 1999, the Audit Committee has held four (4) meetings, and one member of the Audit Committee has met separately with the Company's former auditors.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 1999, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met except that: (i) David Wilhelm, a director of the Company, failed to file a Form 4 in 1999 to report the purchase of shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission, and (ii) A. Alexander Arnold III, a director of the Company, failed to file a Form 4 in 1999 to report the purchase of shares in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission,

Item 10 - Executive Compensation
--------------------------------

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 1999, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers, and Timothy Fitzpatrick, a key employee of the Company.


                                                                                                    Long Term
                                                 Annual Compensation                               Compensation
                                 ---------------------------------------------------------         ------------
                                                                              Other                 Securities
Name and                         Fiscal                                       Annual                Underlying
Principal Position               Year           Salary         Bonus          Compensation          Options
------------------               ----           ------         -----          ------------          -------

Thomas V.  Geimer                1999          $100,000     $  75,000(1)       $ 8,593(2)            100,000(3)
  Chief Executive Officer        1998          $100,000     $  75,000(1)       $ 6,324(2)            100,000(4)
  and Chief Financial            1997          $ 89,423     $  75,000(1)       $ 3,000(2)                 --
  Officer

Harry J. Fleury                  1999          $ 64,760     $  14,708(5)       $    --                50,000(6)
  President                      1998          $ 75,000     $  47,570(5)       $    --                    --
                                 1997          $ 69,076     $   6,025(5)       $    --                    --

Timothy Fitzpatrick              1999          $ 65,000     $  99,156(7)       $    --                 50,000(6)
  Vice President                 1998          $ 65,000     $ 166,422(7)       $    --                    --
  Sales and Marketing            1997          $ 62,885     $  40,443(7)       $    --                    --

----------------------------
(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 1997, 1998 and 1999.
(2)  Represents reimbursement of premium on life insurance.
(3) Represents stock options to purchase 100,000 shares at an exercise price of $2.50 per share.
(4) Represents stock options to purchase 100,000 shares at an exercise price of $12.00 per share.
(5) Includes sales commissions earned by Mr. Fleury on revenues from certain international sales.
(6) Represents stock options to purchase 50,000 shares at an exercise price of $2.50 per share, 10,000 of which vested as of July 31, 1999 and 10,000 of which will vest on each of July 31, 2000, 2001, 2002 and 2003.
(7) Represents sales commissions earned by Mr. Fitzpatrick on revenues from certain domestic sales.

     Option Values. The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Fleury, Mr. Geimer and Mr. Fitzpatrick.

                                  Aggregated Option Exercises in 1999 Fiscal Year
                                         and Fiscal Year End Option Values

                           Shares                        Number of Unexercised       Value of Unexercised
                           Acquired on      Value        Options at Fiscal Year      In-the-Money Options
Name                       Exercise         Realized     End                               at Fiscal Year End(1)_
----                       --------         --------     ---                               ----------------------
                                                         Exer-              Unexer-        Exer-          Unexer-
                                                         cisable            cisable        cisable        cisable
                                                         -------            -------        -------        -------

Harry J. Fleury                0               0          110,000            40,000       $180,000        0

Thomas V.  Geimer              0               0          200,000                 0       $      0        0

Timothy Fitzpatrick            0               0          105,000            40,000       $171,000        0

--------------------------
(1) Value calculated by determining the difference between the closing sales price on July 31, 1999, of $2.16 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

Employment Agreements

     The Company has entered into employment agreements with Thomas V. Geimer, Harry J. Fleury, James Godkin, and Franz Huber. Mr. Geimer's employment agreement is for a two year term, is automatically renewable for one year increments, and provides for a yearly salary of $100,000 per year with deferred compensation of $75,000 per year. Mr. Geimer's agreement also contains provisions under which the Company will be obligated to pay Mr. Geimer five times his annual salary and deferred compensation in the amount of $50,000 (i.e., an aggregate of $750,000) if a change of control as defined in the agreement occurs. The two year employment agreements for Messrs. Fleury, Godkin, and Huber are automatically renewable for one year increments, and provide for annual salary payments of $75,000, $58,000, and $80,000, respectively. The employment agreements also provide for annual bonuses in the discretion of the Company, and Mr. Fleury will be paid commissions relating to the generation of foreign sales of the Company's products and services. The agreements for Messrs. Fleury, Godkin, and Huber also contain provisions under which the Company will be obligated to pay them two times their annual salary in the event that change of control as defined in their agreements occurs.

Compensation Pursuant to Plans

     Employee Retirement Plan. During fiscal year 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $10,000. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. The Company made no contribution for the fiscal years ended July 31, 1998 or 1999.

     Deferred Compensation Plan. In January 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based upon recommendations from the Board of Directors. For each of the fiscal years ended July 31, 1998 and 1999, the Company contributed $75,000 to the plan.

     Options. The Company currently has outstanding an aggregate of 335,000 options issued to employees of the Company pursuant to the Company's 1987 non-qualified stock option plan (the "1987 Plan"). The 335,000 options are exercisable at a price of $0.36 per share. The Company's Board of Directors during the 1994 fiscal year adopted a resolution providing that for so long as a recipient of an option grant remains in the employ of the Company, the options held will not expire and if the recipient's employment is terminated, the holder will have up to 90 days after termination to exercise any vested but previously unexercised options. In 1997, the Board of Directors passed a further resolution clarifying that upon the death of an optionee, an unexercised option will remain exercisable for a period of one year by, and only by, the person to whom the optionee's rights have passed by will or by the laws of descent and distribution. All options previously granted are administered by the Company's Board of Directors. The options provide for adjustment of the number of shares issuable in the case of stock dividends or stock splits or combinations and adjustments in the case of recapitalization, merger or sale of assets.

     On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,140,000 warrants and options to acquire 1,140,000 shares of the Company's common stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as shares held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 6 to the Financial Statement for further information.

The 1996 Stock Option Plans.

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

     The Stock Option Plans were approved by the Company's shareholders at a Special Shareholders Meeting held on November 8, 1996. As of July 31, 1999, 25,000 options, exercisable at $7.25 per share of Common Stock plus an additional 25,000 options exercisable at $2.50 per share of Common Stock, had been issued to each of Messrs. Wilhelm and Arnold pursuant to the Non-Qualified Plan. As of July 31, 1999, a total of 470,000 options exercisable at $2.50 to $23.50 per share of Common Stock had been issued to employees pursuant to the Qualified Plan.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of July 31, 1999 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

--------------------------------------------------------------------------------
Name and Address                                   Shares Beneficially Owned
of Beneficial Owner                                  Number          Percent
-------------------                                  ------          -------

Thomas V. Geimer(1), (2)                            440,700            5.51%

Harry J. Fleury(1), (3), (4)                        278,750            3.50%

Timothy Fitzpatrick(1),(4), (5)                     145,000            1.83%

Dr. Franz Huber(1),(6)                               96,500            1.22%

A. Alexander Arnold III(7)                          991,000           12.63%
845 Third Ave., 6th Flr
New York, NY  10021

David C. Wilhelm(8)                                 276,300            3.52%
333 Logan St. Suite 100
Denver, CO 80203

Executive Officers and Directors                  1,986,750           24.02%
as a Group (4 persons)

---------------------------------

(1) The address for Messrs. Geimer, Fleury, Fitzpatrick and Huber is 303 E. 17th Ave., #108, Denver, CO 80203.
(2) Does not include 1,140,000 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 2 to Financial Statements for further information. Includes 200,000 shares, which may be purchased by Mr. Geimer upon exercise of options.

(3) Includes 135,000 shares, which may be purchased by Mr. Fleury upon exercise of options.
(4) Includes options to purchase 40,000 shares which are currently not exercisable but which will vest 10,000 shares on the last day of the Company's fiscal year ending in 2000, 2001, 2002 and 2003, respectively.
(5) Represents 105,000 shares, which may be acquired by Mr. Fitzpatrick upon exercise of options.
(6) Represents 96,500 shares, which may be acquired by Mr. Huber upon exercise of options.
(7) Includes 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 141,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 50,000 shares, which may be purchased by Mr. Arnold upon exercise of options.
(8) Includes 162,225 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm and his children are the lifetime beneficiaries, and 64,075 shares held by the David C. Wilhelm Living Trust, of which Mr. Wilhelm is the beneficiary, and 50,000 shares which may be purchased by Mr. Wilhelm upon exercise of options.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     During fiscal year 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 1999, the deferred compensation agreement was funded in the amount of $300,000 for Thomas V. Geimer, and Mr. Geimer was vested in $300,000 of this amount.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 1999, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

     The following exhibits are being filed with this report:

Exhibit Number    Description
--------------    ------------

10.01          Form of Employment Agreement with Thomas V. Geimer.
10.02          Form of Employment Agreement with Harry Fleury.
10.03          Form of Employment Agreement with James Godkin.
10.04          Form of Employment Agreement with Franz Huber.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 1999.

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                          JULY 31, 1999, 1998 AND 1997

                         ACCELR8 TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS



                                                                        PAGE


INDEPENDENT AUDITORS' REPORT                                                 F-1


BALANCE SHEETS                                                               F-2


STATEMENTS OF INCOME                                                         F-3


STATEMENTS OF SHAREHOLDERS' EQUITY                                           F-4


STATEMENTS OF CASH FLOWS                                                     F-5


NOTES TO FINANCIAL STATEMENTS                                         F-6 - F-16

                          Independent Auditors' Report



To the Board of Directors and Shareholders of Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (the "Company") as of July 31, 1999, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.


                           /S/ LEVINE, HUGHES & MITHUEN, INC.

Englewood, Colorado
March 1, 2000


                                       ACCELR8 TECHNOLOGY CORPORATION
                                               BALANCE SHEETS
                                        JULY 31, 1999, 1998 AND 1997

                                                   ASSETS

                                                                       1999            1998            1997
                                                                   ------------    ------------    ------------
Current assets:
     Cash and cash equivalents                                     $ 10,257,175    $ 10,439,233    $  7,877,932
     Accounts receivable                                              1,108,095         944,692         910,334
     Prepaid expenses                                                    58,023          99,377          26,800
     Income taxes receivable                                             13,422         470,620            --
     Deferred tax assets                                                221,452          71,898         181,400
                                                                   ------------    ------------    ------------
         Total current assets                                        11,658,167      12,025,820       8,996,466

Property and equipment, net                                             258,237         293,321         167,136

Software development cost, less accumulated amortization
   of $1,762,217, $1,137,325 and $875,046, respectively               1,638,086       1,350,547         506,322

Investments                                                             453,053         305,089         179,020

Other assets                                                             65,000            --              --
                                                                   ------------    ------------    ------------
Total assets                                                       $ 14,072,543    $ 13,974,777    $  9,848,944
                                                                   ============    ============    ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    223,398    $    402,173    $     97,499
     Income taxes payable                                                  --              --            47,394
     Accrued liabilities                                                 61,422         192,087          56,360
     Other deferred revenue                                             140,000            --            46,252
     Deferred maintenance revenue                                       265,883         195,595         103,878
                                                                   ------------    ------------    ------------
         Total current liabilities                                      690,703         789,855         351,383
                                                                   ------------    ------------    ------------

Long-term liabilities:
     Deferred tax liabilities                                           627,823         523,941         203,400
     Deferred license fee revenue                                        65,000            --              --
     Other long-term liabilities                                        453,053         305,089         141,520
                                                                   ------------    ------------    ------------
         Total long-term liabilities                                  1,145,876         829,030         344,920
                                                                   ------------    ------------    ------------
           Total liabilities                                          1,836,579       1,618,885         696,303
                                                                   ------------    ------------    ------------

Commitments and Contingencies (Notes 6 and 8)

Shareholders' equity:
     Common stock, no par value; 11,000,000 shares
        authorized; 7,794,617, 7,858,617 and 6,692,507
        shares issued and outstanding, respectively                   8,353,117       8,543,477       8,218,677
     Contributed capital                                                315,049         315,049          41,449
     Retained earnings                                                3,841,398       3,770,966         892,515
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)           --
                                                                   ------------    ------------    ------------
         Total shareholders' equity                                  12,235,964      12,355,892       9,152,641
                                                                   ------------    ------------    ------------
Total liabilities and shareholders' equity                         $ 14,072,543    $ 13,974,777    $  9,848,944
                                                                   ============    ============    ============


                                      See independent auditors' report
                                      and notes to financial statements

                                                     F-2

                              ACCELR8 TECHNOLOGY CORPORATION
                                   STATEMENTS OF INCOME
                     FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997


                                                     1999           1998           1997
                                                 -----------    -----------    -----------
Revenues:
     Consulting fees                             $   226,411    $   685,075    $ 1,090,473
     Product license and customer support fees     2,277,266      6,244,596      1,055,026
     Resale of purchased software                    394,307        451,774        342,875
                                                 -----------    -----------    -----------
        Total revenues                             2,897,984      7,381,445      2,488,374
                                                 -----------    -----------    -----------

Cost and expenses:
     Costs of services                             1,175,193      1,082,340        459,065
     Cost of software purchased for resale            53,438        139,984        102,783
     General and administrative                      997,830        956,667        510,972
     Marketing and sales                           1,198,413      1,291,266        580,143
                                                 -----------    -----------    -----------
        Total expenses                             3,424,874      3,470,257      1,652,963
                                                 -----------    -----------    -----------

Income (loss) from operations                       (526,890)     3,911,188        835,411

Investment income                                    565,942        536,880        330,807
                                                 -----------    -----------    -----------

Income before income taxes                            39,052      4,448,068      1,166,218

Income tax benefit (provision)                        31,380     (1,569,617)      (201,000)
                                                 -----------    -----------    -----------

Net income                                       $    70,432    $ 2,878,451    $   965,218
                                                 ===========    ===========    ===========

Net income per share:
     Basic                                       $      0.01    $      0.38    $      0.15
                                                 ===========    ===========    ===========

     Diluted                                     $      0.01    $      0.35    $      0.12
                                                 ===========    ===========    ===========

Weighted average shares outstanding:
     Basic                                         7,821,855      7,610,490      6,639,174
                                                 ===========    ===========    ===========

     Diluted                                       8,036,492      8,125,030      8,036,453
                                                 ===========    ===========    ===========


                             See independent auditors' report
                             and notes to financial statements

                                            F-3

                                                 ACCELR8 TECHNOLOGY CORPORATION
                                               STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997


                                              Common Stock                            Retained       Shares Held        Total
                                         ----------------------       Contributed     Earnings       For Employee    Shareholders'
                                         Shares          Amount         Capital       (Deficit)        Benefit          Equity
                                         ------          ------         -------       ---------        -------          ------

Balances, July 31, 1996                  5,492,507    $  1,970,970    $     41,449   $    (72,703)   $       --      $  1,939,716

   Proceeds from issuance of
      common stock, net of offering
      costs of $817,093                  1,000,000       6,182,907            --             --              --         6,182,907

   Proceeds from exercise of
      stock options                        200,000          64,800            --             --              --            64,800

   Net income                                 --              --              --          965,218            --           965,218
                                      ------------    ------------    ------------   ------------    ------------    ------------

Balances, July 31, 1997                  6,692,507       8,218,677          41,449        892,515            --         9,152,641

   Proceeds from exercise of
      stock options and warrants
      and other                          1,166,110         324,800         273,600           --          (273,600)        324,800

   Net income                                 --              --              --        2,878,451            --         2,878,451
                                      ------------    ------------    ------------   ------------    ------------    ------------

Balances, July 31, 1998                  7,858,617       8,543,477         315,049      3,770,966        (273,600)     12,355,892

   Cost of repurchasing common
      stock                                (64,000)       (190,360)           --             --              --          (190,360)

   Net income                                 --              --              --           70,432            --            70,432
                                      ------------    ------------    ------------   ------------    ------------    ------------

Balances, July 31, 1999                  7,794,617    $  8,353,117    $    315,049   $  3,841,398    $   (273,600)   $ 12,235,964
                                      ============    ============    ============   ============    ============    ============








                                                 See independent auditors' report
                                                 and notes to financial statements

                                                              F-4

                                      ACCELR8 TECHNOLOGY CORPORATION
                                         STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED JULY 31, 1999, 1998 AND 1997


                                                                     1999            1998            1997
                                                                -------------    ------------    ------------
Cash flows from operating activities:
     Net income                                                  $     70,432    $  2,878,451    $    965,218
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                                702,532         328,009         166,819
         Unrealized gain on investments                               (72,964)        (51,069)        (29,020)
         Write-off of product development advance payable                --              --           (50,000)
         Deferred income tax provision (benefit)                      (45,672)        430,043          75,500
     Net change in assets and liabilities:
         Accounts receivable                                         (228,403)        (34,358)       (479,082)
         Prepaid expenses                                              41,354         (72,577)         22,895
         Income taxes receivable                                      457,198        (470,620)           --
         Accounts payable                                            (178,775)        304,674          45,408
         Income taxes payable                                            --           (47,394)         29,394
         Accrued liabilities                                         (130,665)        135,727          36,044
         Other deferred revenue                                       205,000         (46,252)        (45,472)
         Deferred maintenance revenue                                  70,288          91,717          28,418
         Other long-term liabilities                                  147,964         163,569         141,520
                                                                 ------------    ------------    ------------
           Net cash provided by operating activities                1,038,289       3,609,920         907,642
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
     Software development                                            (912,431)     (1,106,504)       (474,788)
     Purchase of property and equipment                               (42,556)       (191,915)       (134,655)
     Purchase of investments                                          (75,000)        (75,000)        (75,000)
                                                                 ------------    ------------    ------------
           Net cash used in investing activities                   (1,029,987)     (1,373,419)       (684,443)
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of
        offering costs                                                   --           324,800       6,247,707
     Repurchase of common stock                                      (190,360)           --              --
                                                                 ------------    ------------    ------------
           Net cash provided by (used in) financing activities       (190,360)        324,800       6,247,707
                                                                 ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents:                (182,058)      2,561,301       6,470,906

Cash and cash equivalents,
     Beginning of year:                                            10,439,233       7,877,932       1,407,026
                                                                 ------------    ------------    ------------

Cash and cash equivalents,
     End of year:                                                $ 10,257,175    $ 10,439,233    $  7,877,932
                                                                 ============    ============    ============

Supplemental information:
     Cash paid (received) for income taxes                       $   (442,900)   $  1,723,000    $     98,000
                                                                 ============    ============    ============


                                     See independent auditors' report
                                     and notes to financial statements

                                                  F-5

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Nature of Business:

        Accelr8 Technology Corporation ("Accelr8" or the "Company") is a provider of software tools and consulting services for the modernization of solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Corporation as a result of its purchase of DEC. The Company's consulting services and software conversion tools enable the Company's customers to analyze and implement their UNIX conversions in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies.

        Use of Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Cash Equivalents:

        All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be equivalent to cash.

        Concentration of Credit Risk:

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including accounts receivable from major customers (see Note 4). The Company places its cash equivalents with a high credit quality financial institution. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

        Bad Debts:

        Bad debts are provided for using the allowance method based on historical experience and ongoing evaluation of outstanding accounts receivable. Based on the Company's collection experience, management determined no allowance for bad debts was necessary for the years ended July 31, 1999, 1998 and 1997.

        Property and Equipment:

        Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in operations. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from five to seven years. Depreciation expense for the fiscal years ended July 31, 1999, 1998 and 1997 was $77,640, $65,730 and $38,032, respectively.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        Software Development Costs:

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

        Amortization of capitalized software development costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bears to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. Amortization expense relating to software development costs for the fiscal years ended July 31, 1999, 1998 and 1997 was $624,892, $262,279 and $128,787, respectively. Research and development costs charged to operations for the years ended July 31, 1999, 1998 and 1997 was $0, $68,772 and $61,324, respectively.

        Long-Lived Assets:

        The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As of July 31, 1999, 1998 and 1997 management believes there was no impairment of the Company's long-lived assets.

        Revenue Recognition:

        Consulting services:
        --------------------
        For fiscal years ended July 31, 1999, 1998 and 1997 Consulting revenue is recognized as services are performed.

        Software license contracts ("SLC"):
        -----------------------------------
        For fiscal years ended July 31, 1999, 1998 and 1997 SLC revenue is recognized when the Company substantially completes its obligations under the agreement and the customer has accepted the product.

        Post contract support ("PCS"):
        ------------------------------
        For fiscal years ended July 31, 1998 and 1997 the Company recognized revenue from PCS services involving two types of transactions:

            a) PCS agreements sold separately from the SLC were generally recognized using the straight-line method over the life of the agreement.

            b) PCS agreements with a one-year term sold with the SLC's were bundled and included in revenue at time of sale.

        For fiscal year ended July 31, 1999 the Company recognized revenue using either the straight-line method or ratably over the term of the PCS agreement based upon historical evidence.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        Revenue Recognition: (continued)

        Reseller of purchased software and post contract support ("PCS"):
        -----------------------------------------------------------------
        For fiscal years ended July 31, 1999, 1998 and 1997, the Company periodically functioned as a value-added reseller of computer software and bundled PCS agreements to its customers. The Company recognized revenue when the computer software was delivered.

        Effective August 1, 1998 the Company adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition". SOP 97-2 has not changed the basic rules of revenue recognition previously contained in SOP 91-1 but does provide additional guidance, particularly with respect to multiple deliverables and "when and if" available products. The affect of adopting SOP 97-2 was not significant.

        Deferred Revenue:

        Deferred consulting revenue represents amounts billed but not yet earned under consulting agreements. Deferred maintenance revenue represents amounts billed but not yet earned under maintenance agreements. Deferred license fee revenue represents amounts billed but not yet earned under license agreements.

        An agreement dated January 30, 1998 with a major company provided for licensing of tools and providing support for a three-year period. Lacking any historical data on this contract, the Company began amortizing deferred maintenance revenue ratably over the thirty-six month term. At the end of the first year of the contract, this amortization method was modified as a result of a review of the actual costs of servicing the contract in the initial year and the then-estimated costs expected to be incurred in future years. This review indicated approximately 85% of the expected costs were incurred in the first contract year and, accordingly, amortization was increased by an additional $310,000 during the year ended July 31, 1999.

        Income Taxes:

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

        Earnings Per Share:

        During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share. The Company adopted this statement in fiscal year 1998 and all earnings per share data have been restated to reflect the new standard.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        Earnings Per Share: (continued)

        The following table is a reconciliation of basic and diluted earnings per share for the years ended July 31, 1999, 1998 and 1997:

                                    1999                                 1998                                  1997
                     -----------------------------------  -----------------------------------   -----------------------------------
                       Income       Shares     Earnings     Income       Shares     Earnings      Income       Shares     Earnings
                     (Numerator) (Denominator) Per Share  (Numerator) (Denominator) Per Share   (Numerator) (Denominator) Per Share
                     ----------- ------------- ---------  ----------- ------------- ---------   ----------- ------------- ---------
Net income           $   70,432         --          --    $2,878,451         --           --    $  965,218
                     ==========                           ==========                            ==========

Basic earnings
  per share:
  Income available
  to common
  shareholders       $   70,432    7,821,855   $   0.01   $2,878,451    7,610,490   $    0.38   $  965,218    6,639,174   $     0.15
                                               ========                             =========                             ==========
Effect of dilutive
  securities:
  Stock options
  and warrants             --        214,637                    --        514,540                     --      1,397,279
                     ----------   ----------              ----------   ----------               ----------   ----------

Diluted earnings
  per share          $   70,432    8,036,492   $   0.01   $2,878,451    8,125,030   $    0.35   $  965,218    8,036,453   $     0.12
                     ==========   ==========   ========   ==========   ==========   =========   ==========   ==========   ==========


        Stock Based Compensation:

        The Company accounts for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock based compensation to non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation".

        Comprehensive Income:

        The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective August 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company, as of July 31, 1999, 1998 and 1997, does not have any items that would be included in comprehensive income.

NOTE 2  PROPERTY AND EQUIPMENT

        Property and equipment are recorded at cost and are comprised of the following at July 31:

                                               1999         1998         1997
                                            ---------    ---------    ---------

        Computer equipment                  $ 386,274    $ 344,258    $ 231,254
        Furniture and fixtures                111,927      111,387       32,476
                                            ---------    ---------    ---------
             Total property and equipment     498,201      455,645      263,730
        Less accumulated depreciation        (239,964)    (162,324)     (96,594)
                                            ---------    ---------    ---------
             Net property and equipment     $ 258,237    $ 293,321    $ 167,136
                                            =========    =========    =========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3  SHAREHOLDERS' EQUITY

        Authorized Shares and Reverse Stock Split:

        On November 18, 1996, shareholders approved a reduction in the number of authorized shares of the Company's common stock from 55,000,000 to 11,000,000. Simultaneously, the Company effected one-for-four reverse stock split. All share and per share amounts have been restated to reflect the reverse stock split.

        Stock Option Plans:

        The company has option and warrant agreements with a key executive and three stock-based compensation plans which are discussed below:

        Option and Warrant Agreement with Key Executive:

        In fiscal 1998, options and warrants for the purchase of 1,129,110 shares held by the Chairman of the Board ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 6. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman over a ten-year period after such occurrence or sooner at the Company's discretion. In accordance with generally accepted accounting principles the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes.

        Employee Stock Option Plan:

        The Employee Stock Option Plan (the "Employee Plan") permits the grant of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which do not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company has reserved 475,000 shares of its authorized but unissued common stock for stock options to be granted under the Employee Plan. There are no shares which remain available under the Employee Plan for future grants. Under the terms of the Employee Plan, options vest at 25% annually. As of July 31, 1999, 335,000 options have been granted and remain outstanding under the Employee Plan.

        Incentive Stock Option Plan:

        The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which have a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant. Under the terms of the Incentive Plan, options vest 100% upon grant. During fiscal 1999 the Company issued 390,000 options and 73,500 options expired under this plan, resulting in 470,000 options being outstanding at July 31, 1999.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3  SHAREHOLDERS' EQUITY (continued)

        Non-Qualified Stock Option Plan:

        The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the" Non-Qualified Plan"). The exercise price of each option, which as a maximum ten-year life, is established by the Company's compensation committee on the date of grant. Under the terms of the Non-Qualified Plan, options vest 100% upon grant. During fiscal 1999 the Company issued an additional 50,000 options under the Non-Qualified Plan. As of July 31, 1999, 100,000 options have been granted and remain outstanding under the Non-Qualified Plan.

        Accounting For Employee Based Option Plans:

        The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options issued in conjunction with the stock option and warrant agreements and stock-based compensation plans discussed above. Had compensation cost been determined based upon the fair value at the grant date under these agreements consistent with SFAS No. 123, the Company's 1999, 1998, and 1997 net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:


                                                Fiscal Year        Fiscal Year    Fiscal Year
                                                   Ended              Ended          Ended
                                               July 31, 1999      July 31, 1998  July 31, 1997
                                              ---------------    --------------- -------------

          Net income                          $        70,432    $     2,878,451   $   965,218
                                              ===============    ===============   ===========

          Net income (loss) - pro forma       $      (871,229)   $     1,088,591   $   635,594
                                              ===============    ===============   ===========
          Earnings per share - as reported:
            Basic                             $          0.01    $          0.38   $      0.15
                                              ===============    ===============   ===========

            Diluted                           $          0.01    $          0.35   $      0.12
                                              ===============    ===============   ===========

          Earnings per share - pro forma:
            Basic                             $         (0.11)   $          0.14   $      0.10
                                              ===============    ===============   ===========

            Diluted                           $         (0.11)   $          0.13   $      0.08
                                              ===============    ===============   ===========


        The fair value of options granted under the stock option and warrant agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999: no dividend yield; risk-free interest rate of 5.61%; expected life of 10 years; and expected volatility of 106.73%. 1998: no dividend yield; risk-free interest rate of 5.61%; expected life of 10 years; and expected volatility of 81.93%. 1997: no dividend yield; risk free interest rate of 6.50%, expected life of 10 years; and expected volatility of 95.61%. The weighed average fair value of options granted in 1999, 1998, and 1997 was $2.19, $10.95 and $6.57, respectively. The weighted average remaining contractual life of options outstanding at July 31, 1999 was seven years.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3  SHAREHOLDERS' EQUITY (continued)

        Accounting For Employee Based Option Plans: (continued)

        The following table summarizes information on stock option activity for the Executive Options and Warrants, the Employee Plan, the Incentive Plan and the Non-Qualified Plan:

                                                                                Weighted Average
                                                     Number of    Exercise Price Exercise Price
                                                      Shares         Per Share     Per Share
                                                      ------         ---------     ---------
        Options and warrants outstanding,
            July 31, 1996                            1,675,000    $ 0.24   $ 0.36   $ 0.27
        Option and warrants granted                     50,000      7.25      --      7.25
        Options exercised                             (200,000)     0.24     0.36     0.32
                                                    ----------

        Options and warrants outstanding,
            July 31, 1997                            1,525,000    $ 0.24   $ 7.25   $ 0.50
        Options granted                                206,000     12.00    23.88    13.11
        Options and warrants exercised              (1,142,500)     0.24    14.00     0.27
                                                    ----------

        Options and warrants outstanding,
            July 31, 1998                              588,500    $ 0.36   $23.88   $ 6.25
        Options granted                                390,000      2.50     5.00     3.00
        Options and warrants expired or cancelled      (73,500)     4.00    23.88    18.96
                                                    ----------

        Options outstanding, July 31, 1999             905,000    $ 0.36   $23.50   $ 3.82
                                                    ==========

        As of July 31, 1999, 775,000 options outstanding are currently exercisable.

        Warrants to Purchase Common Stock:

        In conjunction with the common stock issued during the secondary public offering in November 1996, the Company issued warrants to purchase 34,500 shares of common stock to the underwriter. Each warrant entitles the underwriter to purchase one share of no par value common stock of the Company at an exercise price equal to 120% of the initial price to the public ($8.40 per share). The warrants were exercised during the fiscal year ended July 31, 1998.

        Repurchase of Common Stock:

        The Board of Directors has authorized the repurchase of shares of the Company's common stock. At July 31, 1999, the Company had repurchased 64,000 shares of its common stock in open market purchases. Subsequent to July 31, 1999, the Company has repurchased an additional 30,000 shares of its common stock in open market purchases for a total of $47,728. In accordance with Colorado State law, the Company's repurchases of shares of common stock shall constitute authorized but unissued shares.

NOTE 4  MAJOR CUSTOMERS AND FOREIGN REVENUE

        In fiscal year 1999, revenue of $479,983 (17%) and $333,200 (12%) was derived from sales to two separate customers. In fiscal year 1998, revenue of $1,385,952 (19%) and $804,997 (11%) was derived from sales to two separate customers. In fiscal year 1997, revenue of $317,800 (13%), was derived from sales to a single customer. The Company's operations are located entirely within the United States. However, in fiscal years 1999, 1998 and 1997, $399,400 (14%), $337,080 (5%) and $539,635 (22%),
        respectively, of the Company's revenues were to foreign customers.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  5 INCOME TAXES

        Income tax benefit (provision)consists of the following for the years ended July 31:

                               1999            1998           1997
                            -----------    -----------    -----------

          Current           $   (14,292)   $(1,139,574)   $  (125,500)
          Deferred               45,672       (430,043)       (75,500)
                            -----------    -----------    -----------
                            $    31,380    $(1,569,617)   $  (201,000)
                            ===========    ===========    ===========

        Income tax benefit (provision) includes the following federal and state components for the years ended July 31:

                              1999            1998            1997
                          -----------     -----------     -----------

          Federal         $    50,953     $(1,391,436)    $  (145,035)
          State               (19,573)       (178,181)        (55,965)
                          -----------     -----------     -----------

                          $    31,380     $(1,569,617)    $  (201,000)
                          ===========     ===========     ===========

        The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                               1999         1998         1997
                                            ---------    ---------    ---------

          Deferred tax assets:
            Net operating loss              $  71,004    $    --      $    --
            Deferred revenue                   95,718       71,898       55,999
            General business credit            54,730         --        125,401
                                            ---------    ---------    ---------

                 Total                        221,452       71,898      181,400


          Deferred tax liabilities -
             depreciation and amortization   (627,823)    (523,941)    (203,400)
                                            ---------    ---------    ---------

          Net deferred tax liabilities      $(406,371)   $(452,043)   $ (22,000)
                                            =========    =========    =========

        A reconciliation of the expected income tax expense at the federal statutory income tax rate to the Company's actual income tax expense at its effective income tax rate for the years ended July 31 is as follows:

                                                                     1999            1998            1997
                                                                 -----------     -----------     -----------
              Federal statutory income tax rate                           34%             34%             34%

              Computed "expected" income taxes                   $   (13,278)    $(1,512,343)    $  (396,514)
              Change in taxes resulting from:
                State income taxes, net of federal tax benefit       (19,573)       (117,600)        (37,945)
                General business credit                               54,730          64,003         236,473
                Other                                                  9,501          (3,677)         (3,014)
                                                                 -----------     -----------     -----------

          Income tax benefit (provision)                         $    31,380     $(1,569,617)    $  (201,000)
                                                                 ===========     ===========     ===========

                                      F-13

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5  INCOME TAXES (continued)

        The Company has net operating losses of approximately $197,000 that are available to be carried back or forward. The net operating loss will expire in year 2014. Additionally, the Company has unused general business credit of approximately $54,000 that is available to offset future income taxes. The general business tax credit will expire in year 2014.

NOTE 6  COMMITMENTS

        Operating Leases:

        The Company has an operating lease agreement for office space through December 31, 2000. Future minimum lease payments for the years ending July 31, 2000 and 2001 are $123,300 and $30,600, respectively. Total rent expense was $134,674, $99,567 and $52,781 in 1999, 1998 and 1997,
        respectively.

        The Company also leases its telephone equipment under the terms of an operating lease. The lease calls for monthly payments of $3,000 and expires August 31, 2002. Future minimum lease payments are as follows:

                 Year Ending July 31                      Amount
                 -------------------                      ------

                       2000                             $    36,000
                       2001                                  36,000
                       2002                                  36,000
                       2003                                   3,000
                                                        -----------
                                                        $   111,000
                                                        ===========

        Rent expense was $33,000 for the year ended July 31, 1999.

        Employee Retirement Plan:

        During the year ended July 31, 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to 15% of their compensation subject to dollar limitations of the Internal Revenue Code. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. For the year ended July 31, 1997, the Board of Directors authorized contributions totaling $15,360. There were no contributions for the years ended July 31, 1999 and 1998.

        Investments and Deferred Compensation Arrangement:

        During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. Awards of $75,000 were granted and funded with a deposit to the "Rabbi" Trust during each of the years ended July 31, 1999, 1998 and 1997. The funds are subject to the general claims of creditors and are included in investments as of July 31, 1999, 1998 and 1997.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6  COMMITMENTS (continued)

        Deferred Compensation Arrangement and Investments: (continued)

        The following information is provided related to the trust assets which primarily consist of equity securities as of July 31, 1999, 1998 and 1997 which based upon the Company's intended use of the investments have been classified as trading securities. Unrealized holding gains on trading securities are included in income.

                                          1999       1998       1997
                                        --------   --------   --------

          Amortized cost basis          $300,000   $225,000   $150,000
          Unrealized holding gains       153,053     80,089     29,020
                                        --------   --------   --------

          Aggregate fair value          $453,053   $305,089   $179,020
                                        ========   ========   ========


NOTE 7  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 1999, 1998 and 1997.

        The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

        The following methods and assumptions were used to estimate the fair value of financial instruments:

            Cash and Cash Equivalents - The carrying amount approximates fair value.
            Investments - The carrying amount is based on quoted market prices. Other Long-Term Liabilities - The carrying amount approximates fair value.

NOTE 8  LEGAL PROCEEDINGS

        The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. On November 16, 1999, the SEC filed a complaint in the United States District Court for the District of Colorado (Civil Action No. 99-D-2203) against the Company, Thomas V. Geimer, Harry J. Fleury and James Godkin. The SEC alleges that: (i) the Company made fraudulent misrepresentations concerning the Company's Year 2000 software capabilities and financial condition and that these misrepresentations were the responsibility of Messrs. Geimer, Fleury and Godkin (collectively "the Senior Officers"); (ii) from 1997 to the present, the Company made numerous fraudulent misrepresentations regarding the capabilities of the Company's Year 2000 products in filings with the SEC, press releases, and marketing materials distributed to investors; (iii) from October 1998 through April 1999, the Company filed annual and quarterly reports with the SEC containing materially false financial statements that artificially inflated the Company's revenues; (iv) the Company has violated Sections 10(b) and 13(b)(2) of the 1934 Act, and Rules 10b-5, 12b-20, 13a-1, and 13a-13
        thereunder; (v) Messrs. Geimer and Godkin have violated Sections 10(b), and 13(b)(5) of the 1934 Act, and Rules 10b-5, 13b2-1, and 13b2-2
        thereunder, and Messrs. Geimer and Godkin have aided and abetted the Company's violation of 13(a) and 13(b)(2) of the 1934 Act, and Rules

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE  8 LEGAL PROCEEDINGS (continued)

        12b-20, 13a-1, and 13a-13 thereunder; and (vi) Harry J. Fleury has violated Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, and Mr. Fleury has aided and abetted the Company's violations of Section 13(a) of the 1934 Act, and Rules 12b-20, 13a-1, and 13a-13 thereunder. The SEC's complaint seeks an injunction to restrain and enjoin the Company and the Senior Officers from violations of the federal securities laws, and seeks civil penalties against the Senior Officers in the amount to be determined by the Court. Although the outcome of the legal proceeding cannot be predicted with any degree of certainty, management does not believe that the allegations of the SEC have merit and intends to vigorously contest any action. Further, none of the Company's assets have been misappropriated or were otherwise misapplied for the personal benefit of any member of the management team or the Board of Directors.

NOTE 9  SUBSEQUENT EVENT

        Employment Agreements:

        The Company has entered into employment agreements with Thomas V. Geimer, Harry J. Fleury, James Godkin and Franz Huber. Mr. Geimer's employment agreement is for a two year term, is automatically renewable for one year increments, and provides for a yearly salary of $100,000 per year with deferred compensation of $75,000 per year. Mr. Geimer's agreement also contains provisions under which the Company will be obligated to pay Mr. Geimer five times his annual salary and deferred compensation in the amount of $50,000 (i.e., an aggregate of $750,000) if a change of control as defined in the agreement occurs. The two year employment agreements for Messrs. Fleury, Godkin and Huber are automatically renewable for one year increments, and provide for annual salary payments of $75,000, $58,000 and $80,000, respectively. The employment agreements also provide for annual bonuses in the discretion of the Company, and Mr. Fleury will be paid commissions relating to the generation of foreign sales of the Company's products and services. The agreements for Messrs. Fleury, Godkin and Huber also contain provisions under which the Company will be obligated to pay them two times their annual salary in the event that change of control as defined in their agreements occurs.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ACCELR8 TECHNOLOGY CORPORATION



Date:  March 13, 2000                     By: /s/ Harry J. Fleury
       ---------------                        ----------------------------------
                                                  Harry J. Fleury, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 13, 2000                    /s/ Thomas V. Geimer
       --------------                    ---------------------------------------
                                         Thomas V. Geimer, Secretary,
                                         Chief Executive Officer and
                                         Chief Financial Officer


Date:  March 13, 2000                    /s/ A. Alexander Arnold III
       --------------                    ---------------------------------------
                                         A. Alexander Arnold III


Date:  March 13, 2000                    /s/ David C. Wilhelm
       --------------                    ---------------------------------------
                                         David C. Wilhelm