Form 10QSB
period 1999-10-31
ACCELR8 TECHNOLOGY CORP
filed 2000-03-15
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   October 31, 1999
                                          ----------------


[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from __________________ to ________________

                         Commission file number 0-11485
                                                --------


                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              COLORADO                                          84-1072256
 -------------------------------                             -------------------
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
                             Yes     X      No
                                  -------      -------

Number of shares outstanding of the issuer's Common Stock:

            Class                               Outstanding at October 29, 1999
            -----                               -------------------------------

  Common Stock, no par value                              7,764.617

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                           Page
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - as of
                    October 31, 1999 and July 31, 1999                       1

                  Statements of Operations
                    for the three months ended October 31, 1999 and 1998     2

                  Statements of Cash Flows
                    for the three months ended October 31, 1999 and 1998     3

                  Notes to Financial Statements                              4-5

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            6-7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                           8


SIGNATURES                                                                   8

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Accelr8 Technology Corporation
                                 Balance Sheets
                                   (Unaudited)
                                                  October 31,        July 31,
                                                     1999              1999
                                                 ------------      ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $ 10,558,803      $ 10,257,175
     Accounts receivable                              674,720         1,108,095
     Prepaid expenses                                  40,331            58,023
     Income taxes receivable                           13,422            13,422
     Deferred tax assets                              266,730           221,452
                                                 ------------      ------------
     Total current assets                          11,554,006        11,658,167
                                                 ------------      ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                               387,637           386,274
     Furniture and fixtures                           111,927           111,927
                                                 ------------      ------------
     Total property and equipment                     499,564           498,201
     Less accumulated depreciation                   (258,789)         (239,964)
                                                 ------------      ------------
     Net property and equipment                       240,775           258,237
                                                 ------------      ------------

SOFTWARE DEVELOPMENT COSTS, less
     accumulated amortization:
     October 1999, $1,963,216;
     July 1999, $1,762,216                          1,541,865         1,638,086
                                                 ------------      ------------

INVESTMENTS                                           517,494           453,053
                                                 ------------      ------------

OTHER ASSETS                                           35,000            65,000
                                                 ------------      ------------


Total assets                                     $ 13,889,140      $ 14,072,543
                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable                             $    233,490     $    223,398
     Accrued liabilities                                59,955           61,422
     Deferred revenue                                  155,700          140,000
     Deferred maintenance revenue                      224,896          265,883
                                                  ------------     ------------
     Total current liabilities                         674,041          690,703
                                                  ------------     ------------

DEFERRED LICENSE FEE REVENUE                            35,000           65,000
                                                  ------------     ------------
DEFERRED TAX LIABILITIES                               595,343          627,823
                                                  ------------     ------------
OTHER LONG-TERM LIABILITIES                            536,245          453,053
                                                  ------------     ------------
SHAREHOLDERS' EQUITY
     Common stock, no par value;
     11,000,000 shares authorized;
     7,794,617 shares issued and
     7,764,617 shares outstanding                    8,305,389        8,353,117
     Contributed capital                               315,049          315,049
     Retained earnings                               3,701,673        3,841,398
     Shares held for employee benefit
     (1,129,110 shares)                               (273,600)        (273,600)
     Shareholders' equity                           12,048,511       12,235,964
                                                  ------------     ------------
            Total liabilities and equity          $ 13,889,140     $ 14,072,543
                                                  ============     ============

                                      Accelr8 Technology Corporation

                                         Statements of Operations
                                               (Unaudited)

                                                                Three Months Ended
                                                         October 31,            October 31,
                                                           1999                    1998
                                                        -----------             -----------
Revenues:
     Consulting fees                                    $    48,591             $    83,861
     Product license and customer support fees              344,231                 558,938
     Resale of software purchased                           130,575                  85,709
     Provision for returns and allowances                   (13,600)                   --
                                                        -----------             -----------
         Net Revenues                                       509,797                 728,508
Costs and Expenses:
     Cost of services                                       332,182                 255,186
     Cost of software purchased for resale                   37,763                   3,550
     General and administrative                             316,648                 226,237
     Marketing and sales                                    234,547                 268,081
         Total Expenses                                     921,140                 753,054
Income (loss) from operations                              (411,343)                (24,546)
Investment income                                           193,860                 127,352
                                                        -----------             -----------
Income (loss) before income taxes                          (217,483)                102,806
Income tax (benefit) provision                              (77,758)                 23,350
                                                        -----------             -----------
Net Income (Loss)                                       ($  139,725)            $    79,456
                                                        -----------             -----------
Weighted average shares outstanding - basic               7,784,813               7,849,889
                                                        ===========             ===========
Net income (loss) per share - basic                     $      (.02)            $       .01
                                                        ===========             ===========

Weighted average shares outstanding - diluted             7,925,476               8,053,946
                                                        ===========             ===========

Net income (loss) per share - diluted                   $      (.02)            $       .01
                                                        ===========             ===========



                                     Accelr8 Technology Corporation

                                         Statements of Cash Flows
                                               (Unaudited)


                                                                         Three Months Ended
                                                                -------------------------------------
                                                                 October 31,              October 31,
                                                                    1999                      1998
                                                                -----------              ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                         ($   139,725)             $     79,456
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation and amortization                              219,825                   126,600
         Deferred income tax provision (benefit)                    (77,758)                     --
         Net change in assets and liabilities:
           Accounts receivable                                      463,375                   260,002
           Prepaid expenses                                          17,692                     2,296
           Income tax receivable                                       --                     403,350
           Accounts payable                                          10,092                  (153,387)
           Accrued liabilities                                       (1,467)                 (107,707)
           Deferred revenue                                          15,700                    20,000
           Deferred maintenance revenue                             (70,987)                    5,214
           Other long-term liabilities                               83,192                    14,970
                                                               ------------              ------------
         Net cash provided by operating activities             $    519,939              $    650,794
                                                               ------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                    (104,779)             $   (367,030)
                                                               ============              ============
     Purchase of property and equipment                              (1,363)                  (34,677)
                                                               ============              ============
     Increase in investments                                        (64,441)                    3,780
         Net cash used in investing activities                     (170,583)                 (397,927)
                                                               ============              ============

CASH FLOW FROM FINANCING ACTIVITIES:
         Repurchase of common stock                                 (47,728)                 (105,163)
                                                               ============              ============

Net increase in cash and cash equivalents                           301,628                   147,704
                                                               ============              ============

Cash and equivalents, beginning of period                        10,257,175                10,439,233
                                                               ============              ============

Cash and equivalents, end of period                            $ 10,558,803              $ 10,586,937
                                                               ============              ============


                                                     3

                         Accelr8 Technology Corporation

                          Notes to Financial Statements

              For the three months ended October 31, 1999 and 1998

Note 1.  Accounting Policies

     The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statements of operations, and statements of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 1999 Annual Report on Form 10-K should be read in conjunction with these financial statements.

Note 2.  Software Revenue Recognition

     Effective August 1, 1998 the Company adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2 "Software Revenue Recognition" SOP 97-2 has not changed the basic rules of revenue recognition previously contained in SOP 91-1, but does provide additional guidance, particularly with respect to multiple deliverables and "when and if"available products. The effect of adopting SOP 97-2 was not significant.

Note 3.  Earnings Per Share

     During February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The Company adopted this Statement in fiscal year 1999 and all earnings per share have been restated to reflect the new standard. The following table is a reconciliation of basic and diluted earnings per share for the quarters ended October 1999 and 1998.



                                            October 31, 1999                            October 31, 1998
                               ----------------------------------------      --------------------------------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share
                               -----------   -------------    ---------      -----------   -------------  ---------

Net Income                     $(139,725)                                      $79,456

Basic earnings per share:
  Income (loss) available
  to common shareholders         (138,725)      7,784,813       $(.02)           79,456       7,849,889      $.01
                                                               ======                                        ====

Effect of dilutive securities:
  Stock options and warrants                     140,663                                       204,057
                               ---------       ---------                       -------       ---------

Diluted earnings (loss)
per share                       $(139,721)      7,925,476       $(.02)          $79,456       8,053,946      $.01
                               ==========      =========       ======          =======       =========       ====

Note 4.   Repurchase of Common Stock:

     The board of directors has authorized the repurchase of shares of the Company's common stock. At October 31, 1999, the Company had repurchased 94,000 shares of its common stock in open market purchases. In accordance with Colorado State law, the Company's repurchases of shares of common stock shall constitute authorized but unissued shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various tends and factors which are beyond the Company's control. These include, among other factors, general public perception of year 2000 issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations: October 31, 1999 compared to October 31, 1998

     Total revenues for the quarter ended October 31, 1999 were $509,797 after a provision of $13,600 or 2.7% of net revenues for possible returns and allowances, a decrease of $218,711 or 30.0% as compared to the quarter ended October 31, 1998. Consulting fees for the quarter ended October 31, 1999, were $48,591 a decrease of $35,270 or 42.1% as compared to the quarter ended October 31, 1998, and represented 9.5% of net revenues. Product license and customer support fees for the quarter ended October 31, 1999, were $344,231 a decrease of $214,707 or 38.4% as compared to the quarter ended October 31, 1998 and represented 67.5% of net revenues. Revenues from the resale of purchased software for the quarter ended October 31, 1999, were $130,575 a decrease of $44,866 or 52.4%. as compared to the quarter ended October 31, 1998 and represented 25.6% of net revenue. Management believes that this decrease in revenue is primarily due to the lack of Year 2000 tool sales, declining Y2K factory royalties and declining sales of related services. In addition, revenues from the sale of migration tools and services were negatively impacted by a "lockdown" of most Information Technology environments in preparation for Year 2000 change over of software applications.

     During the quarter ended October 31, 1999, sales to the Company's four largest customers were $86,063; $63,700; $60,000; and $53,836 representing 16.9%, 12.5%, 11.8%, and 10.6% of the Company's revenues, respectively. In comparison, sales to the Company's two largest customers were $129,344 and $102,989 representing 17.8% and 14.1% of the Company's revenues respectively for the quarter ended October 31, 1998. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the quarter ended October 31, 1999, was $332,182 an increase of $76,996 or 30.2% as compared to the quarter ended October 31, 1998. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 39.7% for the quarter ended October 31, 1998 to 84.6% for the quarter ended October 31, 1999. This increase occurred mainly because of decreased revenue plus increased amortization of software costs capitalized

     Cost of software purchased for resale for the quarter ended October 31, 1999, was $37,763 as compared to $3,550 for the quarter ended October 31, 1998. The increase in software purchased for resale results from increased revenue from resale of purchased software, variations in the product mix of items sold, and a reduction of cost in the previous period due to accumulated overcharges in the past.

     General and administrative expenses for the quarter ended October 31, 1999, were 316,648 an increase of $90,411 or 40.0% as compared to the quarter ended October 31, 1998 primarily due to additional salary charges that resulted from an increase in investment income from marketable securities in the Company's deferred compensation trust, and increased professional fees as a result of the action by the Securities and Exchange Commission.

     Marketing and sales expenses for the quarter ended October 31, 1999, were $234,547, a decrease of $33,534 or 12.5% as compared to the quarter ended October 31, 1998. This decrease was due to decreased costs of personnel and related employee costs, advertising, promotional material, and trade shows that were related to the Company's year 2000 tools and services in the prior period partially offset by an increase in commissions paid to an independent company.

     Investment income for the quarter ended October 31, 1999, was $193,860 an increase of 52.2% as compared to the quarter ended October 31, 1998. This increase resulted largely from increased value of marketable securities held in the deferred compensation trust.

     Income tax benefit for the quarter ended October 31, 1999, was $77,758 as compared to an expense of $23,350 for the quarter ended October 31, 1998. This decrease resulted from incurring a loss in the current quarter which will allow a refund of income taxes previously paid plus additional tax credits.

     As a result of these factors, net loss for the quarter ended October 31, 1999 was $139,725 a decrease of $219,181 or 276% as compared to the quarter ended October 31, 1998.

     There were no items of comprehensive income during the three months ended October 31, 1999 and 1998.

Capital Resources and Liquidity

     At October 31, 1999 as compared to the Company's most recent fiscal year end, current assets decreased .9% from $11,658,167 to $11,554,006 and the Company's liquidity as measured by available cash, increased by 2.9% from $10,257,175 to $10,558,803. During the same period, shareholders' equity decreased 1.5% from $12,235,964 to $12,048,511 as a result of a net loss plus the cost of repurchasing company stock in the amount of $47,728 during the quarter ended October 31, 1999.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


a)   Exhibits: There are no exhibits for the three months ended October 31, 1999

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended October 31, 1999.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   _______________________




                                   ACCELR8 TECHNOLOGY CORPORATION



                                   /s/ Thomas V. Geimer
                                   ---------------------------------------------
                                   Thomas V. Geimer, Principal Financial Officer