Form 10QSB
period 2000-01-31
ACCELR8 TECHNOLOGY CORP
filed 2000-03-15
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended         January 31, 2000
                                    --------------------------------


[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485
                                                -------

                         ACCELR8 TECHNOLOGY CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)


                COLORADO                                   84-1072256
 -----------------------------------                   -------------------
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
                           Yes     X      No
                                -------      -------

Number of shares outstanding of the issuer's Common Stock:

        Class                                Outstanding at January 31, 2000
        -----                                -------------------------------

Common Stock, no par value                             7,764,617

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - as of
                    January 31, 2000 and July 31, 1999                        3

                  Statements of Operations
                    for the three months and six months ended
                    January 31, 2000 and July 31, 1999                        4

                  Statements of Cash Flows
                    for the six months ended
                   January 31, 2000 and July 31, 1999                         5

                  Notes to Financial Statements                               6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7-10

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                                   11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                         Accelr8 Technology Corporation
                                 Balance Sheets
                                   (Unaudited)
                                                   January 31,       July 31,
                                                      2000             1999
                                                   ------------    ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                     $ 10,561,774    $ 10,257,175
     Accounts receivable, net                           552,767       1,108,095
     Prepaid expenses                                   106,095          58,023
     Income taxes receivable                             13,422          13,422
     Deferred tax assets                                336,496         221,452
                                                   ------------    ------------
         Total current assets                        11,570,554      11,658,167
                                                   ------------    ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                 393,270         386,274
     Furniture and fixtures                             111,927         111,927
                                                   ------------    ------------
         Total property and equipment                   505,197         498,201
     Less accumulated depreciation                     (277,614)       (239,964)
                                                   ------------    ------------
         Net property and equipment                     227,583         258,237
                                                   ------------    ------------
SOFTWARE DEVELOPMENT COSTS:
     Software development cost less accumulated
       amortization: 2000 - $2,164,216;
       1999 - $1,762,216                              1,460,887       1,638,086
                                                   ------------    ------------

INVESTMENTS                                             806,659         453,053
                                                   ------------    ------------
OTHER ASSETS                                              5,000          65,000
                                                   ------------    ------------
Total assets                                       $ 14,070,683    $ 14,072,543
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                              $    312,951    $    223,398
     Accrued liabilities                                 65,102          61,422
     Deferred revenue                                   148,750         140,000
     Deferred  maintenance revenue                      172,911         265,883
                                                   ------------    ------------
         Total current liabilities                      699,714         690,703
                                                   ------------    ------------
LONG TERM LIABILITIES:
     Deferred tax liabilities                           560,940         627,823
                                                   ------------    ------------
     Other long-term liabilities                        844,159         453,053
                                                   ------------    ------------
     Deferred license revenue                             5,000          65,000
                                                   ------------    ------------
SHAREHOLDERS' EQUITY
     Common stock, no par value;
     11,000,000 shares authorized;
       7,794,617 shares issued and
       7,764,617 shares outstanding                   8,305,389       8,353,117
       Contributed capital                              315,049         315,049
     Retained earnings                                3,614,032       3,841,398
     Shares held for employee benefit
    (1,129,110 shares)                                 (273,600)       (273,600)
                                                   ------------    ------------

         Shareholders' equity                        11,960,870      12,235,964
                                                   ------------    ------------

TOTAL LIABILITIES AND EQUITY                       $ 14,070,683    $ 14,072,543
                                                   ============    ============
                                       3

                                          Accelr8 Technology Corporation
                                             Statements of Operations
                                                    (Unaudited)



                                                             Three Months Ended                    Six Months Ended
                                                             ------------------                    ----------------
                                                       January 31,       January 31,         January 31,        January 31,
                                                          2000              1999                2000               1999
                                                      -----------        -----------        -----------        -----------

Revenues:
     Consulting fees                                  $    58,771        $     7,989        $   107,363        $    91,850
     Product license and customer support fees            274,989            653,045            619,221          1,211,982
       Resale of software purchased                       160,873             44,157            291,447            129,867
       Provision for returns and allowances               (11,800)              --              (25,400)              --
                                                      -----------        -----------        -----------        -----------

         Net Revenues                                     482,833            705,191            992,631          1,433,699
                                                      -----------        -----------        -----------        -----------

Costs and Expenses:
     Cost of services                                     303,370            243,539            635,553            498,725
     Cost of software purchased for resale                 42,041              2,720             79,804              6,270
     General and administrative                           584,069            297,410            900,717            523,647
     Marketing and sales                                  180,159            281,978            414,706            550,059
                                                      -----------        -----------        -----------        -----------

     Total Expenses                                     1,109,639            825,647          2,030,780          1,578,701
                                                      -----------        -----------        -----------        -----------

Income (loss) from operations                            (626,806)          (120,456)        (1,038,149)          (145,002)

Investment income                                         434,996            202,378            628,856            329,730
                                                      -----------        -----------        -----------        -----------

Income (loss) before income taxes                        (191,810)            81,922           (409,293)           184,728

Income tax (provision) benefit                            104,169            (12,150)           181,927            (35,500)
                                                      -----------        -----------        -----------        -----------

Net Income (Loss)                                     $   (87,641)       $    69,772        $  (227,366)       $   149,228
                                                      ===========        ===========        ===========        ===========

Weighted average shares outstanding - basic             7,764,617          7,823,117          7,777,715          7,836,503
                                                      ===========        ===========        ===========        ===========

Net income (loss) per share - basic                   $      (.01)       $       .01        $      (.03)       $       .02
                                                      ===========        ===========        ===========        ===========

Weighted average shares outstanding - diluted           7,764,617          8,121,253          7,777,715          8,079,763
                                                      ===========        ===========        ===========        ===========

Net income (loss) per share - diluted                 $      (.01)       $       .01        $      (.03)       $       .02
                                                      ===========        ===========        ===========        ===========


                                  Accelr8 Technology Corporation
                                     Statements of Cash Flows
                                           (Unaudited)


                                                                               Six Months Ended
                                                                   --------------------------------------
                                                                     January 31,              January 31,
                                                                        2000                     1999
                                                                   ------------              ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $   (227,366)             $    149,228
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Depreciation and amortization                                  439,650                   253,200
         Deferred income tax provision (benefit)                       (181,927)                     --
         Net change in assets and liabilities:
           Accounts receivable                                          615,328                   (64,847)
           Prepaid expenses                                             (48,072)                    1,229
           Income tax receivable                                           --                     415,500
           Accounts payable                                              89,553                  (251,754)
           Accrued liabilities                                            3,680                  (129,892)
           Deferred revenue                                             (51,250)                     --
           Deferred maintenance revenue                                 (92,972)                   73,027
           Other long-term liabilities                                  391,106                   109,701
                                                                   ------------              ------------
         Net cash provided by operating activities                      937,730                   555,392
                                                                   ------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                        (224,801)                 (611,536)
     Purchase of property and equipment                                  (6,996)                  (38,253)
     Increase in investments                                           (353,606)                  (72,201)
                                                                   ------------              ------------
         Net cash used in investing activities                         (585,403)                 (721,990)
                                                                   ------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds provided from sale
    (purchase) of common stock                                          (47,728)                 (105,163)
                                                                   ------------              ------------

Net increase (decrease) in cash and cash equivalents                    304,599                  (271,761)

Cash and cash equivalents, beginning of period                       10,257,175                10,439,233
                                                                   ------------              ------------

Cash and cash equivalents, end of period                           $ 10,561,774              $ 10,167,472
                                                                   ============              ============

                                                      5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

               For the six months ended January 31, 2000 and 1999

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

Note 3.  Earnings Per Share

     During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The Company adopted this Statement in fiscal year 1998 and all earnings per share have been restated to reflect the new standard. The following table is a reconciliation of basic and diluted earnings per share for the quarters and six months ended January 31, 2000 and 1999.

                                          Three Months Ended                            Three Months Ended
                                            January 31, 2000                             January 31, 1999
                               ----------------------------------------      --------------------------------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share
                               -----------   -------------    ---------      -----------   -------------  ---------
Net Income (loss)               $(87,641)                                      $69,772

Basic earnings per share:
  Income (loss) available to
  common shareholders           (87,641)       7,764,617       $(.01)          69,772        7,823,117    $.01
                                                               ======                                     ====
Effect of dilutive securities:
  Stock options and warrants                                                                   298,136
                                --------       ---------                       -------       ---------
Diluted earnings
   (loss) per share             $(87,641)      7,764,617       $(.01)          $69,772       8,121,253    $.01
                                ========       =========       ======          =======       =========    ====

                                           Six Months Ended                              Six Months Ended
                                           January 31, 2000                              January 31, 1999
                               ----------------------------------------      --------------------------------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share

Net Income (loss)              $(227,366)                                     $149,228

Basic earnings per share:
  Income (loss) available to
  common shareholders           (227,366)      7,777,715       $(.03)          149,228       7,836,503    $.02
                                                               ======                                     ====
Effect of dilutive securities:
  Stock options and warrants                                                                   243,260
                               ----------      ---------                      --------       ---------

Diluted earnings per share      $(227,366)     7,777,715       $(.03)         $149,228       8,079,763    $.02
                               ==========      =========       ======         ========       =========    ====

Note 4.  Repurchase of Common Stock

     The board of directors has authorized the repurchase of shares of the Company's common stock. At January 31, 2000 the Company had repurchased 94,000 shares of its common stock in open market purchases. In accordance with Colorado State law, the Company's repurchases of shares of common stock shall constitute authorized but unissued shares.

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

Changes in Results of Operations: Six months ended January 31, 2000 compared to six months ended January 31, 1999

     Net revenues for the six months ended January 31, 2000, were $992,631 after a provision of $25,400 or 2.6% of net revenues for possible returns and allowances, a decrease of $441,068 or 30.8% as compared to the six months ended January 31, 1999. Consulting fees for the six months ended January 31, 2000, were $107,363 an increase of $15,513 or 16.9% as compared to the six months ended January 31, 1999, and represented 10.8% of net revenues. Product license and customer support fees for the six months ended January 31, 2000, were $619,221 a decrease of $592,761 or 48.9% as compared to the six months ended January 31, 1999, and represented 62.4% of net revenues. Revenues from the resale of purchased software for the six months ended January 31, 2000, were $291,447 an increase of $161,580 or 124.4% as compared to the six months ended January 31, 1999, and represented 29.4% of net revenues. This decrease in revenue is primarily due to the lack of Year 2000 tool sales, declining Y2K factory royalties and declining sales of related services, which management believes occurred because many companies had already purchased the tools necessary to help remediate any Year 2000 problems. In addition, management believes that, revenues from the sale of migration tools and services were negatively impacted by a "lockdown" of most Information Technology environments in preparation for Year 2000 change over of software applications. Also, the previous period included a substantial one-time maintenance income item related to a Year 2000 license.

     During the six months ended January 31, 2000, sales to the Company's largest customer was $129,663 representing 13.1% of the Company's revenues. In comparison, sales to the Company's largest customer was $424,103 representing 29.6% of net revenues for the six months ended January 31, 1999. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the six months ended January 31, 2000, was $635,553 an increase of 136,828 or 27.4% as compared to the six months ended January 31, 1999. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 38.3% for the six months ended January 31, 1999, to 87.5% for the six months ended January 31, 2000 The increase occurred mainly because of decreased revenue plus increased amortization of software costs capitalized.

     Cost of software purchased for resale for the six months ended January 31, 2000, was $$79,804 an increase of $73,534 or 1173% as compared to the six months ended January 31, 1999. The increase in software purchased for resale results from increased revenue from resale of purchased software, variations in the product mix of items sold, and a reduction of cost in the previous period due to accumulated overcharges in the past.

     General and administrative expenses for the six months ended January 31, 2000, were $900,717 an increase of $377,070 or 72.0% as compared to the six months ended January 31, 1999 primarily due to additional salary charges that resulted from an increase in investment income from marketable securities in the Company's deferred compensation trust, and increased professional fees as a result of the action by the Securities and Exchange Commission.

     Marketing and sales expenses for the six months ended January 31, 2000, were $414,706 a decrease of $135,353 or 24.6% as compared to the six months ended January 31, 1999. This decrease was due to decreased costs of personnel and related employee costs, advertising, promotional material, and trade shows that were related to the Company's Year 2000 tools and services in the prior period partially offset by an increase in commissions paid to an independent company.

     Investment income for the six months ended January 31, 2000, was $628,856 an increase of $299,126 as compared to the six months ended January 31, 1999. This increase resulted largely from increased value of marketable securities held in the deferred compensation trust.

     Income tax benefit for the six month period ended January 31, 2000 was 181,927 as compared to an expense of $35,500 for the six months ended January 31, 1999. This decrease resulted from incurring a loss in the current quarter which will allow a refund of income taxes previously paid plus additional tax credits.

     As a result of these factors, net loss for the six months ended January 31, 2000, was $227,366 a decrease of $376,594 or 252% as compared to the six months ended January 31, 1999.

Capital Resources and Liquidity

     At January 31, 2000, as compared to at July 31, 1999, the Company's current assets decreased .8% from 11,658,167 to $11,570,554 and the Company's liquidity, as measured by cash and cash equivalents, increased by 3.0% from $10,257,175 to $10,561,774. During the same period, shareholders' equity decreased from $12,235,964 to $11,960,870 as a result of a net loss plus cost of repurchasing company stock in the amount of $47,728 during the six months ended January 31, 2000.

     The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

Changes in Results of Operations: Three months ended January 31, 2000 compared to three months ended January 31, 1999

     Net revenues for the three months ended January 31, 2000 were $482,833 after a provision of $11,800 or 2.6% of net revenues for possible returns and allowances, a decrease of $222,358 or 31.5% as compared to the three months ended January 31, 1999. Consulting fees for the three months ended January 31, 2000, were $58,771 an increase of $50,782 or 636% as compared to the three months ended January 31, 1999, and represented 12.2% of net revenues. Product license and customer support fees for the three months ended January 31, 2000, were $274,989 a decrease of 378,056 or 57.9% as compared to the three months ended January 31, 1999, and represented 57.0% of net revenue. Revenues from the resale of purchased software for the three months ended January 31, 2000, were $160,873 an increase of 116,716 or 264% as compared to the three months ended January 31, 1999, and represented 33.3% of net revenue. This decrease in revenue is primarily due to the lack of Year 2000 tool sales, declining Y2K factory royalties and declining sales of related services, which management believes occurred because many companies had already purchased the tools necessary to help remediate any Year 2000 problems. In addition, management believes that, revenues from the sale of migration tools and services were negatively impacted by a "lockdown" of most Information Technology environments in preparation for Year 2000 change over of software applications. Also, the previous period included a substantial one-time maintenance income item related to a Year 2000 license.

         During the three months ended January 31, 2000, sales to the Company's two largest customers were $94,450 and $48,868 representing 19.6% and 10.1% of the Company's revenues, respectively. In comparison, sales to the Company's largest customers were $401,115 and $135,300 representing 56.9% and 19.2% of total revenues for the three months ended January 31, 1999. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the three months ended January 31, 2000, was $303,370 an increase of $59,831 or 24.6% as compared to the three months ended January 31, 1999. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 36.8% for the three months ended January 31, 1999 to 90.9% for the three months ended January 31, 2000. This increase is the result of significantly reduced sales while cost of services increased due to increased amortization of capitalized software costs and rent, offset by decreased salaries.

     Cost of software purchased for resale for the three months ended January 31, 2000, was $42,041 an increase of $39,321 or 1446% as compared to the three months ended January 31, 1999. The increase in software purchased for resale results from increased revenue from resale of purchase software, variations in the product mix of items sold, and a reduction of cost in the previous period due to accumulated overcharges in the past.

     General and administrative expenses for the three months ended January 31, 2000, were $584,069 an increase of $286,659 or 96.4% as compared to the three months ended January 31, 1999, primarily due to additional salary charges that resulted from an increase in investment income from marketable securities in the Company's deferred compensation trust, and increased professional fees as a result of the action by the Securities and Exchange Commission.

     Marketing and sales expenses for the three months ended January 31, 2000, were $180,159 a decrease of $101,819 or 36.1% as compared to the three months ended January 31, 1999. This decrease was due to decreased costs of personnel and related employee costs, advertising, promotional material, and trade shows that were related to the Company's Year 2000 tools and services in the prior period partially offset by an increase in commissions paid to an independent company.

     Investment income for the three months ended January 31, 2000, was $434,996 an increase of $232,618 as compared to the three months ended January 31, 1999. This increase resulted largely from increased value of marketable securities held in the deferred compensation trust.

     Income tax benefit for the three month period ended January 31, 2000 was $104,169 as compared to an expense of $12,150 for the quarter ended January 31, 1999. This decrease resulted from incurring a loss in the current quarter which will allow a refund of income taxes previously paid plus additional tax credits.

     As a result of these factors, net loss for the three months ended January 31, 2000, was $87,641 a decrease of $157,413 or 226% as compared to the three months ended January 31, 1999.

PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------


a)   Exhibits:  There are no exhibits for the six months ended January 31, 2000.

b)   Reports on Form 8-K:

     The Company filed a report on Form 8-K on November 30, 1999, relating to "Changes in Registrant's Certifying Accountant" as a result of the resignation of its auditor Deloitte Touche LLC, and an amendment to that Form 8-K on December 9, 1999. There were no other Form 8-K's filed during the quarter ended January 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
       -----------------------

                                   ACCELR8 TECHNOLOGY CORPORATION



                                    /s/ Thomas V. Geimer
                                   ---------------------------------------------
                                   Thomas V. Geimer, Principal Financial Officer