Form 10QSB
period 2000-04-30
ACCELR8 TECHNOLOGY CORP
filed 2000-06-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

              For the transition period from _________ to ________
                         Commission file number 0-11485

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

         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
     -----------------------------------------------------------------------
                     (Address of principal executive office)

                                 (303) 863-8088
                                 --------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___   No ________

Number of shares outstanding of the issuer's Common Stock:

       Class                                 Outstanding at April 30, 200

--------------------------                   -----------------------------

Common Stock, no par value                   7,764,617

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - as of
                    April 30, 2000 and July 31, 1999                       1

                  Statements of Operations
                    for the three months and nine months ended
                    April 30, 2000 and 1999                                2

                  Statements of Cash Flows
                    for the nine months ended April 30, 2000 and 1999      3

                  Notes to Financial Statements                            4

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                         12


SIGNATURES                                                                 13


                                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                   Accelr8 Technology Corporation
                                           Balance Sheets
                                            (Unaudited)

                                                                   April 30,       July 31
                                                                     2000            1999
                                                                     ----            ----
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                   $ 10,311,474    $ 10,257,175
     Accounts receivable, net                                         173,317       1,108,095
     Prepaid expenses                                                  90,353          58,023
     Income taxes receivable                                          126,476          13,422
     Deferred tax assets                                              336,409         221,452
                                                                 ------------    ------------
         Total current assets                                      11,038,029      11,658,167
                                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
     Computer equipment                                               392,289         386,274
     Furniture and fixtures                                            96,966         111,927
                                                                 ------------    ------------
         Total property and equipment                                 489,255         498,201
     Less accumulated depreciation                                   (291,773)       (239,964)
                                                                 ------------    ------------
         Net property and equipment                                   197,482         258,237
                                                                 ------------    ------------
SOFTWARE DEVELOPMENT COSTS:
     Software development cost less accumulated
       amortization: 2000 - $2,470,381; 1999 - $1,762,216           1,199,834       1,638,086
                                                                 ------------    ------------
INVESTMENTS                                                           691,294         453,053
                                                                 ------------    ------------
OTHER ASSETS                                                             --            65,000
                                                                 ------------    ------------
         Total assets                                            $ 13,126,639    $ 14,072,543
                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                            $    210,353    $    223,398
     Accrued liabilities                                               48,288          61,422
     Deferred revenue                                                 113,750         140,000
     Deferred  maintenance revenue                                    139,825         265,883
                                                                 ------------    ------------
         Total current liabilities                                    512,216         690,703
                                                                 ------------    ------------

LONG TERM LIABILITIES:
     Deferred tax liabilities                                         465,416         627,823
                                                                 ------------    ------------
     Other long-term liabilities                                      747,544         453,053
                                                                 ------------    ------------
     Deferred license revenue                                            --            65,000
                                                                 ------------    ------------

SHAREHOLDERS' EQUITY
     Common stock, no par value; 11,000,000 shares authorized;
       7,764,617 shares issued and outstanding                      8,305,389       8,353,117
     Contributed capital                                              315,049         315,049
     Retained earnings                                              3,054,625       3,841,398
     Shares held for employee benefit                                (273,600)       (273,600)
                                                                 ------------    ------------
     Shareholders' equity                                          11,401,463      12,235,964
                                                                 ------------    ------------
TOTAL LIABILITIES AND EQUITY                                      $13,126,639    $ 14,072,543
                                                                 ============    ============

Accelr8 Technology Corporation                   -1-               Form 10-QSB April 30, 2000


                                       Accelr8 Technology Corporation
                                         Statements of Operations
                                               (Unaudited)


                                                         Nine Months                   Three Months
                                                        Ended April 30                Ended April 30
                                                     2000           1999           2000           1999
                                                  -----------    -----------    -----------    -----------
Revenues:
     Consulting fees                              $   109,363    $   100,591    $     2,000    $     8,741
     Product license and customer support fees        790,747      1,569,226        171,526        357,244
     Resale of software purchased                     354,087        254,807         62,640        124,940
     Provision for sales returns and allowances       (29,000)          --           (3,600)          --
                                                  -----------    -----------    -----------    -----------

     Net Revenues                                   1,225,197      1,924,624        232,566        490,925
                                                  -----------    -----------    -----------    -----------

Costs and Expenses:
     Cost of services                               1,112,281        721,277        476,728        222,552
     Cost of software purchased for resale             82,747         26,324          2,943         20,054
     General and administrative                     1,006,893        681,688        459,782        230,243
     Marketing and sales                              605,384        832,065        190,678        282,006
                                                  -----------    -----------    -----------    -----------

     Total Costs and Expenses                       2,807,305      2,261,354      1,130,131        754,855
                                                  -----------    -----------    -----------    -----------

Income (loss) from operations                      (1,582,108)      (336,730)      (897,565)      (263,930)
                                                  -----------    -----------    -----------    -----------

Other income (expense)
     Interest income                                  415,653        375,014        140,403        117,485
     Tax refund - NOL carryback                       113,054           --          113,054           --
     Gain (loss) on asset disposal                    (10,735)          --          (10,735)          --
                                                  -----------    -----------    -----------    -----------

     Total other income (expense)                     517,972        375,014        242,722        117,485
                                                  -----------    -----------    -----------    -----------

Income (loss) before income taxes                  (1,064,136)        38,284       (654,843)      (146,445)

Income tax (provision) benefit                        277,363         24,500         95,437         60,000
                                                  -----------    -----------    -----------    -----------

Net Income (loss)                                 $  (786,773)   $    62,784    $  (559,406)   ($   86,445)
                                                  ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic         7,763,041      7,829,048      7,764,617      7,814,139
                                                  ===========    ===========    ===========    ===========

Net income (loss) per share - basic               $      .(10)   $       .01    $      (.07)   $      .(01)
                                                  ===========    ===========    ===========    ===========

Weighted average shares outstanding - diluted       7,763,041      8,111,186      7,764,617      8,086,009
                                                  ===========    ===========    ===========    ===========

Net income (loss) per share - diluted             $      (.10)   $       .01    $      (.07)   $      .(01)
                                                  ===========    ===========    ===========    ===========


Accelr8 Technology Corporation                         -2-                      Form 10-QSB April 30, 2000


                         Accelr8 Technology Corporation
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Nine Months
                                                              Ended April 30
                                                              --------------
                                                           2000             1999
                                                       -----------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income                                        $   (786,773)   $     62,784
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                      764,640         378,600
         Deferred income tax provision (benefit)           (277,364)           --
          Loss on disposal of assets                         10,735            --
         Net change in assets and liabilities:
           Accounts receivable                              934,778         (72,604)
           Prepaid expenses                                 (32,330)        (55,605)
           Income taxes receivable                         (113,054)        355,500
           Accounts payable                                 (13,045)       (200,519)
           Accrued salaries and other liabilities           (13,134)       (120,226)
           Deferred revenue                                 (26,250)        221,000
           Deferred maintenance revenue                    (126,058)        151,517
           Other long-term liabilities                      294,491         166,675
                                                       ------------    ------------

         Net cash provided by operating activities          616,636         887,122
                                                       ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                            (269,913)       (775,777)
     Purchase of property and equipment                      (6,996)        (41,631)
     Disposal of assets, net of depreciation                 11,276            --
     Increase in investments                               (238,241)        (60,425)
     Loss on disposal of assets                             (10,735)           --
                                                       ------------    ------------

         Net cash used in investing activities             (514,609)       (877,833)
                                                       ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Sale (repurchase) of common stock                      (47,728)       (155,937)
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents         54,299        (146,648)

Cash and cash equivalents, beginning of period           10,257,175      10,439,233
                                                       ------------    ------------

Cash and cash equivalents, ending of period            $ 10,311,474    $ 10,292,585
                                                       ============    ============


Accelr8 Technology Corporation           -3-             Form 10-QSB April 30, 2000


                         Accelr8 Technology Corporation
                          Notes to Financial Statements

                For the nine months ended April 30, 2000 and 1999


Note 1.   Financial Statements

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the Company's annual audited financial statements dated July 31, 1999, included in the Company's annual report on Form 10-KSB as filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist later in the year.

     The management of the Company believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2.  Reclassification

     Certain reclassifications have been made in the 1999 financial statements to conform to the classifications used in 2000.

Note 3.  Income Taxes

     The components of the net deferred tax assets and net deferred tax liabilities recognized in the accompanying balance sheet as of April 30, 2000 are as follows:

                                       Current            Long Term
                                       -------            ---------

         Deferred tax assets           $336,409            $    --
         Deferred tax liabilities         --                465,416
                                       --------            --------

                                       $336,409            $465,416
                                       ========            ========

     The types of temporary differences between the tax bases of assets and liabilities and the financial reporting amounts that give rise to a significant portion of the net deferred tax liabilities and their appropriate tax effects at April 30, 2000 are as follows:

                                                        Tax Effect
                                     Difference    Current     Long Term
                                     ----------    -------     ---------

      Accumulated depreciation       $   92,988         --     $   33,476
      Software development costs
        capitalized                   1,199,834         --        431,940
      Deferred maintenance              139,825       50,337         --
      Net operating loss carryback      734,927      264,574         --
      Tax credits                        21,498         --
                                                  ----------   ----------
                                                  $  336,409   $  465,416
                                                  ==========   ==========


Accelr8 Technology Corporation          -4-           Form 10-QSB April 30, 2000

         The components of income tax expenses are as follows:

                  Continuing operations:
                      Current:
                           Federal           $   --
                           State                 --
                                             ---------
                                                 --
                                             =========
                      Deferred:
                            Federal           (238,841)
                            State              (38,523)
                                             ---------
                                              (277,364)
                                             =========

Note 4.  Earnings Per Share

     During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 requires companies to present basic earnings per share and diluted earnings per share, instead of the previously reported primary and fully diluted earnings per share. The Company adopted this Statement in fiscal year 1998 and all earnings per share have been restated to reflect the new standard. The following table is a reconciliation of basic and diluted earnings per share for the quarters and nine months ended January 31, 2000 and 1999.

                                           Nine Months Ended                             Nine Months Ended
                                            April  30, 2000                               April 30, 1999
                                 -------------------------------------        -------------------------------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share

Net Income (loss)              $(786,773)                                      $62,784

Basic earnings (loss) per share:
  Income (loss) available to
  common shareholders           (786,773)      7,763,041       $(.10)          62,784        7,829,048    $.01
                                                               ======                                     ====

Effect of dilutive securities:
  Stock options                                                                                282,138
                               -----------     ---------                      ---------      ---------

Diluted earnings
   (loss) per share            ($786,773)      7,763,041       $(.10)          $62,784       8,111,186    $.01
                               ==========      =========       ======          =======       =========    ====



Accelr8 Technology Corporation                         -5-                            Form 10-QSB April 30, 2000



Note 4. (continued)

                                          Three Months Ended                            Three Months Ended
                                            April 30, 2000                               April 30, 1999
                                ---------------------------------------       -------------------------------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share

Net Income (loss)              $(559,406)                                     $(86,445)

Basic earnings (loss) per share:
  Income (loss) available to
  common shareholders           (559,406)      7,764,617       $(.07)         (86,445)       7,814,139    $(.01)
                                                               ======                                     ======

Effect of dilutive securities:
  Stock options                                                                                271,870
                               -----------     ---------                      ---------      ---------

Diluted earnings (loss)
  per share                     $(559,406)     7,764,617       $(.07)         $(86,445)      8,086,009    $.(01)
                               ===========     =========       ======         =========      =========    ======


Note 5.  Repurchase of Common Stock

     On July 30, 1998 the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The Repurchase of the Company's common stock was based upon the Board of Directors' belief that the Company's common stock was undervalued considering the Company's potential earnings and prospects for future operations. Repurchases may be made periodically in the open market, block purchases or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares.

     From September 1998 through April 30, 2000 the Company repurchased a total of 94,000 shares of its common stock at a cost of $238,087. During the nine month period ended April 30, 2000 the Company repurchased a total of 30,000 shares of its common stock at a cost of $47,728.

Note 6.  Common Stock Options

     At April 30, 2000 there were 1,063,000 option shares outstanding at prices ranging from $.36 to $12.00 with expiration dates between June 26, 2000 and August 27, 2009 Included in the 1,063,000 options are 335,000 options that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under the Company's stock option plans were 412,000.

     No options were exercised during the nine months ended April 30, 2000.

Note 7.  Legal Proceedings

The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. At the time of filing this report, the Company is involved with five law suits, excluding those involving former employees. On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court for the District of Colorado. More complete information relating to this action may be found in the Company's Form 10-KSB for the fiscal year ended July 31, 1999. In addition, three other civil lawsuits have been filed by persons claiming to be shareholders that are based upon the allegations contained in the SEC's


Accelr8 Technology Corporation       -6-              Form 10-QSB April 30, 2000
complaint. A fourth law suit has been filed as a derivative action naming the Company's directors and alleging among other matters breaches of fiduciary duty. Although the outcome of the legal proceedings cannot be predicted with any degree of certainty, management does not believe that the allegations contained in these law suits have merit and intends to vigorously contest them. Further, none of the Company's assets have been misappropriated or were otherwise misapplied for the personal benefit of any member of the management team or the Board of Directors. For additional information, please see Part II-Other Information, Item 1. Legal Proceedings.


Item 2. Management's Discussion and Analysis of Financial Condition and Result
------------------------------------------------------------------------------
of Operations
-------------

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, the length of time it takes companies to return to modernization of their legacy systems after making certain any Year 2000 problems are behind them, the extent to which new products and services developed and offered by the Company are accepted in the marketplace, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in the Company's forward-looking statements.

Changes in Results of Operations: Nine months ended April 30, 2000 compared to Nine months ended April 30, 1999

     Net revenues for the nine months ended April 30, 2000, were $1,225,197 after a provision of $29,000 or 2.3% of net revenues for possible sales returns and allowances, a decrease of $699,427 or 36.3% as compared to the nine months ended April 30, 1999. Consulting fees for the nine months ended April 30, 2000, were $109,363 an increase of $8,772 or 8.7% as compared to the nine months ended April 30, 1999, and represented 8.9% of net revenues. Product license and customer support fees for the nine months ended April 30, 2000, were $790,747 a decrease of $778,479 or 49.6% as compared to the nine months ended April 30, 1999, and represented 64.5% of net revenues. Revenues from the resale of purchased software for the nine months ended April 30, 2000, were $354,087 an increase of $99,280 or 39.0% as compared to the nine months ended April 30, 1999, and represented 28.9% of net revenues. The decrease in revenues from consulting fees and product licenses and customer support fees was largely the result of a general decline in market demand for year 2000 tools and training at 1999 calendar year end. Management believes many companies had already purchased the tools necessary to help remediate any Year 2000 problems prior to August 1, 1999. In addition, management believes that revenues from the sale of migration tools and services were negatively impacted by a "lockdown" by most Information Technology environments in preparation for Year 2000 change over of software applications which continued into 2000 until companies were certain that all Year 2000 problems were in fact corrected. Management believes companies are now beginning to have an interest in software modernization and new products being offered for legacy integration with E-business strategies. Also, the previous period included a substantial one-time maintenance income item related to a Year

Accelr8 Technology Corporation         -7-           Form 10-QSB April 30, 2000

2000 license. The increase in resale of purchased software results from an increased demand by several key customers during the previous two quarters as they deployed new warehouse management systems.

     During the nine months ended April 30, 2000 sales to a single customer were $129,763 representing 10.6% of the Company's revenues. During the nine months ended April 30, 1999 the Company did not have sales to a single customer that exceeded 10% of total sales. The loss of a major customer could have a significant impact on the Company's financial performance in any given period.

     Cost of services for the nine months ended January 31, 2000 was $1,112,281 an increase of $391,004 or 54.2% as compared to the nine months ended January 31, 1999. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 43.2% for the nine months ended January 31, 1999 to 123.6% for the nine months ended January 31, 2000. The increase occurred mainly because of decreased revenue while the company simultaneously increased amortization of software development costs capitalized that were associated with Year 2000 tools.

     Cost of software purchased for resale for the nine months ended April 30, 2000, was $82,747 an increase of $56,423 or 214.3% as compared to the nine months ended April 30,1999. The increase in software purchased for resale results from increased revenue from resale of purchased software, variations in the product mix of items sold, and a reduction of cost in the previous period due to accumulated overcharges in the past.

     General and administrative expenses for the nine months ended April 30, 2000, were $1,006,893 an increase of $325,205 or 47.7% as compared to the nine months ended April 30, 1999. This increase was largely due to an increase in legal and accounting fees as a result of the action by the Securities and Exchange Commission.

     Marketing and sales expenses for the nine months ended April 30, 2000, were $605,384 a decrease of $226,681 or 27.2% as compared to the nine months ended April 30, 1999. This decrease was due to decreased costs of personnel and related employee costs, advertising, promotional material, and trade shows that were related to the Company's Year 2000 tools and services in the prior period partially offset by an increase in commissions paid non-employees.

     Interest income for the nine months ended April 30, 2000, was $415,653 an increase of $40,639 or 10.8% as compared to the nine months ended April 30, 1999. This increase resulted mainly due to a higher average interest rate during the current period.

     A tax refund which resulted from net operating loss carryback and available tax credits during the nine months ended April 30, 2000 was $113,054.

     Loss from disposal of fixed assets amounted to $10,735 for the nine months ended April 30, 2000.

     Income tax benefit for the nine months ended April 30, 2000 was $277,363 an increase of $252,863 or 1032% as compared to the nine months ended April 30, 1999. This increase results from a taxable loss in the current period plus tax credits.

     As a result of these factors, net loss for the nine months ended April 30, 2000, was $(786,773) a decrease of $849,557 or 1353% as compared to the nine months ended April 30, 1999.



Accelr8 Technology Corporation         -8-           Form 10-QSB April 30, 2000

Capital Resources and Liquidity

     At April 30, 2000, as compared to at July 31, 1999, the Company's current assets decreased 5.3% from $11,658,167 to $11,038,029 and the Company's liquidity, as measured by cash and cash equivalents, increased by 0.5% from $10,257,175 to $10,311,474. During the same period, shareholders' equity decreased 6.8% from $12,235,964 to $11,401,463 as a result of the Company's net loss plus repurchase of Company stock. Management believes its current cash balances plus anticipated increases from operations will be adequate to cover its future financial needs.

Changes in Results of Operations: Three months ended April 30, 2000 compared to three months ended April 30, 1999

     Total revenues for the three months ended April 30, 2000 were $232,566 after a provision of $3,600 or 1.5% of net revenues for possible sales returns and allowances, a decrease of $258,359 or 52.6% as compared to the three months ended April 30, 1999. Consulting fees for the three months ended April 30, 2000, were $2,000 a decrease of $6,741 or 77.1% as compared to the three months ended April 30, 1999, and represented 0.9% of net revenues. Product license and customer support fees for the three months ended April 30, 2000, were $171,526 a decrease of $185,718 or 52.0% as compared to the three months ended April 30, 1999, and represented 73.7% of net revenue. Revenues from the resale of purchased software for the three months ended April 30, 2000 were $62,640 a decrease of $62,300 or 49.9% as compared to the three months ended April 30, 1999, and represented 26.9% of total revenue These decreases were due to a continued "lockdown" of many Information Technology environments until companies were certain that all Year 2000 problems were in fact corrected. Management believes, however, that companies are now beginning to have an interest in software modernization and new products being offered.

     During the three months ended April 30, 2000, the Company had sales in excess of 10% of net revenues to two customers in the amount of $51,770 and $37,300 representing 22.3% and 16.0% of the Company revenues respectively. In comparison, the Company had sales in excess of 10% of total revenues to four customers of $78,228; $64,284; $59,800; and $53,826 representing 15.9%; 13.1%;
12.2%; and 11.0% respectively of the total revenues for the three months ended April 30, 1999. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services for the three months ended April 30, 2000 was $476,728 an increase of $254,176 or 114% as compared to the three months ended April 30, 1999. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 60.8% for the three months ended April 30, 1999 to 274% for the three months ended April 30, 2000. This increase is the result of decreased revenues plus increased amortization of software development costs capitalized that were associated with Year 2000 tools.

     Cost of software purchased for resale for the three months ended April 30, 2000, was $2,943 a decrease of $17,111 or 85.3% as compared to the three months ended April 30, 1999. The decrease in software purchased for resale results from decreased revenue from resale of purchased software, variations in the product mix of items sold, and a reduction of cost in the previous period due to accumulated overcharges in the past.


Accelr8 Technology Corporation         -9-           Form 10-QSB April 30, 2000

     General and administrative expenses for the three months ended April 30, 2000, were $459,782 an increase of $229,539 or 99.7% as compared to the three months ended April 30, 1999. This increase results from increased accounting and legal fees as a result of the action by the Securities and Exchange Commission

     Marketing and sales expenses for the three months ended April 30, 2000, were $190,678 a decrease of $91,328 or 32.4% as compared to the three months ended April 30, 1999. This decrease was due to decreased costs of personnel and related employee costs, advertising, promotional material, and trade shows that were related to the Company's Year 2000 tools and services in the prior period partially offset by an increase in commissions paid non-employees.

     Interest income for the three months ended April 30, 2000, was $140,403 an increase of $22,918 or 19.5% as compared to the three months ended April 30, 1999. This increase resulted mainly from a higher interest rate during the period.

     A tax refund which resulted from net operating loss carryback and available tax credits during the three months ended April 30, 2000 was $113,054.

     Loss from disposal of fixed assets amounted to $10,735 for the three months ended April 30, 2000

     An income tax benefit for the three months ended April 30, 2000, was $95,437 an increase of $35,437 or 59.1% as compared to the three month period ended April 30, 1999. This increase results from a taxable loss in the current period plus tax credits.

     As a result of these factors, the Company had a net loss for the three months ended April 30, 2000, of $559,406 an increased loss of $472,961 or 547% as compared to the three months ended April 30, 1999.


PART II.   OTHER INFORMATION


Item 1. Legal Proceedings.
--------------------------

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


Accelr8 Technology Corporation         -10-           Form 10-QSB April 30, 2000
and Rules 10b-5, 13b2-1, and 13b2-2 thereunder, and Messrs. Geimer and Godkin have aided and abetted the Company's violation of 13(a) and 13(b)(2) of the 1934 Act, and Rules 12b-20, 13a-1, and 13a-13 thereunder; and (vi) Harry J. Fleury has violated Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, and Mr. Fleury has aided and abetted the Company's violations of Section 13(a) of the 1934 Act, and Rules 12b-20, 13a-1, and 13a-13 thereunder. The SEC's complaint seeks an injunction to restrain and enjoin the Company and the Senior Officers from violations of the federal securities laws, and seeks civil penalties against the Senior Officers in an amount to be determined by the Court. Although the outcome of the legal proceeding cannot be predicted with any degree of certainty, management does not believe that the allegations of the SEC have merit and intends to vigorously contest this legal proceeding. Further, none of the Company's assets have been misappropriated or were otherwise misapplied for the personal benefit of any member of the management team or the Board of Directors.

     On May 4, 2000 the Company was named as a defendant, and Thomas V. Geimer, Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company and Harry J. Fleury, President of the Company ("the Individual Defendants"), were also named as defendants, in a class action lawsuit filed in the U.S. District Court of Colorado. The action states that the class action lawsuit was brought by Mr. Harley Meyer on behalf of himself and the Company's shareholders who purchased the Company's common stock between September 15, 1997 and November 16, 1999. Among other things, the lawsuit alleges that (i) the Company made fraudulent misrepresentations concerning the Company's Year 2000 software capabilities and its financial condition and that these misrepresentations were the responsibility of the Company and the Individual Defendants; (ii) from 1997 to the present, the Company made fraudulent misrepresentations regarding the capabilities of the Company's Year 2000 products in filings with the SEC, press releases, and marketing materials distributed to investors; (iii) in fiscal years 1998 and 1999, the Company filed annual and quarterly reports with the SEC containing materially false financial statements that artificially inflated the Company's revenues, (iv) the Company has violated Section 10(b) of the 1934 Act, and Rule 10b-5, thereunder; and (v) the Individual Defendants violated Sections 20(a) of the 1934 Act.

     On June 2, 2000 and June 8, 2000, Mr. Charles Germer and Mr. William Blais, respectively, filed class action lawsuits in the U.S. District Court of Colorado which are substantially identical to that filed on behalf of Mr. Meyer and described above. Further, the allegations made in the complaints against the Company and the Individual Defendants filed in the U.S. District Court of Colorado are substantially similar to the allegations made in the SEC's complaint noted above.

     These complaints seek unspecified damages and plaintiff's costs in an amount to be proven at trial. Although the outcome of these legal proceedings cannot be predicted with any degree of certainty, management does not believe that the allegations of the class action plaintiffs have merit and intends to vigorously contest these legal proceedings.

     On May 23, 2000, Mr. Thomas Geimer, and Messrs. Alexander Arnold and David Wilhelm, directors of the Company, were named as defendants in a class action lawsuit filed in the District Court, City and County of Denver, Colorado. The plaintiff in the action is Mr. John W. Dews who filed the derivative action as a shareholder on behalf of Accelr8 Technology Corporation. While the Company was not named as defendant in this action, the Company has assumed the cost of defending this action under the indemnification provisions of Colorado law. The lawsuit alleges that the named defendants (i) were negligent in their duty to the Company and its shareholders as directors of the Company; (ii) breached their fiduciary duty to the Company and its shareholders and (iii) violated their duties as directors of the Company under Colorado statutory provisions applicable to corporations.


Accelr8 Technology Corporation         -11-           Form 10-QSB April 30, 2000

     In the complaint Mr. Dews requested that the named defendants be removed from the Company's board of directors and an order to appoint new members to the Company's board of directors be made by the court. Mr. Dews further requested that the board of directors of the Company provide an accounting of the corporation's assets expended in defense of the SEC action noted above and for a full accounting of the Company. The plaintiff also requested that the board of directors provide an accounting to the Company's shareholders of the Company's plans to comply with the NASDAQ requirements to resume trading, which had been halted subsequent to the SEC action. Finally, Mr. Dews requested damages in an amount to be proven at trial and plaintiff's costs and expenses, including attorney, accountant and expert fees.

     Although the outcome of this proceeding cannot be predicted with any degree of certainty, management does not believe that the allegations of this class action litigation have merit and intends to also vigorously contest this legal proceeding.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)       Exhibits:  There are no exhibits for the nine months ended April 30,
                    2000.

b)       Reports on Form 8-K:

     The Company filed a report on Form 8-K on March 15, 2000, relating to "Changes in Registrant's Certifying Accountant" as a result of the retention of Levine Hughes & Mithuen, Inc. as the Company's independent auditors. There were no other Form 8-K's filed during the quarter ended April 30, 2000.



Accelr8 Technology Corporation         -12-          Form 10-QSB April 30, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   June 13, 2000

                                                ACCELR8 TECHNOLOGY CORPORATION



                                               /s/ Thomas V. Geimer
                                               --------------------------------
                                               Thomas V. Geimer,
                                               Principal Financial Officer


Accelr8 Technology Corporation         -13-          Form 10-QSB April 30, 2000