Form 10KSB
period 2000-07-31
ACCELR8 TECHNOLOGY CORP
filed 2000-11-14
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended: July 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

       Commission file number   0-11485
                                ---------

                         ACCELR8 TECHNOLOGY CORPORATION
                   --------------------------------------------
                  (Name of small business issuer in its charter)

         Colorado                                             84-1072256
 ------------------------------                            -----------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
                     --------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number: (303) 863-8088
                           --------------

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
                                                                         ----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                                 --------------
                                (Title of class)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    X     No
              -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2000 were $1,567,389. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 2, 2000, was approximately $4,034,041 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2000, was 7,758,817.

                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

PART I                                                                     PAGE

      Item 1.      Description of Business................................  1

      Item 2.      Description of Property................................ 24

      Item 3.      Legal Proceedings...................................... 24

      Item 4.      Submission of Matters to a Vote of Security Holders.... 26


PART II

      Item 5.      Market for Common Equity and Related Stockholder
                   Matters................................................ 26

      Item 6.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................... 29

      Item 7.      Financial Statements................................... 33

      Item 8.      Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure.................... 33



PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
                   Act.................................................... 35

      Item 10.     Executive Compensation................................. 37

      Item 11.     Security Ownership of Certain Beneficial Owners and
                   Management............................................. 41

      Item 12.     Certain Relationships and Related Transactions......... 42

      Item 13.     Exhibits and Reports on Form 8-K....................... 42



SIGNATURES................................................................ 43

Financial Statements...............................................F-1 to F-5

Notes to Financial Statements.....................................F-6 to F-19

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

         Certain capitalized terms used in this Form 10-KSB are defined in the Glossary beginning at the end of "Item 1-Description of Business" beginning on page 21.

Introduction

         Accelr8 Technology Corporation (the "Company") is a provider of software tools and consulting services for system modernization solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Corporation ("COMPAQ") as a result of its purchase of DEC. The Company will refer to both DEC and COMPAQ in referencing VMS legacy systems developed by DEC. The Company's system modernization solutions encompass two distinctly different approaches. First, for those enterprises that have made the decision to rely upon the VMS operating system for continued deployment of mission critical custom applications, the Company offers services and tools that emphasize and enable a strategy of preservation and retention of VMS running on COMPAQ Alpha platforms. Second, for those enterprises that have chosen a modernization strategy that focuses on a move to "open systems" featuring Unix, Linux, and/or NT operating systems, the Company offers tools and services that support migration from VMS platforms to client/server systems offered by COMPAQ (Tru64Unix), Hewlett-Packard (HP/UX), Sun Microsystems (Solaris) and other Unix and Linux vendors and Microsoft Corporation's Windows NT. The Company's "Open Evalu8" services offering provides an in-depth analysis of existing legacy systems. The objective of this analysis is to identify specific functionalities in a given legacy application that must be carried over to the new environment of e-commerce because there is no commercial off the shelf (COTS) equivalent. Likewise, this assessment may conclude that the application should be preserved in the existing VMS environment, and its data made available by implementation of the Company's newest product XML for RMS, an XML (extensible mark-up language) server. The primary purpose of the XML for RMS server is to support any Business-to-Business ("B2B") application that needs access to data that may reside in the VMS legacy application's RMS files. By its very nature, data in a proprietary format is not accessible to any inquiry made from outside the environment, such as those often originating from the worldwide web (the Internet). The Company has developed two non-invasive means of accessing the information within these applications.

         If the information being sought exists in the application's RMS files then its data can be made available by implementation of the Company's newest product, XML for RMS, and XML (eXtensible Mark-up Language) server. The
Company believes that its XML server is the only "non-relational" data XML server available for general use with VMS legacy data. The company has recently developed a new "data adapter" for its XML server that will access C-ISAM files on UNIX, Linux, and NT platforms. This new product is called XML for C-ISAM.

         If the information being sought is only available through the application's screens, its data can be gathered up and delivered using CNT's (Computer Network Technology) Enterprise/Access integration tool. Accelr8 has signed a partnership agreement with CNT to use their integration tools to access legacy data from applications written for the VMS and other operating systems.

         The Company was incorporated in 1982 under the laws of the State of Colorado. The Company's executive offices are located at 303 East 17th Avenue, Suite 108, Denver, Colorado 80203, and its telephone number is (303) 863-8088.

         Legacy System Modernization. The Company offers products, training, and custom engineering services to preserve and extend legacy systems while moving towards an e-commerce and/or web enabled solution. The addition to our migration services of our integration services builds on our experience working with Legacy systems.

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

         Management believes that there has been a trend away from purchasing all of a company's hardware and software from one vendor. This trend was originally started by the federal government as a means to ensure competitive pricing among vendors, and is now being followed by most commercial/private sector entities. Under this approach, bids are obtained from many suppliers, and one company generally acts as the primary contractor. The United States' Government has suggested that federal agencies operate under a "common operating environment." Management is optimistic that this may increase the federal government's demand for Accelr8's software tools and services.

         Management believes that large hardware manufacturers, like International Business Machines ("IBM") and COMPAQ, can no longer control the entire purchasing decision for large computer enterprises without including an element of competitive price and offering access to open architecture systems such as UNIX, Linux, or NT. Further, end users have realized that dependence on a single supplier is non-economic in terms of performance increases at reasonable prices. In more recent years, the trend away from a single vendor has been accelerated by technological advances which make possible widely distributed client/server environments.

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

         Management believes that, within the computer user community, open operating systems of UNIX, Linux, and NT are considered more desirable than proprietary systems, such as VMS systems or IBM mainframe MVS systems for the following reasons: (i) significant upgraded power at lower cost (price/performance) than older VAX/VMS systems; (ii) viewed as being "open" since they are compatible with a variety of hardware types (interoperability);
(iii) industry-wide standards allow software applications to run unchanged across a wide variety of hardware platforms; (iv) de-facto development environment for new applications; and (v) significant savings can be realized from reduced maintenance overhead.

         As a result of these open systems characteristics, VMS users requiring increased performance from their older, existing proprietary system, may consider the Company's conversion services to UNIX, Linux, and NT for: (i) preserving the already sizable investment in existing custom applications; (ii) a cost effective approach to maintaining user productivity; (iii) avoiding expensive user re-training on a new operating system; (iv) allowing competitive bidding of hardware and software for best price and service from several vendors; and (v) extending the usable life of older systems.


         Notwithstanding the above, Management is aware of several large VAX/VMS environments where the VMS user has executed a modernization effort while maintaining a commitment to VMS mission critical custom legacy applications.

         The Company believes that the primary deterrent to switching from a VMS Legacy System to a newer UNIX, Linux, or NT system is: (i) the cost, time and risk of rewriting a critical, dependable legacy application program to run in a new and different environment, (ii) uncertainty as to outcome, and (iii) lack of available personnel to undertake the task and the costly re-training process associated with learning a new operating system. These factors have contributed to users and information technology managers delaying the decision to make the transition to faster, less expensive, open systems hardware platforms. Adding to the problem, in many cases, the original developers of the code are no longer available for consultation as to design goals and/or specifications.

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

         While most users, given the option, would elect to rewrite their familiar legacy application to the faster environments of UNIX, Linux, and NT, the uncertainty of a conversion causes slow decision making. Management believes that in recent years, concern over the effects of the Year 2000 problem has also slowed decision making.

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

         In general, the limited functionality of many existing tools, together with the inability of some organizations to fully use available technology, has created increasing demand for integrated software development tools and professional services to help organizations fully use available technology and improve their own maintenance and redevelopment processes. The Company believes that the developing client/server market will create additional demand for software tools and professional services that enable organizations to reduce the cost of maintenance and redevelopment of existing systems and redeploy these resources for client/server implementation. In addition, management believes that some organizations will seek to reuse existing DEC VMS applications in client/server environments to leverage their existing systems investment.

         In order to attain the advantages of open client/server environments while preserving their investment in existing software applications, many VMS users must undertake complex conversions to NT, Linux, or UNIX operating systems. The Company's consulting services and software conversion tools enable the Company's clients to analyze and implement their conversions in a predictable and cost-effective manner. The Company's clients have included a number of Fortune 1000 companies and government agencies, including Electronic Data Systems Corp. (EDS), Boeing, Northrop Grumman (for the US Air Force), Delta Air Lines Corp., DaimlerChrysler, SAIC, Raytheon, the United States Army, the United States Navy and the Department of Energy.

         The Company continues the development of additional software tools that will complement its existing suite of transition tools and services.

         Open EVALU8 is one of the Company's newest tools, which is based upon the Company's core technology. This tool will be offered with the services of the Company's technical staff for front end assessment of legacy code that is being modernized to interface with E-Business, B2B, and Internet based operating systems.

         Legacy Application Integration The Company offers several services to this installed base of committed VMS users, including: 1) XML servers for RMS and C-ISAM files for access to RMS and C-ISAM data and 2) application integration services using CNT's Enterprise/Access integration tool.

         Most Fortune 500 companies have significant investments in the computer applications used in the automation of their business processes. In most cases these include both off the shelf and custom developed applications. Many IT organizations are beginning to believe that there is more value in projects that integrate or otherwise extend the life of their current applications than those projects that would create or implement new ones, such as an ERP implementation that would feature an outright replacement.

         Legacy applications are applications that perform vital business functions. There is a reluctance to change them due to the age of the application, the lack of documentation, the lack of source code, the lack of available technical skills, or costs.

         Application Integration is being driven by a number of business activities including mergers and acquisitions, remote usage of company applications, B2B needs, the need for increased speed to market, supply chain management, just in time business processes, and the need to improve customer relationship management

         Accelr8's System Integration offerings provide legacy application integration products and services that minimize invasive changes to the application's source code and its operation.

         These services can help link legacy enterprise applications with new CRM, E-commerce, and ERP applications. Whether these newly deployed systems are custom or packaged, like Siebel or Clarify(Nortel), application integration enhances their value by extending their reach to a wide variety of host based systems. Application integration provides a company with substantial bottom-line benefits:

No disruption -            because no changes to the host legacy application are
                           required.
Extension -                because valuable existing business logic is leveraged
                           and extended.
Scalability  -             may be deployed on multiple, connected servers to
                           support very large networks.
Security      -            may be integrated with standard firewalls, and can
                           leverage any standard security schemes (e.g., Secured
                           Sockets Layer) Web clients may utilize.
Costs      -               has been architected so that the services that access
                           the host data, the clients which present data to the end-user, and the database of host screens are all separate entities. This minimizes coding time, both initially and in later changes, cutting developing and maintenance costs.

Reflection  -              Converting a host application's screen for the
                           purpose of improving the user interface.
Simplification  -          Uses only the necessary fields from a complicated
                           screen (or can stretch out a busy host screen over
                           several pages), resulting in simpler, easier to use
                           applications.
Re-purposing -             Uses existing information from hosts or databases for
                           a new purpose by presenting it differently or in a
                           different context.
Dynamic  Combination  -    Combining one or more host application(s) or
                           database(s) into one single application
Migration -                Provide an interface to a legacy application and the
                           ability to migrate the information while keeping the
                           user interface the same.
Single  View -             Present the user with one view of information that
                           exists in multiple locations (e.g., master inventory of merchandise in three remote locations).

Market Opportunity

Systems Modernization

         Based on published data from DEC and related industry analysts, the Company estimates that there were in excess of 600,000 VMS systems installed at over 60,000 sites. Figures from COMPAQ suggest that over 450,000 VMS systems remain in operation today. Most computer manufacturers, employing the latest advances in "reduced instruction set computing" (RISC) chip technology are selling UNIX Operating Systems. UNIX systems are less costly and provide greater interoperability than DEC's VMS Legacy Systems. For this reason, UNIX platforms are gaining substantial market share in DEC's traditional markets, including the manufacturing, engineering and scientific industry segments. The Company's migration software products are designed to meet the needs of those industry segments wishing to convert their existing software and data from VMS systems to UNIX systems. The Company has available a version of its MIGR8 conversion tools, which provides a conversion tool set for conversion from VMS systems to UNIX, Linux, and NT systems.

         In addition to direct sales to Fortune 1000 end users, third-party software application solution providers, driven by market demand to offer their solutions on UNIX and NT operating systems, have used the Company's tools to convert their old VMS software applications to the new environments. For example, Union Carbide and EDS resell software applications that embed Accelr8's conversion software.

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

         Conversion to UNIX, Linux, and/or NT environments has enabled many organizations to reduce maintenance costs, provide universal access to critical data and have choices in COTS applications. The Company's products and services allow organizations to adopt these new technologies and fix old problems without abandoning enormous investments in Legacy Systems.

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

Business Strategy

         The Company's objective is to enhance its position as a provider of integrated solutions that meet the modernization needs of users through either the migration option or providing e-Commerce access to legacy systems. Key elements of the Company's strategy include:

         Develop New Line of Business in Support of e-Commerce Market. The Company intends to develop a new line of business helping enterprises integrate their Legacy Systems with the Internet, Intranet, e-Commerce and Business-to-Business strategies. Included as part of this business are XML tools to access Legacy data, as well as a set of comprehensive services including data analysis, data replication and application integration.

         Commercialization of the Company's Open Evalu8 Tool Set. The Company intends to continue to add to its software analysis tools which will allow existing and new customers to assess their modernization requirements, including the adaptability of legacy applications to E-Business implementations.

         Continue Emphasis on Consulting Services in Support of UNIX, Linux, and NT Conversion Sales. The Company intends to continue to emphasize the sale of its integrated consulting services in conjunction with its suite of software tools.

         Develop New Products and Services. The Company intends to continue to develop software tools and consulting services which address the needs and problems encountered in conversion of Legacy Systems as well as other information technology environments. Management believes that the successful development of complementary products and services will allow the Company to leverage its products and services into new and significantly larger markets. The Company has completed development of an implementation of XML for C-ISAM The Company is also developing an application integration service offering.

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

         Expand International Marketing Activities. In fiscal 1999 and 2000 revenues derived from international clients totaled approximately $399,400 and $65,028, respectively. The Company's international clients have included DaimlerChrysler, Renault V.I., Compagnie Financiere and Alcatel. The Company intends to continue to expand its international marketing activities to increase its market penetration in Europe and Asia through advertising and reseller support.

         Secure Additional Consulting Projects. In the course of performing conversion services, the Company's software engineers and technical support staff establish close relationships with the information technology personnel of client organizations. Through these relationships, the Company will attempt to secure additional consulting projects, which are within the expertise of the Company's staff. Such projects may, but need not, be related to the client's UNIX, Linux or NT conversion needs, as well as making legacy data available to support Internet and Intranet applications. The Company believes that this strategy will enhance client relationships while generating profitable consulting fees.

         Target Large Corporations and Government Agencies. The Company believes that there are in excess of 450,000 VMS systems currently in operation. Large corporations and government agencies generally operate these systems. The Company will continue to identify and direct its marketing efforts to organizations which have extensive information technology environments supported by substantial budgets.

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

         The Company now offers a full spectrum of services that are carried out by the Company's personnel, who are experienced in both the VMS and the UNIX and NT environments. The Company's personnel use the Company's tools that automatically identify and diagnose difficult areas in modernizing an application. This enables them to implement conversion techniques that ensure successful converting and/or porting, as well as making legacy data available to Internet applications. The Company offers the following services:


         1) Application integration: The Company's consultants can help customers define extensions to their legacy applications that will improve their business operations. Some of these extensions include: Reflection - Converting a host application's screen for the purpose of improving the user interface. Simplification - Uses only the necessary fields from a complicated screen (or can stretch out a busy host screen over several pages), resulting in simpler, easier to use applications. Re-purposing - Uses existing information from hosts or databases for a new purpose by presenting it differently or in a different context. Dynamic Combination - Combining one or more host application(s) or database(s) into one single application. Migration - Provide an interface to a legacy application and the ability to migrate the information while keeping the user interface the same. Single View - Present the user with one view of information that exists in multiple locations (e.g., master inventory of merchandise in three remote locations).

         2) Data Replication Services: In support of a Data Replication initiative the Company can develop custom drivers that could perform a variety of specialized tasks. For example, a driver could regularly query a legacy application and move the requested data to an XML friendly relational database. Another application might be to move all of the existing legacy formatted data into an XML friendly relational database as a part of an abandonment plan.

         3) Business-to-Business Integration: B2B is the business analysis, legacy application Internet enablement, and e-Commerce pipeline integration service the Company can provide as a B2B solution package. The Company's software developers can build the custom components needed to address specific requirements.

         4) Application Design & Development: The Company's field engineering staff can design and develop Java-based applications to interface XML data to EDI systems, duplicate legacy application algorithms for web enablement, and any other custom requirements required to support intranet, or extranet real-time reporting, or presentation involving legacy data integration.

         5) Legacy Renewal: This custom service offering, supported where appropriate with the Company's application conversion tools, is designed to help enterprises meet the requirements of the rapidly emerging e-Economy.

         6) XML for RMS and XML for C-ISAM Installation and Training: The Company's field engineering staff will provide installation, data analysis, setup, and XML query construction services.

         7) Open Evalu8 Services: The Company's personnel use automated software tools and their expertise to evaluate a company's code on site and deliver a report that will detail: the user interfaces, third party software dependencies, special device dependencies, reliability issues, input and output processing, network interfaces and protocols, operating system and file system dependencies, data organization (within files and/or database management systems), programming languages, security issues, performance issues, file management and number of lines of code. Open Evalu8 Services are for companies that seek to understand the resource allocation and cost of migrating an entire software application or applications. Open Evalu8 Services enhances Accelr8's earlier "Situational Analysis" service.

         8) Implementation Planning/Consulting: The Company's analysts work with the customer to select the appropriate solutions for their conversion issues. These answers are assembled into a project plan that is used by the project manager to control and synchronize the conversion effort as well as measure progress.

         9) Application Port: The Company's analysts perform the code conversion. Where suitable, the Company performs automatic conversion using the Company's tools, as well as engineering of modules, which must be redesigned to work on UNIX, Linux, and/or NT. This is followed by complete testing and certification. The Company's service can be contracted as a turnkey port or as part of a cooperative team effort with the customer's personnel.

         10) Implementation Assistance: In addition to industry standard support and update contracts, the Company offers both on-site and off-site porting assistance agreements.

         11) VAX/VMS to Alpha VMS/Conversion: Analysis of requirements and production of a plan for converting from VAX/VMS to Alpha/VMS operating systems.

         12) Custom Programming: Programming is done on either a fixed price or time and materials basis for the purpose of re-engineering and modernizing Legacy Code or for porting custom applications that run in front of or after COTS applications.

         13) Training: Including VMS Users Introduction to UNIX and Application Conversion.

         The Company provides its services to each client using any of the following three methods, designed to meet the specific project requirements of the customer.

                  On-site Services. Company technicians at the client's facilities perform analysis and implementation services.

                  Factory Services. Company technicians at the Company's facilities in Denver, Colorado can analyze and convert data and code.

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

         The Company has developed an offering called "Open Evalu8 Services", that quickly and accurately examines large quantities of legacy code, and informs a customer of: user interfaces, third party software dependencies, special device dependencies, reliability issues, input and output processing, network interfaces and protocols, operating system and file system dependencies, data organization (within files and/or database management systems), programming languages, security issues, performance issues, file management and number of lines of code. The resulting report assists a company in determining budget and resource allocation for porting its legacy software. Open Evalu8 will assist those companies that desire to plan their code conversion internally.

         When the decision is made to "port" or "re-host" an application, the Company's conversion process relies on Company owned and developed tools to provide a level of "transparency" to VMS, NT, UNIX, and Linux users, thus preserving user productivity while accessing the higher power/lower cost of UNIX, Linux and NT. Additionally, the conversion tools support users as they learn the new systems at their own pace and enable large batch jobs to be moved to the new, faster platforms, thereby freeing up the VAX to perform other tasks more efficiently.

         Other Company software features include the ability to share information between UNIX, Linux, NT, and VMS systems and to transfer files and records over a network. The Company's conversion offerings are available on a wide range of UNIX systems, including SGI, HP, Sun, DEC and IBM. Features are discussed in greater detail below as each of the Company's products and services are individually described.

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

User Productivity

Tools......... are designed to provide the user with familiar screen formats and command scripts thereby preserving productivity while learning a new operating system (UNIX/Linux/NT). The Company's User Productivity Tools include:

Open DCL...... VMS command line interface (recall/editing); login shell nu TPU........ VAX-style editor for UNIX and NT (TPU, EDT, WPS modes)
Open JBC...... VMS batch

                -------------------------------------------------

Porting Tools. are designed to move and support the running of VMS legacy code applications in UNIX, Linux, or NT environments, providing the same original functionality on the new target platform. The Company's Porting Tools include:
Open COBOL.... VAX COBOL source code converter and linker
Open ACCLIM8.. Pre-compiler for VAX FORTRAN; indexed file support
Open BASIC.... Re-targetable BASIC to C Compiler; VAX BASIC compatibility
C/Fix......... Translator for VMS specific C constructs (sold with LIBR8)
Ada Bindings.. Source code interface routines for all Ada Compilers and LIBR8
Open LIBR8.... VMS runtime library support (ast, qio, event flags, mailboxes, etc.)
Open RMS...... Equivalent of VMS I/O calls. (sold with LIBR8)
Open SMG...... VAX compatible Screen Management facility for Unix and Linux
FMS........... FMS for UNIX, LINUX, and NT; FMS Editor (100% compatibility)
               sold separately
Open DCL...... Command language interpreter; VMS-style error handling
Open MIGR8.... Bundled Porting System (user selected language support)

                -------------------------------------------------

Data Management Utilities
     Open TRANSL8 . . . . . Data  transfer and  conversions  of binary files and records
     Open INTEGR8 . . . . . Remote record access system

Development Tools
     Open ISAM . . . . . . .Indexed File Manager

Decision Support Tools
     Evalu8 Toolset.........Modernization Requirements and Analysis



               XML for RMS(TM)and XML for C-ISAM. Accelr8 's XML servers are file access systems that will read and write to RMS or C-ISAM data files allowing structured queries and data sharing between legacy systems and modern

SQL databases and web applications across the network. With the XML servers, users will be able to easily replicate their legacy data into ERP systems, interface with modern EDI systems, add legacy data to B2B pipelines, and provide clients with real-time reporting of data stored in legacy systems. The XML servers are Java based products that run on Solaris or Windows NT.

         The XML server will provide true Internet data access for applications by translating legacy data into XML, the Internet data language. Queries will be able to request the entire data file or any subpart of the mapped data. The XML server will be able to view and report on all of the RMS or C-ISAM files available in the Open customer's network. Because of their unique design, the XML servers save developer resources. Once the data has been analyzed and described in Accelr8's DTD, typical Internet RAD tools can be used to query and display the data. With modern SQL databases that understand XML, the customer's XML documents will be able to be automatically replicated into the existing SQL database.

         The Company's XML parser, used in conjunction with web clients, will allow end-users to view, calculate, manipulate, and store data from the organization's VAX or Alpha (VMS) legacy system and from modern systems in a real-time interactive browser based GUI. Management believes that the higher long-term value may be the capability of XML to replace Electronic Data Interchange (EDI) and Electronic Contracting (EC) rigid data formats with highly flexible XML formats that provide the same data.

         With this capability working within the network, including the legacy VMS system(s), an enterprise can enable web browser applications to have access to the data needed to run the business over both the Intranet and Internet. This access is not limited to the data from one application; this server can provide data from all of the applications that operate within the business. Business users will be able to take the data that the XML Server supplies from the manufacturing, inventory, customer service, and sales systems and integrate that information with the information in web-friendly financial and accounting packages running on Unix, Linux or NT. A single web application can combine any piece or all of this information on a screen to allow fully informed decision-making or support B2B data/order exchange from a single site.

Customers

         The Company's software migration and/or Year 2000 tools have been sold to over 900 customers, including installation in over 100 US Department of Defense sites. The Company's customers are principally users of VMS Legacy Systems that are either commercial enterprises or government or quasi-government agencies. During fiscal 2000, two customers accounted for approximately 24% of the Company's revenues (approximately 13% and 11%, respectively). Set forth below is a partial list of customers who have purchased products and/or services from the Company.

US Commercial Clients      International Commercial Clients   US Gov't. Clients
---------------------      --------------------------------   ----------------

Arco Refinery              DaimlerChrysler                    Bureau of Census
The Boeing Co.             Fidia S.P.A.                       Commerce Dept.
Chase Manhattan Bank       Inmarset Limited                   Dept. of Energy
Citibank Corp.             Sumitomo Heavy Industries          NASA
COMPAQ                     Japan Atomic Energy                NSA
Corning, Inc.              JG Summit Petrochemical            US Army
Delta Air Lines, Inc.      Meidensha Electric                 US Navy
Dillon Companies           Renault
Dow Chemical               Ricoh
Electronic Data Systems    SAIC
Eli Lilly                  Sony
Ford Motor Company         Sumitomo Heavy Industries
Genentech                  Unisys
Honeywell                  Yamatake Corporation
Intel
Kellogg Co.
Kroger Co.
Lockheed Martin Corp.
Lordacs, Inc.
LTV Steel
Maher Terminals
McDonnell Douglas.
MCI
Merrill Lynch
Nils Publishing
Northrop Grumman Corp.
Procter & Gambel
Raytheon Systems Company
Rite Aid Corporation
RJ Reynolds
The Gap
TRW
Union Carbide Corp.

         Union Carbide Corporation, EDS, TRW, and Lordacs have embedded the Company's software in their UNIX solutions, yielding the potential for recurring run-time license fees for the Company.

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

Employees

         The Company has 14 employees at its facilities in Denver, Colorado, including five employees in sales and marketing and administrative positions with the balance in engineering and development. The Company anticipates hiring additional employees to staff its modernization consultant teams. There are no collective bargaining agreements, and the Company considers its relations with its employees to be good.

Factors That May Affect Future Results

         Dependence on Key Employees. The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on the

Company's results of operations. The Company carries key man life insurance in the amount of $5 million on Thomas V. Geimer, as well as life insurance on several of its key employees, including Thomas V. Geimer, Harry J. Fleury, and Franz Huber, in the amount of $250,000 for each individual. The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance policies would be sufficient to compensate the Company for the loss of any of these employees, and these policies do not provide any benefits to the Company if these employees become disabled or are otherwise unable to render services to the Company. Although the Company has entered into employment agreements with certain members of it senior management team, there can be no assurance that these individuals will remain in the employ of the Company. The Company believes that its continued success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop and market new and enhanced products and to conduct its operations successfully.

         Dependence on Conversion of DEC VMS Legacy Systems. The Company's other software products and services are designed for conversion from VMS Legacy Systems to UNIX, Linux, and NT open client/server environments. Future revenues from this line of business are dependent upon users of VMS Legacy Systems electing to convert their data and applications to UNIX, Linux, and NT environments. To the extent that users of VMS Legacy Systems elect to abandon their VMS applications and data and to re-write their information technology systems entirely in UNIX, Linux, or NT environments without conversion, the Company's revenues and future prospects could be materially and adversely affected.

         Concentration of Revenues. A significant portion of the Company's revenues has been derived from substantial orders placed by a small number of customers. As a result, the Company's revenues have been concentrated among a relatively small number of customers. In fiscal 2000 and 1999, two customers accounted for an aggregate of 24% and 28% of the Company's revenues, respectively. The Company expects that it will continue to be dependent upon a limited number of customers for significant portions of its revenues in future periods. Generally, the Company is hired for a specific project that will be completed within a fixed period of time. Once a project has been completed, customers generally will not require significant services in the future. However, during particular periods, certain customers may be significant. There can be no assurance that revenues from customers that accounted for significant revenues in past periods, individually or as a group, will continue or, if continued, will reach or exceed historical levels in any future period. The Company's operating results may in the future be subject to substantial period-to-period fluctuations as a consequence of such customer concentration.

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

         Possible Volatility of Stock Price; Dividend Policy; and Trading Market. The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by the Company or its competitors, and other events or factors. In addition, the stocks of many technology companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future. Investors are cautioned that the trading price of the Company's common stock has been below the $1.00 per share minimum price required for continued listing on the NASDAQ National Market System and the market value of the public float has also been below the minimum $5,000,000 amount required for continued listing on the NASDAQ National Market System. If the Company fails to satisfy these criteria for a minimum of ten (10) consecutive trading days before November 19, 2000, the Company's common stock will be delisted from the NASDAQ National Market System, which could have a material and adverse effect upon the ability of the Company's stockholders to sell their stock.

         Control by Management. At July 31, 2000, the officers, directors and key employees of the Company owned of record approximately 1,301,350 or 16.8% of the outstanding shares of Common Stock. If they exercise all of the options that they currently hold, they will own 1,871,350 shares of the Company's Common Stock or 22.5% of the Company's then outstanding shares of Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and, therefore, to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

         Shares Eligible for Future Sale. As of July 31, 2000, the Company had reserved 1,475,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to its stock option plans, of which options to purchase 1,036,000 shares were outstanding as of July 31, 2000 ("Plan Options"). An aggregate of 335,000 of the Plan Options are exercisable at $0.36 per share; 150,000 Plan Options are exercisable at $1.50 - $7.25 per share, and 551,000 Plan Options are exercisable at $1.50 - $12.00 per share. The 1,140,000 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at $0.24 per share on October 14, 1997, and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as treasury stock by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 2 to the Financial Statements for further information. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

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

                                GLOSSARY OF TERMS

B2B                        Business-to-Business

C-ISAM C-ISAM (Indexed Sequential Access Method) is a library of C functions developed by Informix. It allows the management of indexed sequential files (file creation, and insert, delete and read operations). C-ISAM includes other features like file locking and transaction support which ensure data integrity. These features guarantee that data is accessible, valid and correctly used. C-ISAM uses data types similar to those used in C. Since C-ISAM implements these types independently of the UNIX system used, the way it stores the data can be different than the way the data is represented at run time. C-ISAM includes conversion functions to convert run-time data formats to storage data formats.

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

CRM                        Acronym for "Customer Relations Management."

DEC                        Acronym for "Digital Equipment Corporation."

DTD                        Data Type Definition.

ERP                        Acronym for "Enterprise Resource Planning."

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

RAD                        Acronym for "Rapid Application Development."

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

Item 2 - Description of Property
--------------------------------
         The Company currently leases approximately 13,380 square feet of office and research facility space at 303 E. 17th Avenue, Suite 108, Denver, Colorado 80203, at a monthly rental of approximately $11,708. The lease expires on December 31, 2000.


Item 3 - Legal Proceedings
--------------------------

         The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company.

         The Company is not able to predict the outcome of the litigation described below with any degree of certainty, and there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company.

         On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed suit in the United States District Court for the District of Colorado against Accelr8 Technology Corporation, Thomas V. Geimer, Harry J. Fleury, and James Godkin. The SEC seeks an injunction permanently restraining and enjoining each Defendant from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; Section 13(a) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder; and that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Securities Exchange Act of 1934. No civil penalty is sought against Accelr8. An unspecified civil penalty in an amount to be determined by the Court is sought against Messrs. Geimer, Fleury, and Godkin. The SEC alleges that the defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings. The SEC also alleges that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records, and made misrepresentations to the Company's accountants. The Company and the individual defendants have moved for summary judgment on the alleged violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. A hearing on the Motion for Summary Judgment is scheduled for January 9, 2001. No trial date has been set. Accelr8 and the individual defendants believe that they have substantial defenses to the violations alleged. However, there are no assurances that the resolution of this case will not have a material adverse effect on the Company. The Company is paying the costs of its own defense, as well as the costs of defense of the individual defendants under its indemnification obligations. These costs may be material to the Company.

         On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and Accelr8 Technology Corporation as a nominal defendant. These actions have been consolidated. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which adds James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, essentially making the same allegations as were made by the SEC. The Defendants have not yet responded to that Amended Complaint. On October 23, 2000, a Motion for Class Certification was filed. The Defendants have not yet responded to that motion. Accelr8, Mr. Geimer, Mr. Fleury and Mr. Godkin have answered the Hongerholt derivative complaint, and have denied all claims. Accelr8 believes it has substantial defenses to these claims, but there are no assurances that the resolution of these actions will not have a material adverse effect on the Company. The consolidated putative class actions, including the Hongerholt derivative action, have not been set for trial. The Company is paying the costs of its own defense, as well as the costs of defense of the individual defendants under its indemnification obligations. These costs may be material to the Company.

         On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of Accelr8, against Thomas Geimer, Alexander Arnold and David Wilhelm. This action alleges various breaches of fiduciary duty arising out of the activities alleged by the Securities and Exchange Commission, as well as the Company's determination to defend against the SEC's allegations. Mr. Geimer filed a Motion to Dismiss this action, which Motion was denied. Thereafter, Mr. Geimer filed an answer denying the claims. Mr. Wilhelm and Mr. Arnold have also filed Motions to Dismiss, which motions are still pending. Although no claims are asserted against Accelr8 in this action, Accelr8 is bearing the cost of defense in accordance with indemnification agreements with Mr. Geimer, Mr. Wilhelm, and Mr. Arnold. These costs may be material to the Company.

         On July 14, 2000, the Agricultural Excess and Surplus Insurance Company, which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy. The insurance company alleges that it was fraudulently induced to enter into the contract of insurance because of claimed knowing material misrepresentations about the capabilities of certain of the Company's products made in the Company's Form 10-K filed with the SEC. Accelr8 has moved to dismiss the Complaint, which motion is still pending. Although Accelr8 believes the insurance company's claim to be not well-founded, there is no assurance that the resolution of this case will not have a materially adverse effect on the Company.

         In August, 1998, and thereafter, Defendants John R. Kuney, Albert Wallace and Diana Wallace posted defamatory statements on various investment service "message boards" relating to the Company on the internet, which is the subject of the matter of the Company's claims against those parties. The Company filed suit against various unnamed parties in the District Court, City and County of Denver, State of Colorado (Case No. 99 CV 7818), and as a result of discovery was able to determine the identities of the parties who had posted the defamatory statements and to amend the Company's complaint to specifically name these parties as defendants. Defendant Albert Wallace filed counterclaims against the Company for retaliatory discharge, wrongful discharge, and for luring, and for abuse of process. Defendant Diana Wallace also filed a counterclaim for abuse of process. A bi-furcated trial of this matter currently is set as follows: Lawsuit against John R. Kuney set for a three-day trial beginning March 12, 2001. A two-week trial set for the lawsuit against Albert R. Wallace and Diana Wallace beginning on May 14, 2001. The parties are engaged in pre-trial discovery. The Company is pursuing prosecution of its claims and defending the counterclaims filed against it. Management believes that it has substantial defenses to the counterclaims brought against the Company; however, there can be no assurance that resolution of these cases will not have a material adverse effect on the Company. The Company is paying the costs of this litigation, as well as the costs of defense of the counterclaims under its indemnification obligations. These costs may be material to the Company.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         On July 31, 2000, the Company held its annual meeting of shareholders. At that meeting the shareholders of the Company elected Thomas V. Geimer, Alexander A. Arnold, III, and David Wilhelm to the Board of Directors, and ratified the selection of Levine Hughes & Mithuen as the Company's independent auditors.


                                     PART II
                                     -------

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         From November 19, 1996, until November 17, 1999, the Company's Common Stock traded on the NASDAQ National Market under the symbol "ACLY." Prior to November 19, 1996, the Common Stock was traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board. On November 17, 1999, the NASDAQ Stock Market suspended the Company's common stock from trading. On January 5, 2000, the Company participated in a hearing before a NASDAQ Listings Panel (the "Initial Hearings Panel") to determine if the Company's common stock could continue to be included on the NASDAQ National Market System ("NMS") and traded thereon. On February 18, 2000, the NASDAQ Hearings Panel decided to permit the Company's common stock to begin trading again on NMS if certain conditions are met, including but not limited to: (i) the Company filing its delinquent reports with the Securities and Exchange Commission for the fiscal year ended July 31, 1999, and the quarters ended October 31, 1999, and January 31, 2000 with the SEC on or before March 15, 2000, including financial statements audited by its new independent auditor as of and for the fiscal years ended July 31, 1997, 1998, and 2000; (ii) no material restatement occurring with respect to the audited financial statements being filed with the SEC; and (iii) filing future reports with the SEC on a timely basis. The Company met these conditions; however, the NASDAQ Listing and Hearing Review Council ("Review Council") notified the Company that the Review Council had decided to review the decision of the Initial Hearings Panel. The Company submitted additional information to the Review Council and on June 20, 2000, the Review Council withdrew its call for review of the February 18, 2000, decision of the Initial Hearing Panel. The Company's common stock began trading again on June 26, 2000. Between June 26, 2000, and August 22, 2000, the Company's common stock traded below the minimum bid price requirement of $1.00 per share, and the Company failed to satisfy the $5,000,000 public float requirement. On August 22, 2000, NASDAQ notified the Company that the decision of the Initial Hearings Panel was being modified to permit the Company to evidence compliance with the NASDAQ requirements for continued listing if the Company evidenced a closing bid price and a market value of public float of at least $1.00 per share and $5,000,000, respectively, for a minimum of ten consecutive trading days between that date and November 19, 2000. As of October 31, 2000, the Company had not met these requirement, and there can be no assurance that it will meet them. If the Company does not meet these requirements, its common stock will be delisted from the NMS. If delisting occurs, management believes that the Company's common stock will trade on other over-the-counter markets.


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

          Quarter Ended                High              Low
          -------------                ----              ---

          Fiscal 1999
          October 31, 1998            6.250             2.125
          January 31, 1999            7.438             2.500
          April 30, 1999              5.375             2.625
          July 31, 1999               3.188             2.000

          Fiscal 2000
          October 31, 1999            2.375             1.125
          January 31, 2000 (1)        1.875             1.125
          April 30, 2000 (1)           --                --
          July 31, 2000 (1)           1.125              .313

(1) Trading of the Company's common stock was suspended by the NASDAQ stock market between the dates November 17, 1999 and June 26, 2000.

         The Company had approximately 115 shareholders of record as of July 31, 2000, which does not include shareholders whose shares are held in street or nominee names. Management of the Company believes that there are over 2,000 beneficial owners of its Common Stock.

         Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Overview

         The Company began to develop software conversion tools for VMS users to convert to UNIX environments in 1987. The Company's total revenues decreased from $2,897,984 in fiscal 1999 to $1,567,389 in fiscal 2000. Loss before income tax decreased from a profit of $39,052 in fiscal 1999 to a loss of ($1,455,998)) in fiscal 2000, while net income decreased from a profit of $70,432 in fiscal 1999 to a loss of ($922,536) in fiscal 2000. The decline in revenues and net income from the previous fiscal year reflects the broad Y2K industry trend of slowing project starts and declining volumes of code being assessed, and less reliance on commercially developed Y2K tool sets.

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

         The Company believes that its new XML offerings will be of significant interest to enterprises now seeking post Y2K integration of their Legacy systems with e-business strategies. The Company intends to license its XML server technology on an OEM basis to other XML tool providers.

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

Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 1999 and 2000 and for each of the two years in the period ended July 31, 2000 have been derived from the financial statements of the Company which have been audited by the Company's independent auditors and are included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.


                                                      Year Ended July 31,
                                                      -------------------
Statement of Operations Data:                         1999           2000
                                                      ----           ----

Revenue:
  Product license and                               $2,277         $1,073
     customer support fees
  Resale of purchased software                         394            385
  Consulting fees                                      227            109
Total revenue                                        2,898          1,567
Income(loss) from operations                          (527)        (2,317)
Net income (loss)                                       70           (923)
      Basic                                      7,821,855      7,767,081
      Diluted                                    8,036,492      7,767,081
Net income(loss) per share(2)
      Basic                                          $.01       $(.12)
      Diluted                                        $.01       $(.12)


Balance Sheet Data:                   1999            2000
                                      ----            ----
  Working capital                  $10,967         $10,500
  Current assets                    11,658          11,123
  Current liabilities                  691             623
  Total assets                      14,073          13,106
  Total liabilities                  1,837           1,844
  Shareholders' equity              12,236          11,262

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:


                                                 Fiscal year ended July 31,

                                                   1999             2000
                                                   ----             ----

Total revenues                                    100.00%          100.00%
Cost of services                                  40.55            92.52
Cost of software purchased for resale             1.84             5.72
General and administrative                        34.43            97.44
Marketing and sales                               41.36            52.15
Income from operations                            (18.18)          (147.83)
Other income (expense), net                       19.53            54.94
Income tax benefit (provision)                    1.08             34.03
                                                  ------           ------
Net income                                         2.43%           (58.86)%
                                                  ======           ======


Year Ended July 31, 2000 Compared to Year Ended July 31, 1999

         Total revenues for the year ended July 31, 2000, were $1,567,389 a decrease of $1,330,595 or 45.9% as compared to the year ended July 31, 1999. Consulting fees for the year ended July 31, 2000, were $109,363 a decrease of $117,048 or 51.7% as compared to the year ended July 31, 1999, and represented 7.0% of total revenues. Product license and customer support fees for the year ended July 31, 2000, were $1,073,124 a decrease of $1,204,142 or 52.9% as compared to the year ended July 31, 1999, and represented 68.5% of total revenues. The decrease in revenues from consulting fees and product licenses and customer support fees was largely the result of a general decline in market demand for year 2000 tools and Year 2000 code processing and services that provide training on sales of Year 2000 tools at 1999 calendar year end. Management believes most companies had already purchased the tools necessary to help remediate any Year 2000 problems prior to August 1, 1999. In addition, management believes that revenues from the sale of migration tools and services were negatively impacted by a "lockdown" by most Information Technology environments in preparation for Year 2000 change over of software applications which continued into 2000 until companies were certain that all Year 2000 problems were in fact corrected. Management believes companies are now beginning to have an interest in software modernization and new products being offered for legacy integration with E-business strategies. Also, the previous period included a substantial one-time maintenance income item related to a Year 2000 license. Revenues from the resale of purchased software for the year ended July 31, 2000, were $384,902 a decrease of $9,405 or 2.4% as compared to the year ended July 31, 1999, and represented 24.6% of total revenues.

         During the year ended July 31, 2000, revenues from the Company's two largest customers were $202,953 and $170,205 representing 13.2% and 11.0% of total revenues. In comparison, revenues from two customers were $479,983 and $333,220 representing 16.7% and 11.6% of the total revenue for the year ended July 31, 1999. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

         Cost of services for the year ended July 31, 2000, was $1,450,176 an increase of $274,983 or 23.4% as compared to the year ended July 31, 1999. Cost of services as a percentage of revenues from both consulting fees and product license and customer support fees increased from 46.9% for the year ended July 31, 1999, to 122.7% for the year ended July 31, 2000. This increase occurred principally because revenues decreased 52.8% due to the decrease in Year 2000 code processing and services that provide training on sales of Year 2000 tools plus increased amortization of software costs capitalized and a decreased amount of engineering salaries being capitalized as software development costs.

         Cost of software purchased for resale for the year ended July 31, 2000, was $89,632 an increase of $36,194 or 67.7% as compared to the year ended July 31, 1999. The increase in software purchased for resale results from variations in the product mix of items sold, and a reduction of cost in the previous year due to accumulated overcharges in the past.

         General and administrative expenses for the year ended July 31, 2000, were $1,527,304 an increase of $529,474 or 53.1% as compared to the year ended July 31, 1999. This increase was primarily due to increases in professional fees and general insurance as a result of the action by the SEC plus the increase in market value of investments in the deferred compensation trust which is recognized as deferred salary. Payroll taxes and employee insurance decreased due to fewer employees during the period plus a decrease in general corporate expenses.

         Marketing and sales expenses for the year ended July 31, 2000 was $817,354 a decrease of $381,059 or 31.8% as compared to the year ended July 31, 1999. This decrease resulted from decreased advertising, promotional material, attendance at trade shows, salaries, travel and related marketing expense partially offset by increased commissions paid to non-employees. These changes were the result of decreased market activity due to lack of Year 2000 tool and consulting sales plus a soft migration market due to time and attention that customers were devoting to Year 2000 issues.

         As a result of these factors, loss from operations for the year ended July 31, 2000, was $2,317,077 an increase of $1,790,187 or 340% as compared to loss from operations of $526,890 in the year ended July 31, 1999.

         Interest income for the year ended July 31, 2000, was $581,938 an increase of 18.1% as compared to the year ended July 31, 1999. This increase was primarily due to interest rate increase during the year.

         Realized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2000 was $37,278 an increase of 97.1% as compared to the year ended July 31, 1999. This gain was the result of selling trust investments. Unrealized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2000 was $242,598 an increase of 349% as compared to the year ended July 31, 1999. This gain was the result of changing market values of securities held by the trust.

         Other miscellaneous income and expense for the year ended July 31, 2000 resulted in an increased expense of $735 as compared to the year ended July 31, 1999.

         Income tax benefit for the year ended July 31, 2000 was $533,462 an increase of 1,600% as compared to the year ended July 31, 1999. The increase in tax benefit is the result of carrying back the current year tax loss to fiscal year 1998 for a tax refund plus changes in deferred tax assets and liabilities.

         As a result of these factors net loss for the year ended July 31, 2000, was, $922,536 an increase of $992,968 or 1,410% as compared to the year ended July 31, 1999.


Capital Resources and Liquidity

         At July 31, 2000, as compared to July 31, 1999, the Company's current assets decreased 4.6% from $11,658,167 to $11,123,156 and the Company's liquidity, as measured by cash and cash equivalents, increased by 1.0% from $10,257,175 to $10,359,581 During the same period, shareholders' equity decreased 8.0% from $12,235,964 to $11,262,187 as a result of the Company's net loss and repurchase of Company stock. Management believes its current cash balances plus anticipated cash flow from operations will be adequate to cover its future financial needs.

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

Item 8 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

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

         The Company engaged Levine Hughes & Mithuen, Inc. ("LH&M") as its new independent accountants to audit and report on the Company's balance sheets as of July 31, 1997, 1998, and 1999, and the related statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended July 31, 1999. LH&M also audited the Company's financial statements for the fiscal year ending July 31, 2000.

                                    PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons;
----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         Set forth below is certain information concerning the directors, executive officers and key employees of the Company as of the date hereof.

                   Name                     Age             Position
                   ----                     ---             --------

         Directors and Executive Officers

         Thomas V. Geimer                   53     Secretary, Chief Financial
                                                   Officer, Chief Executive
                                                   Officer
         Harry J. Fleury                    53     President
         David C. Wilhelm(1)                81     Director
         A. Alexander Arnold III(1)         59     Director

         Key Employees
         Dr. Franz Huber                    55     Chief Scientist
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


Board Committee

         The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Messrs. Arnold and Wilhelm, the Company's non-management directors. The Compensation Committee did not hold any meetings during the last fiscal year. However, the Audit Committee held six (6) meetings during the last fiscal year, and one member of the Audit Committee met separately with the Company's former auditors.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2000, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.



Item 10 - Executive Compensation
--------------------------------

         Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the two fiscal years ended July 31, 2000, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers, and Timothy
Fitzpatrick, a former key employee of the Company.

                                                                                   Long Term
                                              Annual Compensation                 Compensation
                                              -------------------                 ------------
                                                                             Other          Securities
Name and                         Fiscal                                      Annual         Underlying
Principal Position               Year          Salary         Bonus          Compensation   Options
------------------               ----          ------         -----          ------------   -------

Thomas V.  Geimer................2000          $100,500    $  75,000(1)         --           100,000(3)
  Chief Executive Officer        1999          $100,000    $  75,000(1)      $ 8,593(2)      100,000(4)
  and Chief Financial

  Officer
Harry J. Fleury..................2000         $  74,823    $    1,327(5)        --
  President                      1999         $  64,760    $   14,708(5)     $  --            50,000(6)

Timothy Fitzpatrick..............2000         $  65,400    $   45,936(7)        --
  Vice President                 1999         $  65,000    $   99,156(7)     $  --            50,000(6)
  Sales and Marketing

----------------------------

(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 1999 and 2000.
(2)      Represents reimbursement of premium on life insurance.
(3) Represents stock options to purchase 100,000 shares at an exercise price of $1.50 per share.
(4) Represents stock options to purchase 100,000 shares at an exercise price of $2.50 per share.
(5) Includes sales commissions earned by Mr. Fleury on revenues from certain international sales.
(6) Represents stock options to purchase 50,000 shares at an exercise price of $2.50 per share, 20,000 of which had vested as of July 31, 2000 and 10,000 of which will vest on each of July 31, 2001, 2002 and 2003.
(7) Represents sales commissions earned by Mr. Fitzpatrick on revenues from certain domestic sales.

         Option Values. The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Fleury, Mr. Geimer and Mr. Fitzpatrick.

                                      -37-


                                Aggregated Option Exercises in 2000 Fiscal Year
                                        and Fiscal Year End Option Values

                           Shares                           Number of Unexercised         Value of Unexercised
                           Acquired on       Value          Options at Fiscal Year        In-the-Money Options
Name                       Exercise         Realized        End                           at Fiscal Year End(1)
----                       --------         --------        -----------------------      -----------------------
                                                            Exer-           Unexer-      Exer-           Unexer-
                                                            cisable         cisable      cisable         cisable
                                                            -------         -------      -------         -------

Harry J. Fleury                0                0          120,000            30,000     $20,300            0

Thomas V.  Geimer              0                0          300,000                 0     $     0            0

Timothy Fitzpatrick            0                0          115,000            30,000     $19,285            0
------------------------------------

(1) Value calculated by determining the difference between the closing sales price on July 31, 2000, of $.563 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

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

Compensation Pursuant to Plans

         Employee Retirement Plan. During fiscal year 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $10,500. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. The Company made no contribution for the fiscal years ended July
31, 1999 or 2000.

                                      -38-

         Deferred Compensation Plan. In January 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based upon recommendations from the Board of Directors. For each of the fiscal years ended July 31, 1999 and 2000, the Company contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2000 was made September 14, 2000.

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

         The Stock Option Plans were approved by the Company's shareholders at a Special Shareholders Meeting held on November 8, 1996. As of July 31, 2000, 25,000 options, exercisable at $7.25, $2.50, and $1.50 per share of Common Stock had been granted to each of Messrs. Wilhelm and Arnold pursuant to the Non-Qualified Plan. As of July 31, 2000, a total of 551,000 options exercisable at $1.50 to $12.00 per share of Common Stock had been granted to employees pursuant to the Qualified Plan.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of July 31, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers, directors and key employees; and (iii) all executive officers and directors as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.


                                                    Shares Beneficially Owned
Name and address                                   --------------------------
of Beneficial Owner                             Number                   Percent
-------------------                            ---------                 -------
Thomas V. Geimer(1), (2)                         340,300                   4.22%

Harry J. Fleury(1), (3), (4)                     213,750                   2.71%

Dr. Franz Huber(1),(5)                           101,000                   1.29%

A. Alexander Arnold III(6)                     1,016,000                  12.97%
845 Third Ave., 6th Flr
New York, NY  10021

David C. Wilhelm(7)                              301,300                   3.85%
333 Logan St. Suite 100
Denver, CO 80203

Executive Officers and Directors               1,871,350                  22.47%
as a Group (4 persons)

---------------------------------

(1) The address for Messrs. Geimer, Fleury, and Huber is 303 E. 17th Ave., #108, Denver, CO 80203.
(2) Does not include 1,140,000 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 2 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options.
(3) Includes 120,000 shares, which may be purchased by Mr. Fleury upon exercise of options.
(4) Does not include options to purchase 30,000 shares which are currently not exercisable but which will vest upon the passage of time in the future.
(5) Represents 98,000 shares, which may be acquired by Mr. Huber upon exercise of options.
(6) Includes 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 141,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 75,000 shares, which may be purchased by Mr. Arnold upon exercise of options.
(7) Includes 162,225 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm and his children are the lifetime beneficiaries, and 64,075 shares held by the David C. Wilhelm Living Trust, of which Mr. Wilhelm is the beneficiary, and 75,000 shares which may be purchased by Mr. Wilhelm upon exercise of options.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

         During fiscal year 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2000, the Board of Directors had authorized deferred compensation totaling $375,000 of which Mr. Geimer was totally vested and $300,000 had been funded.

         There were no other transactions or series of transactions for the fiscal year ended July 31, 2000, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)      Exhibits

                  No exhibits are being filed with this report.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 2000.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ACCELR8 TECHNOLOGY CORPORATION



Date:  November 14, 2000                By:  /s/  Harry J. Fleury
      ------------------                   -------------------------------------
                                                 Harry J. Fleury, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2000                 By:  /s/  Thomas V. Geimer
      -----------------                    -------------------------------------
                                                 Thomas V. Geimer, Secretary,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer



Date: November 14, 2000                 By:  /s/  A. Alexander Arnold III
      -----------------                    -------------------------------------
                                                 A. Alexander Arnold III


Date: November 14, 2000                 By:  /s/  David C. Wilhelm
      -----------------                    -------------------------------------
                                                 David C. Wilhelm

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                             JULY 31, 2000 AND 1999

                         ACCELR8 TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS



                                                                         PAGE


INDEPENDENT AUDITORS' REPORT                                              F-1


BALANCE SHEETS                                                            F-2


STATEMENTS OF OPERATIONS                                                  F-3


STATEMENTS OF SHAREHOLDERS' EQUITY                                        F-4


STATEMENTS OF CASH FLOWS                                                  F-5


NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-19

                          Independent Auditors' Report



To the Board of Directors and Shareholders of Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (the "Company") as of July 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.


                               By:  /s/  Levine, Hughes & Mithuen, Inc.
                                    -------------------------------------
                                         Levine, Hughes & Mithuen, Inc.


Englewood, Colorado
September 15, 2000



                                 ACCELR8 TECHNOLOGY CORPORATION
                                         BALANCE SHEETS
                           FOR THE YEARS ENDED JULY 31, 2000 AND 1999


                                             ASSETS

                                                                       2000            1999
                                                                   ------------    ------------
Current assets:
     Cash and cash equivalents                                     $ 10,359,581    $ 10,257,175
     Accounts receivable                                                277,194       1,108,095
     Prepaid expenses                                                    62,253          58,023
     Income taxes receivable                                               --            13,422
     Deferred tax assets                                                424,128         221,452
                                                                   ------------    ------------
         Total current assets                                        11,123,156      11,658,167

Property and equipment, net                                             180,436         258,237

Software development costs, less accumulated amortization
   of $2,584,492 and $1,762,217, respectively                         1,066,313       1,638,086

Investments                                                             735,813         453,053

Other assets                                                               --            65,000
                                                                   ------------    ------------

Total assets                                                       $ 13,105,718    $ 14,072,543
                                                                   ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    183,751    $    223,398
     Accrued liabilities                                                130,101          61,422
     Deferred maintenance revenue                                       218,838         265,883
     Other deferred revenue                                              89,937         140,000
                                                                   ------------    ------------
         Total current liabilities                                      622,627         690,703
                                                                   ------------    ------------

Long-term liabilities:
     Deferred tax liabilities                                           410,091         627,823
     Deferred license fee revenue                                          --            65,000
     Other long-term liabilities                                        810,813         453,053
                                                                   ------------    ------------
         Total long-term liabilities                                  1,220,904       1,145,876
                                                                   ------------    ------------
           Total liabilities                                          1,843,531       1,836,579
                                                                   ------------    ------------

Commitments and Contingencies (Notes 6 and 8)

Shareholders' equity:
     Common stock, no par value; 11,000,000 shares
        authorized; 7,758,817 and 7,794,617 shares
        issued and outstanding, respectively                          8,301,876       8,353,117
     Contributed capital                                                315,049         315,049
     Retained earnings                                                2,918,862       3,841,398
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                  11,262,187      12,235,964
                                                                   ------------    ------------

Total liabilities and shareholders' equity                         $ 13,105,718    $ 14,072,543
                                                                   ============    ============

                               See independent auditors' report
                               and notes to financial statements



                         ACCELR8 TECHNOLOGY CORPORATION
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2000 AND 1999




                                                    2000           1999
                                                 -----------    -----------
Revenues:
     Consulting fees                             $   109,363    $   226,411
     Product license and customer support fees     1,073,124      2,277,266
     Resale of purchased software                    384,902        394,307
                                                 -----------    -----------
        Total net revenues                         1,567,389      2,897,984
                                                 -----------    -----------

Costs and expenses:
     Costs of services                               554,379        472,661
     Cost of software purchased for resale            89,632         53,438
     General and administrative                    1,527,304        997,830
     Marketing and sales                             817,354      1,198,413
     Amortization                                    822,276        624,892
     Depreciation                                     73,521         77,640
                                                 -----------    -----------
        Total costs and expenses                   3,884,466      3,424,874
                                                 -----------    -----------

Loss from operations                              (2,317,077)      (526,890)
                                                 -----------    -----------

Other income (expense):
     Interest income                                 581,938        492,978
     Unrealized holding gain on investments          242,598         54,051
     Realized gain on sale of investments             37,278         18,913
     Other expense                                      (735)          --
                                                 -----------    -----------
        Total other income                           861,079        565,942
                                                 -----------    -----------

Income (loss) before income taxes                 (1,455,998)        39,052

Income tax benefit                                   533,462         31,380
                                                 -----------    -----------

Net income (loss)                                $  (922,536)   $    70,432
                                                 ===========    ===========

Net income (loss) per share:
     Basic                                       $      (.12)   $      0.01
                                                 ===========    ===========

     Diluted                                     $      (.12)   $      0.01
                                                 ===========    ===========

Weighted average shares outstanding:
     Basic                                         7,767,081      7,821,855
                                                 ===========    ===========

     Diluted                                       7,767,081      8,036,492
                                                 ===========    ===========


                        See independent auditors' report
                        and notes to financial statements



                                             ACCELR8 TECHNOLOGY CORPORATION
                                           STATEMENTS OF SHAREHOLDERS' EQUITY
                                       FOR THE YEARS ENDED JULY 31, 2000 AND 1999





                                        Common Stock                                        Shares Held       Total
                               -----------------------------   Contributed     Retained     For Employee   Shareholders'
                                  Shares            Amount       Capital       Earnings        Benefit        Equity
                               -----------       -----------   -----------   ------------   ------------    -----------
Balances, July 31, 1998          7,858,617       $ 8,543,477   $   315,049   $  3,770,966   $   (273,600)   $12,355,892

   Cost of repurchasing common
      stock                        (64,000)         (190,360)         --             --             --         (190,360)

   Net income                         --                --            --           70,432           --           70,432
                               -----------       -----------    -----------   -----------   ------------    -----------

Balances, July 31, 1999          7,794,617         8,353,117       315,049      3,841,398       (273,600)    12,235,964

   Cost of repurchasing common
      stock                        (35,800)          (51,241)         --             --             --          (51,241)

   Net loss                           --                --            --         (922,536)          --         (922,536)
                               -----------       -----------    -----------   -----------   ------------    -----------

Balances, July 31, 2000          7,758,817       $ 8,301,876    $   315,049   $ 2,918,862   $   (273,600)   $11,262,187
                               ===========       ===========    ===========   ===========   ============    ===========


                                            See independent auditors' report
                                            and notes to financial statements

                                                           F-4


                              ACCELR8 TECHNOLOGY CORPORATION
                                 STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JULY 31, 2000 AND 1999




                                                                  2000            1999
                                                              ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                        $   (922,536)   $     70,432
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
         Amortization                                              822,276         624,892
         Depreciation                                               73,521          77,640
         Loss from disposal of assets                               10,735            --
         Unrealized holding gain on investments                   (242,598)        (54,051)
         Realized gain on sale of investments, interest and
            dividends reinvested                                   (40,162)        (18,913)
         Deferred income tax benefit                              (420,408)        (45,672)
     Net change in assets and liabilities:
         Accounts receivable                                       895,901        (228,403)
         Prepaid expenses                                           (4,230)         41,354
         Income taxes receivable                                    13,422         457,198
         Accounts payable                                          (39,647)       (178,775)
         Accrued liabilities                                        68,679        (130,665)
         Other deferred revenue                                   (115,063)        205,000
         Deferred maintenance revenue                              (47,045)         70,288
         Other long-term liabilities                               357,760         147,964
                                                              ------------    ------------
           Net cash provided by operating activities               410,605       1,038,289
                                                              ------------    ------------

Cash flows from investing activities:
     Software development                                         (250,503)       (912,431)
     Purchase of property and equipment                             (6,995)        (42,556)
     Proceeds from sale of property and equipment                      540            --
     Purchase of investments                                          --           (75,000)
                                                              ------------    ------------
           Net cash used in investing activities                  (256,958)     (1,029,987)
                                                              ------------    ------------

Cash flows from financing activities:
     Repurchase of common stock                                    (51,241)       (190,360)
                                                              ------------    ------------
           Net cash used in financing activities                   (51,241)       (190,360)
                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents:              102,406        (182,058)

Cash and cash equivalents,
     Beginning of year:                                         10,257,175      10,439,233
                                                              ------------    ------------

Cash and cash equivalents,
     End of year:                                             $ 10,359,581    $ 10,257,175
                                                              ============    ============

Supplemental information:
     Cash received for income taxes                           $   (126,476)   $   (442,900)
                                                              ============    ============


                             See independent auditors' report
                             and notes to financial statements

                                            F-5


                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Organization and Nature of Business:

          Accelr8 Technology Corporation ("Accelr8" or the "Company") is a provider of software tools and consulting services for the modernization of solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Corporation as a result of its purchase of DEC. The Company's consulting services and software conversion tools enable the Company's customers to analyze and implement conversions to UNIX, Linux and NT in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies.

          Use of Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          Bad Debts:

          Bad debts are provided for using the allowance method based on historical experience and ongoing evaluation of outstanding accounts receivable. Based on the Company's collection experience, management determined no allowance for bad debts was necessary for the years ended July 31, 2000 and 1999.

          Property and Equipment:

          Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in other expense. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from five to seven years. Depreciation expense for the years ended July 31, 2000 and 1999 was $73,521 and $77,640, respectively.

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

          Amortization of capitalized software development costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bear to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. Amortization expense relating to software development costs for the years ended July 31, 2000 and 1999 was $822,276 and $624,892, respectively. Research and development costs charged to operations for the years ended July 31, 2000 and 1999 was $148,498 and $0, respectively.

          Long-Lived Assets:

          The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As of July 31, 2000 and 1999, management believes there was no impairment of the Company's long-lived assets.

          Revenue Recognition:

          Consulting services:
          -------------------
          For years ended July 31, 2000 and 1999, consulting revenue is recognized as services are performed.

          Software license contracts ("SLC"):
          -----------------------------------
          For years ended July 31, 2000 and 1999, SLC revenue is recognized when the Company substantially completes its obligations under the agreement and the customer has accepted the product.

          Post contract support ("PCS"):
          ------------------------------
          For year ended July 31, 2000 and 1999, the Company recognized revenue using either the straight-line method or ratably over the term of the PCS agreement based upon historical evidence.

          Reseller of purchased software and post contract support ("PCS"):
          -----------------------------------------------------------------
          For years ended July 31, 2000 and 1999, the Company periodically functioned as a value-added reseller of computer software and bundled PCS agreements to its customers. The Company generally recognizes revenue upon delivery of the computer software. However, when the PCS agreement extends over one year, the PCS revenue is recognized over the term of agreement.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          Sales returns and allowances:
          -----------------------------
          The Company provides for sales returns and allowances on an accrual basis.

          Effective August 1, 1998, the Company adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition". SOP 97-2 has not changed the basic rules of revenue recognition previously contained in SOP 91-1 but does provide additional guidance, particularly with respect to multiple deliverables and "when and if" available products. The effect of adopting SOP 97-2 was not significant.

          Deferred Revenue:

          Deferred consulting revenue represents amounts billed but not yet earned under consulting agreements. Deferred maintenance revenue represents amounts billed but not yet earned under maintenance agreements. Deferred license fee revenue represents amounts billed but not yet earned under license agreements.

          An agreement dated January 30, 1998 with a major company provided for licensing of tools and providing support for a three-year period. Initially, lacking any historical data on this contract, the Company began amortizing deferred maintenance revenue ratably over the thirty-six month term. At the end of the first year of the contract, this amortization method was modified based upon a change in estimate, as a result of a review of the actual costs of servicing the contract in the initial year and the then-estimated costs expected to be incurred in future years. This review indicated approximately 85% of the expected costs were incurred in the first contract year and, accordingly, the amount of revenue recognized was increased by an additional $310,000 during the year ended July 31, 1999.

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

          Earnings Per Share:

          During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share. The Company adopted this statement in fiscal year 1998 and all earnings per share data have been restated to reflect the new standard. For the year ended July 31, 2000, common stock equivalents are not material and do not affect the loss per share. Common stock equivalents, which include stock options, are not included in the calculation of loss per share since they are anti-dilutive.


                                          ACCELR8 TECHNOLOGY CORPORATION
                                           NOTES TO FINANCIAL STATEMENTS



NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

          Earnings Per Share:  (continued)

          The following table is a reconciliation of basic and diluted earnings per share for the years ended July 31, 2000 and 1999:

                                                   2000                                    1999
                                 --------------------------------------    --------------------------------------
                                   Loss           Shares         Loss       Income        Shares        Earnings
                                (Numerator)    (Denominator)  Per Share   (Numerator)  (Denominator)    Per Share
                                 ----------     -----------   ---------    ----------   -----------    ----------

          Net income (loss)      $ (922,536)                               $   70,432
                                 ==========                                ==========

          Basic earnings (loss)
           per share:
          Income (loss) available
           to common
           shareholders          $ (922,536)    7,767,081     $    (.12)   $   70,432    7,821,855     $     0.01
                                                              ==========                               ==========
          Effect of dilutive
           securities:

           Stock options               --            --            --            --        214,637
                                 ----------     ---------     ----------   ----------    ---------

          Diluted earnings
           (loss) per share      $ (922,536)   $7,767,081     $    (.12)   $   70,432    8,036,492     $     0.01
                                 ===========   ==========     ==========   ==========    =========     ==========

          Advertising:

          The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was $23,685 and $107,815 for the years ended July 31, 2000 and 1999, respectively.

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

          Comprehensive Income:

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective August 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components
          (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company, as of July 31, 2000 and 1999, does not have any other items that would be included in comprehensive income.

          Financial Instruments:

          The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2000, the Company's uninsured cash balance was approximately $10,100,000.



          Recent Accounting Pronouncements:

          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred unless certain capitalization criteria are met. The effect of this statement does not have a material impact on the Company's financial position or results of operations.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities as those costs are incurred. The Company adopted SOP 98-5 effective August 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1998, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. The Company does not expect the adoption of this statement to have a material effect on the Company's financial position or results of operations.

NOTE 2    PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and are comprised of the following at July 31:

                                                          2000          1999
                                                       ----------    ----------

              Computer equipment                       $  392,289    $  386,274
              Furniture and fixtures                       96,965       111,927
                                                       ----------    ----------
              Total property and equipment                489,254       498,201
              Less accumulated depreciation              (308,818)     (239,964)
                                                       ----------    ----------
                 Net property and equipment            $  180,436    $  258,237
                                                       ==========    ==========

NOTE 3    SHAREHOLDERS' EQUITY

          Stock Option Plans:

          The Company has option agreements with a key executive and three stock-based compensation plans which are discussed below:

          Option and Warrant Agreement with Key Executive:

          In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chairman of the Board ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 6. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman's employment over a ten-year period after such occurrence or sooner at the Company's discretion.

          In accordance with generally accepted accounting principles the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes.

          Employee Stock Option Plan:

          The Employee Stock Option Plan (the "Employee Plan") permits the grant of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which does not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company has reserved 475,000 shares of its authorized but unissued common stock for stock options to be granted under the Employee Plan. There are no shares which remain available under the Employee Plan for future grants. Under the terms of the Employee Plan, options vest at 25% annually. As of July 31, 2000, 335,000 options have been granted and remain outstanding under the Employee Plan.

          Incentive Stock Option Plan:

          The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which have a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant. Under the terms of the Incentive Plan, options vest 100% upon grant. During fiscal 2000, the Company issued an additional 157,000 options and 76,000 options expired under this plan, resulting in 551,000 options being outstanding at July 31, 2000.

          Non-Qualified Stock Option Plan:

          The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which have a maximum ten-year life, is established by the Company's compensation committee on the date of grant. Under the terms of the Non-Qualified Plan, options vest 100% upon grant. During fiscal 2000, the Company issued an additional 50,000 options under the Non-Qualified Plan. As of July 31, 2000, 150,000 options have been granted and remain outstanding under the Non-Qualified Plan.

          Accounting For Employee Based Option Plans:

          The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options issued in conjunction with the stock option agreements and stock-based compensation plans discussed above.



NOTE 3    SHAREHOLDERS' EQUITY  (continued)

          Accounting For Employee Based Option Plans:  (continued)

          Had compensation cost been determined based upon the fair value at the grant date under these agreements consistent with SFAS No. 123, the Company's fiscal 2000 and 1999 net income and earnings per share amounts would have been reduced to the pro forma amounts indicated below:

                                                                   Year            Year
                                                                   Ended           Ended
                                                               July 31, 2000   July 31, 1999

                  Net income (loss) - as reported              $   (922,536)   $     70,432
                                                               ============    =============

                  Net loss - pro forma                         $ (1,108,310)   $    (871,229)
                                                               ============    =============
                  Earnings (loss) per share - as reported:

                    Basic                                      $       (.12)   $        0.01
                                                               ============    =============

                    Diluted                                    $       (.12)   $        0.01
                                                               ============    =============

                  Loss per share - pro forma:
                    Basic                                      $       (.14)   $      (0.11)
                                                               ============    ============

                    Diluted                                    $       (.14)   $      (0.11)
                                                               ============    ============


          The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000: no dividend yield; risk free interest rate of 5.25%; expected life of 10 years; and expected volatility of 104.26%. 1999: no dividend yield;
          risk-free interest rate of 5.61%; expected life of 10 years; and expected volatility of 106.73%. The weighted average fair value of options granted in 2000 and 1999 was $1.39 and $2.19, respectively.
          The weighted average remaining contractual life of options outstanding at July 31, 2000 was 4.6 years.

          The following table summarizes information on stock option activity for the Executive Options, the Employee Plan, the Incentive Plan and the Non-Qualified Plan:

                                                                                                  Weighted Average
                                                             Number of        Exercise Price       Exercise Price
                                                              Shares           Per Share             Per Share
                                                             --------          ---------             ---------
          Options outstanding,
              July 31, 1998                                   588,500    $  0.36    -    $23.88       $    6.25
          Options granted                                     390,000       2.50    -      5.00            3.00
          Options exercised                                   (73,500)      4.00    -     23.88           18.96
                                                            ---------

          Options outstanding, July 31, 1999                  905,000       0.36    -     23.50            3.82
          Options granted                                     207,000       1.50    -      3.00            1.77
          Options expired or cancelled                        (76,000)      1.94    -     23.50            9.92
                                                            ---------

          Options outstanding, July 31, 2000                1,036,000  $    0.36    -    $12.00       $    2.96
                                                            =========

          As of July 31, 2000, 941,500 options outstanding are currently exercisable.

                                                                      F-12

          Repurchase of Common Stock:

          On July 30, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The repurchase of the Company's common stock was based upon the Board of Directors' belief that the Company's common stock was undervalued considering the Company's potential earnings and prospects for future operations. Repurchases may be made periodically in the open market, block purchases, or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares.

          From August 1, 1998 through July 31, 1999, the Company repurchased a total of 64,000 shares of its common stock at a cost of $190,360. For the year ended July 31, 2000, the Company repurchased a total of 35,800 shares of its common stock at a cost of $51,241.

NOTE 4    MAJOR CUSTOMERS AND FOREIGN REVENUE

          In fiscal year 2000, revenue of $202,953 (13%) and $170,205 (11%) was derived from sales to two separate customers. In fiscal year 1999, revenue of $479,983 (17%) and $333,200 (12%) was derived from sales to two separate customers. The Company's operations are located entirely within the United States. However, in fiscal years 2000 and 1999, $65,028 (4%) and $399,400 (14%), respectively, of the Company's revenues were to foreign customers.

NOTE 5    INCOME TAXES

          Income tax benefit (provision) consists of the following for the years ended July 31:

                                                 2000             1999
                                           --------------     -------------

                  Current                  $      113,054     $     (14,292)
                  Deferred                        420,408            45,672
                                           --------------     -------------
                  Income tax benefit       $      533,462     $      31,380
                                            ==============     =============

          Income tax benefit (provision) includes the following federal and state components for the years ended July 31:

                                                 2000             1999
                                           --------------     -------------

                  Federal                  $      475,072     $      50,953
                  State                            58,390           (19,573)
                                           --------------     -------------

                  Income tax benefit       $      533,462     $      31,380
                                           ==============     =============

          The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                         2000         1999
                                                     ----------    ----------

              Deferred tax assets:
               Net operating loss                     $ 358,498    $   71,004
               Deferred revenue                          48,405        95,718
               General business credit                   17,225        54,730
                                                      ---------    ----------

                    Total                               424,128       221,452


              Deferred tax liabilities:
               Depreciation and amortization           (410,091)     (627,823)
                                                      ---------    ----------

              Net deferred tax asset (liability)      $  14,037    $ (406,371)
                                                      =========    ==========

          Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income for the years ended July 31, 2000 and 1999 as follows:

                                                               2000      1999
                                                              ------    ------

              Total expense (benefit) computed by:
              Applying the U.S. Federal statutory rate        (34.0)%    34.0)%
              State income taxes, net of federal tax benefit   (4.0)     (4.0)
              General business credits and other                1.4     (42.3)
                                                              ------    ------

                  Effective tax rate (benefit)                (36.6)%   (80.3)%
                                                              ======    ======

          The Company has net operating losses of approximately $996,000 that are available to be carried back or forward. The net operating loss will expire in year 2020. Additionally, the Company has unused general business credit of approximately $17,000 that is available to offset future income taxes. The general business tax credit will expire in year 2014.

NOTE 6        COMMITMENTS

              Operating Leases:

          The Company has an operating lease agreement for office space through December 31, 2000. Future minimum lease payments for the year ending July 31, 2001 are approximately $57,500. Total rent expense was approximately $147,182 and $134,674 in fiscal 2000 and 1999, respectively.

          The Company also leases telephone equipment under the terms of an operating lease. The lease calls for monthly payments of $3,227 and expires August 31, 2002. Future minimum lease payments are as follows:

                 Year Ending July 31

                       2001                         $    38,724
                       2002                              38,724
                       2003                               3,227
                                                    -----------
                                                    $    80,675
                                                    ===========

          Rent expense was $38,724 for the year ended July 31, 2000.

          Employee Retirement Plan:

          During the year ended July 31, 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to 15% of their compensation subject to dollar limitations of the Internal Revenue Code. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. There were no contributions for the years ended July 31, 2000 and 1999.

          Investments and Deferred Compensation Arrangement:

          During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. Awards of $75,000 were granted for the year ended July 31, 2000. Awards of $75,000 were granted and funded with a deposit to the "Rabbi" Trust during the year ended July 31, 1999. The funds are subject to the general claims of creditors and are included in investments as of July 31, 2000 and 1999.

          The following information is provided related to the trust assets, which primarily consist of equity securities as of July 31, 2000 and 1999, which based upon the Company's intended use of the investments have been classified as trading securities. Unrealized holding gains on trading securities are included in income.

                                                   2000               1999
                                               -------------     ---------------

                  Cost basis                   $     368,447     $       300,000
                   Unrealized holding gains          367,366             153,053
                                               -------------     ---------------

                  Aggregate fair value         $     735,813     $       453,053
                                               =============     ===============

          Employment Agreements:

          The Company has entered into employment agreements with Thomas V. Geimer, Harry J. Fleury, James Godkin and Franz Huber. Mr. Geimer's employment agreement is for a two year term, is automatically renewable for one year increments, and provides for a yearly salary of $100,000 with deferred compensation of $75,000 per year. Mr. Geimer's agreement also contains provisions under which the Company will be obligated to pay Mr. Geimer five times his annual salary and deferred compensation in the amount of $50,000 (i.e., an aggregate of $750,000) if a change of control as defined in the agreement occurs. The two year employment agreements for Messrs. Fleury, Godkin and Huber are automatically renewable for one year increments, and provide for annual salary payments of $75,000, $58,000 and $80,000, respectively. The employment agreements also provide for annual bonuses in the discretion of the Company, and Mr. Fleury will be paid commissions relating to the generation of foreign sales of the Compan s products and services. The agreements for Messrs. Fleury, Godkin and Huber also contain provisions under which the Company will be obligated to pay them two times their annual salary in the event that change of control as defined in their agreements occurs.

NOTE 7    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2000 and 1999.

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

NOTE 8    LEGAL PROCEEDINGS

          The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. The Company is not able to predict the outcome of the litigation described below with any degree of certainty, and there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company.

          On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed suit in the United States District Court for the District of Colorado against Accelr8 Technology Corporation, Thomas V. Geimer, Harry J. Fleury and James Godkin. The SEC seeks an injunction permanently restraining and enjoining each Defendant from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; Section 13(a) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder; and that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Securities Exchange Act of 1934. No civil penalty is sought against Accelr8. An unspecified civil penalty in an amount to be determined by the Court is sought against Messrs. Geimer, Fleury, and Godkin.

          The SEC alleges that the defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings. The SEC also alleges that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records and made misrepresentations to the Company's accountants. The Company and the individual defendants have moved for summary judgment on the alleged violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. A hearing on the Motion for Summary Judgment is scheduled for January 9, 2001. No trial date has been set. Accelr8 and the individual defendants believe that they have substantial defenses to the violations alleged. However, there are no assurances that the resolution of this case will not have a material adverse effect on the Company. The Company is paying the costs of its own defense, as well as the costs of defense of the individual defendants under its indemnification obligations. These costs may be material to the Company.

          On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury.

          On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and Accelr8 Technology Corporation as a nominal defendant. These actions have been consolidated. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which adds James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, essentially making the same allegations as were made by the SEC. The Defendants have not yet responded to that Amended Complaint. On October 23, 2000, a Motion for Class Certification was filed. The Defendants have not yet responded to that motion. Accelr8, Mr. Geimer, Mr. Fleury and Mr. Godkin have answered the Hongerholt derivative complaint, and have denied all claims. Accelr8 believes it has substantial defenses to these claims, but there are no assurances that the resolution of these actions will not have a material adverse effect on the Company. The consolidated putative class actions, including the Hongerholt derivative action, have not been set for trial. The Company is paying the costs of its own defense, as well as the costs of the defense of the individual defendants under its indemnification obligations. These costs may be material to the Company.

          On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of Accelr8, against Thomas Geimer, Alexander Arnold and David Wilhelm. This action alleges various breaches of fiduciary duty arising out of the activities alleged by the SEC, as well as the Company's determination to defend against the SEC's allegations. Mr. Geimer filed a Motion to Dismiss this action, which Motion was denied. Thereafter, Mr. Geimer filed an answer denying the claims.

          Mr. Wilhelm and Mr. Arnold have also filed Motions to Dismiss, which motions are still pending. Although no claims are asserted against Accelr8 in this action, Accelr8 is bearing the costs of defense in accordance with indemnification agreements with Mr. Geimer, Mr. Wilhelm, and Mr. Arnold. These costs may be material to the Company.

          On July 14, 2000, the Agricultural Excess and Surplus Insurance Company, which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officer's liability policy. The insurance company alleges that it was fraudulently induced to enter into the contract of insurance because of claimed knowing material misrepresentations about the capabilities of certain of the Company's products made in the Company's Form 10-K filed with the SEC. Accelr8 has moved to dismiss the Complaint, which motion is still pending. Although Accelr8 believes the insurance company's claim to be not well-founded, there is no assurance that the resolution of this case will not have a materially adverse effect on the Company.

          In August 1998, and thereafter, Defendants John R. Kuney, Albert Wallace and Diana Wallace posted defamatory statements on various investment service "message boards" relating to the Company on the internet, which is the subject of the matter of the Company's claims against those parties. The Company filed suit against various unnamed parties in the District Court, City and County of Denver, State of Colorado (Case No. 99 CV 7818), and as a result of discovery was able to determine the identities of the parties who had posted the defamatory statements and to amend the Company's complaint to specifically name these parties as defendants. Defendant Albert Wallace filed counterclaims against the Company for retaliatory discharge, wrongful discharge, and for luring and abuse of process. Defendant Diana Wallace also filed a counterclaim for abuse of process. A bi-furcated trial of this matter currently is set as follows: Lawsuit against John R. Kuney set for a three-day trial beginning March 12, 2001. A two-week trial set for the lawsuit against Albert R. Wallace and Diana Wallace beginning on May 14, 2001. The parties are engaged in pre-trial discovery. The Company is pursuing prosecution of its claims and defending the counterclaims filed against it. Management believes that it has substantial defenses to the counterclaims brought against the Company; however, there can be no assurance that resolution of these cases will not have a material adverse effect on the Company. The Company is paying the costs of this litigation, as well as the costs of defense of the counterclaims under its indemnification obligations. These costs may be material to the Company.

NOTE 9    SUBSEQUENT EVENT (unaudited)

          On November 1, 2000, the Company announced the signing of a non-binding letter of intent to acquire 100% ownership of OpTest TM Technology from DDX, Inc., a privately owned Colorado corporation located in Denver, Colorado. The acquisition is subject to the completion of satisfactory due diligence and certain other conditions. OpTest TM Platform Technologies have a wide range of potential application to human and veterinary clinical and point of care diagnostics. The technologies are being developed as easy to use, cost-effective, highly sensitive and portable systems for rapid detection and quantification of molecular and microscopic scale affinity binding events.

          The terms of the agreement call for $500,000 cash and the issuance of approximately 1,925,000 common shares of the Company. This transaction is valued at $3,000,000 and contemplates a commitment from the Company to invest up to an additional $1,000,000 in research and development over the next twelve months. The transaction is expected to close by December 31, 2000.