Form 10QSB
period 2000-10-31
ACCELR8 TECHNOLOGY CORP
filed 2000-12-15
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended October 31, 2000
                                                   -----------------


             [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                    For the transition period from ________ to ________

                    Commission file number         0-11485
                                          -----------------------------

                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                        84-1072256
 -------------------------------                         -----------------
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

    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No
    -----  -----

Number of shares outstanding of the issuer's Common Stock:

          Class                                 Outstanding at October 31, 2000
--------------------------                      -------------------------------
Common Stock, no par value                                 7,733,817

                         Accelr8 Technology Corporation

                                      INDEX


                                                                            Page
PART I.           FINANCIAL INFORMATION                                     ----

     Item 1.      Financial Statements

                  Balance Sheets - as of
                    October 31, 2000 and July 31, 2000                       3

                  Statements of Operations
                    for the three months ended October 31, 2000 and 1999     4

                  Statements of Cash Flows
                    for the three months ended October 31, 2000 and 1999     5

                  Notes to Financial Statements                              6-7

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations            7-8

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                           10


SIGNATURES                                                                   10



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                                  Accelr8 Technology Corporation
                                          Balance Sheets
                                            (Unaudited)
                                                                     October 31,      July 31
                                                                        2000            2000
ASSETS                                                              ------------    ------------
Current Assets:
     Cash and cash equivalents                                      $ 10,359,151    $ 10,359,581
     Accounts receivable, net                                            159,790         277,194
     Prepaid expenses                                                     60,726          62,253
     Income taxes receivable                                             338,582            --
     Deferred tax assets                                                  31,517         424,128
                                                                    ------------    ------------
         Total current assets                                         10,949,766      11,123,156
                                                                    ------------    ------------
Property and equipment, net                                              162,361         180,436
                                                                    ------------    ------------
Software development costs, less accumulated
       Amortization of $2,743,492 and $2,584,492 respectively            923,307       1,066,313
                                                                    ------------    ------------
Investments                                                              766,358         735,813
                                                                    ------------    ------------
Total assets                                                        $ 12,801,792    $ 13,105,718
                                                                    ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                               $    247,138    $    183,751
     Accrued liabilities                                                  38,218         130,101
     Deferred revenue                                                     53,750          89,937
     Deferred  maintenance revenue                                       251,585         218,838
                                                                    ------------    ------------
         Total current liabilities                                       590,691         622,627
                                                                    ------------    ------------
Long Term Liabilities:
     Deferred tax liabilities                                            356,062         410,091
     Other long-term liabilities                                         785,109         810,813
                                                                    ------------    ------------
       Total long-term liabilities                                     1,141,171       1,220,904
                                                                    ------------    ------------
          Total liabilities                                            1,731,862       1,843,531
                                                                    ------------    ------------
Shareholders' Equity
     Common stock, no par value; 11,000,000 shares authorized;
       7,733,817 and 7,758,817 shares issued and outstanding,
       respectively                                                    8,290,621       8,301,876
     Contributed capital                                                 315,049         315,049
     Retained earnings                                                 2,737,860       2,918,862
     Shares held for employee benefit  (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                    ------------    ------------
         Total shareholders' equity                                   11,069,930      11,262,187
                                                                    ------------    ------------
Total Liabilities And Shareholders' Equity                          $ 12,801,792    $ 13,105,718
                                                                    ============    ============



                         Accelr8 Technology Corporation

                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                     --------------------------
                                                      October 31,   October 31,
                                                         2000          1999
                                                     ------------   -----------

Revenues:
     Consulting fees                                 $     3,500    $    48,591
     Product license and customer support fees           200,111        344,231
     Resale of software purchased                        156,223        130,575
     Provision for returns and allowances                 (3,500)       (13,600)
                                                     -----------    -----------
         Net Revenues                                    356,334        509,797
                                                     -----------    -----------
Costs and Expenses:
     Cost of services                                    140,397        112,357
     Cost of software purchased for resale                30,032         37,763
     General and administrative                          231,472        316,648
     Marketing and sales                                  76,807        234,547
     Amortization                                        159,000        201,000
     Depreciation                                         18,075         18,825
                                                     -----------    -----------
         Total Expenses                                  655,783        921,140
                                                     -----------    -----------
Income (loss) from operations                           (299,449)      (411,343)
                                                     -----------    -----------
Other income (expense)
     Interest income                                     165,955        131,476
     Unrealized holding gain (loss) on investments       (67,153)        63,350
     Realized gain (loss) on sale of investments          19,645           (966)
                                                     -----------    -----------
     Total other income                                  118,447        193,860
                                                     -----------    -----------
Income (loss) before income taxes                       (181,002)      (217,483)
Income tax benefit                                             0         77,758
                                                     -----------    -----------
Net Income (Loss)                                    $  (181,002)   $  (139,725)
                                                     ===========    ===========
Net income (loss) per share - basic                  $      (.02)   $      (.02)
                                                     ===========    ===========

Net income (loss) per share - diluted                $      (.02)   $      (.02)
                                                     ===========    ===========

Weighted average shares outstanding - basic            7,758,545      7,784,813
                                                     ===========    ===========

Weighted average share outstanding - diluted           7,758,545      7,925,476
                                                     ===========    ===========



                         Accelr8 Technology Corporation
                            Statements Of Cash Flows
                                   (Unaudited)

                                                                      Three Months Ended
                                                                      -------------------
                                                                  October 31,     October 31,
                                                                      2000           1999
                                                                      ----           ----

Cash flows from operating activities:
     Net income (loss)                                           $   (181,002)   $   (139,725)
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Amortization                                                 159,000         201,000
         Depreciation                                                  18,075          18,825
         Unrealized holding (gain) loss on investments                 67,153         (63,350)
         Realized (gain) loss on sale of investments, interest
            and dividends reinvested                                  (22,698)         (1,091)
         Deferred income tax benefit                                     --           (77,758)
     Net change in assets and liabilities:
         Accounts receivable                                          117,404         463,375
         Prepaid expenses                                               1,527          17,692
         Accounts payable                                              63,387          10,092
         Accrued liabilities                                          (91,883)         (1,467)
         Other deferred revenue                                        32,747          15,700
         Deferred maintenance revenue                                 (36,187)        (70,987)
         Other long-term liabilities                                  (25,704)         83,192
                                                                 ------------    ------------
         Net cash provided by operating activities                    101,819         455,498
                                                                 ------------    ------------
Cash flows from investing activities:
     Software development                                             (15,994)       (104,779)
     Purchase of property and equipment                                  --            (1,363)
     Purchase of investment                                           (75,000)           --
                                                                 ------------    ------------
         Net cash used in investing activities                        (90,994)       (106,142)
                                                                 ------------    ------------
Cash flows from financing activities:
     Repurchase of common stock                                       (11,255)        (47,728)
                                                                 ------------    ------------
         Net cash used in financing activities                        (11,255)        (47,728)
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                     (430)        301,628

Cash and cash equivalents,
     Beginning of year:                                            10,359,581      10,257,175
                                                                 ------------    ------------
Cash and cash equivalents,
     End of period:                                              $ 10,359,151    $ 10,558,803
                                                                 ============    ============

                                      -5-

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

              For the three months ended October 31, 2000 and 1999


Note 1.   Financial Statements

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited financial statements dated July 31, 2000, included in the Company's annual report on Form 10-KSB as filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist later in the year.

        The management of the Company believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. It is reasonably possible that the Company's recorded estimate of its capitalized software amortization may change in the near term.

Note 2.  Reclassification

        Certain reclassifications have been made in the 1999 financial statements to conform to the classifications used in 2000.

Note 3.  Income Taxes

        There was no income tax expense attributable to income from operations for the quarter ended October 31, 2000 due to loss incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carry forward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 2000 and 1999 are as follows:

                                                    2000                1999
                                                  --------            --------

      Net operating loss                          $ 65,161            $131,038
      Deferred income                                7,088              80,962
      Tax credits                                   21,208              54,730
                                                  --------            --------

             Total gross deferred tax asset         93,457             266,730
             Valuation allowance                   (61,940)               --
                                                  --------            --------

             Net deferred tax asset               $ 31,517            $266,730
                                                  ========            ========

      Deferred tax liabilities -
        Amortization and depreciation             $356,062            $595,344
                                                  ========            ========




Note 4.  Earnings Per Share



                                            October 31, 2000                             October 31, 1999
                               ----------------------------------------      --------------------------------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share

Net Income                     $(181,002)           --                       $(139,725)           --
                               ==========                                    ==========

Basic earnings per share:
  Income (loss) available to
  common shareholders           (181,002)      7,758,545       $(.02)         (139,725)      7,784,813    $(.02)
                                                                                                            ====

Effect of dilutive securities:
  Stock options                     --              --                            --           140,663
                               -----------     ---------                     ----------      ---------

Diluted earnings (loss)
  per share                    $    --         7,758,545       $(.02)        $(139,725)      7,925,476    $(.02)
                               ===========     =========       ======        ==========      =========    ======


Note 5.   Repurchase of Common Stock:


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

        Between August 1, 2000 and October 31, 2000 the Company repurchased a total of 25,000 shares of its common stock at a cost of $11,255. During the three month period ended October 31, 1999 the Company repurchased a total of 30,000 shares of its common stock at a cost of $47,728.

Note 6.  Common Stock Options

         At October 31, 2000 there were 961,000 option shares outstanding at prices ranging from $.36 to $12.00 with expiration dates between November 10, 2000 and August 27, 2009. Included in the 961,000 options are 335,000 options that do not expire as long as the recipient remains an employee of the Company.
The remaining number of option shares available for issuance under the Company's stock option plans were 374,000.

        No options were exercised during the three months ended October 31, 2000.

Note 7.  Legal Proceedings

        The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. However, the Company is not able to predict the outcome of the litigation described below so there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company. At the time of filing this report, the Company is involved with seven lawsuits, excluding one involving a former employee. On
November 16, 1999, the United States Securities and Exchange Commission ("SEC")

                                      -7-

filed a complaint in the United States District Court for the District of Colorado. More complete information relating to this action may be found in the Company's Form 10-KSB for the fiscal year ended July 31,2000. In addition, five other civil lawsuits have been filed by persons claiming to be shareholders that are based upon the allegations contained in the SEC's complaint. A seventh lawsuit has been filed as a derivative action naming the Company's directors and alleging among other matters breaches of fiduciary duty. Management does not believe that the allegations contained in these lawsuits have merit and is vigorously contesting them. For additional information, please see the Company's annual report on Form 10-KSB as filed November 14, 2000, with the SEC, Part I-Other Information, Item 3. Legal Proceedings.

Note 8  Delisting from NASDAQ

The Company's common stock was delisted from the NASDAQ National Market System effective November 21, 2000 for failure to maintain a closing bid price and a market value of public float of at least $1.00 per share and $5,000,000 respectively. The Company has appealed this decision to the Nasdaq Listing and Hearing Review Council. For additional information, please see the Company's annual report on Form 10-KSB as filed November 14, 2000, with the SEC, Part II,
Item 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

        Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations: October 31, 2000 compared to October 31, 1999

        Net revenues for the quarter ended October 31, 2000 were $356,334 after a provision of $3,500 or 1.0% of total revenues for possible returns and allowances, a decrease of $153,463 or 30.1% as compared to the quarter ended October 31, 1999. Consulting fees for the quarter ended October 31, 2000 were $3,500 a decrease of $45,091 or 92.8% as compared to the quarter ended October 31, 1999, and represented 1.0% of net revenues. Product license and customer support fees for the quarter ended October 31, 2000, were $200,111 a decrease of $144,120 or 41.9% as compared to the quarter ended October 31, 1999, and represented 56.2% of net revenues. Revenues from the resale of purchased software for the quarter ended October 31, 2000, were $156,223 an increase of $25,648 or 19.6% as compared to the quarter ended October 31, 1999, and represented 43.8% of net revenue. Sales during the last fiscal year and the first quarter of this year were negatively impacted because many IT organizations simply "locked down" their computer environments, thus minimizing business interruptions caused by the introduction of new software into a "stabilized" environment. This is reflected in the dilemma faced by IT managers over whether post Y2K IT budgets should be directed towards legacy system extension or modernization vs. new expenditures being prioritized towards becoming internet "enabled" for implementation of B2B or B2C enterprise wide solutions. While the company's tools and services can support either corporate direction the selection of vendors by end users is taking extraordinarily long due to wide fluctuation in personnel costs and contract costs.

        During the quarter ended October 31, 2000, sales to the Company's three largest customers were $149,202; $61,900; and $49,550 representing 42.0%, 17.4%, and 13.9% of the Company's revenues, respectively. In comparison, sales to the Company's four largest customers were $86,063; $63,700; $60,000; and $53,836 representing 16.9%, 12.5%, 11.8%, and 10.6% of the Company's revenues respectively for the quarter ended October 31, 1999. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

        Cost of services including amortization and depreciation for the quarter ended October 31, 2000, was $317,472 a decrease of $14,710 or 4.4% as compared to the quarter ended October 31, 1999. This decrease resulted from less amortization of software development costs offset by the cost of engineering salaries that were not capitalized towards the development of new business.

        Cost of software purchased for resale for the quarter ended October 31, 2000, was $30,032 as compared to $37,763 for the quarter ended October 31, 1999. The cost of software purchased for resale decreased even though revenue from resale of purchased software increased. These changes were the result of increased sales price and variations in the product mix of items sold.

        General and administrative expenses for the quarter ended October 31, 2000, were $231,472 a decrease of $85,176 or 26.9% as compared to the quarter ended October 31, 1999, primarily due to the decrease in deferred compensation resulting from the unrealized loss in marketable securities of the deferred compensation trust and a reduction in payroll costs because of fewer employees partially offset by increased professional fees as a result of the action by the Securities and Exchange Commission.

        Marketing and sales expenses for the quarter ended October 31, 2000, were $76,807 a decrease of $157,740 or 67.3% as compared to the quarter ended October 31, 1999. This decrease was due to decreased costs of personnel, related employee costs, and commissions paid to non-employees.

        As a result of these factors, loss from operations for the quarter ended October 31, 2000 was $299,449 a decrease of $111,894 or 27.2% as compared to loss from operations of $411,343 for the quarter ended October 31, 1999.

        Interest income for the quarter ended October 31, 2000 was $165,955 an increase of 26.2% as compared to the quarter ended October 31, 1999. This increase was primarily due to interest rate increase during the quarter.

        Realized gain on marketable securities held in the deferred compensation trust for the quarter ended October 31, 2000 was $19,645 an increase of $20,611 as compared to the quarter ended October 31, 1999. This gain was the result of selling trust investments. Unrealized loss on marketable securities held in the deferred compensation trust for the quarter ended October 31, 2000 was $67,153 a decrease of $130,503 as compared to the quarter ended October 31, 1999. This loss was the result of changing market value of securities held by the trust.

        Because the company incurred a net loss for the period and can no longer carry back its operating losses, the quarter ended October 31, 2000 has neither a tax provision nor a tax benefit. The tax benefit for the quarter ended October 31, 1999 was $77,758.

        As a result of these factors net loss for the quarter ended October 31, 2000 was $181,002 an increase in the loss of $41,277 or 29.5% as compared to the quarter ended October 31, 1999.

Capital Resources and Liquidity

        At October 31, 2000 as compared to July 31, 2000, the Company's current assets decreased 1.6% from $11,123,156 to $10,949,766 and the Company's liquidity as measured by available cash, decreased by $430 from $10,359,581 to $10,359,151 During the same period, shareholders' equity decreased 1.7% from $11,262,187 to $11,069,930 as a result of the Company's net loss and repurchase of Company stock. Management believes its current cash balances plus anticipated cash flow from operations will be adequate to cover its future financial needs.

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


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


a)      Exhibits: There are no exhibits for the three months ended October 31,
        2000

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended October 31, 2000.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 14, 2000

                                       ACCELR8 TECHNOLOGY CORPORATION



                                       By:  /s/  Thomas V. Geimer
                                          ------------------------------------
                                                 Thomas V. Geimer,
                                                 Principal Financial Officer