Form 10QSB
period 2001-01-31
ACCELR8 TECHNOLOGY CORP
filed 2001-03-19
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001


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
                               Yes X    No ___

Number of shares outstanding of the issuer's Common Stock:

         Class                                   Outstanding at January 31, 2001
         -----                                   -------------------------------
Common Stock, no par value                                  7,637,817

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets - as of
               January 31, 2001 and July 31, 2000                            3

             Statements of Operations
               for the three months and six months ended
               January 31, 2001 and Janaury 31, 2000                         4

             Statements of Cash Flows
               for the six months ended January 31, 2001
               and January 31, 2000                                          5

             Notes to Financial Statements                                  6-9

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10-12

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                  14


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                  Accelr8 Technology Corporation
                                           Balance Sheets
                                            (Unaudited)

                                                                    January 31,       July 31,
                                                                        2001            2000
                                                                    ------------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                      $ 10,020,805    $ 10,359,581
     Accounts receivable, net                                             91,715         277,194
     Inventory                                                             3,500            --
     Prepaid expenses                                                     91,323          62,253
     Deferred tax assets                                                      -0         424,128
                                                                    ------------    ------------
         Total current assets                                         10,207,343      11,123,156
                                                                    ------------    ------------
Property and equipment, net                                              212,546         180,436
                                                                    ------------    ------------

Software development costs, less accumulated
     Amortization of $3,157,937 and $2,584,492, respectively             525,812       1,066,313
                                                                    ------------    ------------
Intellectual property, net (Note 9)                                      447,608            --
                                                                    ------------    ------------
Investments                                                              679,969         735,813
                                                                    ------------    ------------

Total assets                                                        $ 12,073,278    $ 13,105,718
                                                                    ============    ============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                               $    216,003    $    183,751
     Accrued liabilities                                                  36,294         130,101
     Deferred revenue                                                      5,000         218,838
     Deferred  maintenance revenue                                       176,099          89,937
                                                                    ------------    ------------
         Total current liabilities                                       433,396         622,627
                                                                    ------------    ------------

Long Term Liabilities:
     Deferred tax liabilities                                            210,417         410,091
     Other long-term liabilities                                         717,469         810,813
                                                                    ------------    ------------
       Total long-term liabilities                                       927,886       1,220,904
                                                                    ------------    ------------
          Total liabilities                                            1,361,282       1,843,531
                                                                    ------------    ------------

Shareholders' Equity
     Common stock, no par value; 11,000,000 shares authorized;
       7,637,817 and 7,758,817 shares issued and outstanding,
       respectively                                                    8,200,350       8,301,876
     Contributed capital                                                 315,049         315,049
     Retained earnings                                                 2,470,197       2,918,862
     Shares held for employee benefit  (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                    ------------    ------------
         Total shareholders' equity                                   10,711,996      11,262,187
                                                                    ------------    ------------
Total Liabilities And Shareholders' Equity                          $ 12,073,278    $ 13,105,718
                                                                    ============    ============


                                       3

                                   Accelr8 Technology Corporation
                                      Statements of Operations
                                             (Unaudited)

                                                     Three Months Ended             Six Months Ended
                                                 --------------------------    --------------------------
                                                 January 31,    January 31,    January 31,    January 31,
                                                    2001           2000           2001           2000
                                                 -----------    -----------    -----------    -----------
Revenues:
     Consulting fees                             $    34,750    $    58,771    $    38,250    $   107,363
     Product license and customer support fees       158,451        274,989        358,562        619,221
     Resale of software purchased                     65,895        160,873        222,118        291,447
     Provision for returns and allowances             (1,535)       (11,800)        (5,035)       (25,400)
                                                 -----------    -----------    -----------    -----------

         Net Revenues                                257,561        482,833        613,895        992,631
                                                 -----------    -----------    -----------    -----------

Costs and Expenses:
     Cost of services                                126,581         83,545        266,978        195,903
     Cost of software purchased for resale            24,296         42,041         54,328         79,804
     General and administrative                       80,993        584,069        312,465        900,717
     Marketing and sales                              66,244        180,159        143,051        414,706
     Amortization                                    159,000        201,000        318,000        402,000
     Loss on impairment                              255,445           --          255,445           --
     Depreciation                                     18,075         18,825         36,150         37,650
                                                 -----------    -----------    -----------    -----------

     Total Expenses                                  730,634      1,109,639      1,386,417      2,030,780
                                                 -----------    -----------    -----------    -----------

Income (loss) from operations                       (473,073)      (626,806)      (772,522)    (1,038,149)
                                                 -----------    -----------    -----------    -----------

Investment income
     Interest income                                 159,882        144,922        325,837        276,399
     Unrealized gain (loss) on investments            13,951          9,609         33,596          8,642
     Realized gain (loss) on investments            (100,051)       280,465       (167,204)       343,815
     Other                                            17,500           --           17,500           --
                                                 -----------    -----------    -----------    -----------

     Total other income (expense)                     91,282        434,996        209,729        628,856
                                                 -----------    -----------    -----------    -----------

Income (loss) before income taxes                   (381,791)      (191,810)      (562,793)      (409,293)

Income tax (provision) benefit                       114,128        104,169        114,128        181,927
                                                 -----------    -----------    -----------    -----------

Net Income (Loss)                                $  (267,663)   $   (87,641)   $  (448,665)   $  (227,366)
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic        7,644,288      7,764,617      7,701,416      7,777,715
                                                 ===========    ===========    ===========    ===========

Net income (loss) per share - basic              $      (.04)   $      (.01)   $      (.06)   $      (.03)
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - diluted      7,644,288      7,764,617      7,701,416      7,777,715
                                                 ===========    ===========    ===========    ===========

Net income (loss) per share - diluted            $      (.04)   $      (.01)   $      (.06)   $      (.03)
                                                 ===========    ===========    ===========    ===========


                                                 4

                              Accelr8 Technology Corporation
                                 Statements of Cash Flows
                                        (Unaudited)

                                                                    Six Months Ended
                                                              ----------------------------
                                                               January 31,     January 31,
                                                                  2001            2000
                                                              ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $   (448,665)   $   (227,366)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Amortization                                              318,000         402,000
         Depreciation                                               36,150          37,650
         Loss on impairment                                        255,445            --
         Loss from disposal of assets
         Unrealized holding (gain)/loss on investments             167,204        (343,815)
         Realized gain on sale of investments, interest and
           Dividends reinvested                                    (36,360)         (9,791)
         Deferred income tax benefit                               224,453        (181,927)
         Net change in assets and liabilities:
           Accounts receivable                                     185,479         615,328
           Inventory                                                (3,500)           --
           Prepaid expenses                                        (29,069)        (48,072)
            Accounts payable                                        32,252          89,553
           Accrued liabilities                                     (93,807)          3,680
           Other deferred revenue                                 (213,838)        (51,250)
           Deferred maintenance revenue                             86,162         (92,972)
           Other long-term liabilities                             (93,344)        391,106
                                                              ------------    ------------
         Net cash provided by operating activities                 386,562         584,124
                                                              ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                    (32,944)       (224,801)
     Purchase of property and equipment                           (515,868)         (6,996)
      Purchase of investments                                      (75,000)           --
                                                              ------------    ------------
         Net cash used in investing activities                    (623,812)       (231,797)
                                                              ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                   (101,526)        (47,728)
                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents              (338,776)        304,599

Cash and cash equivalents, beginning of period                  10,359,581      10,257,175
                                                              ------------    ------------

Cash and cash equivalents, end of period                        10,020,805    $ 10,561,774
                                                              ============    ============


                                            5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

               For the six months ended January 31, 2001 and 2000


Note 1. Financial Statements

     The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company" and "Accelr8") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited financial statements dated July 31, 2000, included in the Company's annual report on Form 10-KSB as filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist later in the year.

     The management of the Company believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2. Reclassification

     Certain reclassifications have been made in the 2000 financial statements to conform to the classifications used in 2001.

Note 3. Income Taxes

     The Company recognized an income tax benefit of approximately $114,000 primarily due to a decrease in its deferred tax liability. The Company's net deferred tax asset which consists primarily of a net operating loss carry forward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2001 and 2000 are as follows:

                                                    2001         2000
                                                 ---------    ---------

        Net operating loss                       $  46,906    $ 219,518
        Deferred income                             60,956       62,248
        Tax credits                                 21,208       54,730
                                                 ---------    ---------

               Total gross deferred taxes          129,070      336,496
               Valuation allowance                (129,070)        --
                                                 ---------    ---------

               Net deferred tax asset            $     -0-    $ 336,496
                                                 =========    =========


               Deferred tax liabilities -
                 Amortization and depreciation   $ 210,417    $ 560,940
                                                 =========    =========



Note 4. Earnings Per Share


                                              Three Months Ended                       Three Months Ended
                                              January  31, 2001                        January  31, 2000
                                   ---------------------------------------  --------------------------------------
                                     Income         Shares       Earnings     Income         Shares      Earnings
                                   (Numerator)   (Denominator)   Per Share  (Numerator)   (Denominator)  Per Share
                                   -----------    -----------    ---------  -----------    -----------   ---------
Net Income (loss)                  $  (267,663)                             $   (87,641)

Basic earnings (loss) per share:
  Income (loss) available to
  common shareholders                 (267,663)     7,644,288    $  (.04)       (87,641)     7,764,617   $  (.01)
                                                                 =======                                 =======

Effect of dilutive securities:
  Stock options                           --             --                        --             --
                                   -----------    -----------               -----------    -----------

Diluted earnings (loss)
  per share                        $  (267,663)     7,644,288    $  (.04)   $   (87,641)     7,764,617   $  (.01)
                                   ===========    ===========    =======    ===========    ===========   =======



                                              Six Months Ended                         Six Months Ended
                                              January  31, 2001                        January  31, 2000
                                   ---------------------------------------  --------------------------------------
                                     Income         Shares       Earnings     Income         Shares      Earnings
                                   (Numerator)   (Denominator)   Per Share  (Numerator)   (Denominator)  Per Share
                                   -----------    -----------    ---------  -----------    -----------   ---------

Net Income (loss)                  $  (448,665)                            $  (227,366)

Basic earnings (loss) per share:
  Income (loss) available to
  common shareholders                 (448,665)     7,701,416    ($  .06)     (227,366)     7,777,715   ($  .03)

Effect of dilutive securities:
  Stock options                           --             --                       --             --
                                   -----------    -----------              -----------    -----------

Diluted earnings (loss)
  per share                        $  (448,665)     7,701,416    $  (.06)  $  (227,366)     7,777,515   $  (.03)
                                   ===========    ===========    =======   ===========    ===========   =======





                                                      7

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

     Between August 1, 2000 and January 31, 2001 the Company repurchased a total of 121,000 shares of its common stock at a cost of $101,526. During the six month period ended January 31, 2000 the Company repurchased a total of 30,000 shares of its common stock at a cost of $47,728.

Note 6. Common Stock Options

     At January 31, 2001 there were 799,000 option shares outstanding at prices ranging from $.36 to $12.00 with expiration dates between February 17, 2001 and August 27, 2009. Included in the 799,000 options are 240,000 options that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under the Company's stock option plans is 438,500.

     No options were exercised during the six months ended January 31, 2001.

Note 7. Legal Proceedings

     The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. However, the Company is not able to predict the outcome of the litigation described below so there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company. At the time of filing this report, the Company is involved with seven lawsuits, excluding one involving a former employee. On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court for the District of Colorado. More complete information relating to this action may be found in the Company's Form 10-KSB for the fiscal year ended July 31, 2000. In addition, five other civil lawsuits have been filed by persons claiming to be shareholders that are based upon the allegations contained in the SEC's complaint. A seventh lawsuit has been filed as a derivative action naming the Company's directors and alleging among other matters breaches of fiduciary duty. Management does not believe that the allegations contained in these lawsuits have merit and is vigorously contesting them. For additional information, please see the Company's annual report on Form 10-KSB as filed November 14, 2000, with the SEC, Part I-Other Information, Item 3. Legal Proceedings.

Note 8. Software Development Costs

     The Company's tools and services revenues have reflected the previously mentioned national slowdown in spending for discretionary IT projects. With the above in mind, management reviewed by categories the unamortized balance of capitalized software development costs in relationship to current and projected sales. As a result, it was determined that a portion of the unamortized balance of Evalu8 and the unamortized balance of XML was impaired and a total of $255,445 was charged against income.

Note 9. Purchase of OpTest Technology Assets.

     On January 18, 2001, Accelr8 purchased the OpTest technology assets ("OpTest") from DDx, Inc. ("DDx"). Management believes that the OpTest technologies have a wide range of potential applications to human and veterinary clinical and point of care diagnostics. The technologies are being developed as easy to use, cost-effective, highly sensitive and portable systems for rapid detection and quantification of molecular and microscopic scale affinity binding events.

     The terms of the Asset Purchase Agreement provided for Accelr8 to pay DDx $500,000 cash at closing and to issue 1,813,793 of Accelr8 "restricted" common shares valued at $1.378 per share in the Asset Purchase Agreement. All shares are to be held in escrow pending the completion of an OpTest Technology Transfer event to a third party within the first year following closing. An OpTest Technology Transfer event may involve technology licenses, research and development agreements, government grants or contracts, mergers, acquisitions, joint ventures, strategic alliances, materials, transfer agreements, and all such similar arrangements. The shares in escrow are to be released from escrow as follows: (A) 50% upon the consummation of one OpTest Technology Transfer event to a third party (the "First Event), and (B) 50% upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Event"); without limitation as to the dollar value of either the First Event or the Second Event. If no such Technology Transfer events are consummated within the twelve months following the Closing of this Agreement, then the buyer stock shall be released from escrow by the Escrow Agent to Buyer. Under the Asset Purchase Agreement, Accelr8 has committed to invest up to an Additional $1,000,000 in research and development over the next 12 months.

     The $500,000 paid plus additional transaction costs of $19,368 for a total of $519,368 was allocated as follows, based on fair market value of assets acquired.

                     Supplies/Inventory           $  3,500
                     Laboratory Equipment         $ 51,647
                     Oter molds and prototypes    $ 16,613
                     Intellectual Property        $447,608
                                                  --------
                                                  $519,368

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments that the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors, which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Changes in Results of Operations: Six months ended January 31, 2001 compared to six months ended January 31, 2000

     Net revenues for the six months ended January 31, 2001, were $613,895 after a provision of $5,035 or .8% of net revenues for possible returns and allowances, a decrease of $378,736 or 38.2% as compared to the six months ended January 31, 2000. Consulting fees for the six months ended January 31, 2001, were $38,250, a decrease of $69,113 or 64.4% as compared to the six months ended January 31, 2000, and represented 6.2% of net revenues. Product license and customer support fees for the six months ended January 31, 2001, were $358,562, a decrease of $260,659 or 42.1% as compared to the six months ended January 31, 2000, and represented 58.4% of net revenues. Revenues from the resale of purchased software for the six months ended January 31, 2001, were $222,118, a decrease of $69,329 or 23.8% as compared to the six months ended January 31, 2000, and represented 36.2% of net revenues.

     Management believes sales during the last fiscal year and the first two quarters of this fiscal year have been negatively impacted because many IT organizations simply "locked down" their computer environments, thus minimizing business interruptions caused by the introduction of new software into a "stabilized" environment. This is reflected in the dilemma faced by IT managers over whether post Y2K IT budgets should be directed towards legacy system extension or modernization versus new expenditures being prioritized towards becoming internet "enabled" for implementation of B2B or B2C enterprise wide solutions. While the Company's tools and services can support either corporate direction, the selection of vendors by end users is taking extraordinarily long due to wide fluctuation in personnel costs and contract costs. Additionally, budgets for discretionary projects are under pressure because of a perceived slowdown in the economy which has resulted in unpredictable earnings forecasts.

     During the six months ended January 31, 2001, sales to the Company's three largest customers were $231,027; $65,000; and $61,900 representing 37.6%; 10.6% and 10.1% of the Company's revenues. In comparison, sales to the Company's largest customer was $129,663 representing 13.1% of net revenues for the six months ended January 31, 2000. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services, including amortization, loss due to impairment of software development costs and depreciation for the six months ended January 31, 2001 was $876,573, an increase of $241,020 or 37.9% as compared to the six months ended January 31, 2000. This increase resulted from loss due to an impairment of capitalized software development costs of $255,445 plus a higher percentage of total engineering salaries being charged to cost of sales versus development offset by a decrease in amortization.

     Cost of software purchased for resale for the six months ended January 31, 2001, was $54,328, a decrease of $25,476 or 31.9% as compared to the six months ended January 31, 2000. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the six months ended January 31, 2001, were $312,465, a decrease of $588,252 or 65.3% as compared to the six months ended January 31, 2000 primarily due to decrease in value of marketable securities in the Company's deferred compensation trust, and decreased salaries and related employee costs due to a lesser number of employees.

     Marketing and sales expenses for the six months ended January 31, 2001, were $143,051, a decrease of $271,655 or 65.5% as compared to the six months ended January 31, 2000. This decrease was due to decreased costs of personnel and related employee costs, advertising and a decrease in commissions paid to non-employees.

     As a result of these factors, loss from operations for the six months ended January 31, 2001 was $772,522, a decrease of $265,627 or 25.6% as compared to loss from operations of $1,038,149 for the six months ended January 31, 2000.

     Interest income for the six months ended January 31, 2001, was $325,837, an increase of 17.9% as compared to the six months ended January 31, 2000. This increase was primarily due on interest rate increase during the quarter.

     Realized gain on marketable securities held in the deferred compensation trust for the six months ended January 31, 2001 was $33,596, an increase of $24,954 as compared to the six months ended January 31, 2000. This gain was the result of selling trust investments. Unrealized loss on marketable securities held in the deferred compensation trust for the six months ended January 31, 2001 was $167,204 a difference of $511,019 as compared to the six months ended January 31, 2000. This loss was the result of declining market value of securities held by the deferred compensation trust.

     Other income for the six months ended January 31, 2001 was $17,500, an increase of $17,500 over the six months ended January 31, 2000.

     Income tax benefit for the six months ended January 31, 2001 was $114,128, a decrease of 37.3% as compared to the six months ended January 31, 2000. The tax benefit is primarily due to the decreased amount of deferred tax liability.

Capital Resources and Liquidity

     At January 31, 2001, as compared to July 31, 2000, the Company's current assets decreased 8.2% from $11,123,156 to $10,207,343 and the Company's liquidity, as measured by cash and cash equivalents, decreased by 3.3% from $10,359,581 to $10,020,805. During the same period, shareholders' equity decreased 4.9% from $11,262,187 to $10,711,996 as a result of a net loss plus cost of repurchasing company stock in the amount of $101,526 during the six months ended January 31, 2001.

     The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

Changes in Results of Operations: Three months ended January 31, 2001 compared to three months ended January 31, 2000

     Net revenues for the three months ended January 31, 2001 were $257,561 after a provision of $1,535 or .6% of net revenues for possible returns and allowances, a decrease of $225,272 or 46.7% as compared to the three months ended January 31, 2000. Consulting fees for the three months ended January 31, 2001, were $34,750, a decrease of $24,021 or 40.9% as compared to the three months ended January 31, 2000, and represented 13.5% of net revenues. Product license and customer support fees for the three months ended January 31, 2001, were $158,451, a decrease of $116,538 or 42.4% as compared to the three months ended January 31, 2000, and represented 61.5% of net revenue. Revenues from the resale of purchased software for the three months ended January 31, 2001, were $65,895, a decrease of $94,978 or 59.0% as compared to the three months ended January 31, 2000, and represented 25.6% of net revenue.

     Management believes sales during the last fiscal year and the first two quarters of this fiscal year have been negatively impacted because many IT organizations simply "locked down" their computer environments, thus minimizing business interruptions caused by the introduction of new software into a "stabilized" environment. This is reflected in the dilemma faced by IT managers over whether post Y2K IT budgets should be directed towards legacy system extension or modernization vs. new expenditures being prioritized towards becoming internet "enabled" for implementation of B2B or B2C enterprise wide solutions. While the Company's tools and services can support either corporate direction, the selection of vendors by end users is taking extraordinarily long due to wide fluctuation in personnel costs and contract costs. Additionally, budgets for discretionary projects are under pressure because of a perceived slowdown in the economy which has resulted in unpredictable earnings forecasts.

     During the three months ended January 31, 2001, sales to the Company's two largest customers were $81,825 and $30,000 representing 31.8% and 11.6% of the Company's revenues, respectively. In comparison, sales to the Company's two largest customers were $94,450 and $48,868 representing 19.6% and 10.1% of net revenues for the three months ended January 31, 2000. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services, including amortization, loss due to impairment of software development costs and depreciation for the three months ended January 31, 2001 was $559,101, an increase of $255,731 or 84.3% as compared to the three months ended January 31, 2000. This increase resulted from a loss on impairment of software development costs plus a higher percentage of total engineering salaries being charged to cost of sales versus development offset by a decrease in amortization.

     Cost of software purchased for resale for the three months ended January 31, 2001, was $24,296, a decrease of $17,745 or 42.2% as compared to the three months ended January 31, 2000. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the three months ended January 31, 2001, were $80,993, a decrease of $503,076 or 86.1% as compared to the three months ended January 31, 2000, primarily due to a decrease in value of marketable securities in the Company's deferred compensation trust and decreased professional fees as a result of reimbursement of certain legal fees by the Company's insurance carrier, plus decreased salary and related employee costs.

     Marketing and sales expenses for the three months ended January 31, 2001, were $66,244, a decrease of $113,915 or 63.2% as compared to the three months ended January 31, 2000. This decrease was due to decreased costs of personnel, advertising, trade shows and general marketing expenses offset by decreased commissions paid to non-employees and by consulting fees.

     As a result of these factors, loss from operations for the three months ended January 31, 2001 was $473,073, a decrease of $153,733 or 24.5% as compared to loss from operations of $626,806 for the three months ended January 31, 2000.

     Interest income for the three months ended January 31, 2001 was $159,882, an increase of 10.32% as compared to the three months ended January 31, 2000. This increase was primarily due on interest rate increase during the quarter.

     Realized gain on marketable securities held in the deferred compensation trust for the three months ended January 31, 2001 was $13,951, an increase of $4,342 as compared to the three months ended January 31, 2000. This gain was the result of selling trust investments. Unrealized loss on marketable securities held in the deferred compensation trust for the three months ended January 31, 2001 was $100,051 a decrease of $380,516 as compared to the three months ended January 31, 2000. This loss was the result of declining market value of securities held by the trust.

     Other income for the three months ended January 31, 2001 was $17,500, an increase of $17,500 over the three months ended January 31, 2000.

     Income tax benefit for the three months ended January 31, 2001 was $114,128, an increase of 9.6% as compared to the three months ended January 31, 2000. The tax benefit is primarily due to the decreased amount of deferred tax liability.

PART II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     On January 18, 2001, Accelr8 purchased the OpTest technology assets ("OpTest") from DDx. The terms of the Asset Purchase Agreement provided for Accelr8 to pay DDx $500,000 cash at closing and to issue 1,813,793 of Accelr8 "restricted" common shares to DDx. See Note 9 to the financial statements above for additional information.

     In issuing the securities, Accelr8 relied upon the exemption from the registration requirements set forth in Section 4(2) of the Securities Act of 1933, as amended. DDx made representations to Accelr8 in connection with the issuance of the shares into escrow to support the issuance of the shares under the exemption, the certificates were legended, and the stock transfer agent was instructed to enter stop-transfer instruction into its records.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits: There are no exhibits for the six months ended January 31, 2001.

b)   Reports on Form 8-K:

     There were (2) Form 8-K's filed during the quarter ended January 31, 2001.

     1.   On December 27, 2000, the Company filed a Form 8-K, reporting under
          Item 5 that it had entered into a Letter of Intent for the acquisition of certain assets from DDX, Inc.

     2.   On January 26, 2001, the Company filed a form 8-K, reporting under
          Item 5, that it had completed the acquisition of the OpTest assets from DDX, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 16, 2001

                                  ACCELR8 TECHNOLOGY CORPORATION



                                  /s/ Thomas V. Geimer
                                  ----------------------------------------------
                                  Thomas V. Geimer, Principal Financial Officer