Form 10QSB
period 2001-04-30
ACCELR8 TECHNOLOGY CORP
filed 2001-06-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001
                                                 --------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485
            --------------------------------------------------------

                         ACCELR8 TECHNOLOGY CORPORATION
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                            84-1072256
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification No.)


         303 East Seventeenth Avenue, Suite 108, Denver, Colorado 80203
          -------------------------------------------------------------
                     (Address of principal executive office)

                                 (303) 863-8088
                           (Issuer's telephone number)


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
Yes       X       No

Number of shares outstanding of the issuer's Common Stock:

            Class                               Outstanding at April 30, 2001
   --------------------------                   -----------------------------
   Common Stock, no par value                            7,632,817
                                                         ---------

                         Accelr8 Technology Corporation

                                      INDEX


                                                                           Page
                                                                           ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - as of
                    April 30, 2001 and July 31, 2000                        3

                  Statements of Operations
                    for the three months and nine months
                    ended April 30, 2001 and 2000                           4

                  Statements of Cash Flows
                    for the nine months ended April 30, 2001 and 2000       5

                  Notes to Financial Statements                             6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           9

PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K                         14


SIGNATURES                                                                 14



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------
                                       Accelr8 Technology Corporation
                                              Balance Sheets
                                               (Unaudited)
                                                                         April 30,              July 31
                                                                           2001                  2000
                                                                           ----                  ----
ASSETS
Current Assets:
     Cash and cash equivalents                                         $  9,797,584           $ 10,359,581
     Accounts receivable, net                                                59,045                277,194
     Inventory                                                                3,500                   --
     Prepaid expenses                                                        70,745                 62,253
     Deferred tax assets                                                       --                  424,128
                                                                       ------------           ------------
         Total current assets                                             9,930,874             11,123,156
                                                                       ------------           ------------
Property and equipment, net                                                 161,982                180,436
                                                                       ------------           ------------

Software development costs, less accumulated
     amortization of $3,276,437 and $2,584,492 respectively                 407,312              1,066,313
                                                                       ------------           ------------
Intellectual property, less accumulated
     amortization of $9,990                                                 443,296                   --
                                                                       ------------           ------------
Investments                                                                 549,729                735,813
                                                                       ------------           ------------

Total assets                                                           $ 11,493,193           $ 13,105,718
                                                                       ============           ============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                  $    176,579           $    183,751
     Accrued liabilities                                                     31,552                130,101
     Deferred revenue                                                          --                  218,838
     Deferred  maintenance revenue                                          158,004                 89,937
                                                                       ------------           ------------
         Total current liabilities                                          366,135                622,627
                                                                       ------------           ------------

Long Term Liabilities:
     Deferred tax liabilities                                               160,517                410,091
     Other long-term liabilities                                            605,979                810,813
                                                                       ------------           ------------
         Total long-term liabilities                                        766,496              1,220,904
                                                                       ------------           ------------
         Total liabilities                                                1,132,631              1,843,531
                                                                       ------------           ------------

Shareholders' Equity
     Common stock, no par value; 11,000,000 shares authorized;
       7,632,817 and 7,758,817 shares issued and outstanding,
        respectively                                                      8,197,795              8,301,876
     Contributed capital                                                    315,049                315,049
     Retained earnings                                                    2,121,318              2,918,862
     Shares held for employee benefit  (1,129,110 shares at cost)          (273,600)              (273,600)
                                                                       ------------           ------------
         Total shareholders' equity                                      10,360,562             11,262,187
                                                                       ------------           ------------
Total Liabilities And Shareholders' Equity                             $ 11,493,193           $ 13,105,718
                                                                       ============           ============



                                         Accelr8 Technology Corporation
                                            Statements of Operations
                                                  (Unaudited)



                                                                    Nine Months                       Three Months
                                                                  Ended April 30                     Ended April 30
                                                              2001              2000             2001               2000
                                                          -----------       -----------       -----------       -----------

Revenues:
     Consulting fees                                      $    38,250       $   109,363       $      --         $     2,000
     Product license and customer support fees                485,157           790,747           126,595           171,526
       Resale of software purchased                           247,783           354,087            25,665            62,640
       Provision for sales returns and allowances              (6,330)          (29,000)           (1,295)           (3,600)
                                                          -----------       -----------       -----------       -----------

     Net Revenues                                             764,860         1,225,197           150,965           232,566
                                                          -----------       -----------       -----------       -----------

Costs and Expenses:
     Cost of services                                         379,401           347,642           112,423           151,739
     Cost of software purchased for resale                     70,248            82,747            15,920             2,943
     General and administrative                               413,157         1,219,464           100,692           328,538
     Marketing and sales                                      198,257           605,384            55,206           190,678
     Research and development                                  32,184              --              32,184              --
     Amortization                                             446,490           708,164           128,490           306,164
     Loss on impairment                                       255,445              --                --                --
     Depreciation                                              54,355            56,475            18,205            18,825
                                                          -----------       -----------       -----------       -----------

     Total Costs and Expenses                               1,849,537         3,019,876           463,120           998,887
                                                          -----------       -----------       -----------       -----------

Loss from operations                                       (1,084,677)       (1,794,679)         (312,155)         (766,321)
                                                          -----------       -----------       -----------       -----------

Other income (expense)
     Interest income                                          449,991           389,983           124,154           124,524
     Tax refund - NOL carryback                                  --             113,054              --             113,054
     Loss on asset disposal                                   (28,877)          (10,735)          (28,877)          (10,735)
     Realized gain (loss) on investment                        42,801            25,670             9,205            15,879
     Unrealized gain (loss) on investment                    (308,310)          212,571          (141,106)         (131,244)
     Other                                                    (32,500)          (50,000)
                                                          -----------       -----------       -----------       -----------

     Total other income (expense)                             123,105           730,543           (86,624)          111,478
                                                          -----------       -----------       -----------       -----------

Loss before income taxes                                     (961,572)       (1,064,136)         (398,779)         (654,843)

Income tax benefit                                            164,028           277,363            49,900            95,437
                                                          -----------       -----------       -----------       -----------

Net Loss                                                  $  (797,544)      $  (786,773)      $  (348,879)      $  (559,406)
                                                          ===========       ===========       ===========       ===========

Weighted average shares outstanding - basic                 7,679,840         7,763,041         7,635,233         7,764,617
                                                          ===========       ===========       ===========       ===========

Net loss per share - basic                                $      (.10)      $      (.10)      $      (.05)      $      (.07)
                                                          -----------       -----------       -----------       -----------

Weighted average shares outstanding - diluted               7,679,840         7,763,041         7,635,233         7,764,617
                                                          ===========       ===========       ===========       ===========

Net loss per share - diluted                              $      (.10)      $      (.10)      $      (.05)      $      (.07)
                                                          ===========       ===========       ===========       ===========




                                         Accelr8 Technology Corporation
                                           Statements of Cash Flows
                                                  (Unaudited)


                                                                                    Nine Months
                                                                                    Ended April 30
                                                                                    --------------
                                                                             2001                    2000
                                                                         ------------            ------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                            $   (797,544)           $   (786,773)
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Amortization                                                         446,490                 708,165
         Depreciation                                                          54,355                  56,475
         Loss on impairment                                                   255,445                    --
         Loss from disposal of assets                                          28,877                  10,735
         Unrealized holding (gain)/loss on investments                        308,310                (212,571)
         Realized gain on sale of investments, interest and
           Dividends reinvested                                               (47,226)                (25,670)
         Deferred income tax benefit                                          174,554                (277,364)
         Net change in assets and liabilities:
           Accounts receivable                                                218,149                 934,778
           Inventory                                                           (3,500)                   --
           Prepaid expenses                                                    (8,492)                (32,330)
           Income taxes receivable                                           (113,054)
           Accounts payable                                                    (7,172)                (13,045)
           Accrued liabilities                                                (98,549)                (13,134)
           Deferred revenue                                                  (218,838)                (26,250)
           Deferred maintenance revenue                                        68,067                (126,058)
           Other long-term liabilities                                       (204,834)                294,491
                                                                         ------------            ------------

         Net cash provided by operating activities                            168,092                 378,395
                                                                         ------------            ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                               (32,944)               (269,913)
     Purchase of property and equipment                                      (521,864)                 (6,996)
     Disposed of assets, net of depreciation                                   32,677                  11,276
     Loss on disposal of assets                                               (28,877)                (10,735)
     Purchase of investments                                                  (75,000)
                                                                         ------------            ------------

         Net cash used in investing activities                               (626,008)               (276,368)
                                                                         ------------            ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                              (104,081)                (47,728)
                                                                         ------------            ------------

Net increase (decrease) in cash and cash equivalents                         (561,997)                 54,299

Cash and cash equivalents, beginning of period                             10,359,581              10,257,175
                                                                         ------------            ------------

Cash and cash equivalents, ending of period                              $  9,797,584            $ 10,311,474
                                                                         ============            ============

                                                     -5-

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

                For the nine months ended April 30, 2001 and 2000


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

     The management of the Company believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. It is reasonably possible that the Company's recorded estimate of its capitalized software amortization may change in the near future.

Note 2.  Reclassification

     Certain reclassifications have been made in the 2000 financial statements to conform to the classifications used in 2001.

Note 3.  Income Taxes

     The Company recognized an income tax benefit of $164,028 primarily due to a decrease in its deferred tax liability. The Company's net deferred tax asset which consists primarily of a net operating loss carryforward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at April 30, 2001 and 2000 are as follows:

                                                            2001         2000
                                                            ----         ----


Net operating loss                                        $ 102,387    $  50,337
Deferred income                                              56,881      264,574
Tax credits                                                  21,208       21,498
                                                           ---------   ---------

        Total gross deferred taxes                           180,476     336,409
        Valuation allowance                                 (180,476)        -0-
                                                           ---------   ---------

        Net deferred tax asset                             $     -0-   $ 336,409
                                                           =========   =========

        Deferred tax liabilities -
          Amortization and depreciation                    $ 160,517   $ 465,416
                                                           =========   =========

Note 4.  Earnings Per Share



                                           Nine Months Ended                             Nine Months Ended
                                            April  30, 2001                               April 30, 2000
                                            ---------------                               --------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share

Net Loss                       $(797,544)                                    $(786,773)
                               ----------                                    ----------

Basic loss per share:
  Loss available to
  common shareholders           (797,544)      7,679,840       $(.10)         (786,773)      7,763,041    $(.10)

Effect of dilutive securities:
  Stock options
                               ---------       ---------       ------        ---------       ---------    ------

Diluted loss per share         $(797,544)      7,679,840       $(.10)        $(786,773)      7,763,041    $(.10)
                               ==========      =========       ======        =========       =========    ======



                                          Three Months Ended                            Three Months Ended
                                            April 30, 2001                                April 30, 2000
                                            --------------                                --------------
                                 Income         Shares        Earnings         Income         Shares      Earnings
                               (Numerator)   (Denominator)    Per Share      (Numerator)   (Denominator)  Per Share

Net Loss                       $(348,879)                                    $(559,406)

Basic loss per share:
  Loss available to
  common shareholders           (348,879)      7,635,233       $(.05)         (559,406)      7,764,617    $ (.07)

Effect of dilutive securities:
  Stock options
                               ---------       ---------       ------        ---------       ---------    ------

Diluted loss per share         $(348,879)      7,635,233       $(.05)        $(559,406)      7,764,617    $(.07)
                               ==========      =========       ======        ==========      =========    ======


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

     From September 1998 through April 30, 2001 the Company repurchased a total of 225,800 shares of its common stock at a cost of $345,682. During the nine month period ended April 30, 2001 the Company repurchased a total of 126,000 shares of its common stock at a cost of $104,081.

Note 6.  Common Stock Options

     At April 30, 2001, there were 791,000 option shares outstanding at prices ranging from $.36 to $12.00 with expiration dates between July 31, 2001 and August 27, 2009. Included in the 791,000 options are 240,000 options that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under the Company's stock option plans was 446,500.

     No options were exercised during the nine months ended April 30, 2001.

Note 7.  Legal Proceedings

     The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. However, the Company is not able to predict the outcome of the litigation described below so there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company. At the time of filing this report, the Company is involved with seven lawsuits. On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed a complaint in the United States District Court for the District of Colorado. More complete information relating to this action may be found in the Company's Form 10-KSB for the fiscal year ended July 31, 2000. A proposal has been submitted to the SEC that would settle the litigation against all parties. The SEC's staff has advised the Company that they will recommend acceptance of the Company's settlement proposal by the Commission. The Federal Court has stayed discovery until further order and set a conference for July 6, 2001. The Commission may or may not accept the recommendation of the local office to enter into the proposed settlement with the Company.

     Five other civil lawsuits have been filed by certain shareholders that are based upon the allegations contained in the SEC's complaint. An additional lawsuit has been filed as a derivative action naming the Company's directors and alleging among other matters breaches of fiduciary duty. Management does not believe that the allegations contained in these lawsuits have merit and is vigorously contesting them. For additional information, please see the Company's annual report on Form 10-KSB as filed November 14, 2000, with the SEC, Part I-Other Information, Item 3. Legal Proceedings.

     Settlement has been reached in the matter of two other lawsuits. One involving a former employee was settled with the Company paying $50,000. The other lawsuit was settled whereby the Company received $17,500 as a result of a lawsuit brought by the Company.

Note 8.  Software Development Costs

     The Company's tools and service revenues have decreased significantly, primarily due to the economic slowdown. Accordingly, management has reviewed its capitalized software development costs for potential impairment in relationship to its current and projected sales. As a result, it was determined that a portion of the unamortized balance of Evalu8 and the balance of XML was impaired for a total of $255,445 which was charged against income during the nine months ended April 30, 2001.


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

     The terms of the Asset Purchase Agreement provided for Accelr8 to pay DDx $500,000 cash at closing and to issue 1,813,793 of Accelr8 "restricted" common shares valued at $1.378 per share in the Asset Purchase Agreement. All shares are to be held in escrow pending the completion of an OpTest Technology Transfer event to a third party within the first year following closing. An OpTest Technology Transfer event may involve technology licenses, research and development agreements, government grants or contracts, mergers, acquisitions, joint ventures, strategic alliances, materials, transfer agreements, and all such similar arrangements. The shares in escrow are to be released from escrow as follows: (A) 50% upon the consummation of one OpTest Technology Transfer event to a third party (the "First Event"), and (B) 50% upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Event"); without limitation as to the dollar value of either the First Event or the Second Event. If no such Technology Transfer events are consummated within the twelve months following the Closing of this Agreement, then the buyer stock shall be released from escrow by the Escrow Agent to Buyer. Under the Asset Purchase Agreement, Accelr8 has committed to invest up to an Additional $1,000,000 in further development of the OpTest technology over the next 12 months, of which $73,790 has been spent through April 30, 2001.

     The total purchase cost to date, including transaction costs of $21,768 totals $521,768 and was allocated based on fair market value of assets acquired, as follows:

          Supplies/Inventory                                   $  3,500
          Laboratory Equipment                                   51,887
          Other molds and prototypes                             16,691
          Intellectual Property                                 449,690
                                                               --------
                                                               $521,768
                                                               ========


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Result of Operations
--------------------------------------------------------------------------------

Forward Looking Information

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, whether potential customers decide to modernize their legacy systems or to abandon those systems and purchase or develop new systems, the extent to which new products and services developed and offered by the Company are accepted in the marketplace, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in the Company's forward-looking statements.

Business

While Management is cautious in its outlook for the Company's software business, it is hopeful that its investment in OpTest Technology(TM) will result in new revenue and earnings prospects for the Company. The Company's investment this quarter of $73,790 in the OpTest(TM) technology has been directed toward research, development and testing of its OptChem(TM) surface chemistry technology. Management anticipates filing a provisional patent with the US Patent office prior to the end of June 2001.

OptChem(TM) is the proprietary surface chemistry technology component of the OpTest(TM) ultra sensitive Digital Assay(TM) diagnostic technology platform.

Management believes that surface chemistry is the key to improving a number of large market diagnostics and materials applications, including immunoassays, DNA probes, and other affinity binding assays. Additionally, the creation of novel biomaterials, the building and screening of pharmaceutical libraries, and other non-biomedical applications would benefit. Specifically for affinity binding assays, a well-designed surface can significantly improve an assay's sensitivity, simplify assay steps, and reduce variability.

OptiChem's(TM) family of non-specific binding surfaces will provide tools for highly sensitive, cost effective, user-friendly immunoassays and other diagnostic assays that require low non-specific binding surfaces. Other potential applications of OptiChem(TM) include genetic testing, expression and profiling, proteonomics (the identification of proteins in the body and a determination of their role in such activities as transmitting disease), new drug discovery through high throughput chemistry screening, biochips (may be able to perform thousands of biological reactions in seconds) and biosensors (analytical devices capable of providing either quantitative or qualitative results).

Changes in Results of Operations: Nine months ended April 30, 2001 compared to Nine months ended April 30, 2000

     Net revenues for the nine months ended April 30, 2001, were $764,860 a decrease of $460,337 from the comparable period in the prior year. In arriving at the net revenue figure of $764,860 a provision of $6,330 or .8% of net revenues for possible sales returns and allowances was used, which represented a decrease of $22,670 or 78.2% as compared to the nine months ended April 30, 2000. Consulting fees for the nine months ended April 30, 2001, were $38,250 a decrease of $71,113 or 65.0% as compared to the nine months ended April 30, 2000, and represented 5.0% of net revenues. Product license and customer support fees for the nine months ended April 30, 2001, were $485,157 a decrease of $305,590 or 38.7% as compared to the nine months ended April 30, 2000, and represented 63.4% of net revenues. Revenues from the resale of purchased software for the nine months ended April 30, 2001, were $247,783 a decrease of $106,304 or 30.0% as compared to the nine months ended April 30, 2000, and represented 32.4% of net revenues.

     Management believes that revenues for the nine months ended April 30, 2001 from the sale of software tools and consulting services, have been adversely impacted by a general slowdown in the US economy. Further, management believes that the general build up in computer hardware inventory has caused increased price competition between hardware vendors. Management believes that when hardware vendors significantly reduce platform prices the opportunity for third party software sales to be included in the hardware sales proposal declines significantly. Although management believes that the Company's tools and services can ultimately benefit the hardware solution for end users, hardware vendors are generally not proactive in recommending third party software solutions that would increase the total cost of the sale and jeopardize the purchasers decision to buy new hardware. Additionally, internal budgets for discretionary projects are under pressure which management believes has also negatively impacted the Company's sales. The decrease in resale of purchased software results from a decreased demand by several key customers.

     During the nine months ended April 30, 2001 sales to the Company's two largest customers were $231,027 and $118,450; representing 30.2% and 15.5% of the Company's net revenues. During the nine months ended April 30, 2000 sales to a single customer were $129,763 representing 10.6% of the Company's net revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given period.

     Cost of services, including amortization of software development costs, loss due to impairment of software development costs and depreciation for the nine months ended April 30, 2001 was $1,135,691 an increase of $23,410 or 2.1% as compared to the nine months ended April 30, 2000. This increase resulted from loss due to an impairment of capitalized software development costs of $255,445 plus a higher percentage of total engineering salaries being charged to cost of sales versus development costs offset by a decrease in amortization.

     Cost of software purchased for resale for the nine months ended April 30, 2001 was $70,248 a decrease of $12,499 or 15.1% as compared to the nine months ended April 30, 2000. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the nine months ended April 30, 2001 were $413,157 a decrease of $806,307 or 66.1% as compared to the nine months ended April 30, 2000 primarily due to decrease in value of marketable securities in the Company's deferred compensation trust, decrease in auditing fees which included the cost of a three-year audit in the previous period, a decrease in legal fees due to our insurance carrier assuming the cost of defending an employee suit, and decreased salaries and related employee costs due to a lesser number of employees.

     Marketing and sales expenses for the nine months ended April 30, 2001 were $198,257 a decrease of $407,127 or 67.3% as compared to the nine months ended April 30, 2000. This decrease was due to decreased costs of personnel and related employee costs, marketing expenses and commissions paid to non-employees.

     Research and development for the nine months ended April 30, 2001 was $32,184 representing research costs since the purchase on January 18, 2001 of the OpTest Technology.

     As a result of these factors, loss from operations for the nine months ended April 30, 2001 was $1,084,677 a decrease of $710,002 or 39.6% as compared to loss from operations of $1,794,679 for the nine months ended April 30, 2000.

     Investment income for the nine months ended April 30, 2001 was $449,991 an increase of $60,088 or 15.4% as compared to the nine months ended April 30, 2000. This increase was primarily due to interest rates averaging approximately one-half per cent higher during the current period.

     During the nine months ended April 30, 2000 the Company received a tax refund of $113,054. There was no comparable refund during the nine months ended April 30, 2001.

     Loss on disposal of assets no longer needed for the Company's business for the nine months ended April 30, 2001 was $28,877 an income decrease of $18,142 or 169% as compared to the nine months ended April 30, 2000.

     Realized gain on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2001 was $42,801 an increase of $17,131 or 66.7% as compared to the nine months ended January 30, 2000. This gain was the result of selling trust investments.

     Unrealized loss on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2001 was $308,310 a decrease of $520,881 or 245% as compared to the nine months ended April 30, 2000. This loss was the result of declining market value of securities held by the deferred compensation trust.

     Other income and expense for the nine months ended April 30, 2001, resulted in a net expense of $32,500, an increase of $32,500 over the same period in the prior fiscal year. Other income and expense consists of two separate litigation matters that were settled. These settlement expenses consist of a $50,000 payment on a lawsuit involving a former employee of the Company and the receipt of $17,500 in a lawsuit that was originally brought by the Company.

     Income tax benefit for the nine months ended April 30, 2001 was $164,028 a decrease of 40.9% as compared to the nine months ended April 30, 2000. This decrease results from a taxable loss in the current period, tax credits, and a decrease in deferred tax liabilities.

     As a result of these factors net loss for the nine months ended April 30, 2001 was $797,544 an increase of $10,771 or 1.4% as compared to the nine months ended April 30, 20001.

Changes in Results of Operations: Three months ended April 30, 2001 compared to three months ended April 30, 2000

     Total revenues for the three months ended April 30, 2001 were $150,965 after a provision of $1,295 or .9% of net revenues for possible sales returns and allowances, a decrease of $2,305 or 64.3% as compared to the three months ended April 30, 2000. There were no consulting fees for the three months ended April 30, 2001, a decrease of $2,000 or 100% as compared to the three months ended April 30, 2000. Product license and customer support fees for the three months ended April 30, 2001, were $126,595 a decrease of $44,931 or 26.2% as compared to the three months ended April 30, 2000, and represented 83.9% of net revenue. Revenues from the resale of purchased software for the three months ended April 30, 2001 were $25,665 a decrease of $36,975 or 59.3% as compared to the three months ended April 30, 2000, and represented 17.0% of net revenue.

     Management believes that revenues for the three months ending April 30, 2001 from the sale of software tools and consulting services, have been adversely impacted by a general slowdown in the US economy. Further, management believes that the general build up in computer hardware inventory has caused increased price competition between hardware vendors. Management believes that when hardware vendors significantly reduce platform prices the opportunity for third party software sales to be included in the hardware sales proposal declines significantly. Although management believes that the Company's tools and services can ultimately benefit the hardware solution for end users, hardware vendors are generally not proactive in recommending third party software solutions that would increase the total cost of the sale and jeopardize the purchasers decision to buy new hardware. Additionally, internal budgets for discretionary projects are under pressure which management believes has also negatively impacted the Company's sales. The decrease in resale of purchased software results from a decreased demand by several key customers.

     During the three months ended April 30, 2001, the Company had sales in excess of 10% of net revenues to three customers in the amount of $56,550; $33,700; and $17,115 representing 37.5%; 22.3% and 11.3% of the Company's net revenues respectively. In comparison, the Company had sales in excess of 10% of total revenues to two customers of $51,770 and $37,300 representing 22.3% and 16.0% respectively of the net revenues for the three months ended April 30, 2000. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services, including amortization and depreciation for the three months ended April 30, 2001 was $259,118 a decrease of $217,610 or 45.7% as compared to the three months ended April 30, 2000. This decrease resulted from decreased amortization, engineering salaries, and premises rent.

     Cost of software purchased for resale for the three months ended April 30, 2001, was $15,920 an increase of $12,977 as compared to the three months ended April 30, 2000. The increase in software purchased for resale results from decreased revenue from resale of purchased software offset by variations in the product mix of items sold, and returned product.

     General and administrative expenses for the three months ended April 30, 2001, were $100,692 a decrease of $227,846 or 69.4% as compared to the three months ended April 30, 2000, primarily due to a decrease in auditing fees which included a portion of the cost of a three year audit in the previous period, a decrease in legal fees due to our insurance carrier assuming the cost of defending an employee suit, and decreased salaries and related employee costs due to a lesser number of employers.

     Marketing and sales expenses for the three months ended April 30, 2001, were $55,206 a decrease of $135,472 or 71.1% as compared to the three months ended April 30, 2000. This decrease was due to decreased costs of personnel and related employee costs, marketing expenses and commissions paid to non-employees.

     Research and development for the three months ended April 30, 2001 was $32,184 representing research costs since the purchase on January 18, 2001 of the OpTest Technology.

     As a result of these factors, loss from operations for the three months ended April 30, 2001 was $312,155 a decrease of $454,166 or 59.3% as compared to loss from operations of $766,321 for the three months ended April 30, 2000.

     Interest income for the three months ended April 30, 2001, was $124,154 a decrease of $370 as compared to the three months ended April 30, 2000.

     During the three months ended April 30, 2000 the Company received a tax refund of $113,054. There was no comparable refund during the three months ended April 30, 2001.

     Loss on disposal of assets for the nine months ended April 30, 2001 was $28,877 an increase of $18,142 or 169% as compared to the nine months ended April 30, 2000.

     Other expense for the three months ended April 30, 2001 was $50,000 an increase of $50,000 over the three months ended April 30, 2000. This increase resulted from settlement of a lawsuit with a former employee.

     Realized gain on marketable securities held in the deferred compensation trust for the three months ended January 30, 2001 was $9,205 a decrease of $6,674 as compared to the three months ended April 30, 2000. This gain was the result of selling trust investments.

     Unrealized loss on marketable securities held in the deferred compensation trust for the three months ended April 2001 was $141,106 an increase of $9,862 as compared to the three months ended April 30, 2000. This loss was the result of declining market value of securities held by the trust.

     Income tax benefit for the three months ended January 30, 2001 was $49,900 a decrease of 47.7% as compared to the three months ended April 30, 2000. The tax benefit is primarily due to the decreased amount of deferred tax liability.

     As a result of these factors net loss for the three months ended April 30, 2001 was $348,879 a decrease of $210,527 or 37.7% as compared to the three months ended April 30, 2000.

Capital Resources and Liquidity

     At April 30, 2001, as compared to at July 31, 2000, the Company's current assets decreased 10.7% from $11,123,156 to $9,930,874; and the Company's liquidity, as measured by cash and cash equivalents, decreased by 5.4% from $10,359,581 to $9,797,584; and the Company's working capital decreased by 8.9% from $10,500,529 to $9,564,739. During the same period, shareholders' equity decreased 8.0% from $11,262,187 to $10,360,562 as a result of a current period net loss of $797,544 and the cost of repurchasing 126,000 shares of the Company stock for a total of $104,081 during the nine months ended April 30, 2001.

     The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

PART II.   OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds
-------  -----------------------------------------

     On January 18, 2001, Accelr8 purchased the OpTest technology assets (OpTest") from DDx. The terms of the Asset Purchase Agreement provided for Accelr8 to pay DDx $500,000 cash at closing and to issue 1,813,793 of Accelr8 "restricted" common shares to DDx. See Note 9 to the financial statements above for additional information.

     In issuing the securities, Accelr8 relied upon the exemption from the registration requirements set forth in Sec. 4(2) of the Securities Act of 1933, as amended. DDx made representations to Accelr8 in connection with the issuance of the shares into escrow to support the issuance of the shares under the exemption, the certificates were legended, and the stock transfer agent was instructed to enter stop-transfer instruction into its records.

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits: There are no exhibits for the three months ended April 30, 2001.

b)   Reports on Form 8-K:

     There were no Form 8-K's filed during the quarter ended April 30, 2001.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   June 13, 2001

                                ACCELR8 TECHNOLOGY CORPORATION



                                /s/ Thomas V. Geimer
                                ------------------------------------------------
                                Thomas V. Geimer, Principal Financial Officer