Form 10KSB
period 2001-07-31
ACCELR8 TECHNOLOGY CORP
filed 2001-10-29
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended: July 31, 2001

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

     Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2001 were $855,660. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 26, 2001 was approximately $18,826,648 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2001, was 7,632,817.

                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
     Item 1.   Description of Business.........................................1
               Glossary - Chemistry...........................................14
               Glossary - Computer Business...................................20

     Item 2.   Description of Property........................................20

     Item 3.   Legal Proceedings..............................................20

     Item 4.   Submission of Matters to a Vote of Security Holders............22

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters.......22

     Item 6.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................23

     Item 7.   Financial Statements...........................................27

     Item 8.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure..........................28

PART III
     Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act...28

     Item 10.  Executive Compensation.........................................29

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management...................................................32

     Item 12.  Certain Relationships and Related Transactions.................33

     Item 13.  Exhibits and Reports on Form 8-K...............................34

SIGNATURES....................................................................35

Financial Statements..................................................F-1 to F-5

Notes to Financial Statements........................................F-6 to F-19

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

Certain capitalized terms used in this Form 10-KSB are defined in the Glossary beginning at the end of "Item 1-Description of Business" beginning on page 14.

The Company was incorporated in 1982 under the laws of the State of Colorado. The Company's executive offices are located at 303 East 17th Avenue, Suite 108, Denver, Colorado 80203, and its telephone number is (303) 863-8088.

Introduction

Accelr8 Technology Corporation (the "Company") has been a provider of software tools and consulting services for system modernization solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Computer Corporation ("COMPAQ"). Based upon the significant decline in sales in this operational area, management has taken steps to limit the costs associated with the conduct of its software tools and consulting services business. These steps have included reducing the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business, and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. Management does not expect to continue its consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. Management is also investigating the possibility of selling these business operations to another party. Management believes that the announced merger/acquisition of Hewlett Packard and Compaq Computer Corporation has provided a window of opportunity for the Company to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of HP/COMPAQ hardware solutions. The Company has no plans, arrangements or understandings with respect to the sale of these assets.

The Company will refer to both DEC and COMPAQ in referencing VMS legacy systems developed by DEC. The Company's system modernization solutions encompass two distinctly different approaches. First, for those enterprises that have made the decision to rely upon the VMS operating system for continued deployment of custom applications, the Company offers tools that emphasize and enable a strategy of preservation and retention of VMS running on COMPAQ Alpha platforms. Second, for those enterprises that have chosen a modernization strategy that focuses on a move to "open systems" featuring UNIX, LINUX, and/or NT operating systems, the Company offers tools that support migration from VMS platforms to client/server systems offered by COMPAQ (Tru64Unix), Hewlett-Packard (HP/UX), Sun Microsystems (Solaris) and other UNIX and LINUX vendors and Microsoft Corporation's Windows NT. The Company is not currently developing any additional software tools to complement its existing tools.

New Business

In October 2000, the Company was introduced to the OpTest(TM) suite of technologies, owned by DDx, Inc. The potential market opportunity in the growing area of biosciences, coupled with unique patented technology that was beyond initial development stage, led management to pursue a purchase agreement with DDx, Inc. The closing took place January 18, 2001, and the Company commenced immediate investment in rapid delivery of testing and optimization of OpTest's(TM) surface chemistry and quantification instruments (QuanDx(TM) and OTER(TM)). Accelr8 Technology's vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. Accelr8's proprietary surface chemistry and its quantification instruments support real-time assessment of medical diagnostics, food borne pathogens, water borne pathogens and bio-warfare assessments.

During the fiscal year ending July 31, 2002, the Company's primary focus will be upon its OptiChem(TM) surface chemistry and QuanDx(TM) light scattering quantitative assay instrumentation. These products are being marketed at this time, however, to date there have been no sales. Management anticipates sales of these products will produce revenue for the Company this year, however there can be no assurance that the sales will occur or that the anticipated revenues will be generated.

The Company intends to offer an on-site demonstration of its food pathogen testing platform (OptiChem(TM) and QuanDx(TM)) to food processors by the end of first quarter 2002. The surface chemistry will be refined to the customized specific requirements of several large molecular diagnostics manufacturers, with the intent of licensing the Company's product OptiChem(TM) to at least two significant users with the potential of bundling product licensing with an equity investment in the stock of Accelr8.

OptiChem(TM) Surface Coatings

The Company's OptiChem(TM) coatings are based on a discovery made by a surface chemist at DDx, Inc. in the late 1990s. The sponsoring company needed an improved surface material for new, highly sensitive assay instrumentation that it was developing.

Upon completing the acquisition of OpTest's(TM) assets from DDx, Inc., Accelr8 employed two in-house scientists and entered into a consulting agreement with a well-recognized independent academic expert in surface chemistry. This scientific team began with the validation of the DDx, Inc. scientist's original findings and proceeded to advance the discovery with the objective of bringing it to a stage suitable for commercialization.

First, the scientific team materially improved upon the basic discovery in order to make it highly reproducible. They identified critical materials and processes needed to make OptiChem(TM) robust and consistent in a typical production environment. They eliminated the need for unusual equipment or conditions that could limit OptiChem's(TM) commercial attractiveness.

Second, the team adapted the product's chemistry to provide uniformity and consistently high coating performance on glass and plastic substrates. This expanded OptiChem's(TM) applicability substantially beyond its original silicon base material coating formulation.

Third, the team added reactive functionality to the surface chemistry. The original test system used a base coating matrix including biotin as a surface coating agent, which continues to be a key OptiChem(TM) component. The Company's scientists developed additional reactive groups incorporated within the coatable matrix. Examples include thiol-reactive and streptavidin surfaces.

OptiChem(TM) coatings have a wide range of potential applications because of two primary properties. They exhibit exceptionally low non-specific binding of biomolecules such as proteins. Non-specific binding (also referred to as "adsorption" or "fouling") is a dominant noise factor that limits the sensitivity of biomolecular assays. Other sources of background noise include autofluorescence of the base material or assay components and non-specific adsorption of analyte molecules. In both areas, OptiChem(TM) has demonstrated superior performance on internal tests.

OptiChem(TM) coating also creates a surface that allows control of binding density. The assay designer is able to attach probe molecules at desired densities to the surface in any useful pattern such as a microarray grid. These reactive patches or spots provide "islands" of specific analyte binding zones surrounded by a "sea" of extremely low non-specific binding surface. This contrast of low binding noise and high specific binding provides a very high signal-to-noise ratio for maximum detection sensitivity.

OptiChem(TM) can be applied to many materials commonly used as base materials in bio-analytical devices, including silicon, glass, plastics, and metallized surfaces.

Examples of the types of products that management believes would benefit from having OptiChem(TM) coatings include:

* Nucleic acid microarrays, "gene chips."

* Protein and peptide microarrays for proteomics.

* Substrates for cell and tissue arrays.

* Microtiter plates for ELISA and other immunoassays.

* Tissue culture plates and chambers for certain specialized cell lines, other specialty labware.

* Lab-On-A-Chip devices.

* Laboratory instrumentation such as high-performance liquid chromatography, capillary electrophoresis, and related separation columns.

* Biosensors.

Vertical markets that consume such supplies, in addition to laboratory research markets, include:

* Medical immuno-diagnostics (large variety of analytes including infectious pathogens).

* Medical molecular diagnostics (e.g. disease diagnostics, pathogen identification, patient predisposition).

* Food and water pathogen testing.

* Bio-Warfare/Bio-Terrorism/Bio-Defense (detecting weaponized pathogens and diagnosing recent infection while still treatable).

* Drug candidate screening and characterization.

Management believes that OptiChem(TM) has immediate benefits for mature technologies such as research immunoassays and medical immuno-diagnostics. For example, in the most commonly used assay format (ELISA) the end-user must "block" the surface against non-specific binding by pre-coating the plates with a masking protein typically albumin or casein from animal sources. OptiChem(TM) shows better performance without blocking. This ability saves substantial time for the user in preparing ELISA assays and avoids the need for animal products (proteins) that carry the risk of contaminating a sensitive assay with prions, virus fragments, DNA or RNA or protein fragments, or other low-level interfering materials.

For emerging, high-growth markets OptiChem(TM) may prove enabling for some and may confer significant competitive advantages for others. Excellent examples include microarrays of nucleic acids and proteins. Microarrays are flat slides, the same size as microscope slides, that have printed surface patterns of a grid of thousands of test spots. The user reacts selected materials with the array, then scans it with an automated microscope. Reacted spots "light up" with fluorescent dyes or chemiluminescent agents, giving the user a map of successful reactions across the grid. The user can then apply the information to analyze genetic variations, identify promising drug candidates, diagnose a disease, and myriad other purposes. Microarrays are one of the most promising new product opportunities to emerge from the rapid advances in molecular biology.

In essence, any surface that is needed for biochemical, immunological, histological, or tissue growth or attachment is a potential candidate for improvement with a species of OptiChem(TM) coating.

QuanDx(TM) Quantitative Assay Instrumentation

QuanDx(TM) instrumentation counts individual bound particles by imaging microscopic particles that attach to biochemical assay intermediates. This strategy provides extremely high sensitivity and low background noise.

Conventional assays calculate the average intensity of a detectable signal across a field of observation. Whether the detector measures photons or electrons, the numeric principles are similar. However, real electrical circuits, such as the detectors and amplifiers used in most assay instruments, have finite thermo-electric noise. This noise adds to the background noise of non-specific binding, further degrading assay precision and sensitivity.

QuanDx(TM) eliminates electrical and thermal noise by converting each particle binding event into a discrete identifiable image and then counting only individual particle images while ignoring all other images and background. The only noise that enters in is the non-specific binding of the event image-forming reporter to the assay substrate. OptiChem(TM) surfaces reduce non-specific background noise and also enable optimized binding site density, in order to maximize QuanDx's(TM) performance.

QuanDx(TM) is a light scattering instrument that analyzes the images produced by a microscope objective and a digital camera that view laser light scattered from microscopic particles ("microparticles") specifically bound in the assay. A QuanDx(TM) assay consists of binding a reporter (light-active) particle to an analyte that specifically reacts with reagents bound to the assay substrate. The light scattered from a bound particle is bright enough to visualize with a microscope objective and high-resolution digital camera. By rejecting image shapes that do not meet the criteria for bound particles, QuanDx(TM) eliminates almost all background interference.

At least in theory, a single captured molecule could be tagged with a conjugated scattering particle and the image detected by QuanDx(TM). In reality, multiple captured molecules may bind to one reporter particle (typical size range from about 20 to 1,000 nanometers), and an occasional adsorbed particle may fail to wash away during rinse cycles. Nevertheless, management believes that this digital assay strategy offers great promise for a major advance in assay sensitivity.

High sensitivity has become increasingly important for at least two reasons. First, researchers are tending to work more often with rare analyte materials in dilute forms. Second, assays that use very small quantities of reagents and analytes tend to be faster. Since QuanDx(TM) is based on microscopic observation, extremely small spots in assay microarrays therefore maximize the advantages of small scale.

At present, the standard method for scanning microarrays is to attach fluorescent dyes to the reactants and then to scan the assay grid with an automated confocal fluorescence microscope. The confocal optics restrict the focal plane to a very thin layer and thus reduce background interference. Unfortunately, however, the dyes themselves are notorious for adsorbing to surfaces and creating high non-specific background noise. In addition, many materials used as substrates or assay components emit their own fluorescence ("autofluorescence") and add to the interference.

In management's opinion, QuanDx(TM) has the potential to out-perform standard fluorescence-based technology because of its ability to reject background. In addition, QuanDx(TM) uses automated high-speed image analysis and therefore supports high throughput - an essential property when scanning arrays containing thousands of reactive spots. One of the most important major uses today for automated array scanning is in "high throughput screening" of potential drug compounds.

Chemiluminescence offers an alternative to fluorescence, but requires even more sophisticated instrumentation and has more stringent chemical requirements. With chemiluminescence, the reporter is a compound that emits light in proportion to the amount of reporter that reacts. It can provide sensitivity and background superior to those for fluorescence, but is much more difficult to apply, and more sensitive to environmental variables.

In addition, QuanDx(TM) will be inherently lower in cost, more robust and field-practical than confocal microscopes. QuanDx(TM) can easily be engineered for hand-portable field use, which is not available with current fluorescence technology. QuanDx(TM) is also inherently quantitative (it counts discrete reporter particles) and thus simplifies instrument design when quantitation is required.

Management expects portability and low cost to enable new applications in emergency medical diagnosis and portable field applications such as food safety. Systems based on QuanDx(TM) and OptiChem(TM) can use either gene probes or immunoassays for target molecule detection.

OTER(TM) Ellipsometric Assay Instrumentation

OTER(TM) is an older assay device with relatively high sensitivity, but lower than that of QuanDx(TM). It is the developmental predecessor to QuanDx(TM). The Company has a number of hand-held OTER(TM) prototypes in routine use for assay quantification.

For certain field applications, OTER(TM) may have significant applications. The Company plans to continue to use OTER(TM) as a basis for comparing other quantitative assays. Management also plans to identify potential industrial partners for whom OTER(TM) can provide hand-portability and superior sensitivity, but who do not need the higher performance of QuanDx(TM).

Systems That Combine QuanDx(TM) and OptiChem(TM)

Management expects that its customers will be able to use QuanDx(TM) and OptiChem(TM) products in existing applications independently of each other. However, the combination optimizes total assay performance. Management expects that it will have many customers who will purchase or license OptiChem(TM)
(only) for use in existing systems. However, management also expects that once demonstrated in a compelling application, a significant market will develop for QuanDx(TM) as the instrumentation of choice to maximize OptiChem's(TM) performance advantages.

OptiChem(TM) Competitors

A number of companies provide coated slides and assay plates that have "low background" properties relative to uncoated materials such as glass and plastic.

Telechem (California, private) produces a variety of equipment for microarray preparation at the laboratory scale. They also sell microarray substrates (coated glass slides without the reactive array already printed) in the industry-standard 1 x 3 inch flat slide format under the ArrayIt(TM) brand name. Slide surfaces include bare glass, amine, and aldehyde functionalization for binding nucleic acids, proteins, small molecules, extracts and cells.

The standard ArrayIt(TM) application protocol suggests the use of bovine serum albumin blocking in order to reduce non-specific background.

Corning (NYSE:GLW) recently introduced unprinted amino-silane coated slides, CMT-GAPS-II(TM), for nucleic acid microarray printing. The standard protocol suggests the use of bovine serum albumin blocking in order to reduce non-specific background.

Motorola (NYSE:MOT) secured an exclusive license from SurModics (NASDAQ:SRDX) for SurModics' proprietary 3D-Link(TM) array coating material. Motorola sells CodeLink(TM) microarrays, reagents, and instrumentation for assaying gene expression and gene variations. The company recently introduced coated, unprinted CodeLink(TM) slides for amine-modified nucleic acid microarrays.

The standard Motorola/SurModics application protocol does not include protein blocking but does include surfactant blocking.

Exiqon (Denmark) offers a wide variety of component types (slides, microtiter plates and strips) and functionalization based on a proprietary anthraquinone surface chemistry on plastic base materials.

Packard BioScience (NASDAQ:PBSC, now merging with Perkins Elmer NYSE:PKI) offers hydrogel slides.

Xenopore (US, private) offers a line of functionalized slides and microtiter plates.

Several broad-line laboratory suppliers, such as Pierce and Sigma, offer older-technology silane and hydrogel slides and microtiter plates.

Symyx Technologies, Inc. (NASDAQ: SMMX) has announced an agreement with Prolinx, Inc. (Bothell, WA, private) for Prolinx to non-exclusively license a proprietary Symyx material for protein array substrates.

Certain other microarray companies have developed their own coatings exclusively for use in their own microarray products. Examples of such companies include Affymetrix, Agilent, and Nanogen.

Accelr8's scientists conduct comparative tests on each new product as they become available, and also offer to compare proprietary coatings used only for the array manufacturer's own products. Since technical performance advantages directly translate into competitive advantage, management believes that even the proprietary array makers will welcome significant improvements in coatings if it makes them more competitive. At least one array producer has confirmed this assumption with Accelr8.

On the basis of direct tests conducted to date, management believes that OptiChem(TM) coatings enjoy a number of competitive advantages over other coatings including the following:

1) Available with several different types of reactive groups for binding to probes, currently including biotin, streptavidin and vinyl sulfone (thiol-reactive). Readily modified to enable rapid development of additional functional reactivity.

2) Broad applicability. Many surface coatings work well only within a narrow range of reactants and conditions. Management believes that OptiChem(TM) coatings work extremely well over a broad range of reactants and conditions.

3) In all internal comparisons conducted to date, OptiChem(TM) coatings out-perform other coatings, with or without blocking, in reducing non-specific protein background and without requiring a time-consuming blocking step in order to achieve superior performance.

4) OptiChem(TM) allows control of specific binding density in order to optimize the surface for use with specific assay components. Management believes that other suppliers have not yet explored this potential and do not provide evidence of this ability.

5) Robust tolerance, not requiring unusual materials, processes, or conditions in order to yield consistent products. Pilot testing has demonstrated good lot-to-lot consistency.

6)   Simplified application protocols that save time and materials.

7) Compatible with a wide range of base materials including glass, several plastics, silicon, and metallized surfaces. This enables the choice of the base material that minimizes other sources of interference, such as background fluorescence.

QuanDx(TM) Competitors

Management believes that Genicon Sciences (San Diego, California, private) is the only direct competitor for QuanDx(TM) instrumentation. Genicon has licensed its microparticle assay to other companies for use in genomics research.

A number of other particle-based assays are on the market. However, management believes that none combine the potential speed, simplicity, and sensitivity of QuanDx(TM) and do not count single particles in an array format. Alternatives to QuanDx(TM) include conventional assays. However, all of the alternatives identified by management use conventional analog averaging and are not intended to count discrete particles.

Therefore management believes that QuanDx(TM) stands alone as a digital system that offers the competitive advantages of:

1) Counting discrete images of single reporter, thereby eliminating background.

2)   Simple structure and readily-available components that enable low cost.

3)   Small size, amenable to bench-top or hand-held application.

4)   High speed, allowing rapid scanning of dense arrays.

5)   Compatibility with very small microarray spot size (picoliter spots).

6)   Signal discrimination across multiple analyte fields.

Accelr8's Business Models

The Company intends to offer nonexclusive licenses to assay and instrumentation manufacturers. Most of Accelr8's potential customers already have the capacity to coat substrates or produce fully integrated instrumentation. Therefore patent licensing provides a viable business model. Accelr8's model is to offer licenses in return for a royalty on the net sales price for finished products that contain Accelr8 licensed assets. Management expects that royalty rates will vary from a fraction of a percent of finished product sales to 5% of sales for exclusive rights, enabling value to a particular product.

Under certain conditions, Accelr8 will consider exclusively licensing a major supplier if that supplier meets stringent conditions for guaranteeing minimum annual royalties.

Before the Company commits significant development effort to integrate Accelr8 technologies into a customer's products and processes, Accelr8 requires the customer to fund non-recurring development costs. This customary joint development phase preserves Accelr8's cash assets and helps to qualify the customer's interest.

In addition to its licensing model, management is also evaluating plans to supply certain types of coated microarray substrates to manufacturers of proprietary microarrays. While some companies would prefer to license OptiChem(TM) and integrate it into their production lines, others prefer to purchase finished substrates. Management intends to meet the needs of both types of customer.

Management is also evaluating the potential to produce fully integrated systems for sale to end users in certain mature market niches. In management's opinion, the combination of OptiChem(TM) surfaces and QuanDx(TM) instrumentation has excellent potential in these niches. The projected annual consumption volume for coated substrates makes these niches very attractive.

Because of the high value to customers and low production costs, management believes that each type of business model has high margin potential.

Market Opportunity

Management views its opportunities as having either of two basic characteristics. One class of target application represents fully mature market segments, such as medical diagnostics and food pathogen testing. Selling into these segments requires displacement of existing technology, in which manufacturers have large investments. Therefore the added value of Accelr8 products must be sufficiently compelling as to pay back the customer's switching costs.

It is difficult to find data concerning market size for immunoassays because they are ubiquitous in biotechnology and biosciences.

Within the medical diagnostics segment, immunoassays (immuno-diagnostics) have become a standard for diagnosis in cancer, hormones, cytokines, cell type identification, cardiac markers, infectious diseases, and other applications. Consumer immunoassays also exist, such as the home pregnancy test. As with laboratory applications, immunoassays in the medical sector are ubiquitous and therefore the market size is difficult to estimate. Accelr8's products do not add significant value to qualitative assays (which only report presence or absence of an analyte), but do add value to quantitative assays (which report the amount of material detected).

The second category is comprised of those emerging markets that have substantial untapped market volume ahead of them. Of these, Accelr8 focuses on the microarray segment as the definitive emerging application. In management's opinion, microarrays will displace many other assays in biosciences and in medical diagnostics over the next ten years. Frost and Sullivan estimates that the current $500 million market (annual product sales) will grow to about $3 billion in less than five years.

Business Strategy

Accelr8's business strategy is to specialize in advancing the state of the art of surface coatings used in bio-analytic substrates, and in advancing the state of the art in assay instrumentation based on the counting of individual bound microparticles. Accelr8 will pursue this goal by conducting its own aggressive research and development programs and also by seeking to acquire or license important advances developed outside of the company.

Accelr8 specializes in and seeks to offer its industrial customers the highest available performance in critical materials and subsystems. This position allows customers to concentrate their resources on their own core competencies and strategic assets.

In order to simplify customer validation and process integration, Accelr8 may decide to provide coated substrates. In order to prove the commercial importance of advanced system designs, Accelr8 may also decide to produce one or more complete analysis products that incorporate QuanDx(TM) instrumentation and OptiChem(TM) coated substrates.

Customers

As of October 29, 2001, Accelr8 is in the very earliest stages of introducing the OptiChem(TM) technology to the market with the intent of securing licensing partners. Accelr8 has not made any sales of these products to date. In August 2001, the Company began to introduce OptiChem(TM) to specific companies selected on the basis of Accelr8 management's best estimate of likely serious interest. Because of the need to integrate Accelr8 products into the customer's production processes, management estimates that the selling cycle will average about nine months.

Alliances

Accelr8 has entered into a joint development agreement with Xtrana, Inc. (OTC:XTRN) of Broomfield, CO for the purpose of integrating Accelr8's OptiChem(TM) assay surfaces and QuanDx(TM) quantitative instrumentation with Xtrana's nucleic acid extraction and amplification technologies. The two parties intend that the integrated system will rapidly extract and amplify nucleic acids from raw samples and yield a quantitative measurement of targeted pathogens. The new system will combine counting and identification into a single test.

The joint development program combines the following proprietary technologies:

* Accelr8's QuanDx(TM) quantitative digital analyzer;

* Accelr8's OptiChem(TM) low-noise surface coatings;

* Xtrana's SCIP(TM) technologies;

* Xtrana's Xtra Bind(TM) solid phase capture of nucleic acid.

The Agreement gives Accelr8 access to an innovative nucleic acid testing platform and gives Xtrana access to high-performance surface coatings and digital instrumentation. Once developed, the companies intend to co-market this integrated system to industry leaders in targeted vertical markets such as food-borne pathogen testing and human medical diagnostics. Both companies retain the right to independently pursue other development programs for their respective technologies.

Pathogen counts are important in food safety because new hygiene standards specify allowable limits in terms of the number of organisms measured in a sample. The Food Safety and Inspection Service (FSIS) is implementing more stringent microbial testing requirements, which have resulted in a dramatic increase in testing by meat and poultry processors.

Current testing methods require "enrichment" or growth of bacteria from food samples for periods that range from about two days to six days. Large food processors do not store inventory long enough to await lab results prior to shipping their products. Therefore they risk having costly recalls if testing shows positive results for pathogen content. Some products may even reach consumers before lab results become available, thus creating a substantial product liability.

By introducing a highly sensitive assay, the enrichment period can be shortened considerably. The goal of the Accelr8/Xtrana system is to return results within a single shift (eight hours). This would yield substantial economic benefits and reduce the liability for large food processors.

In medicine, rapid quantitative measurement of specific strains of infectious organisms are very important in emergency situations because the physician must start therapy immediately if the patient is in critical condition. An effective test must be precise, rapid, and also measure the infectious burden. At the same time, better testing will quickly identify the organism's strain and drug susceptibility, reducing the delay in finding the right antibiotic.

As with food pathogen testing, traditional diagnostic testing often requires several days to isolate and grow the infectious organism, and to test its sensitivity to specific antibiotics. Until then, the physician must use powerful broad-spectrum antibiotics. Widespread use of these antibiotics leads to the emergence of drug resistance, which then narrows the number of drugs available to treat serious infections.

Antibiotic-resistant infections have become very important public health concerns. Over the last decade, the medical community has publicized the threat of emerging drug resistance in such organisms as "MRSA" (Methicillin Resistant Staphylococcus aureus), "VRE" (Vancomycin-Resistant Enterococci), "VRSA" Vancomycin-resistant staphylococcus aureus), and "MDR-TB" (Multi-Drug Resistant Tuberculosis). Researchers believe that rapid testing with species and strain identification will be important in preserving treatment options, helping to limit the use of those antibiotics for which alternatives are few or nonexistent.

Marketing and Sales

At present, Accelr8 creates awareness for its technologies amongst potential industrial customers through four primary routes:

1) Public presentations at scientific symposia attended by key scientific staff and R&D decision makers from targeted companies.

2) Invited presentations at targeted companies by Accelr8's own scientists or its consulting academic scientists.

3) Telephone calls, emails, express letters, and personal visits to key executives, business development managers, marketing managers, and R&D managers at targeted companies.

4) Accelr8's web site (www.accelr8.com), whose content is strongly technical in nature and targeted at scientists within prospective customer companies.

Management believes that the "executive selling" process helps to assure that high-quality, effective information is presented directly to individuals who have decision authority or who have strong influence over decisions to adopt novel technologies in their employers' product development programs. Accelr8's strategy is to discover within each company particular products and projects in which Accelr8's proprietary technologies should yield substantial identifiable benefits. Once discovered, Accelr8 then focuses on a single customer application in order to prove performance and gain credibility.

The Company plans to expand its exposure by means of papers in technical journals and feature articles in the trade press. The Company will also exhibit at key technical meetings.

If Accelr8 does decide to produce OEM substrate components, the Company will sustain an industry advertising campaign with direction to specific pages on its Web site. Similarly, if Accelr8 decides to produce a finished assay system (instrumentation and assays), the Company will expand its advertising in suitable trade media.

In the joint development agreement with Xtrana, both companies will pursue likely industrial partners and customers.

Operations

Accelr8 depends on an aggressive R&D program to expand its intellectual property portfolio and to adapt its licensable technologies to specific applications. Ongoing development programs include new physical coating methods for production of different substrate formats, additional methods for linking coatings to base materials, and additional functionalization for new applications.

The Company owns a development laboratory and offices in 3,730 square feet of leased space. In management's opinion, the facility has capacity adequate to support equipment and staffing to implement the product development plan at least through 2003. Accelr8 also owns certain mid-volume assay substrate production equipment.

The Company plans to contract with one or more experienced vendors to produce small volumes of assay substrate for use as evaluation samples and for initial finished goods inventory to support the component needs of some customers. The Company now has adequate clean, temperature-controlled warehouse space in its leased facility.

If Accelr8 does decide to produce completed systems, the Company will engage experienced instrumentation contract manufacturers to produce finished goods.

The Company does not believe that, for the foreseeable future, the Company's products will be subject to any significant fluctuations in supply costs. Only one component of OptiChem(TM) surface chemistry is restricted to a sole commercial source. However, that component may be custom-synthesized by commercial laboratories in the event that the commercial supplier withdraws the product or fails to deliver on schedule. Management estimates that activating and receiving delivery from a custom-synthesis vendor would require about twelve weeks. Therefore, management plans to maintain inventory of this component that represents at least sixteen weeks' requirement according to its sales forecast.

QuanDx(TM) instrumentation requires certain components that are custom-fabricated to the Company's specifications. These components include printed circuit boards for controller electronics, optical components such as custom lenses, injection-molded plastic components, and machined mechanical components. In all applicable cases, the Company owns the production tooling and is able to quickly activate second sources. Management plans to maintain inventory levels sufficient to bridge any second-source response times and include an adequate safety factor.

Intellectual Property

The Company relies on a combination of patent, copyright, trademark and trade secret laws, employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect its proprietary rights. Management is committed to aggressively develop a continuing stream of intellectual property and to defend its position in key technologies.

Two patents have issued that cover certain aspects of the OTER(TM) technology. Most recently, the Company received notice of issuance from the U.S. Patent and Trademark Office for patent number 6,274,384 to Accelr8 for a "method for specific substance and molecule detection." The patent claims the analytic methods associated with an apparatus in previously-issued U.S. patent 5,958,704 for a "sensing system for specific substance and molecule detection."

Accelr8 is also prosecuting additional divisional OTER(TM) patent applications (US and international).

The Company has one patent pending on QuanDx(TM) instrumentation. Management believes that the patent application covers areas that are critical for QuanDx(TM) protection.

In June, 2001, Accelr8 filed its first provisional patent application for OptiChem(TM) surface chemistry. In management's opinion, the application has the potential to provide relatively broad protection for this unique surface chemistry. Management plans to file a series of new provisional applications and continuations to expand protection over a broad base related to its surface chemistry.

In addition to its own inventions, management surveys patent filings, commercial venues, and scientific publications for new opportunities. Where appropriate, management plans to acquire or license significant new intellectual property that complements its own proprietary positions or that enables the Company to enter strategically important new market niches.

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

Employees

The Company has nine employees at its facilities in Denver, Colorado, and employs four consultants. There are no collective bargaining agreements.

Factors That May Affect Future Results

Dependence on Key Employees. The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on the Company's results of operations. The Company carries key man life insurance in the amount of $5 million on Thomas V. Geimer. The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance policies would be sufficient to compensate the Company for the loss of Mr. Geimer, and these policies do not provide any benefits to the Company if Mr. Geimer becomes disabled or is otherwise unable to render services to the Company. The Company believes that its continued success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel it requires to develop and market new and enhanced products and to conduct its operations successfully.

Need to Develop Market For Products. Accelr8 is just beginning to market its new products based on technology the Company acquired in January 2000. The Company has not received any income from the sales based on products using the new OptiChem(TM), QuanDx(TM), and OTER(TM) technology. The Company has competitors who manufacture and market products similar to ours. Our principal competitors and the areas in which they compete with us are described more fully in "OptiChem(TM) Competitors" and "QuanDx(TM) Competitors." The Company has not received any revenues from these new products and there is no assurance that the Company will be successful in marketing the new products.

The Company's Success Will Depend Partly On Its Ability To Successfully Introduce New Products. In market primarily driven by the need for innovative products, Accelr8's revenue growth will depend on overcoming various technological challenges to successfully introduce new products into the marketplace in a timely manner. The Company's new technology requires state-of-the-art or even pioneering know-how in biochemistry. In addition, the Company must continue to develop new applications for its existing technologies. Market acceptance of these new products will depend on many factors, including demonstrating to potential customers that the Company's technologies are superior to other technologies and products that are available now or may become available in the future.

If the Company is not able to overcome these technological challenges, or even if the Company experiences difficulties or delays, Accelr8 may not be able to attract customers for its new products that would seriously harm the Company's business and future growth prospects.

If the Company is Unable to Effectively Protect it Intellectual Property, It May Be Unable To Prevent Infringement. The Company's success will depend in part on its ability to obtain and maintain meaningful patent protection for the technology underlying the Company's new products, both in the United States and in other countries. The Company cannot assure you that any of the presently pending or future patent applications will result in issued patents, or that any patents issued to the Company or licensed by the Company will not be challenged, invalidated or held unenforceable. Further, Accelr8 cannot guarantee that any patents issued to it will provide the Company with a significant competitive advantage.

If Accelr8 fails to successfully enforce its proprietary technology or otherwise maintain the proprietary nature of the Company's intellectual property with respect to its significant current and proposed products, the Company's competitive position and , as a result, its sales could suffer.

Notwithstanding the Company's efforts to protect its intellectual property, its competitors may independently develop similar or alternative technologies or products that are equal to or superior to Accelr8's technology and products without infringing on any of the Company's intellectual property rights or design around the Company's proprietary technologies. If customers prefer these alternative technologies to Accelr8's, the Company's sales could be adversely affected.

Accler8's Products Could Infringe on the Intellectual Property Rights of Others. Due to the very significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by, entities operating in the industry in which the Company operates, Accelr8 believes that there is a significant risk of litigation arising form infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against the Company or its licensors. The Company may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that the Company's products infringe a third party's proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to the Company and divert the efforts of our technical and management personnel.

The Company may also be subject to significant damages or injunctions against development and sale of some of its products, which could have a material adverse effect on the Company's future revenues. Furthermore, claims of intellectual property infringement may require the Company to enter into royalty or license agreements with third parties, and the Company may not be able to obtain royalty or license agreements on commercially acceptable terms, if at all.

Ability to Respond to Technological Change. The Company's future success will depend significantly on its ability to enhance its current products and develop or acquire and market new products that keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. There can be no assurance that the Company will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that it can introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. The Company's delay or failure to develop or acquire technological improvements or to adapt its products to technological change would have a material adverse effect on the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price and Dividend Policy. The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by the Company or its competitors, and other events or factors. In addition, the stocks of many technology companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance. The Company does not intend to pay any cash dividends on its Common Stock in the foreseeable future.

Control by Management. At September 30, 2001, the officers, directors and key employees of the Company owned of record approximately 1,170,379 or 15.33% of the outstanding shares of Common Stock. If they exercise all of the options that they currently hold, they will own 1,750,379 shares of the Company's Common Stock or 21.31% of the Company's then outstanding shares of Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and, therefore, to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

Shares Eligible for Future Sale. As of September 30, 2001, the Company had reserved 1,214,500 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to its stock option plans, of which options to purchase 755,500 shares were outstanding as of September 30, 2001 ("Plan Options"). An aggregate of 214,500 of the Plan Options are exercisable at $0.36 per share; 150,000 Plan Options are exercisable at $1.45 - $1.50 per share, and 391,000 Plan Options are exercisable at $1.45 - $4.00 per share. The 1,129,110 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at

$0.24 per share on October 14, 1997, and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as treasury stock by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 5 to the Financial Statements for further information. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

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

Glossary - Chemistry

     a. Analyte: the target material that an analysis or assay is intended to measure or detect.

     b. Antibody: a specialized protein (immunoglobulin) produced by the immune response that binds to a particular molecular surface that has previously been presented to certain cells in the organism's blood. The end-product of the "humoral" component of the immune response. Key component of immunoassays detecting as the analyte-specific detection agent.

     c. Antigen: the material used to stimulate immune antibody production in an organism.

     d. Aptamer: oligonucleotides selected for their ability to bind specifically to a particular analyte or group of related analytes. Aptamers behave in a similar fashion as antibody binding sites. They are synthetic affinity binding agents.

     e. Assay, Qualitative: a chemical test in which the result is expressed as the presence or absence of an analyte. Also referred to as "detection," as opposed to measuring the amount of material.

     f. Assay, Quantitative: a chemical test in which the result is expressed as the quantity of analyte in a sample. Quantitative assays may be used to determine whether the amount of analyte is above or below a "cut-point" that distinguishes an acceptable level of the analyte, such as a food pathogen, from an unacceptable level.

     g. Binding, Affinity: relatively strong attachment of one molecule or reactive site to another by means of forces other than direct chemical bonding and with high selectivity such that molecules that are very similar to the analyte are not attached. Examples include the attachment of an antibody to an antigen, complementary strands of nucleic acid to each other, and an enzyme to its substrates, streptavidin with biotin and lectin with sugar. The degree of binding strength and selectivity may vary from one type of affinity pair to another (high affinity to low affinity).

     h. Binding Event: the occurrence of affinity or covalent (chemical) binding between two molecules or entities. If a conjugated assay component is very large relative to molecular dimensions (as is a nanoparticle), the capture of a single reporter entity may actually represent multiple analyte binding events but will be counted as a single binding event since it is the minimum measurable unit.

     i. Binding, Non-Specific: attachment (typically by physical adsorption) of one material to another in a way that does not require a specific molecular fit between the two materials. Typically observed when a scientist attempts to wash away the un-reacted material from a sample mixture applied to an assay surface. Residual, adsorbed material that is not the analyte then interferes with accurate measurement of the amount of attached analyte.

     j. Binding Site Density: the areal density of reactive binding sites, typically expressed as the number of molecular reactive sites (or moles) per square centimeter.

     k. Binding, Specific: the ability or capacity of an immobilizing surface or molecule to attach to a single desired analyte molecule and not to very similar molecules.

     l. Biochemical: an all-encompassing term that includes all organic molecules found naturally in biological organisms.

     m.   Biomolecule: a natural organic molecule found in biological organisms.

     n. Bio-Warfare (or Bio-Terrorism): the deliberate use of human pathogens to infect enemy troops or civilian populations in order to kill or incapacitate them. The use of infectious diseases as weapons. "Bio-Defense" is the use of biosciences to devise strategies and materials to defend against bio-warfare agents.

     o. Chemiluminescence: reaction of certain chemicals that emit light as a result of the reaction. Used in assays to react in proportion to the amount of analyte present in a sample.

     p. Cloning: the precise replication of a genetic code or a complete organism from a master genetic code template.

     q. Combinatorial Chemistry: construction of large libraries of closely-related molecular structures. The variations from one type of molecule to the next vary in minuscule and systematic ways from those of its neighbors.

     r. Confocal Scanning Microscope: a complex automated microscope used to scan analytic slides in a very thin optical section in order to reduce background interference. Typically used with fluorescent dyes conjugated to a sample's analyte molecules. The workhorse for microarray analysis in genomics and proteomics.

     s. Conjugate: (verb) to link or bind one chemical or assay component to another. (Noun) The combined entity created by conjugation of substances. For example, conjugating a nanoparticle to an antibody. Distinguished from a chemical reaction in which a single component results that differs chemically from the starting constituents. Conjugation does not result in a product that has chemically changed, but one that has two or more components linked together without having induced a chemical change to either of them.

     t. Contact Angle: the tangential angle made by a droplet applied to a surface. It provides a simple way to measure surface energies and to predict the uniformity and packing density of spots applied to a surface for printing microarrays. Too low a contact angle means that spots will "bleed" or spread, reducing uniformity and density. Too high a contact angle may lead to spot distortion, complicating the interpretation of fluorescence patterns with an automated array scanner.

     u. Denaturation: the change in shape of a biological macromolecule to such an extent that the biomolecule loses its chemical or binding activity. Quite often, the change in molecular shape is such that it cannot be reversed. Heating an egg white is an example. The heat irreversibly denatures the egg albumin (a type of protein).

     v. DNA: the nucleic acid biomolecules that carry an organism's genetic code. The famous "double helix" molecular model of Watson and Crick.

     w. ELISA: "Enzyme-Linked Immuno-Sorption Assay;" an assay architecture in which a substrate-immobilized antibody (immunoglobulin) is used as a specific affinity binding agent to attach to a desired analyte molecule, and then certain enzymes are linked to the affinity-bound pair in a way that amplifies and reports the analyte capture through some means of physical detection such as optical density of a dye or brightness from chemiluminescence or fluorescence.

     x. Enzyme: a protein that catalyzes a biochemical reaction. As a catalyst, the enzyme induces the reaction to occur but does not itself change as a result of the reaction. Enzymes catalyze all of the biochemical reactions responsible for a cell's life processes.

     y. Fluorescence: emission of light by a molecule in response to illumination by light of certain wavelengths. The emitted light has a longer wavelength (red-shifted) than that of the illumination source. Used to react in an assay in proportion to the amount of analyte present in a sample.

     z. Functionalization: the incorporation of a chemically reactive group at the surface of a material such as an assay substrate. This group provides an attachment site for specific types of chemical binding reaction.

     aa. Gene: a sequence of DNA or RNA that produces a functional protein product when translated by the normal biosynthetic route.

     bb. Gene Amplification: precisely replicating a particular genetic sequence (a short length of DNA or RNA) thousands, millions, or billions of times in order to produce enough material suitable for analysis. It is the critical step in forensic identification and molecular diagnostics because available analytic techniques lack sufficient sensitivity to directly analyze the minute quantity available in untreated samples. By implication, the amplification does not involve an entire strand of DNA, but only particular defined sequences that identify a particular individual or genetic sequence of interest. The "amplicons" or "amplimers" produced by amplification are then the oligonucleotide (or oligomer) analytes actually measured by a nucleic acid assay.

     cc. Gene Therapy: the insertion of a gene sequence (a short length of DNA that contains specific genetic code) into a patient's cell nuclei in order to ameliorate or cure a disease. For example, sickle-cell anemia is an inherited disease. In concept, it is possible to insert non-sickle genes into the patient's cells that are responsible for making red blood cells. New blood cells will then lack the sickle property.

     dd. Genomics: the study, including sequencing, of molecules that carry an organism's genetic code (nucleic acids, DNA and RNA).

     ee. High-Throughput Screening (HTS): parallel processing of very large numbers of assay in order to identify interactions between a target substance and a probe. The most important example is the use of microarrays, combinatorial libraries, and other materials to discover drug candidates.

     ff. Hybridization: the specific affinity linkage between two complementary nucleic acid strands over a relatively long polymeric sequence. The binding strength is a function of the degree of complementary homology between the strands.

     gg. Hydrophilic: "water-loving" or polar organic molecules, such as alcohol and organic acids; miscible with or soluble in water. The opposite of hydrophobic.

     hh. Hydrophobic: "water-hating" or strongly non-polar organic molecules such as oils. The opposite of hydrophilic. Water immiscible.

     ii. Immunoassay: any type of biochemical assay that uses antigen-antibody affinity as the assay basis of selection and detection.

     jj. Immunoglobulin: the technical name for antibody proteins. The most common type and the type used in medical or research immunoassays is the "G" category, abbreviated as "IgG."

     kk. Lab-On-A-Chip ("LOC"): a very small-scale sequence of mechanized laboratory processes to capture, clean, separate, and measure one or more defined analytes in a sample. Practical LOC devices range from relatively large - a few inches in their longest dimension - to microscopic. They allow relatively complete laboratory analyses to be performed in a single, mass-produced integrated fluidic component. Typically, LOC uses physical principles that would not be practical on a larger physical scale but that replace "macro" components that do not work well on a small scale (such as mechanical valves).

     ll. Ligand: similar to a conjugate, but by convention refers to an entity that is being attached to a base entity.

     mm. Limit Of Detection (LOD): the smallest quantity of analyte that the assay can detect. Same as "Sensitivity."

     nn. Limit Of Quantitation (LOQ): the smallest amount of analyzed material that an assay can measure and accurately express as a quantity. It may differ from Limit Of Detection (LOD) because the

     oo. Macromolecule: a large molecule. The size cutoff is arbitrary and depends on context.

     pp. Microarray: a regular geometric array (matrix or grid pattern) of individual reactive chemical probes affixed to a physical substrate such as a microscope slide. Used in assays to conduct thousands of analyses at one time on sample materials presented to the microarray. The high-density evolution of the microtiter plate.

     qq. Microtiter Plate: a multi-well plate (typically 96 wells) of standard dimensions in which individual reactions occur near-simultaneously with different reagents. Analyzed visually or by automated optical plate readers. Currently the most widely-used standard laboratory assay format.

     rr. Mole: one gram-molecular equivalent of a chemical compound. For example, water has a molecular weight of about 18. Therefore 18 grams of water constitute one mole of water. The mole equivalent is a convenient way to express amounts of an analyte in terms of the number of molecules in a sample. One mole contains about 600 billion trillion molecules (Avogadro's Number, 6.022 x 10e23 molecules).

     ss. Molecular Diagnostics: medical application of genetic analysis and/or proteomics to diagnose diseases, or to assess an individual's vulnerability or propensity to develop certain diseases, or to assess an individual's or infectious organism's likely susceptibility to particular therapeutic agents, or to assess an individual's susceptibility to toxic effects of particular therapeutic agents.

     tt. Nanoparticle: a very small particle whose diameter is (typically) smaller than the wavelength of light used to illuminate it in an assay system. Designated "nano" because its dimensions are expressed in nanometers (a billionth of a meter). Visible light has wavelengths between about 350 and 650 nanometers.

     uu. Nucleic Acid: DNA (deoxyribo-nucleic acid) or RNA (ribo-nucleic acid). Polymeric chains of nucleotides whose particular sequence constitutes an organism's genetic code (DNA and genomic RNA) or that participate in the biosynthesis of new protein molecules (other types of RNA such as messenger RNA, transfer RNA, and ribosomal RNA).

     vv. Nucleotides: the building blocks for nucleic acids. An organism's "genetic code" consists of the sequence of nucleotides in the organism's genomic nucleic acid (DNA in most organisms). A gene sequence consists of a long string of any of four possible nucleotides arranged such that three adjacent nucleotides (the "triplet codon") encode for a single amino acid to be assembled into the gene's protein product when translated during protein biosynthesis.

     ww. Oligonucleotide, Oligomer: a short section of DNA or RNA. A small nucleic acid polymer.

     xx. Pathogen: an infectious organism (bacteria, viruses, prions) that when infecting a host causes a medical pathology (disease). Pathogens may be transmitted through food, water, air, and/or contact with infected individuals or their biological fluids.

     yy. Polymer, Polymeric: typically, large molecules made up of repeating subunits. Biochemical examples include nucleic acids (repeating units of nucleotides) and proteins (chains of amino acids).

     zz. Probe (molecular): by convention, the reactive component of an assay that is immobilized onto a surface and to which its complementary "target" is presented.

     aaa. Protein: biological polymeric macromolecules formed by long chains of amino acids (twenty in humans) and which provide the mechanism for cellular physiology and metabolism. All life functions are carried out through the mediation of proteins (typically enzymes).

     bbb. Peptide: small proteins or protein fragments. There is not a rigid demarcation since some small whole "proteins" are much smaller than "peptide" fragments of large proteins.

     ccc. Proteomics: the study of proteins in a way that measures the degree of expression and/or degree of variation, or to identify the proteins created by an organism's genome. Also referred to as "functional genomics" since it examines the protein products encoded by genes.

     ddd. Ribozymes: RNA or oligonucleotides that express enzyme-like activity
          (catalyzing a biochemical reaction).

     eee. DNA: a nucleic acid biomolecule category if single-stranded (as opposed to the double helix of DNA) that are essential in making protein products from the master DNA genetic code. Certain micro-organisms have RNA as their genetic material rather than DNA.

     fff. Sandwich Assay: an assay structure that builds up layers of successive binding reactions from a fixed mechanical base. A sequence of steps creates the layers such that the final layer provides the reporting mechanism. Intermediate layers may amplify the fundamental analyte capture or stabilize it to permit detection that would not otherwise be reliable or sufficiently sensitive.

     ggg. Sensitivity: the smallest quantity of analyte that the assay can detect. Same as "Limit Of Detection." Statistically, the proportion of false negatives reported for a population sample.

     hhh. Signal-To-Noise Ratio (SNR or S/N): the ratio of a desired "signal" such as analyte quantity to background "noise" such as interference by unwanted substances or detectors or detection circuitry. The higher the SNR, the higher the possible assay sensitivity.

     iii. SNP (Single Nucleotide Polymorphism): variation in the protein products of genetic transcription caused by variation of a single coding base in a particular gene.

     jjj. Specificity: the degree to which an assay measures only the specific analyte of interest and not chemically similar materials. Statistically, the proportion of false positives reported for a population sample.

     kkk. Stem Cells: developmentally immature cells that embody the potential to differentiate into any kind of specialized cell as found in a mature organism. Also known as "pluripotent" stem cells because of this potential. For example, by manipulating culture conditions, the scientist may be able to create new liver cells or bone cells from the same initial batch of stem cells. Stem cells are isolated and then grown in tissue culture.

     lll. Surface Chemistry: the chemistry of materials that provide a barrier or contact surface. In the context of biochemical assays, the chemistry of all exposed surface area that may come into contact with assay reagents.

     mmm. Surfactant: a detergent, a type of material that has both hydrophilic and hydrophobic parts that enable immiscible materials to mix.

     nnn. Target (molecular): by convention, the reactive component of an assay that is not immobilized, but which is presented to its complementary immobilized "probe."

     ooo. Tissue Culture: artificial growth of living cells from multi-cellular organisms (including humans) in a laboratory medium.

     ppp. Transfection: the use of a benign infectious organism such as Vaccinia virus to infect host cells (in a whole animal or human, or in cultured cells) and splice new gene sequences into those cells' DNA. This allows the infected cells to produce foreign protein products or to replace abnormal genetic codes with normal ones.

     qqq. Transgenic (organisms): host organisms such as mice whose DNA has been modified to carry foreign genetic code in such a way as to enable the host's cells to produce foreign proteins. The process of creating transgenic organisms occurs during embryo formation so that the developing host does not develop an immune response to the foreign protein.

Glossary - Computer Business

     a.   COMPAQ: Acronym for "Compaq Computer Corporation."

     b.   DEC: Acronym for "Digital Equipment Corporation."

     c. Legacy Code: Existing software, including proprietary applications, out-dated commercial vendor applications, data bases and element relationships, that have been in use for an extended period of time, thus accumulating the "legacy" of corporate memory, files and information system functionality that may no longer adequately satisfy the owner.

     d. Legacy System: Existing hardware and network systems, especially proprietary, closed mainframe environments or out-dated architectures that have been in use for an extended period of time, typically with limited functionality and limited or no compatibility with more modern systems. DEC's VMS operating system is an example of a Legacy System.

     e.   LINUX: Refers to a version of the UNIX operating system.

     f. NT: Refers to the Windows NT operating system, which is the latest Open System architecture for Windows developed by Microsoft Corporation.

     g. UNIX: A widely used multi-user, general purpose operating system. A trademark of X/Open Company Limited, for an operating system originally developed at the Bell Laboratories of AT&T in the late 1960's and early 1970's and subsequently enhanced by the University of California at Berkeley, AT&T, the Open Software Foundation (OSF) and others.

VMS: The brand name of the proprietary multi-user, multi-tasking, virtual memory operating system provided by DEC with its VAX minicomputers.

Item 2 - Description of Property
--------------------------------

The Company currently leases approximately 6,040 square feet of office space at 303 E. 17th Avenue, Suite 108, Denver, Colorado, 80203, and approximately 3,730 square feet of laboratory space at 7000 Broadway, Denver, Colorado, 80221 for a combined monthly rental of $7,303.

Item 3 - Legal Proceedings
--------------------------

The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. The Company is not able to predict the outcome of the pending legal matters described below with any degree of certainty, and there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company.

Concluded Legal Matters

On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed suit in the United States District Court for the District of Colorado against Accelr8 Technology Corporation, Thomas V. Geimer, Harry J. Fleury, and James Godkin, captioned Securities and Exchange Commission v. Accelr8 Technology Corporation, et al., Civil Action No. 99-D-2203. The SEC sought an injunction permanently restraining and enjoining each defendant from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; Section 13(a) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and, in addition, that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Securities Exchange Act of 1934. Section 10(b) of the Exchange Act and Rule 10b-5 thereunder relate to securities fraud. Section 13 of the Exchange Act and the rules thereunder relate to reporting and record keeping. The SEC alleged that the Defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings. The SEC also alleged that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records, and made misrepresentations to the Company's accountants. On July 12, 2001, the Defendants, without admitting or denying the allegations of the Third Amended Complaint filed by the SEC, consented to the entry of Final Orders in which the court dismissed the securities fraud claims against all Defendants with prejudice, made no findings that any violation of law occurred, and enjoined the Defendants from future violations of Section 13 of the Exchange Act, and the regulations thereunder referred to above. In addition, Mr. Geimer paid a civil penalty of $65,000, Mr. Fleury paid a civil penalty of $20,000, and Mr. Godkin paid a civil penalty of $20,000. All costs, expenses, civil penalties, and liabilities incurred by the Defendants in defending and settling this matter were borne by the Company.

In August, 1998, and thereafter, John R. Kuney, Albert Wallace and Diana Wallace posted defamatory statements on various investment service "message boards" relating to the Company on the internet, which is the subject of the matter of the Company's claims against those parties. The Company filed suit against various unnamed parties in the District Court, City and County of Denver, State of Colorado (Civil Action No. 99-CV-7818), and as a result of discovery was able to determine the identities of the parties who had posted the defamatory statements and to amend the Company's Complaint to specifically name these parties as Defendants. Defendant Albert Wallace filed counterclaims against the Company for retaliatory discharge, wrongful discharge and for luring, and for abuse of process. Defendant Diana Wallace also filed a counterclaim for abuse of process. The suit has been settled by mutual agreement of the parties.

Pending Legal Matters

On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and Accelr8 Technology Corporation as a nominal Defendant. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a Defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, essentially making the same allegations as were made by the SEC in its initial Complaint. The Defendants have answered the Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification. The Defendants have answered the Hongerholt derivative Complaint, and have denied all claims. The Company and the individual Defendants believe they have substantial defenses to both the class and derivative claims, but there are no assurances that the resolution of these actions will not have a material adverse effect on the Company. The consolidated class actions, including the Hongerholt derivative action, have not been set for trial. The Company is paying the costs of its own defense, as well as the costs of defense of the individual Defendants under its indemnification obligations. These costs may be material to the Company.

On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas V. Geimer, A. Alexander Arnold III and David C.Wilhelm, captioned John William Dews v. Thomas
V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). This action alleges various breaches of fiduciary duty arising out of the activities alleged by the Securities and Exchange Commission, as well as the Company's determination to defend against the SEC's allegations. The parties have reached an agreement under which the Complaint will be dismissed without prejudice upon an exchange of releases, with no payments to be made by the Defendants. That agreement is subject to court approval, and there can be no guaranty that it will be approved. Although no claims are asserted against the Company in this action, the Company is bearing the cost of defense in accordance with indemnification agreements with Mr. Geimer, Mr. Wilhelm, and Mr. Arnold. These costs may be material to the Company.

On July 14, 2000, the Agricultural Excess and Surplus Insurance Company, which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit, with a $100,000 deductible. The insurance company alleges that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The Defendants have answered the Complaint, in which they denied the claim for rescission, and have filed a counterclaim seeking damages for the insurer's bad faith. Although the Company believes the insurance company's claim for rescission to be not well-founded, there is no assurance that the Company will succeed in the litigation. If the Company is unsuccessful, it will lose the benefits otherwise available under the policy. The Company is bearing the cost of litigation for all Defendants, which costs may become material.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

During the fiscal year ended July 31, 2001, the Company did not hold an annual meeting of shareholders; however, the Company intends to hold an annual meeting of its shareholders for the fiscal years ended July 31, 2000 and 2001, in December 2001.

PART II

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

From November 19, 1996, until November 17, 1999, the Company's Common Stock traded on the NASDAQ National Market under the symbol "ACLY." Prior to November 19, 1996, the Common Stock was traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board. On November 17, 1999, the NASDAQ Stock Market suspended the Company's Common Stock from trading. On January 5, 2000, the Company participated in a hearing before a NASDAQ Listings Panel (the "Initial Hearings Panel") to determine if the Company's Common Stock could continue to be included on the NASDAQ National Market System ("NMS") and traded thereon. On February 18, 2000, the NASDAQ Hearings Panel decided to permit the Company's Common Stock to begin trading again on NMS if certain conditions were met, including but not limited to: (i) the Company filing its delinquent reports with the Securities and Exchange Commission for the fiscal year ended July 31, 1999, and the quarters ended October 31, 1999, and January 31, 2000 with the SEC on or before March 15, 2000, including financial statements audited by its new independent auditor as of and for the fiscal years ended July 31, 1997, 1998, and 1999; (ii) no material restatement occurring with respect to the audited financial statements being filed with the SEC; and (iii) filing future reports with the SEC on a timely basis. The Company met these conditions; however, the NASDAQ Listing and Hearing Review Council ("Review Council") notified the Company that the Review Council had decided to review the decision of the Initial Hearings Panel. The Company submitted additional information to the Review Council and on June 20, 2000, the Review Council withdrew its call for review of the February 18, 2000, decision of the Initial Hearings Panel. The Company's Common Stock began trading again on June 26, 2000. Between June 26, 2000, and August 22, 2000, the Company's Common Stock traded below the minimum bid price requirement of $1.00 per share, and the Company failed to satisfy the $5,000,000 public float requirement. On August 22, 2000, NASDAQ notified the Company that the decision of the Initial Hearings Panel was being modified to permit the Company to evidence compliance with the NASDAQ requirements for continued listing if the Company evidenced a closing bid price and a market value of public float of at least $1.00 per share and $5,000,000, respectively, for a minimum of ten consecutive trading days between that date and November 19, 2000. The Company did not met these requirements, and its Common Stock was delisted from the NMS effective November 21, 2000 and immediately began trading in the over-the-counter market on the NASDAQ Electronic Bulletin Board.

The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of Common Stock as reported by NASDAQ. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

     Quarter Ended                     High               Low
     -------------                     ----               ---

     Fiscal 2000
     -----------
     October 31, 1999                  2.375             1.125
     January 31, 2000 (1)              1.875             1.125
     April 30, 2000 (1)                  --                --
     July 31, 2000 (1)                 1.125              .313

     Fiscal 2001
     -----------
     October 31, 2000                   .688              .250
     January 31, 2001 (2)              1.000              .250
     April 30, 2001 (2)                 .688              .390
     July 31, 2001 (2)                 1.650              .438

(1) Trading of the Company's Common Stock was suspended by the NASDAQ stock market between the dates November 17, 1999 and June 26, 2000.

(2) The Company's Common Stock was delisted from NASDAQ national market effective November 21, 2000 and is currently traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board.

The Company had approximately 150 shareholders of record as of July 31, 2001, which does not include shareholders whose shares are held in street or nominee names. Management of the Company believes that there are approximately 3,900 beneficial owners of its Common Stock.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. No dividends have been declared to date by the Company, nor does the Company anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview

During the early months of 2000, the Company observed that most large IT organizations were transitioning their budgets from Y2K project completion and testing to e-business strategies such as business-to-business, business-to-consumer, supply chain management and EAI (Enterprise Application Integration). Even though Legacy System modernization projects still held promise of providing new efficiency, the conventional "wisdom" of Wall Street was rewarding companies with higher stock valuations when "old economy" businesses announced "new economy" internet-based, business models. This phenomenon gathered momentum by mid-June 2000 and has continued into 2001. Projects with Legacy Code issues were shelved in favor of expenditures that would provide immediate increases in shareholder value.

Faced with declining interest in the Company's solutions, management made a concerted effort to identify potential technology acquisitions that resonated within the general technology area of B2B and EAI. After assessing numerous candidates, the overwhelming valuations being sought by start-up entrepreneurial organizations forced the Company's management to reach the conclusion that any software tool or solution purchase in this e-business revolution was unjustifiably high priced and unproven in market acceptance and, therefore, imprudent and risky to the shareholders cash equity in Accelr8.

In October 2000, the Company was introduced to the OpTest(TM) suite of technologies, owned by DDx, Inc. The potential market opportunity in the growing area of biosciences, coupled with unique patented technology that was beyond initial development stage, led management to pursue a purchase agreement with DDx, Inc. The closing took place January 18, 2001, and the Company commenced immediate investment in rapid delivery of testing and optimization of OpTest's(TM) surface chemistry and quantification instruments (QuanDx(TM) and OTER(TM)). Accelr8's vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. Accelr8's proprietary surface chemistry and its quantification instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments.

The Company intends to offer an on-site demonstration of its food pathogen testing platform (OptiChem(TM) and QuanDx(TM)) to food processors by the end of first quarter 2002. The surface chemistry will be refined to the customized specific requirements of several large molecular diagnostics manufacturers, with the intent of licensing the Company's product OptiChem(TM) to at least two significant users with the potential of bundling product licensing with an equity investment in Accelr8's stock.

The Company has been a provider of software tools and consulting services for system modernization solutions for VMS Legacy Systems. Based upon the significant decline in sales in this operational area during the last fiscal year, management has taken steps to limit the costs associated with the conduct of its software tools and consulting services business. These steps have included reducing the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business, and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. Management does not expect to continue its consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. Management is also investigating the possibility of selling these business operations to another party. Management believes that the announced merger/acquisition of Hewlett Packard and Compaq Computer Corporation has provided a window of opportunity for the Company to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of HP/Compaq hardware solutions. The Company has no plans, arrangements or understandings with respect to the sale of these assets.

Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2000 and 2001 and for each of the two years in the period ended July 31, 2001 have been derived from the financial statements of the Company which have been audited by the Company's independent auditors and are included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of the future results of operations or financial performance of the Company.

                                                       Year Ended July 31,
     Statement of Operations Data:                     2000          2001
     -----------------------------                     ----          ----

                      (In thousands except per share data)
     Revenue:
       Product license and                         $     1,073    $       569
          customer support fees
       Resale of purchased software                        385            249
       Consulting fees                                     109             38
       Total revenue                                     1,567            856
       Loss from operations                             (2,317)        (1,439)
       Net loss                                           (923)        (1,547)
       Weighted average shares outstanding
       Basic                                         7,767,081      7,667,988
       Diluted                                       7,767,081      7,667,988

      Net loss per share
       Basic                                       $      (.12)   $      (.20)
       Diluted                                     $      (.12)   $      (.20)

     Balance Sheet Data:                               2000           2001
     -------------------                               ----           ----

     Working capital                               $    10,500    $     9,125
       Current assets                                   11,123          9,652
       Current liabilities                                 623            527
       Total assets                                     13,106         10,732
       Total liabilities                                 1,844          1,120
       Shareholders' equity                             11,262          9,611


Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of
Operations:

     Fiscal year ended July 31,                        2000       2001
     --------------------------                        ----       ----

          Total revenues                              100.00%    100.00%
          Cost of services (1)                        (92.52)   (128.29)
          Cost of software purchased for resale        (5.72)     (8.81)
          General and administrative                  (97.44)    (82.86)
          Marketing and sales                         (52.15)    (33.76)
          Research and development                     (9.50)    (14.43)
          Loss from operations                       (147.83)   (168.15)
          Other income (expense), net                  54.94     (49.80)
          Income tax benefit (provision)               34.03      37.19
                                                     -------    -------
          Net loss                                    (58.86)%  (180.76)%
                                                     =======    =======

          (1)  Includes applicable amortization and depreciation


Year Ended July 31, 2001 Compared to Year Ended July 31, 2000

Total revenues for the year ended July 31, 2001, were $855,660 a decrease of $711,729 or 45.4% as compared to the year ended July 31, 2000. Consulting fees for the year ended July 31, 2001, were $38,250 a decrease of $71,113 or 65% as compared to the year ended July 31, 2000, and represented 4.5% of total revenues. Product license and customer support fees for the year ended July 31, 2001, were $568,977 a decrease of $504,147 or 47.0% as compared to the year ended July 31, 2000, and represented 66.5% of total revenues. Resale of purchased software for the year ended July 31, 2001 were $248,433 a decrease of $136,469 or 35.5% as compared to the year ended July 31, 2000, and represented 29.0% of total revenues.

Management believes that revenues for the year ended July 31, 2001 from the sale of software tools and consulting services, have been adversely impacted by a general slowdown in the economy. Further, management believes that the general build up in computer hardware inventory has caused increased price competition between hardware vendors. Management believes that when hardware vendors significantly reduce platform prices the opportunity for third party software sales to be included in the hardware sales proposal declines significantly. Although management believes that the Company's tools and services can ultimately benefit the hardware solution for end users, hardware vendors are generally not proactive in recommending third party software solutions that would increase the total cost of the sale and jeopardize the purchasers decision to buy new hardware. Additionally, internal budgets for discretionary projects are under pressure, which management believes has also negatively impacted the Company's sales of a software package for warehouse management. Lastly, the modernization of Legacy Systems has taken a back burner to the more Wall Street sensitive projects, such as supply chain management and ERP.

During the year ended July 31, 2001, revenues from the Company's three largest customers were $231,027; $118,450 and $86,975 representing 27%, 13.8% and 10.2%
of total revenues. In comparison, revenues from two customers were $202,953 and $170,205 representing 12.9% and 10.9% of the total revenue for the year ended July 31, 2000. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

Cost of services for the year ended July 31, 2001 including amortization and depreciation was $1,097,731 a decrease of $352,445 or 24.3% as compared to the year ended July 31, 2000. This decrease was largely due to decreased amortization of capitalized software costs as amortization of Year 2000 tools had been completed in fiscal 2000, plus declines in rent, salaries and all other expense categories because of decreased sales and fewer employees.

Cost of software purchased for resale for the year ended July 31, 2001, was $75,335 a decrease of $14,297 or 16.0% as compared to the year ended July 31, 2000. The decrease in software purchased for resale results from decreased sales plus variations in the product mix of items purchased.

General and administrative expenses for the year ended July 31, 2001, were $709,006, a decrease of $818,298 or 53.6% as compared to the year ended July 31, 2000. This decrease was primarily due to increases in professional fees and expenses in connection with defending and settling the action by the SEC offset by decrease in market value of investments in the deferred compensation trust which is recognized as a reduction of deferred salary. Payroll taxes and employee insurance decreased due to fewer employees during the period plus decreases in general corporate expenses.

Marketing and sales expenses for the year ended July 31, 2001 was $288,863, a decrease of $528,491 or 64.7% as compared to the year ended July 31, 2000. This decrease resulted from decreased advertising, commissions, promotional material, attendance at trade shows, salaries, travel and related marketing expense partially offset by increased consulting fees. These decreases were the result of decreased demand for the Company's software and services as potential customers were focussed on internet based business models.

Research and development expenses for the year ended July 31, 2001 including amortization and depreciation were $123,486, a decrease of $25,012 or 16.84% as compared to the year ended July 31, 2000. The expenses in the fiscal year ended July 31, 2001, were largely made up of salaries, consulting fees and laboratory expense and supplies for the continued development of the OpTest(TM) technologies purchased January 18, 2001. Expenses in the prior fiscal year related to the Company's software business.

As a result of these factors, loss from operations for the year ended July 31, 2001, was $1,438,761 a decrease of $878,316 or 37.9% as compared to the year ended July 31, 2000.

Interest income for the year ended July 31, 2001, was $546,409, a decrease of $35,529 or 6.1% as compared to the year ended July 31, 2000. This decrease was primarily due to a decreased amount of cash earning interest during the year.

Realized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2001 was $43,189 an increase of $5,911 as compared to the year ended July 31, 2000. This gain was the result of selling trust investments. Unrealized loss on marketable securities held in the deferred compensation trust for the year ended July 31, 2001 was $347,932 a decrease of $590,530 as compared to the year ended July 31, 2000. This gain was the result of decreased market values of securities held by the trust.

Loss on impairment for the year ended July 31, 2001 was $544,809 as compared to no impairment loss for the year ended July 31, 2000. Due to declining sales projections an impairment loss of $255,445 was charged during the quarter ended January 31, 2001. At year end the remaining amount of unamortized capitalized software cost in the amount of $289,364 was written off, because of the significant decline in revenues associated with that software.

Loss on asset disposal for the year ended July 31, 2001 was $90,493 an increase of $79,758 compared to the year ended July 31, 2000. Approximately $35,000 of this loss was due to the selling of office furniture no longer required due to decreased number of employees. The remaining $55,000 was largely due to excess computer equipment that was written off, because it was associated with the Company's software business which had significantly declined.

Other expense for the year ended July 31, 2001 was $32,500 as compared to income of $10,000 for the year ended July 31, 2000. Other expense for the current year consists of two separate litigation matters that were settled. These settlement expenses consist of a $50,000 payment on a lawsuit involving a former employee of the Company and the receipt of $17,500 in a lawsuit that was originally brought by the Company. In the prior year the Company received $10,000 in a lawsuit that had been brought by the Company.

Income tax benefit for the year ended July 31, 2001 was $318,187 a decrease of $215,275 or 40.4% as compared to the year ended July 31, 2000. The decrease in tax benefit is the result of a taxable loss in the current year which no longer qualifies for carrying back, tax credits, and a decrease in deferred tax liabilities. The Company's effective tax rate is significantly lower than the statutory tax rate. See footnote 7 to the Financial Statements for more information.

As a result of these factors net loss for the year ended July 31, 2001, was $1,546,710, an increase of $624,174 or 67.7% as compared to the year ended July 31, 2000.

Capital Resources and Liquidity

At July 31, 2001, as compared to July 31, 2000, the Company's current assets decreased 13.2% from $11,123,156 to $9,652,404 and the Company's liquidity, as measured by cash and cash equivalents, decreased by 8.1% from $10,359,581 to $9,522,343. During the same period, shareholders' equity decreased 14.7% from $11,262,187 to $9,611,396 as a result of the Company's net loss and repurchase of Company stock. Management believes its current cash balances plus anticipated cash flow from operations will be adequate to cover its future financial needs. Cash flows from operations declined significantly during the fiscal year ended July 31, 2001, when compared to the prior year, as a result of the significant decline in revenues from the Company's software business. It is possible that the Company's expenditure for research and development activities may increase significantly during the fiscal year ending July 31, 2002; however, at this time management is unable to predict with any degree of certainty whether this will or will not occur.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the systematic amortization of all goodwill and other intangible assets over a prescribed estimated useful life, which presumes that these are wasting assets. Instead, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has not determined the effects, if any, of the adoption of SFAS No. 142 on its financial position or results of operations.

Item 7 - Financial Statements
-----------------------------

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

None


PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
----------------------------------------------------------------------

Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

Directors, Executive Officers, and Key Employees and Consultants

     Name                         Age   Position
     ----                         ---   --------

     Thomas V. Geimer              54   Secretary, Chief Financial Officer,
                                          Chief Executive Officer
     Harry J. Fleury               54   President
     David C. Wilhelm(1)           82   Director
     A. Alexander Arnold III(1)    61   Director
     Michael J. Lockhead, Ph.D.    36   Senior Scientist
     Steven W. Metzger             27   Scientist
     David W. Grainger, Ph.D.      40   Consultant
     David Howson                  54   Consultant, Director of Business
                                          Development -- Bioscience
---------------------
(1)  Members of the Audit and Compensation Committees

Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of the Company's officers devote their full-time to the Company's business and affairs. There are no family relationships between any directors, executive officers or key employees or consultants.

Thomas V. Geimer has been the Chairman of the Board of Directors and a director of the Company since 1987. He currently serves as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Geimer is responsible for development of the Company's business strategy, day to day operations, accounting and finance functions. Before assuming full-time responsibilities at the Company, Mr. Geimer founded and operated an investment banking firm.

Harry J. Fleury has served as President of the Company since June 1995. Mr. Fleury is responsible for engineering activities, and for domestic and international sales of software tools and services. From March 1993 until June 1995, Mr. Fleury was Vice President of International Sales of the Company with responsibility for developing and directing international sales. Prior to joining the Company in 1993, Mr. Fleury was employed by Digital Equipment Corporation serving in a variety of engineering and management positions for over 26 years. Mr. Fleury managed DEC's European, Asian and Pacific corporate engineering groups that were responsible for service capability worldwide, for internal and external products and for strategic, operational and tactical direction. Mr. Fleury received an electrical engineering degree in 1967 from Vermont Technical Engineering College.

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

Employees and Consultants

Michael J. Lochhead, Ph.D. has been the Senior Scientist since April, 2001. Dr. Lochhead is responsible for product design and development. From 1998-2001, Dr. Lochhead was an Assistant Professor of Chemical Engineering at the University of New Hampshire. Dr. Lochhead received a Bachelor of Arts and Science degree from the University of Notre Dame and a Ph.D. in Chemical Engineering from the University of Wisconsin in 1995.

Steven W. Metzger has been an employee to the Company since April, 2001. From 2000-2001, Mr. Metzger was responsible for the implementation of emerging core technologies at Heska Corporation and an employee for Geo-Centers Inc. under contract at the Naval Research Laboratory in Washington, D.C. Mr. Metzger received a Bachelor of Arts degree in Chemistry from the Colorado College in 1996.

David W. Grainger, Ph.D. has been a consultant of the Company since 2001. Since 1994, Dr. Grainger has taught as a Professor and Assistant Professor of Chemistry at Colorado State University. From 1998-1999, Dr. Grainger was the President and Chief Scientific Officer for Gamma-A Technologies, Inc. Dr. Grainger received a Bachelor of Arts degree in Engineering from Dartmouth College in 1983 and a Ph.D. in Pharmaceutical Chemistry from the University of Utah in 1987.

David Howson is a consultant to the Company and acts as the Company's Director for Business Development -- Bioscience. Mr. Howson began working with the Company in January, 2001. Mr. Howson is responsible for the management of operations, product development, marketing and sales. Mr. Howson currently serves as the Chief Operating Officer for Amidex, Inc. Before assuming responsibilities at the Company, Mr. Howson founded and operated the Altro Group, LLC, a medical technology consulting firm. From 1966-1970, Mr. Howson was enrolled in the Neurobiology Doctoral Program at Cornell University and received a Bachelor of Science degree from Hobart College in 1966.

Board Committee

The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Messrs. Arnold and Wilhelm, the Company's non-management directors. The Compensation Committee did not hold any meetings during the last fiscal year. The Audit Committee held four (4) meetings during the last fiscal year.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to the Company and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2001, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

Item 10 - Executive Compensation
--------------------------------

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the two fiscal years ended July 31, 2001, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers.

                             Annual Compensation        Long Term Compensation
                             -------------------        ----------------------
                                                          Other      Securities
Name and                  Fiscal                          Annual     Underlying
Principal Position         Year    Salary      Other   Compensation    Options
------------------         ----    ------      -----   ------------    -------

Thomas V.  Geimer          2001   $100,507   $75,000(1)    (5)           --
  Chief Executive Officer  2000   $100,500   $75,000(1)               300,000(2)
  and Chief Financial
  Officer

Harry J. Fleury            2001    $75,507   $11,067(3)    (5)         10,000(4)
  President                2000    $74,823   $ 1,327(3)                10,000(4)

-------------------------
(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2000 and 2001
(2) Includes 100,000 options previously granted to Mr. Geimer and the replacement of 200,000 options that were previously granted to Mr. Geimer, which were canceled pursuant to a stock option exchange agreement. See "Stock Option Exchange."
(3) Includes sales commissions earned by Mr. Fleury on revenues from certain sales.
(4) Represents stock options to purchase 50,000 shares at an exercise price of $2.50 per share, 30,000 of which had vested as of July 31, 2001 and 10,000 of which will vest on each of July 31, 2002 and 2003, if still employed.
(5) The Company reimbursed Messrs. Geimer and Fleury for civil penalties paid by them in connection with the settlement of the SEC matter. (See "Item 2 - Legal Proceedings" and "Item 12 - Certain Relationships and Related Transactions.")

Option Values. The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Geimer and Mr. Fleury.


                     Aggregated Option Exercises in 2000 Fiscal Year
                            and Fiscal Year End Option Values

                  Shares                   Number of Unexercised     Value of Unexercised
                  Acquired on   Value      Options at Fiscal Year    In-the-Money Options
Name              Exercise      Realized   End                       Fiscal Year End(1)
----              --------      --------   ----------------------    --------------------
                                           Exer-         Unexer-     Exer-    Unexer-
                                           cisable       cisable     cisable  cisable
                                           -------       -------     -------  -------
Thomas V.  Geimer     0            0       100,000            0      $      0     0

Harry J. Fleury       0            0       130,000       20,000      $107,000     0

---------------------------

(1) Value calculated by determining the difference between the closing sales price on July 31, 2001, of $1.43 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

Employment Agreements

The Company has entered into employment agreements with Thomas V. Geimer, Harry
J. Fleury, James Godkin, and Franz Huber, which expire on November 30, 2001. Mr. Geimer's employment agreement is for a two year term, is automatically renewable for one year increments, and provides for a yearly salary of $100,000 per year with deferred compensation of $75,000 per year. Mr. Geimer's agreement also contains provisions under which the Company will be obligated to pay Mr. Geimer five times his annual salary and deferred compensation in the amount of $50,000

(i.e., an aggregate of $750,000) if a change of control as defined in the agreement occurs. The Company has notified Messrs. Fleury, Godkin and Huber that their employment contracts will not be renewed as of November 30, 2001.

Compensation Pursuant to Plans

Employee Retirement Plan. During fiscal year 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $10,500. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. The Company made no contribution for the fiscal years ended July 31, 2000 or 2001.

Deferred Compensation Plan. In January 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based upon recommendations from the Board of Directors. For each of the fiscal years ended July 31, 2000 and 2001, the Company contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2001 was made October 19, 2001.

Options. The Company currently has outstanding an aggregate of 240,000 options issued to employees of the Company pursuant to the Company's 1987 non-qualified stock option plan (the "1987 Plan"). The 240,000 options are exercisable at a price of $0.36 per share. The Company's Board of Directors during the 1994 fiscal year adopted a resolution providing that for so long as a recipient of an option grant remains in the employ of the Company, the options held will not expire and if the recipient's employment is terminated, the holder will have up to 90 days after termination to exercise any vested but previously unexercised options. In 1997, the Board of Directors passed a further resolution clarifying that upon the death of an optionee, an unexercised option will remain exercisable for a period of one year by, and only by, the person to whom the optionee's rights have passed by will or by the laws of descent and distribution. All options previously granted are administered by the Company's Board of Directors. The options provide for adjustment of the number of shares issuable in the case of stock dividends or stock splits or combinations and adjustments in the case of recapitalization, merger or sale of assets.

On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,129,110 warrants and options to acquire 1,129,110 shares of the Company's Common Stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust the shares will be held in the trust, and carried as shares held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 5 to the Financial Statement for further information.

The 1996 Stock Option Plans

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

The Stock Option Plans were approved by the Company's shareholders at a Special Shareholders Meeting held on November 8, 1996. As of July 31, 2000, 25,000 options, exercisable at $1.50 per share of Common Stock had been granted to each of Messrs. Wilhelm and Arnold pursuant to the Non-Qualified Plan. As of July 31, 2001, a total of 222,000 options exercisable at $1.50 to $5.00 per share of Common Stock had been granted to employees pursuant to the Qualified Plan.

Stock Option Exchange

In recognition of the decline in the Company's stock price and the fact that options previously granted did not provide the intended incentive to the outside directors and to the Company's Chairman and Chief Executive Officer, the Board of Directors approved the voluntary exchange of certain stock options held by those individuals effective on January 31, 2001. Each of the three directors voluntarily accepted the exchange and agreed to exchange certain currently outstanding options for new options. Pursuant to the terms of the exchange, the exercise price per share of the new options was established at 100% of the fair market value of each share of the Company's Common Stock on the date of grant, based upon the closing price reported by the principal market for the Company's Common Stock (the NASDAQ Electronic Bulletin Board) on the date of grant. The date of grant for the new options was August 1, 2001, which was the first business day that was at least six months after the date that the Company and the directors agreed to cancel the options tendered and accepted the exchange for the new options. Messrs. Wilhelm and Arnold each exchanged options to acquire an aggregate of 50,000 shares (i.e., 25,000 shares exercisable at $7.25 per share and 25,000 shares exercisable at $2.50 per share for options to acquire 50,000 shares of the Company's Common Stock at an exercise price of $1.45 per share. Mr. Geimer exchanged options to acquire an aggregate of 200,000 shares (i.e., 100,000 shares exercisable at $12.00 per share and 100,000 shares exercisable at $2.50 per share for options to acquire 200,000 shares of the Company's Common Stock at an exercise price of $1.45 per share. The new options expire ten years from the date of grant.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of September 30, 2001 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation also includes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

     Name and Address
     of Beneficial Owner                          Shares Beneficially Owned
     -------------------                          -------------------------
                                                    Number          Percent
                                                    ------          -------

     Thomas V. Geimer(1), (2)                      340,300            4.29

     Harry J. Fleury(1), (3), (4)                  223,750            2.72

     A. Alexander Arnold III(5)                    938,000           12.17
     845 Third Ave., 6th Flr
     New York, NY  10021

     David C. Wilhelm(6)                           248,329            3.22
     333 Logan St. Suite 100
     Denver, CO 80203

     Executive Officers and Directors            1,750,379           21.31
     as a Group (4 persons)

--------------------
(1) The address for Messrs. Geimer and Fleury is 303 E. 17th Ave., #108, Denver, CO 80203.
(2) Does not include 1,140,000 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 5 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options.
(3) Includes 130,000 shares, which may be purchased by Mr. Fleury upon exercise of options.
(4) Does not include options to purchase 20,000 shares which are currently not exercisable but which will vest upon the passage of time.
(5) Includes 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 141,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 75,000 shares, which may be purchased by Mr. Arnold upon exercise of options.
(6) Includes 162,225 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm and his children are the lifetime beneficiaries, and 100 shares held by the David C. Wilhelm Living Trust, of which Mr. Wilhelm is the beneficiary, 11,004 shares held by the Jean Jackson Emery Living Trust, of which Jean Emery is the beneficiary, who is the wife of Mr. Wilhelm, and 75,000 shares which may be purchased by Mr. Wilhelm upon exercise of options.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

During fiscal year 1996, the Company established a deferred compensation plan for the Company's employees. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2001, the Board of Directors had authorized deferred compensation totaling $ $450,000 since fiscal year 1996 of which Mr. Geimer was totally vested and $375,000 had been funded. The $75,000 contribution for fiscal year ended July 31, 2001 was made October 19, 2001.

In connection with the settlement reached with the SEC on July 12, 2001, the Company agreed to indemnify the individual officers with respect to the civil penalties assessed against the individual officers on an after tax basis. For more information, please see "Item 3--Legal Proceedings--Concluded Legal Matters."

There were no other transactions or series of transactions for the fiscal year ended July 31, 2001, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

          No exhibits are being filed with this report.

(b)  Reports on Form 8-K

          Form 8-K, reporting the SEC settlement, was filed during the last quarter of the fiscal year ended July 31, 2001.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ACCELR8 TECHNOLOGY CORPORATION

Date: October 29, 2001                     By: /s/ Harry J. Fleury
                                           -------------------------------------
                                           Harry J. Fleury, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2001                     By: /s/ Thomas V. Geimer
                                           -------------------------------------
                                           Thomas V. Geimer, Secretary,
                                           Chief Executive Officer and
                                           Chief Financial Officer


Date: October 29, 2001                     By: /s/ A. Alexander Arnold III
                                           -------------------------------------
                                           A. Alexander Arnold III


Date: October 29, 2001                     By: /s/ David C. Wilhelm
                                           -------------------------------------
                                           David C. Wilhelm

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                             JULY 31, 2001 AND 2000




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


STATEMENTS OF CASH FLOWS                                                     F-5


NOTES TO FINANCIAL STATEMENTS                                         F-6 - F-19

                          Independent Auditors' Report



To the Board of Directors and Shareholders of Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (the "Company") as of July 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Levine, Hughes & Mithuen, Inc.

Levine, Hughes & Mithuen, Inc.
Englewood, Colorado
September 17, 2001



                                 ACCELR8 TECHNOLOGY CORPORATION
                                         BALANCE SHEETS
                                     JULY 31, 2001 AND 2000

                                             ASSETS

                                                                       2001            2000
                                                                   ------------    ------------
Current assets:
     Cash and cash equivalents                                     $  9,522,343    $ 10,359,581
     Accounts receivable                                                 69,370         277,194
     Prepaid expenses and other current assets                           60,691          62,253
     Deferred tax assets                                                   --           424,128
                                                                   ------------    ------------
         Total current assets                                         9,652,404      11,123,156

Property and equipment, net                                              82,274         180,436

Software development costs, less accumulated amortization
   of $3,683,749 and $2,584,492, respectively                              --         1,066,313

Investments                                                             511,896         735,813

Intellectual property, less accumulated amortization
  of $11,531                                                            485,170            --
                                                                   ------------    ------------

Total assets                                                       $ 10,731,744    $ 13,105,718
                                                                   ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    153,328    $    183,751
     Accrued liabilities                                                219,737         130,101
     Deferred maintenance revenue                                       153,204         218,838
     Other deferred revenue                                                 825          89,937
                                                                   ------------    ------------
         Total current liabilities                                      527,094         622,627
                                                                   ------------    ------------

Long-term liabilities:
     Deferred tax liabilities                                             6,358         410,091
     Deferred compensation                                              586,896         810,813
                                                                   ------------    ------------
         Total long-term liabilities                                    593,254       1,220,904
                                                                   ------------    ------------
           Total liabilities                                          1,120,348       1,843,531
                                                                   ------------    ------------

Commitments and Contingencies (Notes 6, 8 and 10)

Shareholders' equity:
     Common stock, no par value; 11,000,000 shares
        authorized; 7,632,817and 7,758,817 shares
        issued and outstanding, respectively                          8,197,795       8,301,876
     Contributed capital                                                315,049         315,049
     Retained earnings                                                1,372,152       2,918,862
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                   9,611,396      11,262,187
                                                                   ------------    ------------

Total liabilities and shareholders' equity                         $ 10,731,744    $ 13,105,718
                                                                   ============    ============


                                See independent auditors' report
                                and notes to financial statements



                           ACCELR8 TECHNOLOGY CORPORATION
                              STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED JULY 31, 2001 AND 2000


                                                             2001            2000
                                                          -----------    -----------
Revenues:
     Consulting fees                                      $    38,250    $   109,363
     Product license and customer support fees                568,977      1,073,124
     Resale of purchased software                             248,433        384,902
                                                          -----------    -----------
        Total net revenues                                    855,660      1,567,389
                                                          -----------    -----------

Costs and expenses:
     Costs of services                                        459,305        554,379
     Cost of software purchased for resale                     75,335         89,632
     General and administrative                               709,006      1,378,806
     Marketing and sales                                      288,863        817,354
     Amortization                                             565,979        822,276
     Depreciation                                              72,447         73,521
     Research and development                                 123,486        148,498
                                                          -----------    -----------
        Total costs and expenses                            2,294,421      3,884,466
                                                          -----------    -----------

Loss from operations                                       (1,438,761)    (2,317,077)
                                                          -----------    -----------

Other income (expense):
     Interest income                                          546,409        581,938
     Unrealized holding gain (loss) on investments           (347,932)       242,598
     Realized gain on sale of investments                      43,189         37,278
     Loss on disposal of fixed assets                         (90,493)       (10,735)
     Loss from impairment of software development costs      (544,809)          --
     Other                                                    (32,500)        10,000
                                                          -----------    -----------
        Total other income (expense)                         (426,136)       861,079
                                                          -----------    -----------

Loss before income taxes                                   (1,864,897)    (1,455,998)

Income tax benefit                                            318,187        533,462
                                                          -----------    -----------

Net loss                                                  $(1,546,710)   $  (922,536)
                                                          ===========    ===========

Net loss per share:
     Basic                                                $      (.20)   $      (.12)
                                                          ===========    ===========

     Diluted                                              $      (.20)   $      (.12)
                                                          ===========    ===========

Weighted average shares outstanding:
     Basic                                                  7,667,988      7,767,081
                                                          ===========    ===========

     Diluted                                                7,667,988      7,767,081
                                                          ===========    ===========


                          See independent auditors' report
                          and notes to financial statements



                                               ACCELR8 TECHNOLOGY CORPORATION
                                             STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JULY 31, 2001 AND 2000



                                        Common Stock                                            Shares Held        Total
                                 ----------------------------    Contributed      Retained      For Employee    Shareholders'
                                    Shares          Amount         Capital        Earnings         Benefit         Equity
                                 ------------    ------------    ------------   ------------    ------------    ------------

Balances, July 31, 1999             7,794,617    $  8,353,117    $    315,049   $  3,841,398    $   (273,600)   $ 12,235,964

   Cost of repurchasing common
      stock                           (35,800)        (51,241)           --             --              --           (51,241)

   Net loss                              --              --              --         (922,536)           --          (922,536)
                                 ------------    ------------    ------------   ------------    ------------    ------------

Balances, July 31, 2000             7,758,817       8,301,876         315,049      2,918,862        (273,600)     11,262,187

   Cost of repurchasing common
      stock                          (126,000)       (104,081)           --             --              --          (104,081)

   Net loss                              --              --              --       (1,546,710)           --        (1,546,710)
                                 ------------    ------------    ------------   ------------    ------------    ------------

Balances, July 31, 2001             7,632,817    $  8,197,795    $    315,049   $  1,372,152    $   (273,600)   $  9,611,396
                                 ============    ============    ============   ============    ============    ============


                                              See independent auditors' report
                                              and notes to financial statements



                                ACCELR8 TECHNOLOGY CORPORATION
                                   STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31, 2001 AND 2000


                                                                     2001            2000
                                                                 ------------    ------------
Cash flows from operating activities:
     Net loss                                                    $ (1,546,710)   $   (922,536)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         Amortization                                                 565,979         822,276
         Depreciation                                                  72,447          73,521
         Loss from disposal of assets                                  90,493          10,735
         Loss from impairment                                         544,809            --
         Unrealized holding gain on investments                       347,932        (242,598)
         Realized gain on sale of investments, interest and
            dividends reinvested                                      (49,015)        (40,162)
         Deferred income tax                                           20,395        (420,408)
     Net change in assets and liabilities:
         Accounts receivable                                          207,824         895,901
         Prepaid expenses and other                                     1,562          (4,230)
         Income taxes receivable                                         --            13,422
         Accounts payable                                             (30,424)        (39,647)
         Accrued liabilities                                           89,636          68,679
         Deferred maintenance revenue                                 (65,634)        (47,045)
         Other deferred revenue                                       (89,112)       (115,063)
         Other long-term liabilities                                 (223,917)        357,760
                                                                 ------------    ------------
           Net cash provided by (used in) operating activities        (63,735)        410,605
                                                                 ------------    ------------

Cash flows from investing activities:
     Software development                                             (32,944)       (250,503)
     Purchase of property and equipment                               (68,577)         (6,995)
     Proceeds from sale of property and equipment                       3,800             540
     Purchase of intellectual property                               (496,701)           --
     Purchase of investments                                          (75,000)           --
                                                                 ------------    ------------
           Net cash used in investing activities                     (669,422)       (256,958)
                                                                 ------------    ------------

Cash flows from financing activities:
     Repurchase of common stock                                      (104,081)        (51,241)
                                                                 ------------    ------------
           Net cash used in financing activities                     (104,081)        (51,241)
                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                 (837,238)        102,406

Cash and cash equivalents,
     Beginning of year:                                            10,359,581      10,257,175
                                                                 ------------    ------------

Cash and cash equivalents,
     End of year:                                                $  9,522,343    $ 10,359,581
                                                                 ============    ============

Supplemental information:
     Cash received from income tax refunds                       $    338,582    $    126,476
                                                                 ============    ============


                               See independent auditors' report
                               and notes to financial statements

                                             F-5

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1    ORGANIZATION AND NATURE OF BUSINESS

          Accelr8 Technology Corporation ("Accelr8" or the "Company") has been a provider of software tools and consulting services for the modernization of solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Computer Corporation as a result of its purchase of DEC. The Company's consulting services and software conversion tools enable the Company's customers to analyze and implement conversions to UNIX, Linux and NT operating systems in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies.

          Based upon the significant decline in sales of its software tools and related consulting services, the Company has taken steps to limit the costs associated with the conduct of this business. These steps included the reduction of the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. The Company does not expect to continue its consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees.

          On January 18, 2001 the Company purchased the OpTest technology assets ("OpTest") from DDx, Inc. ("DDx") and commenced investment in rapid delivery of testing and optimization of OpTest's surface chemistry and quantification instruments (see Note 3). The Company's vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. The Company's proprietary surface chemistry and its quantification instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. The Company has not received any revenues from these products and there is no assurance that the Company will be successful in marketing the new products.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of estimates

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

          Concentration of credit risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including accounts receivable from major customers (see Note 6). The Company places its cash equivalents with a high credit quality financial institution. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Cash and cash equivalents

          All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be equivalent to cash.

          Bad debts

          Bad debts are provided for using the allowance method based on historical experience and ongoing evaluation of outstanding accounts receivable. Based on the Company's collection experience, management determined no allowance for bad debts was necessary for the years ended July 31, 2001 and 2000.

          Property and equipment

          Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in other expense. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from five to seven years. Depreciation expense for the years ended July 31, 2001 and 2000 was $72,447 and $73,521, respectively.

          Software development costs

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

          Amortization of capitalized software development costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bear to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. Amortization expense relating to software development costs for the years ended July 31, 2001 and 2000 was $554,448 and $822,276, respectively. Research and development costs charged to operations for the years ended July 31, 2001 and 2000 was $123,486 and $148,498, respectively.

          The Company's tools and service revenues have decreased significantly. Accordingly, management has reviewed its capitalized software development costs for potential impairment in relationship to its current and projected sales. As a result, it was determined that the remaining unamortized software development costs was impaired for a total of $544,809, which was charged against income during the year ended July 31, 2001.

          Intellectual property

          Intellectual property consists of the following at July 31, 2001:

                    OpTest Technologies             $397,803
                    Patents                           73,841
                    Trademarks                        25,057
                                                    --------
                                                     496,701
                    Less accumulated amortization     11,531
                                                    --------
                                                    $485,170
                                                    ========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Intellectual property is recorded at cost and patent and trademark costs are being amortized on a straight-line basis over their estimated useful lives ranging from 15 to 20 years. Amortization expense was $11,531 for the year ended July 31, 2001.

          Long-lived assets

          The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". As of July 31, 2001 and 2000,except as noted above under software development costs, management believes there was no impairment of the Company's long-lived assets.

          Revenue recognition

          Consulting services:
          --------------------
          For years ended July 31, 2001 and 2000, consulting revenue is recognized as services are performed.

          Software license contracts ("SLC"):
          -----------------------------------
          For years ended July 31, 2001 and 2000, SLC revenue is recognized when the Company substantially completes its obligations under the agreement and the customer has accepted the product.

          Post contract support ("PCS"):
          ------------------------------
          For year ended July 31, 2001 and 2000, the Company recognized revenue using either the straight-line method or ratably over the term of the PCS agreement based upon historical evidence.

          Reseller of purchased software and post contract support ("PSPCS"):
          -------------------------------------------------------------------
          For years ended July 31, 2001 and 2000, the Company periodically functioned as a value-added reseller of computer software and bundled PSPCS agreements to its customers. The Company generally recognizes revenue upon delivery of the computer software. However, when the PSPCS agreement extends over one year or is for maintenance only, the PSPCS revenue is recognized over the term of agreement.

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

          Deferred revenue

          Deferred consulting revenue represents amounts billed but not yet earned under consulting agreements. Deferred maintenance revenue represents amounts billed but not yet earned under maintenance agreements. Deferred license fee revenue represents amounts billed but not yet earned under license agreements.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Income taxes

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

          Earnings per share

          During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires companies to present basic earnings per share and diluted earnings per share. The Company adopted this statement in fiscal year 1998. For the years ended July 31, 2001 and 2000, common stock equivalents are not material and do not affect the loss per share. Common stock equivalents, which include stock options, are not included in the calculation of loss per share since they are anti-dilutive.

          The following table is a reconciliation of basic and diluted earnings per share for the years ended July 31, 2001 and 2000:


                                                2001                                     2000
                               --------------------------------------   -------------------------------------
                                  Loss          Shares        Loss         Loss          Shares     Earnings
                               (Numerator)   (Denominator)  Per Share   (Numerator)   (Denominator) Per Share
                               -----------   -------------  ---------   -----------   ------------- ---------
          Net loss             $(1,546,710)                             $  (922,536)
                               ===========                              ===========

          Basic loss
            per share:
          Loss available
             to common
             shareholders      $(1,546,710)    (7,667,988)   $  (.20)   $  (922,536)     7,767,081   $  (.12)
                                                             =======                                 =======
          Effect of dilutive
             securities:
          Stock options               --             --                        --             --
                               -----------    -----------               -----------    -----------

          Diluted loss
             per share         $(1,546,710)   $(7,667,988)   $  (.20)   $  (922,536)     7,767,081   $  (.12)
                               ===========    ===========    =======    ===========    ===========   =======


          Advertising

          The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense was zero and $23,685 for the years ended July 31, 2001 and 2000, respectively.

          Stock based compensation

          The Company accounts for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock based compensation to non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation".

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Comprehensive income

          The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective August 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company, as of July 31, 2001 and 2000, does not have any other items that would be included in comprehensive income.

          Financial instruments

          The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2001, the Company's uninsured cash balance was approximately $9,425,000.

          Recent accounting pronouncements

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities as those costs are incurred. The Company adopted SOP 98-5 effective August 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1998, the FASB issued SFAS No. 137, which delays the effective date of SFAS No. 133 to all fiscal years beginning after July 15, 2000. The Company does not expect the adoption of this statement to have a material effect on the Company's financial position or results of operations.

          In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the systematic amortization of all goodwill and other intangible assets over a prescribed estimated useful life, which presumes that these are wasting assets. Instead, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has not determined the effect, if any, of the adoption of SFAS No. 142 on its financial position or results of operations.

NOTE 3    PURCHASE OF OPTEST TECHNOLOGY ASSETS

          On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx. The terms of the Asset Purchase Agreement (the "Agreement") provided for Accelr8 to pay DDx $500,000 in cash at closing and to issue 1,813,793 of Accelr8 "restricted" common shares valued at $1.378 per share in the Agreement. All shares are to be held in escrow pending the completion of an OpTest Technology Transfer event to a third party within the first year following closing. An OpTest Technology Transfer event may involve technology licenses, research and development agreements, government grants or contracts, mergers, acquisitions, joint ventures, strategic alliances, materials, transfer agreements, and all such similar arrangements. The shares in escrow are to be released as follows: (a) 50% upon the consummations of one OpTest Technology Transfer event to a third party (the "First Event"), and (b) 50% upon the consummation of a second OpTest Technology

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Transfer event to a third party (the "Second Event"); without limitation as to the dollar value of either the First Event or the Second Event. If no such Technology Transfer events are consummated within the twelve months following the closing of this Agreement, then the common stock shall be released from escrow back to the Company. Under the terms of the Agreement, Accelr8 has committed to invest up to an additional $1,000,000 in further development of the OpTest technology through January 18, 2002. The Company has expended $320,292, which includes marketing, general, administrative, research and development expenses through July 31,2001.

          The total purchase cost, including transaction costs of $21,768, totals $521,768 and was allocated based on fair market value of assets acquired as follows:

                     Supplies and inventory       $  3,500
                     Laboratory equipment           51,887
                     Other molds and prototypes     16,691
                     Intellectual property         449,690
                                                  --------
                                                  $521,768
                                                  ========

NOTE 4    PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and are comprised of the following at July 31:

                                                     2001          2000
                                                   ---------    ---------

             Computer equipment                    $  28,004    $ 392,289
             Laboratory and scientific equipment      68,578         --
             Furniture and fixtures                   13,480       96,965
                                                   ---------    ---------
                  Total property and equipment       110,062      489,254
             Less accumulated depreciation           (27,788)    (308,818)
                                                   ---------    ---------
                  Net property and equipment       $  82,274    $ 180,436
                                                   =========    =========

NOTE 5    SHAREHOLDERS' EQUITY

          Stock option plans

          The Company has option agreements with a key executive and three stock-based compensation plans which are discussed below:

          Option and warrant agreement with key executive

          In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chairman of the Board ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 8. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman's employment over a ten-year period after such occurrence or sooner at the Company's discretion.

          In accordance with generally accepted accounting principles the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes (see Note 8).

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Employee stock option plan

          The Employee Stock Option Plan (the "Employee Plan") permits the grant of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which does not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company has reserved 240,000 shares of its authorized but unissued common stock for stock options to be granted under the Employee Plan. There are no shares which remain available under the Employee Plan for future grants. Under the terms of the Employee Plan, options vest at 25% annually. During the year ended July 31, 2001, 95,000 shares expired, resulting in 240,000 options outstanding under the Employee Plan as of July 31, 2001.

          Incentive stock option plan

          The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which have a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant. Under the terms of the Incentive Plan, options vest 100% upon grant. During fiscal 2001, the Company did not issue any new options, 129,000 options expired and 200,000 options were cancelled under an exchange agreement dated January 31, 2001, resulting in 222,000 options being outstanding at July 31, 2001.

          Non-qualified stock option plan

          The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which have a maximum ten-year life, is established by the Company's compensation committee on the date of grant. Under the terms of the Non-Qualified Plan, options vest 100% upon grant. During fiscal 2001, the Company did not issue any new options under the Non-Qualified Plan and 100,000 options were cancelled under an exchange agreement dated January 31, 2001. As of July 31, 2001, 50,000 options have been granted and remain outstanding under the Non-Qualified Plan.

          Stock option exchange program

          In recognition of the decline in the Company's stock price and the fact that options previously granted did not provide the intended incentive to the outside directors and to the Company's Chairman of the Board, the Board of Directors approved the voluntary exchange of certain stock options held by those individuals effective January 31, 2001. Each of the three directors agreed to exchange certain currently outstanding options for new options. Pursuant to the terms of the exchange, the exercise price per share of the new options is equal to the market price of the Company's common stock on the date of grant. The date of grant for the new options was August 1, 2001, which was the first business day that was at least six months after the date that the Company and the directors agreed to cancel the options tendered and accepted the exchange for the new options. Two of the directors each exchanged options to acquire an aggregate of 50,000 shares (25,000 shares exercisable at $7.25 per share and 25,000 shares exercisable at $2.50 per share) for options to acquire 50,000 shares

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          of the Company's common stock at an exercise price of $1.45 per share. The Company's Chairman exchanged options to acquire an aggregate of 200,000 shares (100,000 shares exercisable at $12.00 per share and 100,000 shares exercisable at $2.50 per share) for options to acquire 200,000 shares of the Company's common stock at an exercise price of $1.45 per share. The new options expire ten years from the date of grant.

          Accounting for employee based option plans

          The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options issued in conjunction with the stock option agreements and stock-based compensation plans discussed above.

          Had compensation cost been determined based upon the fair value at the grant date under these agreements consistent with SFAS No. 123, the Company's fiscal 2001 and 2000 net loss and loss per share amounts would have been changed to the pro forma amounts indicated below:

                                                Year           Year
                                                Ended          Ended
                                            July 31, 2001  July 31, 2000
                                            -------------  -------------

             Net loss - as reported          $(1,546,710)   $  (922,536)
                                             ===========    ===========

             Net loss - pro forma            $(1,546,710)   $(1,108,310)
                                             ===========    ===========
             Loss per share - as reported:
               Basic                         $      (.20)   $      (.12)
                                             ===========    ===========

               Diluted                       $      (.20)   $      (.12)
                                             ===========    ===========

             Loss per share - pro forma:
               Basic                         $      (.20)   $      (.14)
                                             ===========    ===========

               Diluted                       $      (.20)   $      (.14)
                                             ===========    ===========


          The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000: no dividend yield; risk free interest rate of 5.25%; expected life of 10 years; and expected volatility of 104.26%. The weighted average fair value of options granted in fiscal 2000 was $1.39. The weighted average remaining contractual life of options outstanding at July 31, 2001 was 5.4 years. There were no options granted in fiscal 2001.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          The following table summarizes information on stock option activity for the Executive Options, the Employee Plan, the Incentive Plan and the Non-Qualified Plan:

                                                                                    Weighted Average
                                                  Number of       Exercise Price     Exercise Price
                                                   Shares            Per Share         Per Share
                                                  ---------    ---------------------  -----------

          Options outstanding, July 31, 1999        905,000    $ 0.36    -    $23.50    $  3.82
          Options granted                           207,000      1.50    -      3.00       1.77
          Options exercised or cancelled            (76,000)     1.94    -     23.50       9.92
                                                  ---------

          Options outstanding, July 31, 2000      1,036,000      0.36    -     12.00       2.96
          Options granted                                 -         -    -         -          -
          Options expired or cancelled             (524,000)     0.36    -     12.00       4.54
                                                  ---------

          Options outstanding, July 31, 2001        512,000    $ 0.36    -    $ 5.00    $  1.34
                                                  =========

          As of July 31, 2001, 492,000 options outstanding are currently exercisable.


          Repurchase of common stock

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

          From August 1, 1999 through July 31, 2000, the Company repurchased a total of 35,800 shares of its common stock at a cost of $51,241. For the year ended July 31, 2001, the Company repurchased a total of 126,000 shares of its common stock at a cost of $104,081.

NOTE 6    MAJOR CUSTOMERS AND FOREIGN REVENUE

          In fiscal year 2001, revenue of $231,027 (27%), $118,450 (14%) and
          $86,975 (10%) was derived from sales to three separate customers. In fiscal year 2000, revenue of $202,953 (13%) and $170,205 (11%) was derived from sales to two separate customers. The Company's operations are located entirely within the United States. However, in fiscal years 2001 and 2000, $112,471 (13%) and $65,028 (4%), respectively, of the Company's revenues were to foreign customers.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7    INCOME TAXES

          Income tax benefit (provision) consists of the following for the years ended July 31:

                                         2001          2000
                                       ---------    ---------
                  Current:
                    Federal            $ 338,582    $ 113,054
                    State                   --           --
                                       ---------    ---------
                                         338,582      113,054
                                       ---------    ---------
                  Deferred:
                    Federal            $ (17,562)   $ 362,018
                    State                 (2,833)      58,390
                                       ---------    ---------
                                         (20,395)     420,408
                                       ---------    ---------
                  Income tax benefit   $ 318,187    $ 533,462
                                       =========    =========


          The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                 2001          2000
                                               ---------    ---------

          Deferred tax assets:
            Net operating loss                 $ 280,577    $ 358,498
            Deferred revenue                      34,318       48,405
            General business credit               28,895       17,225
                                               ---------    ---------
                 Total                           343,790      424,128
             Less valuation allowance           (343,790)        --
                                               ---------    ---------
                 Net deferred tax asset             --        424,128

          Deferred tax liabilities:
             Depreciation and amortization        (6,358)    (410,091)
                                               ---------    ---------
          Net deferred tax asset (liability)   $  (6,358)   $  14,037
                                               =========    =========


          Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income for the years ended July 31, 2001 and 2000 as follows:

                                                            2001         2000
                                                           ------       ------

          Total expense (benefit) computed by:
          Applying the U.S. Federal statutory rate         (34.0)%      (34.0)%
          State income taxes, net of federal tax benefit    (4.0)        (4.0)
          General business credits and other                 2.5          1.4
          Valuation allowance                               18.4            -
                                                           ------       ------
          Effective tax rate (benefit)                     (17.1)%      (36.6)%
                                                           ======       ======

          The Company has a net operating loss of approximately $780,000 that is available to be carried forward and will expire in 2021. Additionally, the Company has unused general business credits of approximately $29,000 that are available to offset future income taxes. The general business tax credits will expire in 2015.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8    COMMITMENTS

          Investments and deferred compensation arrangement

          During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust (see Note 5). The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. Awards of $75,000 were granted for each of the years ended July 31, 2001 and 2000. The funds are subject to the general claims of creditors and are included in investments as of July 31, 2001 and 2000.

          The following information is provided related to the trust assets, which primarily consist of equity securities as of July 31, 2001 and 2000, which based upon the Company's intended use of the investments have been classified as trading securities. Unrealized holding gains on trading securities are included in income.

                                              2001       2000
                                            --------   --------

                Cost basis                  $492,462   $368,447
                Unrealized holding gains      19,434    367,366
                                            --------   --------
                     Aggregate fair value   $511,896   $735,813
                                            ========   ========

          Deferred compensation related to the Rabbi Trust was $586,896 and $810,813, as of July 31, 2001 and 2000, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2001 and 2000 which was accrued but not paid by the Company.

          Operating leases

          The Company has operating lease agreements for office space through November 30, 2001 and laboratory space through May 14, 2004. The Company also leases telephone equipment under the terms of an operating lease, which calls for monthly payments of $3,227 and expires August 31, 2002. Total rent expense was approximately $106,825 and $185,906 in fiscal 2001 and 2000, respectively. Future minimum lease payments on these leases are as follows:

                                                      Premises
              Year Ending July 31     Telephone         Rent          Total
              -------------------     ---------      ----------     ----------

                    2002              $  38,724      $   49,804     $   88,528
                    2003                  3,227          32,572         35,799
                    2004                   --            26,617         26,617
                                      ---------      ----------     ----------
                                      $  41,951      $  108,993     $  150,944
                                      =========      ==========     ==========

          Employment agreements

          The Company has entered into employment agreements with Thomas V. Geimer, Harry J. Fleury, James Godkin and Franz Huber. Mr. Geimer's employment agreement is for a two-year term, is automatically renewable for one-year increments, and provides for a yearly salary of $100,000 with deferred compensation of $75,000 per year. Mr. Geimer's agreement also contains provisions under which the Company will be obligated to pay Mr. Geimer five times his annual salary and deferred compensation in the amount of $50,000 (an aggregate of $750,000) if a change of control as defined in the agreement occurs. The two year employment agreements for Messrs. Fleury, Godkin and Huber are

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          automatically renewable for one year increments, and provide for annual salary payments of $75,000, $58,000 and $80,000, respectively. The employment agreements also provide for annual bonuses in the discretion of the Company, and Mr. Fleury will be paid commission relating to the generation of foreign sales of the Company's products and services. The agreements for Messrs. Fleury, Godkin and Huber also contain provisions under which the Company will be obligated to pay them two times their annual salary in the event that change of control as defined in their agreements occurs. The Company has notified Messrs. Fleury, Godkin and Huber that their employment contracts will not be renewed.

          Employee retirement plan

          During the year ended July 31, 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to 15% of their compensation subject to dollar limitations of the Internal Revenue Code. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. There were no contributions for the years ended July 31, 2001 and 2000.

NOTE 9    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2001 and 2000.

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

NOTE 10   LEGAL PROCEEDINGS

          The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. The Company is not able to predict the outcome of the pending legal matters described below with any degree of certainty, and there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company.

          Concluded legal matters

          On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed suit in the United States District Court for the District of Colorado against the Company, Thomas V. Geimer, Harry
          J. Fleury, and James Godkin, captioned Securities and Exchange Commission v. Accelr8 Technology Corporation, et al., Civil Action No. 99-D-2203. The SEC sought an injunction permanently restraining and enjoining each defendant from violating Section 10(b) of the

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; Section 13(a) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and, in addition, that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Securities Exchange Act of 1934.
          Section 10(b) of the Exchange Act and Rule 10b-5 thereunder relate to securities fraud. Section 13 of the Exchange Act and the rules thereunder relate to reporting and record keeping. The SEC alleged that the defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings. The SEC also alleged that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records, and made misrepresentations to the Company's accountants. On July 12, 2001, the defendants, without admitting or denying the allegations of the Third Amended Complaint filed by the SEC, consented to the entry of Final Orders in which the court dismissed the securities fraud claims against all defendants with prejudice, made no findings that any violation of law occurred, and enjoined the defendants from future violations of Section 13 of the Exchange Act, and the regulations thereunder referred to above. In addition, Mr. Geimer paid a civil penalty of $65,000, Mr. Fleury paid a civil penalty of $20,000, and Mr. Godkin paid a civil penalty of $20,000. All costs, expenses, civil penalties, and liabilities incurred by the defendants in defending and settling this matter were borne by the Company. No further action is anticipated in this matter.

          Pending legal matters

          On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and the Company as a nominal defendant. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, essentially making the same allegations as were made by the SEC in its initial complaint. The defendants have answered the Consolidated Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification. The defendants have answered the Hongerholt derivative complaint, and have denied all claims. The Company and the individual defendants believe they have substantial defenses to both the class and derivative claims, but there are no assurances that the resolution of these actions will not have a material adverse effect on the Company. The consolidated class actions, including the Hongerholt derivative action, have not been set for trial. The Company is paying the costs of its own defense, as well as the costs of defense of the individual defendants under its indemnification obligations. These costs may be material to the Company.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas V. Geimer, A. Alexander Arnold III and David C. Wilhelm, captioned John William Dews v. Thomas V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). This action alleges various breaches of fiduciary duty arising out of the activities alleged by the SEC, as well as the Company's determination to defend against the SEC's allegations. The parties have reached an agreement under which the complaint will be dismissed without prejudice upon an exchange of releases, with no payments to be made by the defendants. That agreement is subject to court approval, and there can be no guaranty that it will be approved. Although no claims are asserted against the Company in this action, the Company is bearing the cost of defense in accordance with indemnification agreements with Mr. Geimer, Mr. Wilhelm, and Mr. Arnold. These costs may be material to the Company.

          On July 14, 2000, the Agricultural Excess and Surplus Insurance Company, which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit, with a $100,000 deductible. The insurance company alleges that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants have answered the Complaint, in which they denied the claim for rescission, and have filed a counterclaim seeking damages for the insurer's bad faith. Although the Company believes the insurance company's claim for rescission to be not well-founded, there is no assurance that the Company will succeed in the litigation. If the Company is unsuccessful, it will lose the benefits otherwise available under the policy. The Company is bearing the cost of litigation for all defendants, which costs may become material.