Form 10KSB/A
period 2001-07-31
ACCELR8 TECHNOLOGY CORP
filed 2001-11-01
CIK 727207

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


Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of
Operations:

     Fiscal year ended July 31,                        2000       2001
     --------------------------                        ----       ----

          Total revenues                              100.00%    100.00%
          Cost of services (1)                        (92.52)   (128.29)
          Cost of software purchased for resale        (5.72)     (8.81)
          General and administrative                  (87.97)    (82.86)
          Marketing and sales                         (52.15)    (33.76)
          Research and development                     (9.47)    (14.43)
          Loss from operations                       (147.83)   (168.15)
          Other income (expense), net                  54.94     (49.80)
          Income tax benefit (provision)               34.03      37.19
                                                     -------    -------
          Net loss                                    (58.86)%  (180.76)%
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

General and administrative expenses for the year ended July 31, 2001, were $709,006, a decrease of $818,298 or 53.6% as compared to the year ended July 31, 2000. This decrease was primarily due to decreases in professional fees and expenses in connection with defending and settling the action by the SEC and a decrease in market value of investments in the deferred compensation trust which is recognized as a reduction of deferred salary. Payroll taxes and employee insurance decreased due to fewer employees during the period plus decreases in general corporate expenses.

Marketing and sales expenses for the year ended July 31, 2001 was $288,863, a decrease of $528,491 or 64.7% as compared to the year ended July 31, 2000. This decrease resulted from decreased advertising, commissions, promotional material, attendance at trade shows, salaries, travel and related marketing expense partially offset by increased consulting fees. These decreases were the result of decreased demand for the Company's software and services as potential customers were focused on internet based business models.

Research and development expenses for the year ended July 31, 2001 were $123,486, a decrease of $25,012 or 16.84% as compared to the year ended July 31, 2000. The expenses in the fiscal year ended July 31, 2001, were largely made up of salaries, consulting fees and laboratory expense and supplies for the continued development of the OpTest(TM) technologies purchased January 18, 2001. Expenses in the prior fiscal year related to the Company's software business.

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

Involvement in Certain Legal Proceedings

On July 12, 2001, the Company, Thomas V. Geimer, Harry J. Fleury and James Godkin (the "Defendants"), without admitting or denying the allegations of the Third Amended Complaint filed by the SEC, consented to the entry of Final Orders in which the court dismissed certain securities fraud claims that had been made by the SEC against all Defendants with prejudice, made no findings that any violation of law occurred, and enjoined the Defendants from future violations of
Section 13 of the Exchange Act, and the regulations thereunder, that are specifically set forth under "Item 3-Legal Proceedings-Concluded Legal Matters." In addition, Mr. Geimer paid a civil penalty of $65,000, Mr. Fleury paid a civil penalty of $20,000, and Mr. Godkin paid a civil penalty of $20,000. All costs, expenses, civil penalties, and liabilities incurred by the Defendants in defending and settling this matter were borne by the Company. For more detailed information concerning the SEC's allegations made in the Third Amended Complaint and the settlement, see "Item 3-Legal Proceedings-Concluded Legal Matters."

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


                                           ACCELR8 TECHNOLOGY CORPORATION

Date: October 31, 2001                     By: /s/ Harry J. Fleury
                                           -------------------------------------
                                           Harry J. Fleury, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2001                     By: /s/ Thomas V. Geimer
                                           -------------------------------------
                                           Thomas V. Geimer, Secretary,
                                           Chief Executive Officer and
                                           Chief Financial Officer


Date: October 31, 2001                     By: /s/ A. Alexander Arnold III
                                           -------------------------------------
                                           A. Alexander Arnold III


Date: October 31, 2001                     By: /s/ David C. Wilhelm
                                           -------------------------------------
                                           David C. Wilhelm

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