Form 10QSB
period 2001-10-31
ACCELR8 TECHNOLOGY CORP
filed 2001-12-17
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001
                                                ----------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from         to
                                             ---------  ---------

                         Commission file number 0-11485
                                               --------

                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          COLORADO                                                84-1072256
 ------------------------------                               -----------------
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

                                 Yes  X    No
                                    -----    -----

Number of shares outstanding of the issuer's Common Stock:

          Class                            Outstanding at October 31, 2001
          -----                            -------------------------------

Common Stock, no par value                           7,626,317

                         Accelr8 Technology Corporation

                                      INDEX


                                                                          Page
PART I.       FINANCIAL INFORMATION                                       ----

  Item 1.     Financial Statements

              Balance Sheets - as of
                October 31, 2001 and July 31, 2001                          3

              Statements of Operations
                for the three months ended October 31, 2001 and 2000        4

              Statements of Cash Flows
                for the three months ended October 31, 2001 and 2000        5

              Notes to Financial Statements                                 6

  Item 2.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations               10

PART II.   OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                                  13



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                 Accelr8 Technology Corporation
                                         Balance Sheets
                                           (Unaudited)

                                                                     October 31,      July 31
                                                                        2001            2001
                                                                    ------------    ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                      $  9,094,321    $  9,522,343
     Accounts receivable, net                                             29,292          69,370
     Inventory                                                             1,750           2,625
     Prepaid expenses                                                     39,575          58,066

                                                                    ------------    ------------
         Total current assets                                          9,164,938       9,652,404
                                                                    ------------    ------------
Property and equipment, net                                               75,765          82,273
                                                                    ------------    ------------

Intellectual property, less accumulated
      amortization of $17,498 and $11,530 respectively                   482,117         485,171
                                                                    ------------    ------------
Investments                                                              530,867         511,896
                                                                    ------------    ------------

Total assets                                                        $ 10,253,687    $ 10,731,744
                                                                    ============    ============

                              LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities:
     Accounts payable                                               $    153,945    $    153,328
     Accrued liabilities                                                  25,431         219,737
     Deferred revenue                                                       --               825
     Deferred  maintenance revenue                                       166,427         153,204
                                                                    ------------    ------------
         Total current liabilities                                       345,803         527,094
                                                                    ------------    ------------

Long Term Liabilities:
     Deferred tax liabilities                                              6,358           6,358
     Other long-term liabilities                                         549,617         586,896
                                                                    ------------    ------------
       Total long-term liabilities                                       555,975         593,254
                                                                    ------------    ------------
          Total liabilities                                              901,778       1,120,348
                                                                    ------------    ------------

Shareholders' Equity
     Common stock, no par value; 11,000,000 shares authorized;
       7,626,317 and 7,733,817 shares issued and outstanding,
       respectively                                                    8,183,790       8,197,795
     Contributed capital                                                 315,049         315,049
     Retained earnings                                                 1,126,670       1,372,152
     Shares held for employee benefit  (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                    ------------    ------------
Total shareholders' Equity                                             9,351,909       9,611,396
                                                                    ------------    ------------
Total Liabilities And Shareholders' Equity                          $ 10,253,687    $ 10,731,744
                                                                    ============    ============


                                              -3-

                         Accelr8 Technology Corporation
                            Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended
                                                     --------------------------
                                                     October 31,    October 31,
                                                        2001           2000
                                                     -----------    -----------

Revenues:
     Consulting fees                                 $      --      $     3,500
     Product license and customer support fees            93,087        200,111
     Resale of software purchased                           --          156,223
     Provision for returns and allowances                 (1,055)      (3,500))
                                                     -----------    -----------
         Net Revenues                                     92,032        356,334
                                                     -----------    -----------
Costs and Expenses:
     Cost of services                                     51,684        140,397
     Cost of software purchased for resale                 9,658         30,032
     General and administrative                          162,372        200,600
     Marketing and sales                                  53,293         76,807
     Research and development                             69,608         30,872
     Amortization                                          6,345        159,000
     Depreciation                                          5,325         18,075
                                                     -----------    -----------
         Total Expenses                                  358,285        655,783
                                                     -----------    -----------
Loss from operations                                    (266,253)    (299,449))
                                                     -----------    -----------
Other income (expense)
     Interest income                                      75,015        165,955
     Unrealized holding loss on investments              (55,701)       (67,153)
     Realized gain (loss) on sale of investments          (3,034)        19,645
     Gain on asset disposal                                8,419           --
     Abandonment of trademarks                            (3,929)          --
                                                     -----------    -----------
     Total other income (expense) net                     20,770        118,447
                                                     -----------    -----------
Loss before income taxes                                (245,483)      (181,002)
Income tax provision (benefit)                              --                0
                                                     -----------    -----------
Net loss                                             $  (245,483)   $  (181,002)
                                                     ===========    ===========
Net loss per share - basic                           $      (.03)   $      (.02)
                                                     ===========    ===========

Net loss per share - diluted                         $      (.03)   $      (.02)
                                                     ===========    ===========

Weighted average shares outstanding - basic            7,630,360      7,758,545
                                                     ===========    ===========

Weighted average share outstanding - diluted           7,630,360      7,758,545
                                                     ===========    ===========



                                 Accelr8 Technology Corporation
                                    Statements Of Cash Flows
                                           (Unaudited)

                                                                         Three Months Ended
                                                                   ----------------------------
                                                                    October 31,     October 31,
                                                                        2001            2000
                                                                        ----            ----

Cash flows from operating activities:
     Net (loss)                                                    $   (245,483)   $   (181,002)
     Adjustments to reconcile net (loss) to net
         cash provided  (used) by operating activities:
         Amortization                                                     5,325         159,000
         Depreciation                                                     6,345          18,075
         (Gain) from disposal of assets                                  (8,419)           --
         Loss on abandoned trademarks                                     3,929            --
         Unrealized holding loss on investments                          55,701          67,153
         Realized (gain) (loss) on sale of investments, interest
            and dividends reinvested                                        328         (22,698)

     Net change in assets and liabilities:
         Accounts receivable                                             40,078         117,404
         Inventory                                                          875            --
         Prepaid expenses                                                18,491           1,527
         Accounts payable                                                   617          63,387
         Accrued liabilities                                           (194,305)        (91,883)
         Deferred revenue                                                  (825)         32,747
         Deferred maintenance revenue                                    13,223         (36,187)
         Other long-term liabilities                                    (37,279)        (25,704)
                                                                   ------------    ------------
         Net cash provided (used) by operating activities              (341,399)        101,819
                                                                   ------------    ------------

Cash flows from investing activities:
     Software development costs                                            --           (15,994)
     Disposal of assets, net of depreciation                              1,183            --
     Gain on disposal of assets                                           8,419            --
     Purchase of intellectual property                                   (7,197)           --
     Abandoned trademarks net of amortization                             3,906            --
     Loss on trademark abandonment                                       (3,929)           --
     Purchase of investments                                            (75,000)        (75,000)
                                                                   ------------    ------------
         Net cash used in investing activities                          (72,618)        (90,994)
                                                                   ------------    ------------

Cash flows from financing activities:
     Repurchase of common stock                                         (15,805)        (11,255)
     Employee stock options exercised                                     1,800            --
                                                                   ------------    ------------
         Net cash (used) for financing activities:                      (14,005)        (11,255)
                                                                   ------------    ------------

Net decrease in cash and cash equivalents                              (428,022)           (430)

Cash and cash equivalents, beginning of period                        9,522,343      10,359,581
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $  9,094,321    $ 10,359,151
                                                                   ============    ============

                                              -5-

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

              For the three months ended October 31, 2001 and 2000


Note 1.   Financial Statements

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the Company) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited financial statements dated July 31, 2001, included in the Company's annual report on Form 10-KSB as filed with the SEC. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are, in some respects, dependent upon the facts that will exist later in the year.

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

Note 3. Income Taxes

     There was no income tax expense attributable to income from operations for the quarter ended October 31, 2001 due to loss incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carry forward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at October 31, 2001 and 2000 are as follows:



                                                        2001           2000
                                                        ----           ----

          Net operating loss                          $ 73,548       $ 65,161
          Deferred income                               49,300          7,088
          Tax credits                                    --            21,208
                                                      --------       --------

                 Total gross deferred tax asset        122,848         93,457
                 Valuation allowance                   122,848        (61,940)
                                                      --------       --------

                 Net deferred tax asset                  --          $ 31,517
                                                      ========       ========

          Deferred tax liabilities
            Amortization and depreciation             $  6,358       $356,062
                                                      ========       ========



Note 4.  Earnings Per Share



                                           October 31, 2001                                October 31, 2000
                               ----------------------------------------        ----------------------------------------
                                 Income         Shares        Earnings          Income          Shares        Earnings
                               (Numerator)   (Denominator)    Per Share       (Numerator)    (Denominator)    Per Share

Net loss                       $(245,483)                                      $(181,002)
                               =========                                       =========

Basic loss per share:
  (Loss) available to
  common shareholders           (245,283)      7,630,360      $    (.03)        (181,002)      7,758,545      $    (.02)
                                                              =========                                       =========

Effect of dilutive securities:
  Stock options                $    --              --                              --              --
                               ---------       ---------                       ---------       ---------

Diluted (loss)
  per share                    $(245,483)      7,630,360      $    (.03)       $(181,002)      7,758,545      $    (.02)
                               =========       =========      =========        =========       =========      =========


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

                                      -7-

     Between August 1, 2001 and October 31, 2001 the Company repurchased a total of 6,500 shares of its common stock at a cost of $15,805. During the three month period ended October 31, 2000 the Company repurchased a total of 25,000 shares of its common stock at a cost of $11,255.

Note 6. Common Stock Options

     At October 31, 2001 there were 739,500 option shares outstanding at prices ranging from $.36 to $4.00 with expiration dates between December 1, 2001 and August 2, 2011. Included in the 739,500 options are 201,500 options that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under the Company's stock option plans were 459,500.

     Five thousand stock option shares, at a price of $.36 and totaling $1,800 were exercised during the three months ended October 31, 2001.

Note 7. Legal Proceedings

The Company is a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon the financial position of the Company. The Company is not able to predict the outcome of the pending legal matters described below with any degree of certainty,and there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company.

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

Pending Legal Matters

     On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry
J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and the Company as a nominal defendant. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, essentially making the same allegations as were made by the SEC in its initial complaint. The defendants have answered the Consolidated Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification. The defendants have answered the Hongerholt derivative complaint, and have denied all claims. The Company and the individual defendants believe they have substantial defenses to both the class and derivative claims, but there are no assurances that the resolution of these actions will not have a material adverse effect on the Company. The consolidated class actions, including the Hongerholt derivative action, have not been set for trial. The Company is paying the costs of its own defense, as well as the costs of defense of the individual defendants under its indemnification obligations. It is possible that these costs may be material to the Company and to date have totaled approximately $65,000.

On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas V. Geimer, A. Alexander Arnold III and David C. Wilhelm, captioned John William Dews v. Thomas
V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). This action alleges various breaches of fiduciary duty arising out of the activities alleged by the SEC, as well as the Company's determination to defend against the SEC's allegations. The parties have reached an agreement under which the complaint will be dismissed without prejudice upon an exchange of releases, with no payments to be made by the defendants. That agreement is subject to court approval, and there can be no guaranty that it will be approved. A hearing on the approval of the settlement has been set for January 4, 2002. Although no claims are asserted against the Company in this action, the Company is bearing the cost of defense in accordance with indemnification agreements with Mr. Geimer, Mr. Wilhelm, and Mr. Arnold.

On July 14, 2000, the Agricultural Excess and Surplus Insurance Company, which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit, with a $100,000 deductible. The insurance company alleges that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants have answered the Complaint, in which they denied the claim for rescission, and have filed a counterclaim seeking damages for the insurer's bad faith. Although the Company believes the insurance company's claim for rescission to be not well-founded, there is no assurance that the Company will succeed in the litigation. If the Company is unsuccessful, it will lose the benefits otherwise available under the policy. Trial date has been scheduled for March 10, 2003. The Company is bearing the cost of litigation for all defendants.. These costs to date have totaled approximately $7,500.

Note 8. Stock option exchange program

In recognition of the decline in the Company's stock price and the fact that options previously granted did not provide the intended incentive to the outside directors and to the Company's Chairman of the Board, the Board of Directors approved the voluntary exchange of certain stock options held by those individuals effective January 31, 2001. Each of the three directors agreed to exchange certain currently outstanding options for new options. Pursuant to the terms of the exchange, the exercise price per share of the new options is equal to the market price of the Company's common stock on the date of grant. The date of grant for the new options was August 1, 2001, which was the first business day that was at least six months after the date that the Company and the directors agreed to cancel the options tendered and accepted the exchange for the new options. Two of the directors each exchanged options to acquire an aggregate of 50,000 shares (25,000 shares exercisable at $7.25 per share and 25,000 shares exercisable at $2.50 per share) for options to acquire 50,000 shares of the Company's common stock at an exercise price of $1.45 per share. The Company's Chairman exchanged options to acquire an aggregate of 200,000 shares (100,000 shares exercisable at $12.00 per share and 100,000 shares exercisable at $2.50 per share) for options to acquire 200,000 shares of the Company's common stock at an exercise price of $1.45 per share. The new options expire ten years from the date of grant.

Note 9. FASB No. 142, "Goodwill and Other Intangible Assets"

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the systematic amortization of all goodwill and other intangible assets over a prescribed estimated useful life, which presumes that these are wasting assets. Instead, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company has not determined the effect, if any, of the adoption of SFAS No. 142 on its financial position or results of operations. The Company will adopt SFAS No. 142 beginning November 1, 2001.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

     Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as may, will, expect, anticipate, estimate, or continue, or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various tends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Results of Operations: October 31, 2001 compared to October 31, 2000

     Net revenues for the quarter ended October 31, 2001 were $92,032 after a provision of $1,055 or 1.15% of net revenues for possible returns and allowances, a decrease of $264,302 or 74.2% as compared to the quarter ended October 31, 2000. There were no consulting fees for the quarter ended October 31, 2001, a decrease of $3,500 or 100% as compared to the quarter ended October 31, 2000. Product license and customer support fees for the quarter ended October 31, 2001, were $93,087 a decrease of $107,024 or 53.5% as compared to the quarter ended October 31, 2000, and represented 100% of total revenues. There were no revenues from the resale of purchased software for the quarter ended October 31, 2001, a decrease of $156,223 or 100% as compared to the quarter ended October 31, 2000.

     The entire computer services business experienced "gridlock" during the quarter ended October 31, 2001. The annual summer slowdown during August was followed by the markets' confusion over the ramifications of the proposed merger of Compaq and Hewlett Packard which was announced on September 4th. The various hardware and operating system decisions and long term strategies to support low cost, highly efficient enterprise computing environments was brought to a standstill as Compaq announced the end of Alpha chip manufacturing and Hewlett Packard was being perceived as a PC vendor instead of a provider of high end mid-tier servers. The events of September 11th further froze any capital expenditure decisions as they related to hardware and/or services purchases. The Company has recently had various inquiries regarding its migration tools and services as end users review their options.

     During the quarter ended October 31, 2001, sales to the Company's two largest customers were $55,744 and $20,372 representing 60.6% and 22.1% of the Company's revenues, respectively. In comparison, sales to the Company's three largest customers were $149,202; $61,900; and $49,550 representing 42.0%, 17.4%, and 13.9% of the Company's revenues respectively for the quarter ended October 31, 2000. The loss of a major customer could have a significant impact on the Company's financial performance in any given period.

     Cost of services, including amortization and depreciation for the quarter ended October 31, 2001, was $53,574 a decrease of $263,898 or 83.1% % as compared to the quarter ended October 31, 2000. This decrease resulted largely from no amortization of capitalized software costs, decreased depreciation, fewer engineering salaries and other related personnel costs.

     Cost of software purchased for resale for the quarter ended October 31, 2001, was $9,658 as compared to $30,032 for the quarter ended October 31, 2000. Software purchased for resale represented cost of maintenance which was purchased to support previously sold software.

     General and administrative expenses for the quarter ended October 31, 2001, were $162,372 a decrease of $38,228 or 19.1% as compared to the quarter ended October 31, 2000, primarily due to decreased legal fees and employee related costs offset by increased consulting fees and general corporate expense largely related to the continued development of purchased OpTest technologies.

     Marketing and sales expenses for the quarter ended October 31, 2001, were $53,293 a decrease of $23,514 or 30.6% as compared to the quarter ended October 31, 2000. This decrease was due to decreased costs of personnel, related employee costs, and attendance at trade shows, offset by increased consulting fees for marketing related to the purchased OpTest technologies.

     Research and development expenses for the quarter ended October 31, 2001 including amortization and depreciation were $79,388 an increase of $48,516 as compared to the quarter ended October 31, 2000. This increase was largely due to increased salaries, consulting fees, rent, and laboratory expense and supplies plus amortization and depreciation for the continued development of the OpTest technologies purchased January 18, 2001.

     As a result of these factors, loss from operations for the quarter ended October 31, 2001 was $266,253 a decreased loss of $33,196 or 11.1% as compared to the quarter ended October 31, 2000.

     Interest income for the quarter ended October 31, 2001 was $75,015 a decrease of 54.8% as compared to the quarter ended October 31, 2000. This decrease was due to an average interest rate decrease during the current quarter of about 3% and approximately $950,000 less cash earning interest.

     Realized loss on marketable securities held in the deferred compensation trust for the quarter ended October 31, 2001 was $3,034 a decrease of $22,679 as compared to the quarter ended October 31, 2000. This loss was the result of selling trust investments. Unrealized loss on marketable securities held in the deferred compensation trust for the quarter ended October 31, 2001 was $55,701 a decrease of $11,452 as compared to the quarter ended October 31, 2000. This loss was the result of changing market value of securities held by the trust.

     Gain on asset disposal for the quarter ended October 31, 2001 was $8,419. There was no similar activity in the quarter ended October 31, 2000. This gain resulted largely from sale of fully depreciated assets.

     Loss from abandoned trademarks for the quarter ended October 31, 2001 was $3,929. There was no similar activity for the quarter ended October 31, 2000.

     Because the company incurred a net loss for the quarters ended October 31, 2001 and October 31, 2000 and can no longer carry back its operating losses and has only a small amount of deferred taxes, no tax benefit has been provided for the quarters.

     As a result of these factors net loss for the quarter ended October 31, 2001 was $245,483 an increase of $64,481 or 35.6% as compared to the quarter ended October 31, 2000.

Capital Resources and Liquidity

     At October 31, 2001 as compared to July 31, 2001, the Company's current assets decreased 5.1% from $9,652,404 to $9,164,938 and the Company's liquidity as measured by available cash, decreased 4.5% from $9,522,343 to $9,094,321 During the same period, shareholders' equity decreased 2.7% from $9,611,396 to $9,351,908 as a result of the Company's net loss, repurchase of Company stock, and stock options exercised.

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


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits: There are no exhibits for the three months ended October 31, 2001

b) Reports on Form 8-K: There were no reports on Form 8-K filed during the three months ended October 31, 2001.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 14, 2001                    ACCELR8 TECHNOLOGY CORPORATION
       -----------------


                                            By:  /s/  Thomas V. Geimer
                                                --------------------------------
                                                      Thomas V. Geimer,
                                                      Principal Financial
                                                      Officer