Form 10QSB
period 2002-01-31
ACCELR8 TECHNOLOGY CORP
filed 2002-03-18
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002


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

                             Yes [X]     No [ ]

     Number of shares outstanding of the issuer's Common Stock:

          Class                                  Outstanding at January 31, 2002
          -----                                  -------------------------------
Common Stock, no par value                                 8,524,814

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - as of
                January 31, 2002 and July 31, 2001                             3

              Statements of Operations
                for the three months and six months ended
                January 31, 2002 and January 31, 2001                          4

              Statements of Cash Flows
                for the six months ended January 31, 2002 and
                January 31, 2001                                               5

              Notes to Financial Statements                                 6-10

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11-15

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               15

     Item 2.  Changes in Securities                                           15

     Item 3.  Defaults Upon Senior Securities                                 15

     Item 4.  Submission of Matters to a Vote of Security Holders             16

     Item 5.  Other Information                                               16

     Item 6.  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                    17


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                     Accelr8 Technology Corporation
                                             Balance Sheets
                                               (Unaudited)
                                                                             January 31,       July 31,
                                                                                 2002            2001
                                                                             ------------    ------------
                                                 ASSETS
Current Assets:
     Cash and cash equivalents                                               $  8,692,529    $  9,522,343
     Accounts receivable, net                                                      98,760          69,370
     Prepaid expenses and other current assets                                     90,202          60,691
                                                                             ------------    ------------

         Total current assets                                                   8,881,491       9,652,404
                                                                             ------------    ------------

Property and equipment, net                                                        70,440          82,274
                                                                             ------------    ------------

Investments                                                                       555,631         511,896
                                                                             ------------    ------------

Intellectual property, net                                                        522,579         485,170
                                                                             ------------    ------------

Goodwill                                                                        2,276,311            --
                                                                             ------------    ------------

Total assets                                                                 $ 12,306,452    $ 10,731,744
                                                                             ============    ============


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                        $    101,365    $    153,328
     Accrued liabilities                                                           29,226         219,737
     Deferred revenue                                                                --               825
     Deferred maintenance revenue                                                 123,654         153,204
                                                                             ------------    ------------

         Total current liabilities                                                254,245         527,094
                                                                             ------------    ------------

Long Term Liabilities:
     Deferred tax liabilities                                                       6,358           6,358
     Other long term liabilities                                                  593,131         586,896
                                                                             ------------    ------------

         Total long term liabilities                                              599,489         593,254
                                                                             ------------    ------------

Total liabilities                                                                 853,734       1,120,348
                                                                             ------------    ------------

Shareholders' Equity
     Common stock, no par value; 11,000,000 shares authorized;
       8,524,814 and 7,632,817 shares issued and outstanding, respectively     10,429,232       8,197,795
     Contributed capital                                                          315,049         315,049
     Retained earnings                                                            982,037       1,372,152
     Shares held for employee benefit (1,129,110 shares at cost)                 (273,600)       (273,600)
                                                                             ------------    ------------

         Total shareholders' equity                                            11,452,718       9,611,396
                                                                             ------------    ------------
Total Liabilities And Shareholders' Equity                                   $ 12,306,452    $ 10,731,744
                                                                             ============    ============




                                     Accelr8 Technology Corporation
                                        Statements of Operations
                                               (Unaudited)


                                                     Three Months Ended             Six Months Ended
                                                 --------------------------    --------------------------
                                                 January 31,    January 31,    January 31,    January 31,
                                                     2002           2001           2002           2001
                                                 -----------    -----------    -----------    -----------

Revenues:
     Consulting fees                             $      --      $    34,750    $      --      $    38,250
     Product license and customer support fees       153,973        158,451        247,061        358,562
     Resale of software purchased                     34,072         65,895         34,072        222,118
     Provision for returns and allowances             (1,390)        (1,535)        (2,445)        (5,035)
                                                 -----------    -----------    -----------    -----------

         Net Revenues                                186,655        257,561        278,688        613,895
                                                 -----------    -----------    -----------    -----------

Costs and Expenses:
     Cost of services                                 35,394        126,581         87,078        266,978
     Cost of software purchased for resale            15,548         24,296         25,206         54,328
     General and administrative                      214,851         50,121        377,223        250,721
     Marketing and sales                              45,914         66,244         99,207        143,051
     Research and development                         84,662         30,872        154,270         61,744
     Amortization                                       --          159,000          6,345        318,000
     Loss on impairment                                 --          255,445           --          255,445
     Depreciation                                      5,325         18,075         10,650         36,150
                                                 -----------    -----------    -----------    -----------

     Total Expenses                                  401,694        730,634        759,979      1,386,417
                                                 -----------    -----------    -----------    -----------

Loss from operations                                (215,039)      (473,073)      (481,291)      (772,522)
                                                 -----------    -----------    -----------    -----------

Other income (expense)
     Interest income                                  45,136        159,882        120,151        325,837
     Unrealized gain (loss) on investments            24,465       (100,051)       (31,236)      (167,204)
     Realized gain (loss) on investments              (1,228)        13,951         (4,262)       (33,596)
     Abandoned trademark                                --             --           (3,930)          --
     Gain on asset disposal                            2,034           --           10,453           --
     Other                                              --           17,500           --           17,500
                                                 -----------    -----------    -----------    -----------

     Total other income (expense)                     70,407         91,282         91,176        209,729
                                                 -----------    -----------    -----------    -----------

Loss before income taxes                            (144,632)      (381,791)      (390,115)      (562,793)
                                                 -----------    -----------    -----------    -----------

Income tax benefit                                      --          114,128           --          114,128
                                                 -----------    -----------    -----------    -----------

Net Loss                                         $  (144,632)   $  (267,663)   $  (390,115)   $  (448,665)
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic        7,763,849      7,644,288      7,698,871      7,701,416
                                                 ===========    ===========    ===========    ===========

Net loss per share - basic                       $      (.02)   $      (.04)   $      (.05)   $      (.06)
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - diluted      7,763,849      7,644,288      7,698,871      7,701,416
                                                 ===========    ===========    ===========    ===========

Net loss per share - diluted                     $      (.02)   $      (.04)   $      (.05)   $      (.06)
                                                 ===========    ===========    ===========    ===========



                              Accelr8 Technology Corporation
                                 Statements of Cash Flows
                                        (Unaudited)

                                                                   Six Months Ended
                                                               January 31,     January 31,
                                                                  2002             2001
                                                              ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net income (loss)                                        $   (390,115)   $   (448,665)
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Amortization                                                6,345         318,000
         Depreciation                                               10,650          36,150
         Loss on impairment                                           --           255,445
         Gain from disposal of assets                              (10,453)           --
         Loss on abandoned trademarks                                3,929            --
         Unrealized holding (gain)/loss on investments              30,939         167,204
         Realized loss on sale of investments, interest and
           dividends reinvested                                        282         (36,360)
         Deferred income tax benefit                                  --           224,453
         Net change in assets and liabilities:
           Accounts receivable                                     (29,390)        185,479
           Inventory                                                   875          (3,500)
           Prepaid expenses                                        (30,364)        (29,069)
           Accounts payable                                        (51,963)         32,252
           Accrued liabilities                                    (190,511)        (93,807)
           Other deferred revenue                                     (825)       (213,838)
           Deferred maintenance revenue                            (29,550)         86,162
           Other long-term liabilities                               6,235         (93,344)
                                                              ------------    ------------

         Net cash (used) provided by operating activities         (673,916)        386,562
                                                              ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                       --           (32,944)
     Disposal of assets, net of depreciation                         1,183            --
     Purchase of fixed assets, net                                     -0-         (66,178)
     Gain on disposal of assets                                     10,453            --
     Purchase of intellectual property                             (47,660)       (449,690)
     Purchase of investments                                       (75,000)        (75,000)
                                                              ------------    ------------

         Net cash used in investing activities                    (111,024)       (623,812)
                                                              ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                    (46,674)       (101,526)
     Employee stock option exercised                                 1,800
                                                              ------------    ------------

         Net cash provided (used) from financing activities        (44,874)       (101,526)
                                                              ------------    ------------

Net decrease in cash and cash equivalents                         (829,814)       (338,776)

Cash and cash equivalents, beginning of period                   9,522,343      10,359,581
                                                              ------------    ------------

Cash and cash equivalents, end of period                      $  8,692,529    $ 10,020,805
                                                              ============    ============

NON CASH FINANCING AND INVESTING ACTIVITY:

     The Company issued 906,897 shares of common stock on January 18, 2002 to DDx, Inc. as provided for in the Asset Purchase Agreement. The amount of the transaction was valued at the average closing price of the Company's stock over the last 120 trading days, or $2.51 per share, for a total of $2,276,312. See
Note 10.

                                       5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

               For the six months ended January 31, 2002 and 2001

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

Note 2. Reclassification

     Certain reclassifications have been made in the 2001 financial statements to conform to the classifications used in 2002.

Note 3. Income Taxes

     There was no income tax expense attributable to income from operations for the six months ended January 31, 2002 due to loss incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carry forward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at January 31, 2002 and 2001 are as follows:

                                               January 31,   January 31,
                                                  2002          2001
                                                ---------    ---------

        Net operating loss                      $ 422,123    $  46,906
        Deferred income                            44,515       60,956
        Tax credits                                  --         21,208
                                                ---------    ---------

               Total gross deferred taxes         466,638      129,070
               Valuation allowance               (466,638)    (129,070)
                                                ---------    ---------

               Net deferred tax asset           $       0    $       0
                                                =========    =========
               Deferred tax liabilities -
                Amortization and depreciation   $   6,358    $ 210,417
                                                =========    =========



Note 4. Earnings Per Share


                                           Three Months Ended                       Three Months Ended
                                            January 31, 2002                         January 31, 2001
                                 --------------------------------------   --------------------------------------
                                   Income         Shares      Earnings       Income        Shares      Earnings
                                 (Numerator)   (Denominator)  Per Share   (Numerator)   (Denominator)  Per Share
                                 -----------   -------------  ---------   -----------   -------------  ---------
Net loss                         $  (144,632)                             $  (267,663)

Basic loss per share:
  Loss available to
  common shareholders            $  (144,632)     7,763,849    $  (.02)      (267,663)     7,644,288   $  (.04)
                                                                                                       =======

Effect of dilutive securities:
  Stock options
                                 -----------    -----------               -----------    -----------


Diluted loss per share           $  (144,632)     7,763,849    $  (.02)   $  (267,663)     7,644,288   $  (.04)
                                 ===========    ===========    =======    ===========    ===========   =======


                                            Six Months Ended                         Six Months Ended
                                            January 31, 2002                         January 31, 2001
                                 --------------------------------------   --------------------------------------
                                   Income         Shares      Earnings      Income         Shares      Earnings
                                 (Numerator)   (Denominator)  Per Share   (Numerator)   (Denominator)  Per Share
                                 -----------   -------------  ---------   -----------   -------------  ---------

Net loss                         $  (390,115)                            $  (448,665)

Basic loss per share:
 Loss available to
  common shareholders               (390,115)     7,698,871    $  (.05)     (448,665)      7,701,416   ($  .06)

Effect of dilutive securities:
  Stock options                  -----------    -----------               -----------    -----------


Diluted loss per share           $  (390,115)     7,698,871    $  (.05)   $  (448,665)     7,701,416   $  (.06)
                                 ===========    ===========    =======    ===========    ===========   =======



                                       7

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

     Between August 1, 2001 and January 31, 2002 the Company repurchased a total of 19,900 shares of its common stock at a cost of $46,674. During the six month period ended January 31, 2001 the Company repurchased a total of 121,000 shares of its common stock at a cost of $101,526.

Note 6. Common Stock Options

     At January 31, 2002 there were 739,500 option shares outstanding at prices ranging from $.36 to $4.00 with expiration dates between July 31, 2002 and August 2, 2011. Included in the 739,500 options are 201,500 options that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under the Company's stock option plans is 459,500.

     Five thousand stock option shares, at a price of $.36 and totaling $1,800 were exercised during the six months ended January 31, 2002.

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

     On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas V. Geimer, A. Alexander Arnold III and David C. Wilhelm, captioned John William Dews v. Thomas
V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). This action alleges various breaches of fiduciary duty arising out of the activities alleged by the SEC, as well as the Company's determination to defend against the SEC's allegations. In January 2002 the parties reached an agreement under which the complaint was dismissed without prejudice upon an exchange of releases, with no payments being made by the defendants. The Company paid the cost of defense in accordance with indemnification agreements with Mr. Geimer, Mr. Wilhelm, and Mr. Arnold.

Pending legal matters

     On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry
J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and the Company as a nominal defendant. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, essentially making the same allegations as were made by the SEC in its initial complaint. The defendants have answered the Consolidated Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification. The defendants have answered the Hongerholt derivative complaint, and have denied all claims. The Company and the individual defendants believe they have substantial defenses to both the class and derivative claims, but there are no assurances that the resolution of these actions will not have a material adverse effect on the Company. The consolidated class actions, including the Hongerholt derivative action, have not been set for trial. The Company is paying the costs of its own defense, as well as the costs of defense of the individual defendants under its indemnification obligations. It is possible that these costs may be material to the Company and to date have totaled approximately $75,000.

     On July 14, 2000, the Agricultural Excess and Surplus Insurance Company (the "Insurance Company"), which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit, with a $100,000 deductible. The Insurance Company alleges that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants have answered the Complaint, in which they denied the claim for rescission, and have filed a counterclaim seeking damages for the insurer's bad faith. Although the Company believes the Insurance Company's claim for rescission to be not well-founded, there is no assurance that the Company will succeed in the litigation. If the Company is unsuccessful, it will lose the benefits otherwise available under the policy. Trial date has been scheduled for March 10, 2003. The Company is bearing the cost of litigation for all defendants. These costs to date have totaled approximately $10,000.

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

Note 9. FASB No. 142, "Goodwill and Other Intangible Assets"

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 eliminates the systematic amortization of all goodwill and other intangible assets over a prescribed estimated useful life, which presumes that these are wasting assets. Instead, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 beginning November 1, 2001.

Note 10. Issuance of Common Stock

     On January 18, 2002, the Company issued 906,897 shares of common stock to DDx, Inc. as provided for in the Asset Purchase Agreement between the Company and DDx, Inc. ("DDx") that was entered into on January 18, 2001 (the "Asset Purchase Agreement"). The amount of the transaction was valued at the average closing price of the Company's stock over the last 120 trading days, or $2.51 per share, for a total of $2,276.312. The shares were issued in connection with the acquisition of certain technology assets by the Company from DDx.

     The 906,897 shares had been held in escrow under the terms of the Asset Purchase Agreement, and were to be released to DDx upon the consummation of one OpTest Technology Transfer event to a third party (the "First Technology Transfer Event"). There are 906,896 shares remaining in escrow that are to be released to DDx upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Technology Transfer Event"). Under the original terms of the Asset Purchase Agreement, if no such Technology Transfer Events were consummated by January 17, 2002, then the stock was to be released from escrow by the Escrow Agent to the Company. The First Technology Transfer Event occurred on a timely basis, and the Company has entered into an agreement that provides for an additional three month period (i.e., until April 17, 2002) for the Second Technology Transfer Event to occur.

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

Changes in Results of Operations: Six months ended January 31, 2002 compared to six months ended January 31, 2001

     Net revenues for the six months ended January 31, 2002, were $278,688 after a provision of $2,445 or .9% of net revenues for possible returns and allowances, a decrease of $2,590 or 51.4% as compared to the six months ended January 31, 2001. There were no consulting fees for the six months ended January 31, 2002, a decrease of $38,250 or 100% as compared to the six months ended January 31, 2001. Product license and customer support fees for the six months ended January 31, 2002, were $247,061 a decrease of $111,501 or 31.1% as compared to the six months ended January 31, 2001, and represented 88.7% of net revenues. Revenues from the resale of purchased software for the six months ended January 31, 2002, were $34,072 a decrease of $188,046 or 84.7% as compared to the six months ended January 31, 2001, and represented 12.2% of net revenues.

     The U.S. economic slowdown during the final quarter of 2001 further exasperated any recovery in IT spending during the six-month period ended January 31, 2002. While companies and their IT organizations digested worker layoffs and earnings warnings, long term capital expenditures have been delayed. The merger of Compaq and Hewlett Packard continued to confuse end users as to what hardware/operating system combination would be the best "five year" solution. Although the Company has bid on a higher volume of migration contracts than at any time in the past year, most IT organizations have delayed the actual commencement of any significant legacy modernization projects. We believe that any pick up in U.S. economic activity or earnings visibiliby could stimulate new business activity for the Company's migration tools and services.

     Against this backdrop, the Company's other business unit, OpTest, has continued to refine and optimize its surface chemistry for microarray slides. The focus of the scientific team has been the development of third party outsourcing contracts to enable the large scale manufacturing and overnight delivery capability that will be necessary should demand for OptiChem(TM) exceed readily available in-house supply. The scientific agenda has also included development of a customized surface for a proteomics customer who is committed to the use of proprietary probe technology. The Company believes that successful implementation of this unique application could, when licensed, contribute to immediate recognition of the OptiChem(TM) surface chemistry as a new benchmark for diagnostic applications. We anticipate a commercial release of our OptArray(TM) DNA/oligo microarray slides by June 1, 2002.

     During the six months ended January 31, 2002, sales to the Company's two largest customers were $79,400 and $55,743 representing 28.5% and 20.0% of the Company's revenues. In comparison, sales to the Company's three largest customers were $231,027; $65,000; and $61,900 representing 37.6%; 10.6%; and
10.1% of net revenues for the six months ended January 31, 2001. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services, including amortization, loss due to impairment of software development costs and depreciation for the six months ended January 31, 2002 was $90,858 a decrease of $785,715 or 89.6% as compared to the six months ended January 31, 2001. This decrease resulted from no amortization of capitalized software development costs, no impairment of software development costs and a substantial reduction in depreciation and engineering salaries and related employee costs.

     Cost of software purchased for resale for the six months ended January 31, 2002, was $25,206 a decrease of $29,122 or 53.6% as compared to the six months ended January 31, 2001. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the six months ended January 31, 2002, were $377,223 an increase of $126,502 or 50.5% as compared to the six months ended January 31, 2001 primarily due to increased deferred compensation that resulted from a change in value of marketable securities in the Company's deferred compensation trust, and decreased salaries and related employee costs due to a lesser number of employees, decreased legal fees offset by an increase in consulting fees.

     Marketing and sales expenses for the six months ended January 31, 2002, were $99,207 a decrease of $43,844 or 30.7% as compared to the six months ended January 31, 2001. This decrease was due to decreased costs of personnel and related employee costs and marketing expenses offset by increased consulting fees.

     Research and development expenses for the six months ended January 31, 2002 including amortization and depreciation were $167,485 an increase of $105,741 as compared to the six months ended January 31, 2001. This increase was largely due to an increase in salaried scientific personnel, consulting fees, rent, and laboratory expense and supplies plus amortization and depreciation for the continued development of the OpTest technologies purchased January 18, 2001.

     As a result of these factors, loss from operations for the six months ended January 31, 2002 was $481,291 a decrease of $291,231 or 37.7% as compared to loss from operations of $772,522 for the six months ended January 31, 2001.

     Interest income for the six months ended January 31, 2002, was $120,151 a decrease of $205,686 or 63.1% as compared to the six months ended January 31, 2001. This decrease was primarily due to interest rate decrease during the quarter plus a lesser amount of cash earning interest.

     Realized loss on marketable securities held in the deferred compensation trust for the six months ended January 31, 2002 was $4,262 a decrease of $37,858 as compared to the six months ended January 31, 2001. This loss was the result of selling trust investments plus interest earned. Unrealized loss on marketable securities held in the deferred compensation trust for the six months ended January 31, 2002 was $31,236 a decrease of $135,968 as compared to the six months ended January 31, 2001. This loss was the result of changing market value of securities held by the trust.

     Gain on asset disposal for the six months ended January 31, 2002 was $10,453. There was no similar activity in the six months ended January 31, 2001. This gain resulted largely from sale of fully depreciated assets.

     Loss from abandoned trademarks for the six months ended January 31, 2002 was $3,930. There was no similar activity for the six months ended January 31, 2001.

     There was no other income for the six months ended January 31, 2002, a decrease of $17,500 over the six months ended January 31, 2001.

     Because the Company incurred a net loss for the period and can no longer carry back its operating losses, the six months ended January 31, 2002 has neither a tax provision nor a tax benefit. The tax benefit for the six months ended January 31, 2001 was $114,128.

Capital Resources and Liquidity

     At January 31, 2002, as compared to July 31, 2001, the Company's current assets decreased 8.0% from $9,652,404 to $8,881,491 and the Company's liquidity, as measured by cash and cash equivalents, decreased by 8.7% from $9,522,343 to $8,692,529. During the same period, shareholders' equity increased 19.6% from $9,611,396 to $11,452,718 as a result of issuing 906,897 shares of common stock for partial purchase of the OpTest technology assets, reduced by a net loss and cost of repurchasing company stock in the amount of $46,674 during the six months ended January 31, 2002.

     The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

Changes in Results of Operations: Three months ended January 31, 2002 compared to three months ended January 31, 2001

     Net revenues for the three months ended January 31, 2002 were $186,655 after a provision of $1,390 or .7% of net revenues for possible returns and allowances, a decrease of $70,906 or 27.5% as compared to the three months ended January 31, 2001. There were no consulting fees for the three months ended January 31, 2002, a decrease of $34,750 or 100.0% as compared to the three months ended January 31, 2001. Product license and customer support fees for the three months ended January 31, 2002, were $153,973 a decrease of $4,478 or 2.8% as compared to the three months ended January 31, 2001, and represented 82.5% of net revenue. Revenues from the resale of purchased software for the three months ended January 31, 2002, were $34,072 a decrease of $31,823 or 48.3% as compared to the three months ended January 31, 2001, and represented 18.3% of net revenue.

     The U.S. economic slowdown during the final quarter of 2001 further exasperated any recovery in IT spending during the three month period ended January 31, 2002. While companies and their IT organizations digested worker layoffs and earnings warnings, long term capital expenditures have been delayed. The merger of Compaq and Hewlett Packard continued to confuse end users as to what hardware/operating system combination would be the best "five year" solution. Although the Company has bid on a higher volume of migration contracts than at any time in the past year, most IT organizations have delayed the actual commencement of any significant legacy modernization projects. We believe that any pick up in U.S. economic activity or earnings visibility could stimulate new business activity for the Company's migration tools and services.

     Against this backdrop, the Company's other business unit, OpTest, has continued to refine and optimize its surface chemistry for microarray slides. The focus of the scientific team has been the development of third party outsourcing contracts to enable the large scale manufacturing and overnight delivery capability that will be necessary should demand for OptiChem(TM) exceed readily available in-house supply. The scientific agenda has also included development of a customized surface for a proteomics customer who is committed to the use of proprietary probe technology. The Company believes that successful implementation of this unique application could, when licensed, contribute to immediate recognition of the OptiChem(TM) surface chemistry as a new benchmark for diagnostic applications. We anticipate a commercial release of our OptArray(TM) DNA/oligo microarray slides by June 1, 2002.

     During the three months ended January 31, 2002, sales to the Company's largest customer was $79,400 representing 42.5% of the Company's net revenues. In comparison, sales to the Company's two largest customers were $81,825 and $30,000 representing 31.8% and 11.6% of net revenues for the three months ended January 31, 2001. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services, including amortization, loss due to impairment of software development costs and depreciation for the three months ended January 31, 2002 was $37,284 a decrease of $521,817 or 93.3% as compared to the three months ended January 31, 2001. This decrease resulted from no amortization of capitalized software development costs, no loss on impairment of capitalized software development costs and a substantial reduction in depreciation and engineering salaries and related employee expenses.

     Cost of software purchased for resale for the three months ended January 31, 2002, was $15,548 a decrease of $8,748 or 36.0% as compared to the three months ended January 31, 2001. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the three months ended January 31, 2002, were $214,851 an increase of $164,730 or 329% as compared to the three months ended January 31, 2001, primarily due to increased deferred compensation that resulted from a change in value of marketable securities in the Company's deferred compensation trust and increased professional fees offset by decreased salary and related employee costs.

     Marketing and sales expenses for the three months ended January 31, 2002, were $45,914 a decrease of $20,330 or 30.7% as compared to the three months ended January 31, 2001. This decrease was due to decreased costs of personnel and general marketing expenses partially offset by increased consulting fees.

     Research and development expenses for the quarter ended January 31, 2002 including amortization and depreciation were $88,097 an increase of $57,225 as compared to the quarter ended January 31, 2002. This increase was largely due to an increase in salaried scientific personnel, consulting fees, rent, and laboratory expense and supplies plus depreciation for the continued development of the OpTest technologies purchased January 18, 2001.

     As a result of these factors, loss from operations for the three months ended January 31, 2002 was $215,039 an increase of $258,035 or 54.5% as compared to loss from operations of $473,073 for the three months ended January 31, 2001.

     Interest income for the three months ended January 31, 2002 was $45,136 a decrease of $114,746 or 72.8% as compared to the three months ended January 31, 2001. This decrease was primarily due to interest rate decrease during the quarter plus a lesser amount of cash earning interest.

     Realized loss on marketable securities held in the deferred compensation trust for the three months ended January 31, 2002 was $1,228 a decrease of $15,179 as compared to the three months ended January 31, 2001. This loss was the result of selling trust investments plus interest earned. Unrealized gain on marketable securities held in the deferred compensation trust for the three months ended January 31, 2002 was $24,465 an increase of $124,516 as compared to the three months ended January 31, 2001. This gain was the result of changing market value of securities held by the trust.

     Gain on asset disposal for the quarter ended January 31, 2002 was $2,034. There was no similar activity in the quarter ended January 31, 2001. This gain resulted largely from sale of fully depreciated assets.

     There was no other income for the three months ended January 31, 2002, a decrease of $17,500 over the three months ended January 31, 2001.

     Because the Company incurred a net loss for the period and can no longer carry back its operating losses, the three months ended January 31, 2002 has neither a tax provision nor a tax benefit. The tax benefit for the three months ended January 31, 2001 was $114,128.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Please see Note 7 to the financial statements for information with respect to concluded and pending legal proceedings.

Item 2. Changes in Securities
-----------------------------

     On January 18, 2002, the Company issued 906,897 shares of common stock to DDx, Inc. as provided for in the Asset Purchase Agreement between the Company and DDx, Inc. ("DDx") that was entered into on January 18, 2001 (the "Asset Purchase Agreement"). The amount of the transaction was valued at the average closing price of the Company's stock over the last 120 trading days, or $2.51 per share, for a total of $2,276.312. The shares were issued in connection with the acquisition of certain technology assets by the Company from DDx, that was more fully described in a Form 8-K filed with the Securities and Exchange Commission on January 26, 2001.

     The 906,897 shares had been held in escrow under the terms of the Asset Purchase Agreement, and were to be released to DDx upon the consummation of one OpTest Technology Transfer event to a third party (the "First Technology Transfer Event"). There are 906,896 shares remaining in escrow that are to be released to DDx upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Technology Transfer Event"). Under the original terms of the Asset Purchase Agreement, if no such Technology Transfer Events were consummated by January 17, 2002, then the stock was to be released from escrow by the Escrow Agent to the Company. The First Technology Transfer Event occurred on a timely basis, and the Company has entered into an agreement that provides for an additional three month period (i.e., until April 17, 2002) for the Second Technology Transfer Event to occur.

     The 906,897 shares were issued directly by the Company to DDx under the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2). No commissions or other remuneration were paid in connection with the issuance of these shares, and DDx made appropriate investment representations to the Company.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     None.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Annual Meeting of the Company's Shareholders was held on December 6, 2001. The matters considered at the meeting were:

     1. The election of Thomas V. Geimer, David C. Wilhelm and A. Alexander Arnold III to the Company's Board of Directors.

     2. Ratification of the Election of Levine Hughes & Mithuen Inc. as the Company's auditors for the fiscal year ending July 31, 2002.

     Each of the nominees were elected to the Board of Directors and Levine Hughes & Mithuen Inc. were ratified as the Company's auditors. The votes cast at the annual meeting upon the matters considered were as follows:

Election of Directors         For            Against              Abstain
---------------------         ---            -------              -------

Thomas V. Geimer           5,747,271           2,625              125,611
David C. Wilhelm           5,747,271           2,625              125,611
A. Alexander Arnold III    5,747,271           2,625              125,611

Ratification Levine
  Hughes & Mithuen Inc.    5,609,761         235,463               30,283

Item 5. Other Information
-------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a) Exhibits: There are no exhibits for the three months ended January 31, 2002.

b)   Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   March 15, 2002

                                        ACCELR8 TECHNOLOGY CORPORATION



                                        /s/ Thomas V. Geimer
                                        ----------------------------------------
                                        Thomas V. Geimer, Chairman and
                                        Chief Financial Officer