Form 10QSB
period 2002-04-30
ACCELR8 TECHNOLOGY CORP
filed 2002-06-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002


             [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from __________ to __________

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

                                 Yes [X] No [ ]

Number of shares outstanding of the issuer's Common Stock:

          Class                                    Outstanding at April 30, 2002
--------------------------                         -----------------------------
Common Stock, no par value                                   9,423,210

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - as of
                April 30, 2002 and July 31, 2001                             3

              Statements of Operations
                for the nine months and three months ended
                 April 30, 2002 and 2001                                     4

              Statements of Cash Flows
                for the nine months ended April 30, 2002 and 2001            5

              Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               11

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              19


SIGNATURES                                                                  19


                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                 Accelr8 Technology Corporation
                                         Balance Sheets
                                           (Unaudited)

                                                                     April 30,       July 31,
                                                                       2002            2001
                                                                   ------------    ------------
                                             ASSETS
Current Assets:
     Cash and cash equivalents                                     $  8,606,512    $  9,522,343
     Accounts receivable, net                                            33,155          69,370
     Prepaid expenses and other current assets                           79,753          60,691
                                                                   ------------    ------------

         Total current assets                                         8,719,420       9,652,404
                                                                   ------------    ------------

Property and equipment, net                                              65,115          82,274
                                                                   ------------    ------------

Investments                                                             507,930         511,896
                                                                   ------------    ------------

Intellectual property, net                                              537,429         485,170
                                                                   ------------    ------------

Goodwill                                                              4,217,069            --
                                                                   ------------    ------------

Total assets                                                       $ 14,046,963    $ 10,731,744
                                                                   ============    ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    105,272    $    153,328
     Accrued liabilities                                                 20,584         219,737
     Deferred revenue                                                      --               825
     Deferred maintenance revenue                                       124,540         153,204
                                                                   ------------    ------------

         Total current liabilities                                      250,396         527,094
                                                                   ------------    ------------

Long Term Liabilities:
     Deferred tax liabilities                                             6,358           6,358
     Other long term liabilities                                        564,180         586,896
                                                                   ------------    ------------

         Total long term liabilities                                    570,538         593,254
                                                                   ------------    ------------

Total liabilities                                                       820,934       1,120,348
                                                                   ------------    ------------

Shareholders' Equity
     Common stock, no par value; 11,000,000 shares authorized;
         9,423,210 and 7,632,817 shares issued and outstanding,
         respectively                                                12,353,450       8,197,795
     Contributed capital                                                315,049         315,049
     Retained earnings                                                  831,130       1,372,152
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------

         Total shareholders' equity                                  13,226,029       9,611,396
                                                                   ------------    ------------
Total Liabilities And Shareholders' Equity                         $ 14,046,963    $ 10,731,744
                                                                   ============    ============




                                        Accelr8 Technology Corporation
                                           Statements of Operations
                                                  (Unaudited)


                                                                Nine Months                   Three Months
                                                               Ended April 30                Ended April 30
                                                             2002          2001            2002           2001
                                                         -----------    -----------    -----------    -----------

Revenues:
     Consulting fees                                     $      --      $    38,250    $      --      $      --
     Product license and customer support fees               161,612        318,179         48,169         63,781
     Resale of software and support purchased                242,082        414,761         74,393         88,479
     Provision for sales returns and allowances               (3,680)        (6,330)        (1,235)        (1,295)
                                                         -----------    -----------    -----------    -----------

     Net Revenues                                            400,014        764,860        121,327        150,965
                                                         -----------    -----------    -----------    -----------

Costs and Expenses:
     Cost of services                                        111,221        273,187         24,143         66,819
     Cost of software and support purchased for resale        36,942         70,248         11,736         15,920
     General and administrative                              462,765        413,157         85,543        100,692
     Marketing and sales                                     149,232        198,257         50,025         55,206
     Research and development                                237,988        138,488         83,718         77,788
     Amortization                                              6,345        446,400           --          128,490
     Loss on impairment                                         --          255,445           --             --
     Depreciation                                             15,975         54,355          5,325         18,205
                                                         -----------    -----------    -----------    -----------

     Total Costs and Expenses                              1,020,468      1,849,537        260,490        463,120
                                                         -----------    -----------    -----------    -----------

Loss from operations                                        (620,454)    (1,084,677)      (139,163)      (312,155)
                                                         -----------    -----------    -----------    -----------

Other income (expense)
     Interest income                                         156,888        449,991         36,737        124,154
     Gain (loss) on asset disposal                            11,153        (28,877)           700        (28,877)
     Realized gain (loss) on investment                       (5,566)        42,801         (1,304)         9,205
     Unrealized gain (loss) on investment                    (79,113)      (308,310)       (47,877)      (141,106)
     Abandoned trademark                                      (3,930)          --             --
     Other                                                      --          (32,500)          --          (50,000)
                                                         -----------    -----------    -----------    -----------

     Total other income (expense)                             79,432        123,105        (11,744)       (86,624)
                                                         -----------    -----------    -----------    -----------

Loss before income taxes                                    (541,022)      (961,572)      (150,907)      (398,779)

Income tax benefit                                              --          164,028           --           49,900
                                                         -----------    -----------    -----------    -----------

Net Loss                                                 $  (541,022)   $  (797,544)   $  (150,907)   $  (348,879)
                                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic                8,006,383      7,679,840      8,642,137      7,635,233
                                                         ===========    ===========    ===========    ===========

Net loss per share - basic                               $      (.07)   $      (.10)   $      (.02)   $      (.05)
                                                         -----------    -----------    -----------    -----------

Weighted average shares outstanding - diluted              8,006,383      7,679,840      8,642,137      7,635,233
                                                         ===========    ===========    ===========    ===========

Net loss per share - diluted                             $      (.07)   $      (.10)   $      (.02)   $      (.05)
                                                         ===========    ===========    ===========    ===========




                                 Accelr8 Technology Corporation
                                    Statements of Cash Flows
                                           (Unaudited)


                                                                              Nine Months
                                                                            Ended April 30
                                                                     ----------------------------
                                                                         2002             2001
                                                                     ------------    ------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                        $   (541,002)   $   (797,544)
     Adjustments to reconcile net  loss to net
     cash provided by operating activities:
         Amortization                                                       6,345         446,490
         Depreciation                                                      15,975          54,355
         Loss on impairment                                                  --           255,445
         Loss on abandoned trademarks                                       3,906            --
         (Gain) loss from disposal of assets                              (11,153)         32,677
         Unrealized holding (gain)/loss on investments                     79,113         308,310
         Realized gain (loss) on sale of investments, interest and
           dividends reinvested                                              (167)        (47,226)
         Deferred income tax benefit                                         --           174,554
         Net change in assets and liabilities:
           Accounts receivable                                             36,215         218,149
           Inventory                                                        2,625          (3,500)
           Prepaid expenses                                               (21,687)         (8,492)
           Accounts payable                                               (48,056)         (7,172)
           Accrued liabilities                                           (199,153)        (98,549)
           Deferred revenue                                                  (825)       (218,838)
           Deferred maintenance revenue                                   (28,664)         68,067
           Other long-term liabilities                                    (22,716)       (204,834)
                                                                     ------------    ------------

         Net cash provided (used) by operating activities                (729,244)        171,892
                                                                     ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Software development costs                                              --           (32,944)
     Purchase of property and equipment                                      --          (521,864)
     Purchase of intellectual property                                    (62,509)           --
     Proceeds from sales of fixed assets                                   12,336            --
     Purchase of investments                                              (75,000)        (75,000)
                                                                     ------------    ------------

         Net cash used in investing activities                           (125,173)       (629,808)
                                                                     ------------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                           (63,214)       (104,081)
     Employee stock option exercised                                        1,800            --
                                                                     ------------    ------------
     Net cash  used from financing activities                             (61,414)       (104,081)
                                                                     ------------    ------------

Net (decrease) in cash and cash equivalents                              (915,831)       (561,997)

Cash and cash equivalents, beginning of period                          9,522,343      10,359,581
                                                                     ------------    ------------

Cash and cash equivalents, end of period                             $  8,606,512    $  9,797,584
                                                                     ============    ============



NON-CASH FINANCING AND INVESTING ACTIVITY:

     The Company issued 906,897 and 906,896 shares of common stock on January
18, 2002 and April 18, 2002 respectively to DDx, Inc. as provided for in the Asset Purchase Agreement, as extended. The amount of the transaction was valued at the average closing price of the Company's stock over the previous 120 trading days, or $2.51 and $ 2.14 per share respectively, for a total of $
4,217,069. See Note 10.

                                       5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

                For the nine months ended April 30, 2002 and 2001


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

     Management of the Company believes that the accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

Note 2. Reclassification

     Certain reclassifications have been made in the 2001 financial statements to conform to the classifications used in 2002.

Note 3. Income Taxes

     There was no income tax expense attributable to income from operations for the nine months ended April 30, 2002 due to the loss incurred from operations. The Company's net deferred tax asset for future deductions and its net operating loss carry forward in excess of future taxable amounts is offset by a valuation allowance. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at April 30, 2002 and 2001 are as follows:


                                                  2002          2001
                                                ---------    ---------

        Net operating loss                      $ 422,123    $ 102,387
        Deferred income                            44,515       56,881
        Tax credits                                  --         21,208
                                                ---------    ---------

                 Total gross deferred taxes       466,638      180,476
                 Valuation allowance             (466,638)    (180,476)
                                                ---------    ---------

                 Net deferred tax asset         $       0    $       0
                                                =========    =========

                Deferred tax liabilities -
                Amortization and depreciation   $   6,358    $ 160,517
                                                =========    =========


Note 4. Earnings Per Share

                                            Nine Months Ended                        Nine Months Ended
                                              April 30, 2002                          April 30, 2001
                                 --------------------------------------   --------------------------------------
                                    Loss          Shares      Earnings       Loss          Shares      Earnings
                                 (Numerator)   (Denominator)  Per Share   (Numerator)   (Denominator)  Per Share
                                 -----------   -------------  ---------   -----------   -------------  ---------
Net Loss                         $  (541,022)                             $  (797,544)
                                 -----------                              -----------

Basic loss per share:
  Loss available to
    common shareholders             (541,022)     8,006,383    $  (.07)      (797,544)     7,679,840   $  (.10)

Effect of dilutive securities:
  Stock options
                                 -----------    -----------    -------    -----------    -----------   -------

Diluted loss per share           $  (541,022)     8,006,383    $  (.07)   $  (797,544)     7,679,840   $  (.10)
                                 ===========    ===========    =======    ===========    ===========   =======



                                           Three Months Ended                       Three Months Ended
                                             April 30, 2002                           April 30, 2001
                                 --------------------------------------   --------------------------------------
                                    Loss          Shares      Earnings       Loss         Shares       Earnings
                                 (Numerator)   (Denominator)  Per Share   (Numerator)   (Denominator)  Per Share
                                 -----------   -------------  ---------   -----------   -------------  ---------

Net Loss                         $  (150,907)                             $  (348,879)

Basic loss per share:
  Loss available to
  common shareholders               (150,907)     8,642,137    $  (.02)      (348,879)     7,635,233   $  (.05)

Effect of dilutive securities:
  Stock options
                                 -----------    -----------    -------    -----------    -----------   -------

Diluted loss per share           $  (150,907)     8,642,137    $  (.02)   $  (348,879)     7,635,233   $  (.05)
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

     Between August 1, 2001 and April 30, 2002 the Company repurchased a total of 28,400 shares of its common stock at a cost of $63,214. During the nine month period ended April 30, 2001 the Company repurchased a total of 126,000 shares of its common stock at a cost of $104,081.

Note 6. Common Stock Options

     At April 30, 2002, there were 739,500 option shares outstanding at prices ranging from $.36 to $4.00 with expiration dates between July 31, 2002 and August 27, 2011. Included in the 739,500 options are 201,500 options that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under the Company's stock option plans was 459,500.

Five thousand stock option shares, at a price of $.36 and totaling $1,800 were exercised during the nine months ended April 30, 2002.

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

     On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas V. Geimer, A. Alexander Arnold III and David C. Wilhelm, captioned John William Dews v. Thomas
V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). This action alleged various breaches of fiduciary duty arising out of the activities alleged by the SEC, as well as the Company's determination to defend against the SEC's allegations. In January 2002 the parties reached an agreement under which the complaint was dismissed without prejudice upon an exchange of releases, with no payments being made by the defendants. The Company paid the cost of defense in accordance with indemnification agreements with Mr. Geimer, Mr. Wilhelm, and Mr. Arnold.

Pending legal matters

     On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry
J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against the Company, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and the Company as a nominal defendant. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, essentially making the same allegations as were made by the SEC in its initial complaint. The defendants have answered the Consolidated Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification. The defendants have answered the Hongerholt derivative complaint, and have denied all claims. The Company and the individual defendants believe they have substantial defenses to both the class and derivative claims, but there are no assurances that the resolution of these actions will not have a material adverse effect on the Company. The consolidated class actions, including the Hongerholt derivative action, have not been set for trial. The Company is paying the costs of its own defense, as well as the costs of defense of the individual defendants under its indemnification obligations. It is possible that these costs may be material to the Company and to date have totaled approximately $77,000.

     On July 14, 2000, the Agricultural Excess and Surplus Insurance Company (the "Insurance Company"), which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit, with a $100,000 deductible. The Insurance Company alleges that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants have answered the Complaint, in which they denied the claim for rescission, and have filed a counterclaim seeking damages for the insurer's bad faith. Although the Company believes the Insurance Company's claim for rescission to be not well-founded, there is no assurance that the Company will succeed in the litigation. If the Company is unsuccessful, it will lose the benefits otherwise available under the policy. Trial date has been scheduled for March 10, 2003. The Company is bearing the cost of litigation for all defendants. These costs to date have totaled approximately $14,000.

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

Note 10. Issuance of Common Stock

     On January 18, 2002 and April 18, 2002 the Company issued 906,897 and 906,896 shares of common stock respectively to DDx, Inc. as provided for in the Asset Purchase Agreement between the Company and DDx, Inc. ("DDx") that was entered into on January 18, 2001 (the "Asset Purchase Agreement"). The amount of the transaction was valued at the average closing price of the Company's stock over the previous 120 trading days, or $2.51 and $ 2.14 respectively per share, for a total of $ 4,217,069. The shares were issued in connection with the acquisition of certain technology assets by the Company from DDx.

     The 906,897 shares had been held in escrow under the terms of the Asset Purchase Agreement, and were to be released to DDx upon the consummation of one OpTest Technology Transfer event to a third party (the "First Technology Transfer Event"). The 906,896 shares had been held in escrow to be released to DDx upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Technology Transfer Event"). Under the original terms of the Asset Purchase Agreement, if no such Technology Transfer Events were consummated by January 17, 2002, then the stock was to be released from escrow by the Escrow Agent to the Company. The First Technology Transfer Event occurred on a timely basis, and the Company entered into an agreement that provided for an additional three month period (i.e., until April 17, 2002) for the Second Technology Transfer Event to occur (The "Second Technology Transfer Event") occurred during the extended period.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
------------------------------------------------------------------------------

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

Changes in Results of Operations: Nine months ended April 30, 2002 compared to Nine months ended April 30, 2001

     Net revenues for the nine months ended April 30, 2002, were $400,014 after a provision of $3,680 or 1% of gross revenues for possible returns and adjustments, a decrease of $364,846 or 47.70% as compared to the nine months ended April 30, 2001. There were no consulting fees for the nine months ended April 30, 2002, a decrease of $38,250 or 100% as compared to the nine months ended April 30, 2001. Product license and customer support fees for the nine months ended April 30, 2002, were $161,612 a decrease of $156,567 or 49.2% as compared to the nine months ended April 30, 2001, and represented 40.4% of net revenues. Revenues from the resale of purchased software for the nine months ended April 30, 2002, were $ 242,082 a decrease of $172,679 or 41.6% as compared to the nine months ended April 30, 2001, and represented 60.5% of net revenues.

     Management believes that the U.S. economic slowdown, which began in the second quarter of 2001, has extended into the second quarter of 2002 and continues to negatively impact and delay IT spending decisions by private, public and government enterprises. Further, management believes that during the past nine months ended April 30, 2002 purchasing related to the company's specific migration software tools and services continued to be delayed by the macro economic conditions of the U.S. as well as by the confusion surrounding the final outcome of the Compaq/Hewlett Packard merger.

     Based on the increased number of inquiries that we have received from the Compaq installed base of Digital Equipment Corporation (DEC) users, we believe that demand for the company's migration tools and services may increase going into the second half of 2002. This will be influenced by HP's announcement of new operating systems and hardware solutions to be supported in the future.

     The Company's other business unit, OpTest, has continued to refine and optimize its surface chemistry for microarray slides. The focus of the scientific team has been the development of third party outsourcing contracts to enable the large scale manufacturing and overnight delivery capability that will be necessary should demand for OptArray(TM) microarray slides exceed readily available in-house supply. Developing manufacturing protocols and streamlining manufacturing processes have been the primary concern of the scientific team this quarter. The scientific agenda has also included development of a customized surface for a proteomics customer who has a proprietary probe technology. Management believes that successful implementation of this unique application could, when licensed, contribute to immediate recognition of the OptiChem(TM) surface chemistry as a new benchmark for protein-based applications. A second commercial release of our OptArray(TM) microarray slides should occur by June 15, 2002, which will feature amine-reactive and thiol-reactive surfaces for microarrays. During the period Sales of OptiChem(TM) microarray slides, while insignificant in dollar amount, have been successful in creating interest in the company's entry into the microarray marketplace.

     During the nine months ended April 30, 2002 the company commenced presentations of the new field portable prototype of QuanDx(TM), a test instrument that uses light scattering technology for quantification of bacteria, DNA, or proteins on the company's custom coated microarray surfaces.

     The initial response from several large instrument manufacturers has been positive, however, another phase of miniaturization and cost reducing design is necessary for product commercialization.

     During the nine months ended April 30, 2002 sales to the Company's three largest customers were $79,400; $56,650; and $55,744 representing 19.8%; 14.2% and 13.9% of the Company's net revenues. During the nine months ended April 30, 2001 sales to the Company's two largest customers were $231,027 and $118,450 representing 30.2% and 15.5% of the Company's net revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given period.

     Cost of services, including amortization of software development costs, loss due to impairment of software development costs and depreciation for the nine months ended April 30, 2002 was $116,891 a decrease of $899,166 or 88.5% as compared to the nine months ended April 30, 2001. This decrease resulted from the fact that the Company had previously amortized or written off all of its capitalized software development costs, and a substantial reduction in depreciation and engineering salaries and related employee costs.

     Cost of software purchased for resale for the nine months ended April 30, 2002 was $36,942 a decrease of $33,306 or 47.4% as compared to the nine months ended April 30, 2001. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the nine months ended April 30, 2002 were $462,765 an increase of $49,608 or 12.0% as compared to the nine months ended April 30, 2001 primarily due to change in value of marketable securities in the Company's deferred compensation trust offset by a decrease in legal fees, and decreased salaries and related employee costs due to a lesser number of employees.

     Marketing and sales expenses for the nine months ended April 30, 2002 were $149,232 a decrease of $49,025 or 24.7% as compared to the nine months ended April 30, 2001. This decrease was due to decreased costs of telecommunications, premises rent, and marketing expenses.

     Research and development expenses for the nine months ended April 30, 2002 including amortization and depreciation were $ 254,638 an increase of $ 102,820 as compared to the nine months ended April 30, 2001. This increase was largely due to an increase in salaried scientific personnel, scientific consulting fees, and laboratory rent and supplies plus amortization and depreciation for the continued development of the OpTest technologies purchased January 18, 2001.

     As a result of these factors, loss from operations for the nine months ended April 30, 2002 was $620,454 a decrease of $464,223 or 42.8% as compared to loss from operations of $1,084,677 for the nine months ended April 30, 2001.

     Interest income for the nine months ended April 30, 2002 was $156,888 a decrease of $293,103 or 65.1% as compared to the nine months ended April 30, 2001. This decrease was primarily due to a decline in interest rates and a lesser amount of cash earning interest during the period.

     Realized loss on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2002 was $5,566 a decrease of $48,367 or 113% as compared to the nine months ended April 30, 2001. This loss was the result of selling trust investments.

     Unrealized loss on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2002 was $79,113 a decreased loss of $229,197 or 74.3% as compared to the nine months ended April 30, 2001. This loss was the result of the changing market value of securities held by the deferred compensation trust.

     Gain on asset disposal for the nine months ended April 30, 2002 was $11,153 an increase of $40,030 or 139% as compared to the nine months ended April 30, 2001. This gain resulted largely from sale of fully depreciated assets.

     Loss from abandoned trademarks for the nine months ended April 30, 2002 was $3,930. There was no similar activity for the nine months ended April 30, 2001.

     There was no other income for the nine months ended April 30, 2002, a decrease of $32,500 over the nine months ended April 30, 2001.

     Because the Company incurred a net loss for the period and can no longer carry back its operating losses, the nine months ended April 30, 2002 has neither a tax provision nor a tax benefit. The tax benefit for the nine months ended April 30, 2001 was $164,028.

     As a result of these factors net loss for the nine months ended April 30, 2002 was $541,022 a decrease of $ 256,522 or 32.2% as compared to the nine months ended April 30, 2001.

     Capital Resources and Liquidity

     At April 30, 2002, as compared to July 31, 2001, the Company's current assets decreased 9.7% from $9,652,404 to $8,719,420; the Company's liquidity, as measured by cash and cash equivalents, decreased by 9.6% from $9,522,343 to $8,606,512; and the Company's working capital decreased by 7.2% from $9,125,310 to $8,469,024. During the same period, shareholders' equity increased 37.6% from $9,611,396 to $ 13,266,029 as a result of issuing 1,813,793 shares of common stock at a total value of $ 4,217,069 for purchase of the OpTest technology assets, reduced by a net loss of $541,022 and cost of repurchasing 28,400 shares of company stock in the amount of $63,214 plus the exercise of 5,000 stock options at a price of $.36 and totaling $1,800 during the nine months ended April 30, 2002.

     The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

Changes in Results of Operations: Three months ended April 30, 2002 compared to three months ended April 30, 2001

     Net revenues for the three months ended April 30, 2002 were $121,327 after a provision of 1,235 or 1% of gross revenues for possible sales returns and adjustments, a decrease of $29,638 or 19.6% as compared to the three months ended April 30, 2001. There were no consulting fees for the three months ended April 30, 2002, or for the three months ended April 30, 2001. Product license and customer support fees for the three months ended April 30, 2002, were $48,169 a decrease of $ 15,612 or 24.5% as compared to the three months ended April 30, 2001, and represented 39.7% of net revenue. Revenues from the resale of purchased software for the three months ended April 30, 2002 were $74,393 a decrease of $14,086 or 15.9% as compared to the three months ended April 30, 2001, and represented 61.3% of net revenue.

     Management believes that the U.S. economic slowdown, which began in the second quarter of 2001, has extended into the second quarter of 2002 and continues to negatively impact and delay IT spending decisions by private, public and government enterprises. Further, management believes that during the three months ended April 30, 2002 purchasing related to the company's specific migration software tools and services continued to be delayed by the macro economic conditions of the U.S. as well as by the confusion surrounding the final outcome of the Compaq/Hewlett Packard merger.

     Based on the increased number of inquiries that we have received from the Compaq installed base of Digital Equipment Corporation (DEC) users, we believe that demand for the company's migration tools and services may increase going into the second half of 2002. This will be influenced by HP's announcement of new operating systems and hardware solutions to be supported in the future.

     The Company's other business unit, OpTest, has continued to refine and optimize its surface chemistry for microarray slides. The focus of the scientific team has been the development of third party outsourcing contracts to enable the large scale manufacturing and overnight delivery capability that will be necessary should demand for OptArray(TM) microarray slides exceed readily available in-house supply. Developing manufacturing protocols and streamlining manufacturing processes have been the primary concern of the scientific team this quarter. The scientific agenda has also included development of a customized surface for a proteomics customer who has a proprietary probe technology. Management believes that successful implementation of this unique application could, when licensed, contribute to immediate recognition of the OptiChem(TM) surface chemistry as a new benchmark for protein-based applications. A second commercial release of our OptArray(TM) microarray slides should occur by June 15, 2002, which will feature amine-reactive and thiol-reactive surfaces for microarrays. During the period sales of OptiChem(TM) microarray slides, while insignificant in dollar amount, have been successful in creating interest in the company's entry into the microarray marketplace.

     During the three months ended April 30, 2002, the Company had sales in excess of 10% of net revenues to two customers in the amount of $56,650 and $24,100 representing 46.7% and 19.9% of the Company's net revenues respectively. In comparison, the Company had sales in excess of 10% of total revenues to three customers of $56,550; $33,700 and $17,115 representing 37.5%, 22.3% and 11.3%
respectively of the net revenues for the three months ended April 30, 2001. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of services, including amortization and depreciation for the three months ended April 30, 2002 was $26,033 a decrease of $ 174,061 or 87.0% as compared to the three months ended April 30, 2001. This decrease resulted from the fact that the Company had previously amortized or written off all of its capitalized software development costs and a substantial reduction in depreciation, engineering salaries and related employee expenses.

     Cost of software purchased for resale for the three months ended April 30, 2002, was $11,736 a decrease of $4,184 or 26.3% as compared to the three months ended April 30, 2001. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and by variations in the product mix of items sold.

     General and administrative expenses for the three months ended April 30, 2002, were $85,543 a decrease of $15,149 or 15.0% as compared to the three months ended April 30, 2001, primarily due to a change in value of marketable securities in the Company's deferred compensation trust offset by a decrease in legal fees, and decreased salaries and related employee costs due to a lesser number of employers.

     Marketing and sales expenses for the three months ended April 30, 2002, were $50,025 a decrease of $5,181 or 9.4% as compared to the three months ended April 30, 2001. This decrease was largely due to decreased costs of telecommunications.

     Research and development expenses for the quarter ended April 30, 2002 including amortization and depreciation were $87,153 a decrease of $4,055 as compared to the quarter ended April 30, 2001. This decrease was largely due to a decrease in amortization and consulting fees partially offset by an increase in salaried scientific personnel, rent, and laboratory expense and supplies for the continued devlopment of the OpTest technologies purchased January 18, 2001.

     As a result of these factors, loss from operations for the three months ended April 30, 2002 was $139,163 a decrease of $172,992 or 55.4% as compared to loss from operations of $ 312,155 for the three months ended April 30, 2001.

     Interest income for the three months ended April 30, 2002 was $36,737 a decrease of $87,417 or 70.4% as compared to the three months ended April 30, 2001. This decrease was primarily due to a decline in interest rates and a lesser amount of cash earning interest during the quarter.

     Realized loss on marketable securities held in the deferred compensation trust for the three months ended April 30, 2002 was $1,304 a decrease of $10,509 as compared to the three months ended April 30, 2001. This loss was the result of selling trust investments plus interest earned. Unrealized loss on marketable securities held in the deferred compensation trust for the three months ended April 2002 was $47,877 a decreased loss of $93,229 as compared to the three months ended April 30, 2001. This gain was the result of the changing market value of securities held by the trust.

Gain on disposal of assets no longer needed for the Company's business for the three months ended April 30, 2002 was $700 an increase of $29,577 or 102% as compared to the three months ended April 30, 2001.

     There was no other income or expense for the three months ended April 30, 2002.

     Because the Company incurred a net loss for the period and can no longer carry back its operating losses, the three months ended April 30, 2002 has neither a tax provision nor a tax benefit. The tax benefit for the three months ended April 30, 2001 was $49,900.

     As a result of these factors net loss for the three months ended April 30, 2002 was $150,907 a decreased loss of $197,972 or 56.7% as compared to the three months ended April 30, 2001.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Please see Note 7 to the financial statements for information with respect to concluded and pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     On January 18, 2002, and April 18, 2002 the Company issued 906,897 and 906,896 shares of common stock to DDx, Inc. as provided for in the Asset Purchase Agreement between the Company and DDx, Inc. ("DDx") that was entered into on January 18, 2001 (the "Asset Purchase Agreement"). The amount of the transaction was valued at the average closing price of the Company's stock over the previous 120 trading days, or $2.51 and $2.14 respectively per share, for a total of $4,217,069. The shares were issued in connection with the acquisition of certain technology assets by the Company from DDx, that was more fully described in a Form 8-K filed with the Securities and Exchange Commission on January 26, 2001.

     The 906,897 shares had been held in escrow under the terms of the Asset Purchase Agreement, and were to be released to DDx upon the consummation of one OpTest Technology Transfer event to a third party (the "First Technology Transfer Event"). There were 906,896 shares remaining in escrow that were to be released to DDx upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Technology Transfer Event"). Under the original terms of the Asset Purchase Agreement, if no such Technology Transfer Events were consummated by January 17, 2002, then the stock was to be released from escrow by the Escrow Agent to the Company. The First Technology Transfer Event occurred on a timely basis, and the Company entered into an agreement that provided for an additional three month period (i.e., until April 17, 2002) for the Second Technology Transfer Event to occur (The "Second Technology Transfer Event") occurred during the extended period.

     The 906,897 and 906,896 shares were issued directly by the Company to DDx under the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2). No commissions or other remuneration were paid in connection with the issuance of these shares, and DDx made appropriate investment representations to the Company.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     None.

Item 5. Other Information
-------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits: There are no exhibits for the three months ended April 30, 2002.

     b)   Reports on Form 8-K: None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   June 14, 2002

                                   ACCELR8 TECHNOLOGY CORPORATION



                                   /s/ Thomas V. Geimer
                                   ---------------------------------------------
                                   Thomas V. Geimer, Principal Financial Officer