Form 10KSB
period 2002-07-31
ACCELR8 TECHNOLOGY CORP
filed 2002-11-05
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended: July 31, 2002

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2002 were $653,977. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 4, 2002 was approximately $7,835,623 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2002, was 9,411,210.

                       Documents incorporated by reference
                                      None

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
     Item 1.   Description of Business......................................   1
               Glossary - Chemistry  .......................................  14
               Glossary - Computer Business.................................  19

     Item 2.   Description of Property......................................  20

     Item 3.   Legal Proceedings............................................  20

     Item 4.   Submission of Matters to a Vote of Security Holders..........  22

PART II
     Item 5.   Market for Common Equity and Related Stockholder Matters.....  23

     Item 6.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  24

     Item 7.   Financial Statements ........................................  32

     Item 8.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure........................  32

PART III
     Item 9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the Exchange Act.  33

     Item 10.  Executive Compensation.......................................  36

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management.................................................  39

     Item 12.  Certain Relationships and Related Transactions...............  40

     Item 13.  Exhibits and Reports on Form 8-K.............................  40

SIGNATURES..................................................................  41

Financial Statements ................................................  F-1 - F-6

Notes to Financial Statements ....................................... F-7 - F-24

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements. These forward-looking statements could involve known and unknown risks, uncertainties, and other factors that might materially alter the actual results suggested by the statements. In other words, our performance might be quite different from what the forward-looking statements imply. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under "Factors That May Affect Future Results," as well as those discussed elsewhere in this Form 10-KSB.

     You should rely only on the forward-looking statements that reflect management's view only as of the date of this Report. We undertake no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. You should also carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission (the "SEC").

     Certain capitalized terms used in this Form 10-KSB are defined in the Glossary beginning at the end of "Item 1-Description of Business" beginning on page 1.

PART I

Item 1 - Description of Business
--------------------------------

     A. History and Development of the Company

     We were incorporated on May 26, 1982, under the laws of the State of Colorado. Our executive offices are located at 303 East 17th Avenue, Suite 108, Denver, Colorado 80203, and our telephone number is (303) 863-8088. Prior to the acquisition of the OpTest(TM) suite of technologies which occurred in January of 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") was primarily a provider of software tools and consulting services. Since the acquisition of the OpTest(TM) suite of technologies, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology.

     The Company has been a provider of software tools and consulting services for system modernization solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which were proprietary to Compaq Computer Corporation ("COMPAQ") that is now owned by Hewlett-Packard Company ("HP"). Based upon the significant decline in sales in this operational area, we have taken steps to limit the costs associated with the conduct of our software tools and consulting services business. These steps have included reducing the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business, and reducing the amount of space we occupy. We intend to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. We do not expect to continue our consulting activities, although if such opportunities arise, we believe that we may be able to subcontract for the performance of the necessary services from third parties or former employees. We are also investigating the possibility of selling these business operations to another party. We believe that the merger of HP and COMPAQ provides an opportunity for us to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of HP hardware solutions. We have no arrangements or understandings with respect to the sale of these assets.


Accelr8 Technology Corporation         1         Fiscal Year Ended July 31, 2002

     The Company will refer to both DEC and COMPAQ in referencing VMS legacy systems developed by DEC. Our system modernization solutions encompass two distinctly different approaches. First, for those enterprises that have made the decision to rely upon the VMS operating system for continued deployment of custom applications, we offer tools that emphasize and enable a strategy of preservation and retention of VMS running on COMPAQ Alpha platforms. Second, for those enterprises that have chosen a modernization strategy that focuses on a move to "open systems" featuring UNIX, LINUX, and/or NT operating systems, we offer tools that support migration from VMS platforms to client/server systems offered by COMPAQ (Tru64Unix), Hewlett-Packard (HP/UX), Sun Microsystems (Solaris) and other UNIX and LINUX vendors and Microsoft Corporation's Windows NT. We are not currently developing any additional software tools to complement our existing tools.

New Business

     On January 18, 2001, we acquired the OpTest(TM) suite of technologies from DDx, Inc. ("DDx"). The purchase of the assets of DDx provided us with the OpTest(TM) technology, including the surface chemistry and quantitative instruments (QuanDx(TM) and OTER(TM)). Our vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. Our proprietary surface chemistry and quantitative instruments support real-time assessment of medical diagnostics, food borne pathogens, water borne pathogens and bio-warfare assessments.

     During the fiscal year ended July 31, 2002, our primary focus was on the development of our OptiChem(TM) surface chemistry and QuanDx(TM) light scattering quantitative assay instrumentation. These products are being marketed at this time to prospective licensees. We intend to refine both technologies to the customized specific requirements of several large molecular diagnostics manufacturers, with the intent of licensing the Company's products to several users, with the potential of bundling product licensing with an option to purchase equity in the stock of Accelr8. We anticipate that both products will be a greater source of revenue in the next fiscal year; however, there can be no assurance that the sales will occur or that the anticipated revenues will be generated.

OptiChem(TM) Surface Coatings

     Our OptiChem(TM) coatings are based on a discovery made by a surface chemist at DDx in the late 1990's, who developed an improved proprietary surface coating for a new, highly sensitive assay instrument.

     We currently employ three in-house scientists and have a consulting agreement with a well-recognized independent academic expert in surface chemistry. This scientific team has taken the original technology acquired from DDx and has improved upon it, advancing the discovery with the objective of bringing it to a stage suitable for commercialization. Since acquiring the OpTest suite of technologies, we have conducted research and development as described below.

     o First, the scientific team materially improved upon the basic discovery in order to make it highly reproducible. They identified critical materials and processes needed to make OptiChem(TM) robust and consistent in a typical production environment. They eliminated the need for unusual equipment or conditions that could limit OptiChem's(TM) commercial attractiveness.

     o Second, the scientific team adapted the product's chemistry to provide uniformity and consistently high coating performance on glass and plastic substrates. This expanded OptiChem's(TM) applicability substantially beyond its original silicon base material coating formulation.


Accelr8 Technology Corporation         2         Fiscal Year Ended July 31, 2002

     o Third, the scientific team added reactive functionality to the surface chemistry. The original test system used a base coating matrix including biotin as a linking agent. Our scientists have developed additional reactive groups incorporated within the coatable matrix. Examples include amine-reactive, thiol-reactive and streptavidin surfaces.

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

     OptiChem(TM) can be applied to many materials commonly used as base materials in bio-analytical devices, including silicon, glass, plastics, and metallic surfaces. Examples of the types of products that we believe would benefit from having OptiChem(TM) coatings include:

o    Nucleic acid microarrays, "gene chips."

o    Protein and peptide microarrays for proteomics.

o    Substrates for cell and tissue arrays.

o    Microtiter plates for ELISA and other immunoassays.

o Tissue culture plates and chambers for certain specialized cell lines, other specialty labware.

o    Lab-On-A-Chip devices.

o Laboratory instrumentation such as high-performance liquid chromatography, capillary electrophoresis, and related separation columns.

o    Biosensors.

o Vertical markets that consume such supplies, in addition to laboratory research markets, include:

     o Medical immuno-diagnostics (large variety of analytes including infectious pathogens).

     o Medical molecular diagnostics (e.g. disease diagnostics, pathogen identification, patient predisposition).

     o    Food and water pathogen testing.

     o Bio-Warfare/Bio-Terrorism/Bio-Defense (detecting weaponized pathogens and diagnosing recent infection while still treatable).

     o    Drug candidate screening and characterization.


Accelr8 Technology Corporation         3         Fiscal Year Ended July 31, 2002

     We believe that OptiChem(TM) has immediate benefits for mature technologies such as research immunoassays and medical immuno-diagnostics. For example, in the most commonly used assay format (ELISA) the end-user must "block" the surface against non-specific binding by pre-coating the plates with a masking protein, typically albumin or casein from animal sources. OptiChem(TM) shows better performance without blocking. This ability saves substantial time for the user in preparing ELISA assays and avoids the need for animal products (proteins) that carry the risk of contaminating a sensitive assay with prions, virus fragments, DNA or RNA or protein fragments, or other low-level interfering materials.

     For emerging, high-growth markets we believe that OptiChem(TM) may prove enabling for some and may confer significant competitive advantages for others. Examples include microarrays of nucleic acids and proteins. Microarrays are flat slides, the same size as microscope slides, that have printed surface patterns of a grid of thousands of test spots. The user reacts selected materials with the array, then scans it with an automated microscope. Reacted spots "light up" with fluorescent dyes or chemiluminescent agents, giving the user a map of successful reactions across the grid. The user can then apply the information to analyze genetic variations, identify promising drug candidates, diagnose a disease, and myriad other purposes. We believe that microarrays are one of the most promising new product opportunities to emerge from the rapid advances in molecular biology.

     In essence, any surface that is needed for biochemical, immunological, histological, or tissue growth or attachment is a potential candidate for improvement with a species of OptiChem(TM) coating.

     On the basis of direct tests conducted to date, we believe that OptiChem(TM) coatings enjoy a number of competitive advantages over other coatings including the following:

o They are available with several different types of reactive groups for binding to probes, currently including amine, biotin, streptavidin and vinyl sulfone (thiol-reactive). They are readily modified to enable rapid development of additional functional reactivity.

o They have broad applicability. Many surface coatings work well only within a narrow range of reactants and conditions. We believe that OptiChem(TM) coatings work extremely well over a broad range of reactants and conditions.

o In all internal comparisons conducted to date, OptiChem(TM) coatings out-perform other coatings, with or without blocking, in reducing non-specific protein background and without requiring a time-consuming blocking step in order to achieve superior performance.

o OptiChem(TM) provides for the control of specific binding density in order to optimize the surface for use with specific assay components. We believe that other suppliers have not yet explored this potential and do not provide evidence of this ability.

o High level of tolerance, not requiring unusual materials, processes, or conditions in order to yield consistent products. Pilot testing has demonstrated good lot-to-lot consistency.

o    Its simplified application protocols save time and materials.

o They are compatible with a wide range of base materials including glass, plastic, silicon, and metallic surfaces. This enables a choice of base material that minimizes other sources of interference, such as background fluorescence.


Accelr8 Technology Corporation         4         Fiscal Year Ended July 31, 2002

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

     At least in theory, a single captured molecule could be tagged with a conjugated scattering particle and the image detected by QuanDx(TM). In reality, multiple captured molecules may bind to one reporter particle (typical size range from about 20 to 1,000 nanometers), and an occasional adsorbed particle may fail to wash away during rinse cycles. Nevertheless, we believe that this digital assay strategy offers great promise for a major advance in assay sensitivity.

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

     We believe that QuanDx(TM) has the potential to out-perform standard fluorescence-based technology because of its ability to reject background. In addition, QuanDx(TM) uses automated high-speed image analysis and therefore supports high throughput - an essential property when scanning arrays containing thousands of reactive spots. One of the major uses today for automated array scanning is in "high throughput screening" of potential drug compounds.

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


Accelr8 Technology Corporation         5         Fiscal Year Ended July 31, 2002

     In addition, we believe that QuanDx(TM) will be inherently lower in cost, more robust and field-practical than confocal microscopes. QuanDx(TM) can easily be engineered for hand-portable field use, which is not available with current fluorescence technology. QuanDx(TM) is also inherently quantitative (it counts discrete reporter particles) and thus simplifies instrument design when quantitation is required.

     We expect portability and low cost to enable new applications in emergency medical diagnosis and portable field applications such as food safety. Systems based on QuanDx(TM) and OptiChem(TM) can use either gene probes or immunoassays for target molecule detection. During the fiscal year ended July 31, 2002, we re-engineered the original QuanDx(TM) working desktop prototype to a field portable demonstration unit for presentation to prospective licensees.

     We believe that QuanDx(TM) stands alone as a digital system that offers the competitive advantages of:

o Counting discrete images of single reporter, thereby eliminating background.

o    Simple structure and readily available components that enable low cost.

o    Small size, amenable to bench-top or hand-held application.

o    High speed, allowing rapid scanning of dense arrays.

o    Compatibility with very small microarray spot size (picoliter spots).

o    Signal discrimination across multiple analyte fields.

OTER(TM) Ellipsometric Assay Instrumentation

     OTER(TM) is an older assay device with relatively high sensitivity, but lower than that of QuanDx(TM). It is the developmental predecessor to QuanDx(TM). We have a number of hand-held OTER(TM) prototypes in routine use for assay quantification.

     For certain field applications, OTER(TM) may have significant applications. We plan to continue to use OTER(TM) as a basis for comparing other quantitative assays. Also, we intend to continue to identify potential industrial partners for whom OTER(TM) can provide hand-portability and superior sensitivity, but who do not need the higher performance of QuanDx(TM).

Systems That Combine QuanDx(TM) and OptiChem(TM)

     We expect that our customers will be able to use QuanDx(TM) and OptiChem(TM) products in existing applications independently of each other. However, using a combination of these two products optimizes total assay performance. We expect that we will have many customers who will purchase or license OptiChem(TM) (only) for use in existing systems. Further, we expect that once demonstrated in a compelling application, a significant market will develop for QuanDx(TM) as the instrumentation of choice to maximize OptiChem's(TM) performance advantages. Readers are cautioned that there can be no assurance that the statements in this paragraph with regard to development of a significant market or customers will be achieved.

OptiChem(TM) Competitors

     A number of companies provide coated slides and assay plates that have "low background" properties relative to uncoated materials such as glass and plastic.

     Telechem, a private California company produces a variety of equipment for microarray preparation at the laboratory scale. They also sell microarray substrates, which are coated glass slides without the reactive array already printed, in the industry-standard 1 x 3 inch flat slide format under the ArrayIt(TM) brand name. Slide surfaces include bare glass, amine, and aldehyde functionalization for binding nucleic acids, proteins, small molecules, extracts and cells. The standard ArrayIt(TM) application protocol suggests the use of bovine serum albumin blocking in order to reduce non-specific background.


Accelr8 Technology Corporation         6         Fiscal Year Ended July 31, 2002

     Corning Inc. (NYSE:GLW) produces CMT-GAPS-II(TM), unprinted amino-silane coated slides for nucleic acid microarray printing. The standard protocol suggests the use of bovine serum albumin blocking in order to reduce non-specific background.

     In August, 2002, Amerisham, a United Kingdom company, purchased Motorola Life Sciences which has the rights to be the reseller of SurModics Inc.(NASDAQ:
SRDX) chemistry for two years.

     Exiqon, a Danish company, offers a wide variety of component products including slides, microtiter plates and strips, and a functionalization based on a proprietary anthraquinone surface chemistry on plastic base materials.

     PerkinElmer, Inc. (NYSE:PKI) offers hydrogel slides.

     Xenopore, a private United States company offers a line of functionalized slides and microtiter plates.

     Several broad-line laboratory suppliers, such as Pierce and Sigma, offer older-technology silane and hydrogel slides and microtiter plates.

     Symyx Technologies, Inc. (NASDAQ: SMMX) has a non-exclusive license with Prolinx, Inc., a private company based in Bothell Washington, for a proprietary Symyx material for protein array substrates.

     Affymetrix Inc. (NASDAQ: AFFX), Agilent Technologies (NYSE: A), and Nanogen, Inc. (Nasdaq: NGEN) have developed their own coatings exclusively for use in their own microarray products.

     Generally, our scientists conduct comparative tests on each new product as they become available and also offer to compare proprietary coatings used only for the array manufacturer's own products. Since technical performance advantages directly translate into competitive advantage, we believe that even the proprietary array makers welcome significant improvements in coatings if the improvements increase their competitiveness in their industry.

QuanDx(TM) Competitors

     We believe that Genicon Sciences, a San Diego, California based private company is the only direct competitor for QuanDx(TM) instrumentation. Genicon Sciences has licensed its microparticle assay to other companies for use in genomics research.

     A number of other particle-based assays are on the market. However, we believe that they do not combine the superior qualities of QuanDx(TM) and do not count single particles in an array format. Other alternatives to QuanDx(TM) include conventional assays. However, all of the alternatives identified by us use conventional analog averaging and are not intended to count discrete particles.

Accelr8's Business Models

     We intend to offer nonexclusive licenses to assay and instrumentation manufacturers. Most of our potential customers already have the capacity to coat substrates or produce fully integrated instrumentation. Therefore, we believe that patent licensing provides a viable business model. We intend to offer licenses in return for a royalty on the net sales price for finished products that contain our licensed assets. We expect that royalty rates will vary from a fraction of a percent of finished product sales to be as high as 8% of sales for exclusive rights, enabling value to a particular product. If presented with the right opportunity, we may consider exclusively licensing a major supplier if the supplier meets stringent conditions for guaranteeing minimum annual royalties.

     Before we commit significant development effort to integrate our technologies into a customer's products and processes, we intend to require the customer to fund our non-recurring development costs. This customary joint development phase should enable us to preserve our cash assets and helps to qualify the customer's interest.


Accelr8 Technology Corporation         7         Fiscal Year Ended July 31, 2002

     In addition to our licensing model, we are continuing to evaluate plans to supply certain types of coated microarray substrates to manufacturers of proprietary microarrays. While some companies would prefer to license OptiChem(TM) and integrate it into their production lines, others prefer to purchase finished substrates. We intend to comply with the needs of both types of customer.

     We continue to evaluate the potential to produce fully integrated systems for sale to end users in certain mature market niches. We believe the combination of OptiChem(TM) surfaces and QuanDx(TM) instrumentation has good potential in these niches. The projected increasing annual consumption for coated substrates makes these niches very attractive. Based upon the high value to customers and low projected production costs, we believe that each type of business model has high margin potential.

Market Opportunity

     We view our opportunities as having either of two basic characteristics. The first class of target application represents fully mature market segments, such as medical diagnostics and food pathogen testing. Selling into these segments requires the displacement of existing technology, in which manufacturers have large investments. Therefore the added value of our products must be sufficiently compelling to encourage customers to switch to our products.

     Data concerning the market size for immunoassays is unavailable because they are ubiquitous in biotechnology and biosciences. Within the medical diagnostics segment, immunoassays (immuno-diagnostics) have become a standard for diagnosis in cancer, hormones, cytokines, cell type identification, cardiac markers, infectious diseases, and other applications. Consumer immunoassays also exist, such as the home pregnancy test. As with laboratory applications, immunoassays in the medical sector are ubiquitous and therefore the market size is difficult to estimate. Our products do not add significant value to qualitative assays, which only report presence or absence of an analyte, but add value to quantitative assays which report the amount of material detected.

     The second class is comprised of those emerging markets that have substantial untapped market volume ahead of them. Of these, our focus is on the microarray segment as the definitive emerging application. In our opinion, microarrays will displace many other assays in biosciences and in medical diagnostics over the next ten years. Frost and Sullivan estimates that the current annual product sales of $500 million market will grow to about $3 billion in the next four years.

Business Strategy

     Our business strategy is to specialize in advancing the technology of surface coatings used in bio-analytic substrates and to advance the technology of assay instrumentation based on the counting of individual bound microparticles. We will pursue this goal by conducting our own aggressive research and development ("R&D") programs and also by seeking to acquire or license important advances developed outside of the Company.

     We intend to offer our industrial customers the highest available performance in critical materials and subsystems. This will allow our customers to concentrate their resources on their own core competencies and strategic assets. We believe in "executive selling" to assure that high-quality, effective information is presented directly to individuals who have decision making authority or who have strong influence over decisions to adopt novel technologies in their business's product development programs.

     In order to prove the commercial importance of advanced system designs, we may decide to produce one or more complete analysis products that incorporate QuanDx(TM) or OTER(TM) instrumentation and OptiChem(TM) coated substrates. For example, we may coordinate the various vendors and suppliers of components for a fully automated food borne pathogen test kit.


Accelr8 Technology Corporation         8         Fiscal Year Ended July 31, 2002

Customers

     At this time we have not made any significant sales, and do not have any significant customers. Further, we are still engaged in research and development with respect to the OptiChem(TM) and QuanDx(TM) technologies. However, on June 5, 2002, we introduced the OptiChem(TM) technology for sale on a limited number of reactive surfaces. In August 2001, we began to introduce OptiChem(TM) to selected companies that we estimated would have a serious interest in the technology. We believe that the selling process for a product such as OptiChem(TM) will average about nine months, because of the need to integrate our products into the customer's production processes.

Alliances

     The joint development agreement between Accelr8 and Xtrana, Inc. (OTC:XTRN) to integrate our OptiChem(TM) assay surfaces and QuanDx(TM) quantitative instrumentation with Xtrana's nucleic acid extraction and amplification technologies was completed in March 2002. The companies mutually agreed to delay application to the federal government for a grant to conduct phase two until such time as Xtrana could devote additional resources to the project. As a result of this decision, we are pursuing strategic alliances with other biotech companies with the intent of providing a fully integrated food borne pathogen testing suite to the food industry.

     Pathogen counts are important in food safety because new hygiene standards specify allowable limits in terms of the number of organisms measured in a sample. The Food Safety and Inspection Service is implementing more stringent microbial testing requirements, which have resulted in a dramatic increase in testing by meat and poultry processors.

     Current testing methods require "enrichment" or growth of bacteria from food samples for periods that range from about two days to six days. Large food processor companies do not store inventory long enough to await lab results prior to shipping their products. Therefore, they risk having costly recalls if testing shows positive results for pathogen content. Some products may even reach consumers before lab results become available, thus creating a substantial product liability. By introducing a highly sensitive assay, the enrichment period can be shortened considerably. The goal of our system is to return results within an eight hour period. This would yield substantial economic benefits and reduce the liability for large food processor companies.

     In medicine, rapid quantitative measurement of specific strains of infectious organisms is very important in emergency situations because the physician must start therapy immediately if the patient is in critical condition. An effective test must be precise, rapid, and also measure the infectious burden. At the same time, better testing will quickly identify the organism's strain and its drug susceptibility, reducing the delay in finding the right antibiotic.

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


Accelr8 Technology Corporation         9         Fiscal Year Ended July 31, 2002

Marketing and Sales

     We currently market our technologies to potential industrial customers through four primary routes:

     o Public presentations at scientific symposia attended by key scientific staff and R&D decision makers from targeted companies.

     o Invited presentations at targeted companies by our own scientists or consulting academic scientist.

     o Telephone calls, emails, express letters, and personal visits to key executives, business development managers, marketing managers, and R&D managers at targeted companies.

     o Our web site (www.accelr8.com), whose content is strongly technical in nature and targeted at scientists within prospective customer companies.

     We believe that the "executive selling" process helps to assure that high-quality, effective information is presented directly to individuals who have decision making authority or who have strong influence over decisions to adopt novel technologies in their business's product development programs. Our strategy is to discover particular products and projects in which our proprietary technologies could yield substantial identifiable benefits. Once discovered, we will focus on a single customer application in order to prove performance and gain credibility.

     We intend to expand our exposure by means of papers in technical journals, feature articles in the trade press and exhibits and presentations at key technical meetings.

     If we do decide to produce OEM substrate components, we will sustain an industry advertising campaign with direction to specific pages on our Web site. Similarly, if we decide to produce a finished assay system (instrumentation and assays), we will expand our advertising in suitable trade media.

Operations

     We own a laboratory with certain mid-volume assay substrate production equipment, and lease approximately 4,970 square feet of space for the laboratory and related administrative offices. We believe the facility has adequate capacity to support equipment and staffing to implement the product development plan at least through 2005.

     We conduct an aggressive R&D program to expand our intellectual property portfolio and to adapt our licensable technologies to specific applications. R&D programs include new physical coating methods for production of different substrate formats, additional methods for linking coatings to base materials, and additional functionalization for new applications. During the years ended July 31, 2002 and 2001, we spent approximately $326,582 and $123,486 on R&D activities.

     We do not believe that our products will be subject to any significant fluctuations in supply costs. Only a single component of OptiChem(TM) surface chemistry is restricted to a sole commercial source. However, that component may be custom-synthesized by commercial laboratories in the event that the commercial supplier withdraws the product or fails to deliver on schedule. We estimate that activating and receiving delivery from a custom-synthesis vendor would require about twelve weeks. Therefore, we plan to maintain inventory of this component that represents at least sixteen weeks' requirement according to our sales forecast.

     QuanDx(TM) instrumentation requires certain components that are custom-fabricated to our specifications. These components include printed circuit boards for controller electronics, optical components such as custom lenses, injection-molded plastic components, and machined mechanical components.


Accelr8 Technology Corporation         10        Fiscal Year Ended July 31, 2002

In all applicable cases, we own the production tooling and are able to quickly activate secondary sources. We plan to maintain inventory levels sufficient to bridge any second-source response times and include an adequate safety factor.

     We plan to contract with one or more experienced vendors to produce small volumes of assay substrate for use as evaluation samples and for initial finished goods inventory to support the component needs of some customers. If we decide to produce completed systems, we will engage experienced instrumentation contract manufacturers to produce finished goods.

Intellectual Property

     We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect our proprietary rights. We are committed to aggressively develop a continuing stream of intellectual property and to defend our position in key technologies.

     We have two patents that cover certain aspects of our OTER(TM) technology. Most recently, we received notice from the U.S. Patent and Trademark Office for the issuance of patent number 6,274,384 for a "method for specific substance and molecule detection." The patent claims the analytic methods associated with an apparatus in previously issued U.S. patent 5,958,704 for a "sensing system for specific substance and molecule detection." We are also processing additional divisional OTER(TM) patent applications (US and international). We have one patent pending on QuanDx(TM) instrumentation and believe that the patent application covers areas that are critical for QuanDx(TM) protection.

     In June, 2001, we filed our first provisional patent application for OptiChem(TM) surface chemistry. We believe the application has the potential to provide relatively broad protection for this unique surface chemistry. We plan to file a series of new provisional applications and continuations to expand protection over a broad base related to our surface chemistry.

     In addition to our own inventions, we review patent filings, commercial venues, and scientific publications for new opportunities. Where appropriate, we intend to acquire or license significant new intellectual property that complements our proprietary positions or that enables us to enter new market niches.

     There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future products. We cannot assure you that licenses would be available if any of our technology was successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance the Company's products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in a significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

     While we have no knowledge that we are infringing upon the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require us to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

Employees

     We have nine employees and employ four consultants. We have not entered into any collective bargaining agreements.

Factors That May Affect Future Results

Dependence on Key Employees. Our success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on our results of operations. We carry


Accelr8 Technology Corporation         11        Fiscal Year Ended July 31, 2002
key man life insurance in the amount of $5 million on Thomas V. Geimer. The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance policies would be sufficient to compensate us for the loss of Mr. Geimer, and these policies do not provide any benefits to the Company if Mr. Geimer becomes disabled or is otherwise unable to render services to the Company. We believe that our continued success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market new and enhanced products and to conduct our operations successfully.

Need to Develop Market For Products. We have received only minimal revenue from sales based on products using the new OptiChem(TM), QuanDx(TM), and OTER(TM) technology. Our competitors manufacture and market products that are similar to ours. Our principal competitors and the areas in which they compete with us are described more fully in "OptiChem(TM) Competitors" and "QuanDx(TM) Competitors." While we have received minimal revenues from sales, there is no assurance that we will be successful in marketing the new products.

Our Success Depends Partly On Our Ability To Successfully Introduce New Products. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce new products into the marketplace in a timely manner. Our new technology requires significant knowledge and experience in biochemistry. In addition, we must continue to develop new applications for our existing technologies. Market acceptance of these new products will depend on many factors, including, but not limited, to demonstrating that our technologies are superior to other technologies and products that are currently available or may become available in the future.

     If we are unable to overcome these technological challenges, or even if we experience difficulties or delays, We may be unable to attract customers for our new products which would seriously harm our business and future growth prospects.

If We Are Unable to Effectively Protect Our Intellectual Property, We May Be Unable To Prevent Infringement. Our success depends in part on our ability to obtain and maintain patent protection for the technology underlying our products, both in the United States and in other countries. We cannot assure you that any of the presently pending or future patent applications will result in issued patents, or that any patents issued to us or licensed by us will not be challenged, invalidated or held unenforceable. Further, we cannot guarantee that any patents issued to us will provide us with a significant competitive advantage.

     If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, our competitive position and sales could suffer.

     Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal to or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. If customers prefer these alternative technologies to our technology, sales could be adversely affected.

Our Products Could Infringe on the Intellectual Property Rights of Others. Due to the very significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by, entities operating in the industry in which we operate, we believe that there is a significant risk of litigation arising from infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us or our licensors. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to us and divert the efforts of our technical and management personnel.


Accelr8 Technology Corporation         12        Fiscal Year Ended July 31, 2002

     We may also be subject to significant damages or injunctions against development and sale of some of our products, which could have a material adverse effect on our future revenues. Furthermore, claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties, and we may be unable to obtain royalty or license agreements on commercially acceptable terms, if at all.

Competition. Many of our competitors have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods for materials that render our technologies and methodologies less competitive. Accordingly, if new competitors introduce new materials that are more cost effective than our technologies, we could experience poor sales, revenues and operating results.

Ability to Respond to Technological Change. Our future success will depend significantly on our ability to enhance our current products and develop or acquire and market new products that keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. There can be no assurance that we will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that we can introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. Our delay or failure to develop or acquire technological improvements or to adapt our products to technological change would have a material adverse effect on our business, results of operations and financial condition.

Possible Volatility of Stock Price and Dividend Policy. The market price of our Common Stock could be subject to significant fluctuations in response to variations in actual and anticipated quarterly operating results, changes in earnings estimates by analysts, announcements of new products or technological innovations by us or our competitors, and other events or factors. In addition, the stocks of many technology companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance. We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

Control by Management. At July 31, 2002, our officers and directors owned of record approximately 1,174,775 or 12.48% of the outstanding shares of Common Stock. If they exercise all of the options that they currently hold, they will own 1,764,775 shares of our Common Stock or 17.64% of the then outstanding shares of Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

Shares Eligible for Future Sale. As of July 31, 2002, we had reserved 1,106,500 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 853,500 shares were outstanding as of July 31, 2002 ("Plan Options"). An aggregate of 106,500 of the Plan Options are exercisable at $0.36 per share; however 6,500 of these Plan Options expired on August 8, 2002 leaving a balance of 100,000; 460,000 Plan Options are exercisable at $1.45 - $1.50 per share, and 287,000 Plan Options are exercisable at $2.25 - $4.00 per share. The 1,129,110 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at $0.24 per share on October 14, 1997, and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust, we will hold the shares in the trust, and carry them as treasury stock. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 6 to the Financial Statements for further information. Additionally, DDx owns 1,813,793 shares of our common stock or 19.27% of the number of outstanding shares of Accelr8. Sales of Common Stock underlying Plan Options or by DDx may adversely affect the price of the Common Stock.


Accelr8 Technology Corporation         13        Fiscal Year Ended July 31, 2002

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


Accelr8 Technology Corporation         14        Fiscal Year Ended July 31, 2002
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

Accelr8 Technology Corporation         15        Fiscal Year Ended July 31, 2002
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


Accelr8 Technology Corporation         16        Fiscal Year Ended July 31, 2002
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


Accelr8 Technology Corporation         17        Fiscal Year Ended July 31, 2002
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


Accelr8 Technology Corporation         18        Fiscal Year Ended July 31, 2002
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


Accelr8 Technology Corporation         19        Fiscal Year Ended July 31, 2002

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

     h. VMS: The brand name of the proprietary multi-user, multi-tasking, virtual memory operating system provided by DEC with its VAX minicomputers.

Item 2 - Description of Property
--------------------------------

     We lease approximately 3,565 square feet of office space at 303 E. 17th Avenue, Suite 108, Denver, Colorado, 80203, and approximately 4,970 square feet of laboratory space at 7000 Broadway, Denver, Colorado, 80221. The combined monthly rent is $6,595.

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

Concluded Legal Matters
-----------------------

     On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed suit in the United States District Court for the District of Colorado against Accelr8 Technology Corporation, Thomas V. Geimer, Harry J. Fleury, and James Godkin, captioned Securities and Exchange Commission v. Accelr8 Technology Corporation, et al., Civil Action No. 99-D-2203. The SEC sought an injunction permanently restraining and enjoining each defendant from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; Section 13(a) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and, in addition, that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Securities Exchange Act of 1934, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder related to securities fraud, Section 13 of the Exchange Act and the rules thereunder relate to reporting and record keeping. The SEC alleged that the Defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings. The SEC also alleged that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records, and made misrepresentations to the Company's accountants. On July 12, 2001, the Defendants, without admitting or denying the allegations of the Third Amended Complaint filed by the SEC, consented to the entry of Final Orders in which the court dismissed the securities fraud claims against all Defendants with prejudice, made no findings that any violation of law occurred, and enjoined the Defendants from future violations of Section 13 of the Exchange Act, and the regulations thereunder referred to above. In addition, Mr. Geimer paid a civil penalty of $65,000, Mr. Fleury paid a civil penalty of $20,000, and Mr. Godkin paid a civil penalty of $20,000. All costs, expenses, civil penalties, and liabilities incurred by the Defendants in defending and settling this matter were borne by the Company.


Accelr8 Technology Corporation         20        Fiscal Year Ended July 31, 2002

     On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas Geimer, Alexander Arnold and David Wilhelm, captioned John William Dews v. Thomas V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). That action alleged various breaches of fiduciary duty arising out of Accelr8's accounting and public reporting during 1997 through 1999. On January 4, 2002, the Court approved a settlement between the parties pursuant to which the complaint was dismissed without prejudice, with no payments to be made by or on behalf of the defendants.

     On July 14, 2000, the Agricultural Excess and Surplus Insurance Company ("AESIC"), which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit, with a $100,000 deductible. The Company and certain individuals made demand for coverage under that policy relating to third party claims involving the Company's accounting and public reporting from 1997 to 1999. AESIC alleged that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants answered the Complaint, in which they denied the claim for rescission, and filed a counterclaim seeking damages for the insurer's refusal to provide the benefits of insurance. Subsequent to July 31, 2002, the parties settled this lawsuit and AESIC paid $825,000 to the Company on November 5, 2002 in full satisfaction of all claims.

Pending Legal Matters
---------------------

     On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and Accelr8 Technology Corporation as a nominal defendant. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, relating to the Company's accounting and public disclosure from October, 1997 to November, 1999. The Defendants have answered the Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification. The defendants have answered the Hongerholt derivative complaint, and have denied all claims.

     In connection with this proceeding, Accelr8's Board of Directors appointed David G. Palmer, Esquire, as independent counsel to serve as a Special Litigation Committee to investigate the claims and circumstances relating to the derivative action filed by Derrick Hongerholt and to determine whether the derivative action should be terminated. On September 10, 2002, the Special Litigation Counsel determined, after investigation, that the derivative claims were without factual merit, and should be dismissed.


Accelr8 Technology Corporation         21        Fiscal Year Ended July 31, 2002

     On October 30, 2002, the parties agreed to a settlement of the derivative action, under which that action will be dismissed with prejudice upon an exchange of releases, with no payments made by or on behalf of any of the Defendants. The joint motion for settlement filed with the Court on October 30, 2002, is subject to Court approval, and while the Company believes that approval is probable, there can be no assurance that the settlement will be approved. In the event that the settlement is not approved, and the litigation proceeds, the Company is bearing the costs of defense in accordance with indemnification agreements for all Defendants, which costs may be material to the Company. No claims are asserted against the Company in the derivative action.

     On October 30, 2002, the parties to the Class Action executed a Memorandum of Understanding setting out an agreement in principle to settle the Class Action against all parties. Under the contemplated settlement, the Company will contribute to a settlement fund $450,000, and 375,000 shares of common stock in the Company. The settlement fund will be distributed in a manner over which the Company has no control. This agreement in principle is subject to formal documentation and Court approval. Although the Company believes that it is probable that the parties will complete formal documentation of the settlement agreement, and that the settlement will be approved, there can be no assurance that completion of the settlement, and Court approval will occur. In the event that the settlement is not completed, the litigation will continue. While the Company believes it has substantial defenses to the Class Action claims, there is no assurance that the resolution of the Class Action will not have a material adverse effect on the Company.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.





Accelr8 Technology Corporation         22        Fiscal Year Ended July 31, 2002

PART II

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     From November 19, 1996, until November 17, 1999, the Company's Common Stock traded on the NASDAQ National Market under the symbol "ACLY." Prior to November 19, 1996, the Common Stock was traded in the over-the-counter market on the NASDAQ Electronic Bulletin Board. On November 17, 1999, the NASDAQ Stock Market suspended the Company's Common Stock from trading. On January 5, 2000, the Company participated in a hearing before a NASDAQ Listings Panel (the "Initial Hearings Panel") to determine if the Company's Common Stock could continue to be included on the NASDAQ National Market System ("NMS") and traded thereon. On February 18, 2000, the NASDAQ Hearings Panel decided to permit the Company's Common Stock to begin trading again on NMS if certain conditions were met, including but not limited to: (i) the Company filing its delinquent reports with the Securities and Exchange Commission for the fiscal year ended July 31, 1999, and the quarters ended October 31, 1999, and January 31, 2000 with the SEC on or before March 15, 2000, including financial statements audited by its new independent auditor as of and for the fiscal years ended July 31, 1997, 1998, and 1999; (ii) no material restatement occurring with respect to the audited financial statements being filed with the SEC; and (iii) filing future reports with the SEC on a timely basis. The Company met these conditions; however, the NASDAQ Listing and Hearing Review Council ("Review Council") notified the Company that the Review Council had decided to review the decision of the Initial Hearings Panel. The Company submitted additional information to the Review Council and on June 20, 2000, the Review Council withdrew its call for review of the February 18, 2000, decision of the Initial Hearings Panel. The Company's Common Stock began trading again on June 26, 2000. Between June 26, 2000, and August 22, 2000, the Company's Common Stock traded below the minimum bid price requirement of $1.00 per share, and the Company failed to satisfy the $5,000,000 public float requirement. On August 22, 2000, NASDAQ notified the Company that the decision of the Initial Hearings Panel was being modified to permit the Company to evidence compliance with the NASDAQ requirements for continued listing if the Company evidenced a closing bid price and a market value of public float of at least $1.00 per share and $5,000,000, respectively, for a minimum of ten consecutive trading days between that date and November 19, 2000. The Company did not meet these requirements, and its Common Stock was delisted from the NMS effective November 21, 2000 and immediately began trading in the over-the-counter market on the NASDAQ Electronic Bulletin Board. We intend to apply for listing of our Common Stock on NASDAQ or the American Stock Exchange as soon as we satisfy the required listing standards.

     The table set forth below presents the range, on a quarterly basis, of high and low sales prices per share of Common Stock as reported by NASDAQ. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

             Quarter Ended                   High             Low
             -------------                   ----             ---

             Fiscal 2001
             October 31, 2000               $  .69           $  .25
             January 31, 2001 (1)             1.00              .25
             April 30, 2001 (1)                .69              .39
             July 31, 2001 (1)                1.65              .44

             Fiscal 2002
             October 31, 2001(1)            $ 3.57           $ 1.43
             January 31, 2002 (1)             3.50             2.00
             April 30, 2002 (1)               2.17             1.33
             July 31, 2002 (1)                1.65              .75

(1) The Company's Common Stock was delisted from NASDAQ national market effective November 21, 2000 and immediately began trading in the over-the-counter market on the NASDAQ Electronic Bulletin Board.


Accelr8 Technology Corporation         23        Fiscal Year Ended July 31, 2002

     On October 15, 2002, we had approximately 160 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 2,350 beneficial owners of our Common Stock.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. To date, no dividends have been declared by the Board of Directors, nor does the Board of Directors anticipate declaring and paying cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Overview

     In 2000 and 2001, we were faced with declining interest in our solutions and we made a concerted effort to identify potential technology acquisitions that resonated within the general technology area of business to business, business to consumer, supply chain management, and Enterprise Application Integration. After assessing numerous candidates, the overwhelming valuations being sought by start-up entrepreneurial organizations forced us to reach the conclusion that any software tool or solution purchase in the e-business space was unjustifiably high priced, unproven in market acceptance, and, therefore, imprudent and risky to the shareholders' cash equity in Accelr8.

     In October 2000, we were introduced to the OpTest(TM) suite of technologies, owned by DDx, Inc. The potential market opportunity in the growing area of biosciences, coupled with unique patented technology, that was beyond initial development stage, led us to pursue a purchase agreement with DDx, Inc. The closing took place January 18, 2001, and we immediately commenced investment in rapid delivery of testing and optimization of OpTest's(TM) surface chemistry and quantitative instruments (QuanDx(TM) and OTER(TM)). Our vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. Our proprietary surface chemistry and our quantitative instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments.

     In the purchase agreement for the OpTest(TM) suite of technologies, we valued the transaction at $3,000,000, including the stock to be issued at $2,500,000 (i.e., at the approximate cash value per share of $1.3783 X 1,813,793 shares of contingent stock) and a cash payment of $500,000. Under Generally Accepted Accounting Principles ("GAAP") the value of the contingent stock to be issued was determined at the time that all conditions necessary for the issuance of the stock had been satisfied. The purchase agreement provided for the issuance of the stock to DDx from escrow in two separate increments based upon the occurrence of two separate technology transfer events. The total value of the transaction for financial reporting purposes was $4,217,069 rather than the $3,000,000 set forth in the purchase agreement, because the trading value of the Company's common stock was greater than the $1.3783 per share value used in the purchase agreement on the dates that the conditions for issuance of the contingent shares of common stock has been satisfied. The total number of shares issuable upon satisfaction of the conditions (i.e., the occurrence of technology transfer events) did not change.

     We are currently offering OptiChem(TM) microarray slides to university and government labs, high throughput drug discovery contractors and diagnostic instrument manufacturers that rely upon customized surface chemistry for their assays. The surface chemistry will be refined to the customized specific requirements of several large molecular diagnostics manufacturers, with the intent of licensing our products OptiChem(TM) and QuanDx(TM) to several users with the potential of bundling product licensing with an equity investment in our stock.

     We have been a provider of software tools and consulting services for system modernization solutions for VMS Legacy Systems. Based upon the significant decline in sales in this operational area during the last fiscal year, we have taken steps to limit the costs associated with the conduct of our software tools and consulting services business. These steps have included reducing the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business, and reducing the amount of space occupied by the Company. We intend to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. We do not expect to continue our consulting activities, although if such opportunities arise, we believe that we may be able to subcontract for the performance of the necessary services from third parties or former employees. We are also investigating the possibility of selling these business operations to another party. We believe that the acquisition by HP of Compaq has provided a window of opportunity for us to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of operating system/hardware solutions from the major computer manufacturers. We have no arrangements or understandings with respect to the sale of these assets.


Accelr8 Technology Corporation         24        Fiscal Year Ended July 31, 2002

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2002 and 2001 and for each of the two years in the period ended July 31, 2002 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                 Year Ended July 31,
      Statement of Operations Data:              2002           2001
                                                 ----           ----
                                         (In thousands, except per share data)
      Revenue:
        Product license and
           customer support fees              $       298    $       293
        Resale of purchased software
           and support fees                           340            525
        Consulting fees                                16             38
      Total revenue                                   654            856
      Loss from operations                           (769)        (1,439)
      Net loss                                       (401)        (1,547)
      Weighted average shares outstanding       8,363,038      7,667,988

      Basic and diluted net loss per share:   $      (.05)   $      (.20)


      Balance Sheet Data:                        2002           2001
                                                 ----           ----

      Working capital                         $     9,145    $     9,125
      Current assets                                9,879          9,652
      Current liabilities                             734            527
      Total assets                                 15,024         10,732
      Total liabilities                             1,279          1,120
      Shareholders' equity                         13,745          9,611


Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

         Fiscal year ended July 31,                   2002       2001
                                                      ----       ----

          Total revenues                             100.00%    100.00%
          Cost of services                           (19.79)    (53.68)
          Cost of software purchased for resale       (8.38)     (8.80)
          General and administrative                 (82.29)    (82.86)
          Marketing and sales                        (31.18)    (33.76)
          Research and development                   (49.94)    (14.43)
          Depreciation                                (3.48)     (8.47)
          Amortization                               (22.58)    (66.15)
          Loss from operations                      (117.63)   (168.15)
          Other (expense) income, net                  7.72     (49.80)
          Income tax benefit                          48.63      37.19
          Net loss                                   (61.28)   (180.76)
                                                     ======     ======

Accelr8 Technology Corporation         25        Fiscal Year Ended July 31, 2002

Year Ended July 31, 2002 Compared to Year Ended July 31, 2001

     Total revenues for the year ended July 31, 2002, were $653,977, a decrease of $201,683 or 23.6%, as compared to the year ended July 31, 2001. Consulting fees for the year ended July 31, 2002, were $16,000, a decrease of $22,250 or 58.2%, as compared to the year ended July 31, 2001, and represented 2.4% of total revenues. Product license and customer support fees for the year ended July 31, 2002, were $297,980, an increase of $5,344 or 1.8%, as compared to the year ended July 31, 2001, and represented 45.6% of total revenues. Resale of purchased software and support for the year ended July 31, 2002 were $339,997, a decrease of $184,777 or 35.2%, as compared to the year ended July 31, 2001, and represented 52.0% of total revenues.

     We believe that revenues for the year ended July 31, 2002 from the sale of software tools and IT consulting services have been adversely impacted by a general slowdown in the economy. Further, we believe that the general build-up in computer hardware inventory has caused increased price competition between hardware vendors. We believe that when hardware vendors significantly reduce platform prices the opportunity for third party software sales to be included in the hardware sales proposal declines significantly. Although we believe that our tools and services can ultimately benefit the hardware solution for end-users, hardware vendors are generally not proactive in recommending third party software solutions that would increase the total cost of the sale and jeopardize the purchasers decision to buy new hardware. Additionally, internal budgets for discretionary projects are under pressure, which we believe has also negatively impacted our sales. While the sales of new migration software toolsets were declining, renewals of software maintenance continued, thus helping subsidize development of our new technologies, OptiChem(TM) and QuanDx(TM).

     Based on the increased number of inquiries that we have received from the Compaq installed base of DEC (VMS) users, we believe that demand for our migration tools and services may increase going into the first half of calendar 2003. This will be influenced by HP's announcement of new operating systems and hardware solutions to be supported in the future.

     We are continuing to refine and optimize our surface chemistry for microarray slides. The focus of the scientific team has been upon development of third party outsourcing contracts to enable the large scale manufacturing and overnight delivery capability that will be necessary should demand for OptArray(TM) microarray slides exceed readily available in-house supply. Also, the scientific team has been directed towards the refinement of protocols and streamlining of manufacturing processes, as commercialization of the microarray product set has been completed. We estimate that our new "clean room" will be able to produce 4,000 slides per month. We currently sell slides from $18.50 to $24.50 per slide, depending on the substrate requested.

     Simultaneously, the scientific agenda has also included development of a customized surface for a proteomics customer who has a proprietary probe technology. Successful support of this customer has produced three consecutive re-orders of slides. We believe that successful implementation of this unique application could, if licensed or contracted, contribute to immediate recognition of the OptiChem(TM) surface chemistry as a new benchmark for protein-based applications. A second developing market is OptiChem(TM) for use on 96 or 384 well microtiter plates, the most common platform for the high throughput drug discovery market. We are working with a European plate manufacturer for optimization of OptiChem(TM) on their plates. Sales of OptiChem(TM) microarray slides have been insignificant in dollar amount; however, we believe that those sales have been successful in creating interest in our entry into the microarray marketplace.


Accelr8 Technology Corporation         26        Fiscal Year Ended July 31, 2002

     During the twelve months ended July 31, 2002, we commenced presentations of the new field portable prototype of QuanDx(TM), a test instrument that uses light scattering technology for quantitation of bacteria, DNA, or proteins on our custom coated microarray surfaces. QuanDx(TM) instrumentation and nano-particle chemistry add substantial analytic power to a predecessor instrument, the OTER(TM) hand-held quantitative assay reader. OTER(TM) has great sensitivity and robustness for field use. QuanDx(TM) takes sensitivity, specificity, and signal-to-noise performance even further in a digital binding event counter that is also field capable. In addition, QuanDx(TM) lends itself to integration within larger automated systems. OptiChem(TM) in combination with QuanDx(TM) and OTER(TM) instruments provides a complete technical solution for diagnostic applications. OptiChem's(TM) unique properties make it an important alternative for preventing surface contamination when in contact with biological materials and environments. We plan to investigate expansion opportunities in other important life sciences and biomedical market niches.

     During the year ended July 31, 2002, revenues from our two largest software tools customers were $126,469 and $79,500 representing 19.3% and 12.2% of total revenues. In comparison, revenues from our three largest software tools customers were $231,027; $118,450 and $86,975 representing 27.0%; 13.8% and
10.2% of total revenues for the year ended July 31, 2001. The loss of a major customer would have a significant impact on our financial performance in any given year.

     Cost of services for the year ended July 31, 2002 was $129,428, a decrease of $329,877 or 71.8% as compared to the year ended July 31, 2001. This decrease was largely due to declines in rent and salaries because of decreased number of employees.

     Cost of software and support purchased for resale for the year ended July 31, 2002, was $54,818, a decrease of $20,517 or 27.2% as compared to the year ended July 31, 2001. The decrease in software and support purchased for resale resulted from decreased sales and variations in the product mix of items purchased.

     General and administrative expenses for the year ended July 31, 2002, were $538,168 a decrease of $170,838 or 24.1% as compared to the year ended July 31, 2001. This decrease was primarily due to decreases in professional fees and expenses in connection with defending and settling the action by the SEC and other litigation, a decrease in market value of investments in the deferred compensation trust which is recognized as a reduction of deferred salary and a decrease in payroll taxes, rent, and employee benefits, due to fewer employees.

     Marketing and sales expenses for the year ended July 31, 2002 were $203,897, a decrease of $84,966 or 29.4%, as compared to the year ended July 31, 2001. This decrease resulted from decreased salaries, rent, and telecommunications costs partially offset by increased consulting fees.

     Research and development expenses for the year ended July 31, 2002, were $326,582, an increase of $203,096 or 164.5%, as compared to the year ended July 31, 2001. This increase was largely due to salaries, laboratory material and supplies, and attending conferences and seminars, partially offset by a decrease in consulting fees.

     Depreciation for the year ended July 31, 2002 was $22,730 a decrease of $49,717 or 68.6% as compared to the year ended July 31, 2001. This decrease was largely due to a decreasing amount of depreciable computers and related equipment being used for the software tools business partially offset by equipment being used in the biosciences business.

     Amortization for the year ended July 31, 2002 was $147,649, a decrease of $418,330, or 73.9% as compared to the year ended July 31, 2001. This decrease was due to having fully amortized capitalized software costs in the previous year partially offset by an increase in amortization of intellectual property in the current year.


Accelr8 Technology Corporation         27        Fiscal Year Ended July 31, 2002

     As a result of these factors, loss from operations for the year ended July 31, 2002, was $769,295, a decreased loss of $669,466 or 46.5%, as compared to the year ended July 31, 2001.

     Interest income for the year ended July 31, 2002, was $192,140, a decrease of $354,269 or 64.8%, as compared to the year ended July 31, 2001. This decrease was primarily due to decreasing interest rates plus a smaller amount of cash earning interest during the year.

     Realized loss on marketable securities held in the deferred compensation trust for the year ended July 31, 2002 was $6,618 as compared to a realized gain of $43,189 during the year ended July 31, 2001, which resulted in an unfavorable difference of $49,807. This loss was the result of selling trust investments. Unrealized loss on marketable securities held in the deferred compensation trust for the year ended July 31, 2002 was $142,210, a decrease of $205,722 as compared to the year ended July 31, 2001. This decreased loss was the result of changing market values of securities held in the trust.

     As a result of the sale of computers, the Company realized a gain on asset disposal for the year ended July 31, 2002 of $11,153, as compared to a loss on asset disposal of $90,493 for the year ended July 31, 2001, resulting in a favorable difference of $101,646.

     There was no loss from impairment of assets for the year ended July 31, 2002 as compared to an impairment loss of $544,809 for the year ended July 31, 2001.

     Loss on abandoned trademarks for the year ended July 31, 2002 was $3,929 as compared to none for the year ended July 31, 2001.

     There was no other expense for the year ended July 31, 2002 as compared to other expense of $32,500 for the year ended July 31, 2001, resulting in a favorable difference of $32,500.

     Income tax benefit for the year ended July 31, 2002 was $318,026, a decrease of $161, as compared to the year ended July 31, 2001. The increase in tax benefit is the result of differences in taxable loss compared to the previous year and a change in the tax laws allowing carryback of net operating losses five years that resulted in changing amounts of deferred tax assets, tax credits, and deferred tax liabilities. The current year tax benefit is the result of income tax receivables less deferred tax liabilities. See Note 8 to the Financial Statements for more information.

     As a result of these factors, net loss for the year ended July 31, 2002, was $400,733, an increase of $1,145,977 or 74.1% as compared to the year ended July 31, 2001.

Capital Resources and Liquidity

     At July 31, 2002, as compared to July 31, 2001, the Company's current assets increased 2.3% from $9,652,404 to $ 9,879,124 and the Company's liquidity, as measured by cash and cash equivalents, decreased by 9.4% from $ 9,522,343 to $8,631,192. During the same period, shareholders' equity increased 43.0% from $9,611,396 to $13,744,648 primarily as a result of issuing 1,813,793 shares of common stock at a total value of $4,217,069 to DDx under the original purchase agreement to purchase the OpTest technology assets, reduced by a net loss of ($400,733) and cost of repurchasing 40,400 shares of company stock in the amount of $74,644. During the year ended July 31, 2002, the Company recorded the fair market value of the common stock released from escrow as an addition to intellectual property. The fair market value of $4,217,069 was based on the market price of the Company's common stock at the date that each technology transfer event occurred.

     Management believes our current cash balances plus anticipated cash flow from operations will be adequate to cover our future financial needs. Cash flows from operations declined significantly during the fiscal year ended July 31,


Accelr8 Technology Corporation         28        Fiscal Year Ended July 31, 2002

2002, when compared to the prior year, as a result of the significant decline in revenues from the Company's software business. It is possible that the Company's expenditure for research and development activities may increase significantly during the fiscal year ending July 31, 2003; however, at this time management is unable to predict with any degree of certainty whether this will or will not occur.

     In connection with the settlement of the Class Action and assuming court approval of the settlement, Accelr8 will pay $450,000 in cash and issue 375,000 shares of its Common Stock. The settlement of the Class Action will not adversely impact our liquidity position, because we have entered into a settlement agreement with AESIC (the insurance company that provided liability insurance coverage) pursuant to which AESIC paid $825,000 in cash to Accelr8 on November 5, 2002 in full satisfaction of all claims. In accordance with SFAS No. 5 "Accounting for Contingencies," the $450,000 cash settlement has been accrued as a current liability and the 375,000 shares of stock to be issued have been recorded in the statement of shareholders' equity as of July 31, 2002. The stock to be issued was valued using the market price of the Company's common stock on the date the parties agreed to the terms of the settlement. If the final settlement terms are amended from those stated above, adjustments to the Company's financial statements would be necessary in the year ended July 31, 2003. Furthermore, the $825,000 to be collected by the Company from AESIC has been recorded as a current receivable in the Company's financial statements as of July 31, 2002. For further information concerning the Class Action and the settlement with our insurance company, please see Item 3-Legal Proceedings. Further, since the Company's announced stock repurchase, we have repurchased 266,200 shares of our Common Stock in open market purchases which has reduced the number of shares in our public float so that the dilution associated with the issuance of the shares of Common Stock in the settlement will be less that it would have been if we had not repurchased those shares.

Recent accounting pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. We adopted SFAS No. 141 and SFAS No. 142 effective August 1, 2001; however, we incorrectly stated that we had adopted SFAS No. 141 and 142 effective November 1, 2001 in our 10-QSB for the quarterly periods ended October 31, 2001 and January 31, 2002.

     The Company's business combinations were accounted for using the purchase method. Intellectual property and other intangible assets with a carrying amount of $4,622,904 at July 31, 2002 are subject to the amortization methods prescribed by SFAS No. 142. The Company has determined that it has two reportable units. See Note 5 to the financial statements for the impact of the adoption of SFAS No. 142.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is


Accelr8 Technology Corporation         29        Fiscal Year Ended July 31, 2002
incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for the Company for fiscal years beginning after June 15, 2002. The Company adopted this statement effective August 1, 2002, and it had no material impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company adopted this statement effective August 1, 2002, and it had no material impact on its financial statements.

     In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to the debt extinguishment will be effective for fiscal years beginning after May 15, 2002. Adoption of this standard effective August 1, 2002 had no effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any effect on the Company's financial statements.

Application of Critical Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition.

We generate revenue as follows:

     o    Consulting revenue is recognized as services are performed.
     o Software license contracts ("SLC") revenue is recognized when the Company substantially completes its obligations under the applicable agreement and the customer has accepted the product.


Accelr8 Technology Corporation         30        Fiscal Year Ended July 31, 2002

     o Post contract support ("PCS") revenue is recognized using either the straight-line method or ratably over the term of the PCS agreement based upon historical evidence.
     o Reseller of purchased software and post contract support ("PSPCS") revenue is generally recognized upon delivery of the computer software. We periodically function as a value-added reseller of computer software and bundled PSPCS agreements to our customers. When the PSPCS agreement extends over one year or is for maintenance only, the PSPCS revenue is recognized over the term of agreement.
     o    Sales returns and allowances are provided for on an accrual basis.
     o Deferred consulting revenue represents amounts billed but not yet earned under consulting agreements. Deferred maintenance revenue represents amounts billed but not yet earned under maintenance agreements. Deferred license fee revenue represents amounts billed but not yet earned under license agreements.

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Intangible Assets

     We amortize our intangible assets over the period the asset is expected to contribute directly or indirectly to our future cash flows. We evaluate the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

     We review our intangible assets for impairment each reporting period as discussed below under "Impairment of long-lived and intangible assets." An impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Impairment of Long-Lived and Intangible Assets

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

o significant underperformance relative to expected historical or projected future operating results;

o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

o    significant negative industry or economic trends;

o    significant decline in our stock price for a sustained period; and

o    our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected


Accelr8 Technology Corporation         31        Fiscal Year Ended July 31, 2002
discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. We also evaluate the remaining estimated useful lives of each asset each reporting period and determine whether events or circumstances require revised useful lives.

Research and Development

     Research and development expenses are expensed as incurred. Research and development expenses include salaries and related expenses associated with the development of our technology and include compensation paid to engineering personnel and fees to consultants.

Contractual Obligations

     The following tables set forth information with respect to our contractual obligations and commercial commitments as of July 31, 2002.

                             Contractual Obligations

                                 Payments due by Period
                                 -----------------------------------------------
                        Total    1 to 3 years   4 to 5 years   More than 5 years
                        -----    ------------   ------------   -----------------
Laboratory Lease       $124,585    $124,585          0                 0
Payments(1)

Thomas V. Geimer       $218,750    $218,750          0                 0
Employment Contract(2)

(1) We have a three year lease agreement that began on October 1, 2002 for our laboratory located at 7000 Broadway, Denver Colorado 80221.

(2) Calculated as of July 31, 2002. Mr. Geimer's employment agreement expires on November 1, 2003. See "Item 10 - Executive Compensation."

Item 7 - Financial Statements
-----------------------------

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     On August 28, 2002, the Company's independent public accountants, Levine, Hughes & Mithuen, Inc. (" LH&M"), resigned. LH&M advised the Company that it was resigning as the Company's independent public accountants as a result of a decision by LH&M's management to limit their involvement with the audit of public companies filing periodic reports under the Securities Exchange Act of 1934, as amended.

     The reports by LH&M on the Company's financial statements during the preceding two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the preceding two fiscal years and through August 28, 2002, there were no disagreements between the Company and LH&M on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to LH&M's satisfaction, would have caused LH&M to make reference to the subject matter of the disagreements in connection with LH&M's reports on the Company's financial statements.

     During the preceding two fiscal years and through August 28, 2002, there were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v).


Accelr8 Technology Corporation         32        Fiscal Year Ended July 31, 2002

     Pursuant to Item 304(a)(3), on August 29, 2002, LH&M furnished the Company a letter addressed to the Securities and Exchange Commission stating it agrees with the statements made by the Company in response to Item 304(a). A copy of the LH&M letter was included on the Form 8-K filed on August 29, 2002 and is incorporated herein by reference.

     On August 29, 2002, the Company engaged Anton Collins Mitchell LLP, an independent member of the BDO Seidman Alliance, as the new independent public accountants.


PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
----------------------------------------------------------------------

Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

Directors, Executive Officers, and Key Employees and Consultants

     Name                          Age  Position
     ----                          ---  --------

     Thomas V. Geimer              55   Secretary, Chief Financial Officer,
                                        Chief Executive Officer
     Harry J. Fleury               55   President
     David C. Wilhelm(1)           82   Director
     A. Alexander Arnold III(1)    62   Director
     Michael J. Lockhead, Ph.D.    37   Senior Scientist
     Steven W. Metzger             28   Scientist
     David W. Grainger, Ph.D.      41   Consultant
     David Howson                  59   Consultant, Director of Business
                                        Development -- Bioscience
------------------
(1)  Members of the Audit and Compensation Committees

     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of our officers devote their full-time to our business and affairs. There are no family relationships between any directors, executive officers or key employees or consultants.

Thomas V. Geimer has been the Chairman of the Board of Directors and a director of Accelr8 since 1987. He currently serves as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Geimer is responsible for development of our business strategy, day to day operations, accounting and finance functions. Before assuming full-time responsibilities at the Company, Mr. Geimer founded and operated an investment banking firm.

Harry J. Fleury has served as President of the Company since June 1995. Mr. Fleury is responsible for engineering activities, and for domestic and international sales of software tools and services. From March 1993 until June 1995, Mr. Fleury was Vice President of International Sales of Accelr8, responsible for developing and directing international sales. Prior to joining the Company in 1993, Mr. Fleury was employed by Digital Equipment Corporation serving in a variety of engineering and management positions for over 26 years. Mr. Fleury managed DEC's European, Asian and Pacific corporate engineering groups that were responsible for service capability worldwide, for internal and external products and for strategic, operational and tactical direction. Mr. Fleury received an electrical engineering degree in 1967 from Vermont Technical Engineering College.


Accelr8 Technology Corporation         33        Fiscal Year Ended July 31, 2002

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

Alexander Arnold III has served as a director of the Company since September 1992. For the past 25 years Mr. Arnold has served as a Managing Director of Trainer, Wortham & Co., Inc., a New York City-based investment counselor firm, which Mr. Arnold co-founded. Mr. Arnold received a Bachelor of Arts degree from Rollins College in 1964 and a Masters of Business Administration from Boston University in 1966.

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

     On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas Geimer, Alexander Arnold and David Wilhelm, captioned John William Dews v. Thomas V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). That action alleged various breaches of fiduciary duty arising out of Accelr8's accounting and public reporting during 1997 through 1999. On January 4, 2002, the Court approved a settlement between the parties pursuant to which the complaint was dismissed without prejudice, with no payments to be made by or on behalf of the defendants. See "Item 3-Legal Proceedings-Concluded Legal Matters."

Employees and Consultants

Michael J. Lochhead, Ph.D. has been our Senior Scientist since April, 2001. Dr. Lochhead is responsible for product design and development. From 1998-2001, Dr. Lochhead was an Assistant Professor of Chemical Engineering at the University of New Hampshire. Dr. Lochhead received a Bachelor of Arts and Science degree from the University of Notre Dame and a Ph.D. in Chemical Engineering from the University of Wisconsin in 1995.

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


Accelr8 Technology Corporation         34        Fiscal Year Ended July 31, 2002

David Howson has been a consultant to the Company and acts as the Company's Director for Business Development - Bioscience since January 2001. Mr. Howson is responsible for the management of operations, product development, and marketing and sales. Mr. Howson currently serves as the Chief Operating Officer for Amidex, Inc. Before assuming responsibilities at the Company, Mr. Howson founded and operated the Altro Group, LLC, a medical technology consulting firm. From 1966-1970, Mr. Howson was enrolled in the Neurobiology Doctoral Program at Cornell University and received a Bachelor of Science degree from Hobart College in 1966.

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Messrs. Arnold and Wilhelm, the Company's non-management directors. The Compensation Committee did not hold any meetings during the last fiscal year. The Audit Committee held four meetings during the last fiscal year.

Audit Committee Report

     The Audit Committee has reviewed and discussed with management the company's audited financial statements as of and for the year ended July 31, 2002.

     The Audit Committee has also discussed with Anton Collins Mitchell LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

     The Audit Committee has received and reviewed the written disclosures and the letter from Anton Collins Mitchell LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Anton Collins Mitchell LLP their independence.

     Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2002 filed with the Securities and Exchange Commission.

                                      AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

                                      David C. Wilhelm
                                      A. Alexander Arnold III

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities and Exchange Act of 1934, as amended, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2002, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that Thomas V. Geimer, an officer and director of the Company, failed to file Form 4's in April, May and July 2002 to report four transactions in which Mr. Geimer purchased shares of the Company in the open market, which will be reported in an appropriate filing with the Securities and Exchange Commission. Also, David C. Wilhelm, a director the Company failed to file a Form 4 in January 2002, to report two transactions for the transfer of shares to an educational institution and a charitable organization, which will also be reported in an appropriate filing with the Securities and Exchange Commission.


Accelr8 Technology Corporation         35        Fiscal Year Ended July 31, 2002

Item 10 - Executive Compensation
--------------------------------

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the two fiscal years ended July 31, 2002, of Thomas V. Geimer and Harry J. Fleury, who are the Company's most highly compensated executive officers.

Annual Compensation           Long Term Compensation
-------------------           ----------------------
                                                           Other      Securities
Name and                   Fiscal                          Annual     Underlying
Principal Position         Year    Salary      Other    Compensation   Options

Thomas V.  Geimer          2002   $100,000   $75,000(1)  $125,000(5)  200,000(2)
  Chief Executive Officer  2001   $100,507   $75,000(1)      --       100,000(2)
  and Chief Financial
  Officer

Harry J. Fleury            2002   $ 75,000   $ 5,678(3)  $ 35,000(5)   10,000(4)
  President                2001   $ 75,507   $11,067(3)      --        10,000(4)

----------------------------
(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2001 and 2002
(2) Includes 100,000 options previously granted to Mr. Geimer and the replacement of 200,000 options that were previously granted to Mr. Geimer, which were canceled pursuant to a stock option exchange agreement. See "Stock Option Exchange."
(3) Includes sales commissions earned by Mr. Fleury on revenues from certain sales.
(4) Represents stock options to purchase 10,000 shares at an exercise price of $2.50 per share. On October 19, 1998, Mr. Fluery was granted 50,000 options to purchase our common stock, 40,000 of which had vested as of July 31, 2002 and 10,000 of which will vest on July 31, 2003, if he is still employed.
(5) The Company reimbursed Messrs. Geimer and Fleury on an after tax basis for civil penalties paid by them in connection with the settlement of the SEC matter. (See "Item 2 - Legal Proceedings" and "Item 12 - Certain Relationships and Related Transactions.")

Option Values. The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Geimer and Mr. Fleury.


                    Aggregated Option Exercises in 2001 Fiscal Year
                           and Fiscal Year End Option Values

                  Shares                   Number of Unexercised   Value of Unexercised
                  Acquired on   Value      Options at Fiscal       In-the-Money Options
Name              Exercise      Realized   Year End                Fiscal Year End(1)
---------------------------------------------------------------------------------------
                                           Exer-         Unexer-   Exer-        Unexer-
                                           cisable       cisable   cisable      cisable
                                           -------       -------   -------      -------

Thomas V.  Geimer     0            0       300,000            0    $     0         0

Harry J. Fleury       0            0       140,000       10,000    $39,000         0

-------------------------------

(1) Value calculated by determining the difference between the closing sales price on July 31, 2002, of $.75 per share and the exercise price of the


Accelr8 Technology Corporation         36        Fiscal Year Ended July 31, 2002
     options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

Employment Agreements

     We have an employment agreement with our Chairman, Mr. Thomas V. Geimer. The employment agreement expires on November 30, 2003; however, it is automatically renewable on an annual basis for additional one-year increments. Mr. Geimer's employment agreement provides for a yearly salary of $100,000 per year with an additional $75,000 of deferred compensation each year. Mr. Geimer's agreement also contains provisions under which we will be obligated to pay Mr. Geimer five times his annual salary and deferred compensation in the amount of $50,000 (i.e., an aggregate of $750,000) if a change of control as defined in the agreement occurs.

Compensation Pursuant to Plans

Employee Retirement Plan. During fiscal year 1996, we established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $10,500. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. We made no contribution for the fiscal years ended July 31, 2001 or 2002.

Deferred Compensation Plan. In January 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based upon recommendations from the Board of Directors. For each of the fiscal years ended July 31, 2001 and 2002, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2002 was made on August 27, 2002.

Options. We currently have outstanding an aggregate of 106,500 options issued to employees of the Company pursuant to our 1987 non-qualified stock option plan (the "1987 Plan"). The 106,500 options are exercisable at a price of $0.36 per share. During the 1994 fiscal year the Board of Directors adopted a resolution providing that for so long as a recipient of an option grant remains in the employ of the Company, the options held will not expire and if the recipient's employment is terminated, the holder will have up to 90 days after termination to exercise any vested but previously unexercised options. In 1997, the Board of Directors passed a further resolution clarifying that upon the death of an optionee, an unexercised option will remain exercisable for a period of one year by, and only by, the person to whom the optionee's rights have passed by will or by the laws of descent and distribution. All options previously granted are administered by our Board of Directors. The options provide for adjustment of the number of shares issuable in the case of stock dividends or stock splits or combinations and adjustments in the case of recapitalization, merger or sale of assets.

     On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,140,000 warrants and options to acquire 1,140,000 shares of the Company's Common Stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust, we will hold the shares in trust and carry the shares as held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 6 to the Financial Statement for further information.

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


Accelr8 Technology Corporation         37        Fiscal Year Ended July 31, 2002

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

     The Qualified Plan and the Non-Qualified Plan (the "Stock Option Plans") will be administered by a committee (the "Committee") appointed by the Board of Directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans will be transferable by the optionee other than by will or the laws of descent and distribution and each option will be exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an employee will terminate 90 days after his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in the Company's best interests not to terminate the options.

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

     The Stock Option Plans were approved by our shareholders at a Special Shareholders Meeting held on November 8, 1996. As of July 31, 2002, 250,000 options, exercisable at $1.45 - $2.25 per share of Common Stock had been granted to the Company's Board members and certain consultants pursuant to the Non-Qualified Plan. As of July 31, 2002, a total of 497,000 options exercisable at $1.45 to $4.00 per share of Common Stock had been granted to employees pursuant to the Qualified Plan.

Stock Option Exchange

     In recognition of the decline in our stock price and the fact that options previously granted did not provide the intended incentive to the outside directors and to our Chairman and Chief Executive Officer, the Board of Directors approved the voluntary exchange of certain stock options held by those individuals effective on January 31, 2001. Each of the three directors voluntarily accepted the exchange and agreed to exchange certain currently outstanding options for new options. Pursuant to the terms of the exchange, the exercise price per share of the new options was established at 100% of the fair market value of each share of the Company's Common Stock on the date of grant, based upon the closing price reported by the principal market for our Common Stock (the NASDAQ Electronic Bulletin Board) on the date of grant. The date of grant for the new options was August 1, 2001, which was the first business day that was at least six months after the date that the Company and the directors agreed to cancel the options tendered and accepted the exchange for the new options. Messrs. Wilhelm and Arnold each exchanged options to acquire an aggregate of 50,000 shares (i.e., 25,000 shares exercisable at $7.25 per share and 25,000 shares exercisable at $2.50 per share for options to acquire 50,000 shares of the Company's Common Stock at an exercise price of $1.45 per share. Mr. Geimer exchanged options to acquire an aggregate of 200,000 shares (i.e., 100,000 shares exercisable at $12.00 per share and 100,000 shares exercisable at $2.50 per share for options to acquire 200,000 shares of our Common Stock at an exercise price of $1.45 per share. The new options expire ten years from the date of grant.


Accelr8 Technology Corporation         38        Fiscal Year Ended July 31, 2002

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 15, 2002 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation also includes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

     Name and Address
     of Beneficial Owner                        Shares Beneficially Owned
     -------------------                        -------------------------
                                                 Number           Percent
                                                 ------           -------
     Thomas V. Geimer (1)                        348,300            3.58
     303 East 17th Avenue, Suite 108
     Denver, Colorado 80203

     Harry J. Fleury (2), (3)                    233,750            2.44
     303 East 17th Avenue, Suite 108
     Denver, Colorado 80203

     A. Alexander Arnold III (4)                 938,000            9.88
     845 Third Ave., 6th Flr
     New York, NY 10021

     David C. Wilhelm (5)                        244,850            2.58
     333 Logan St. Suite 100
     Denver, CO 80203

     Executive Officers and Directors          1,764,900           17.64
     as a Group (4 persons)

     DDx, Inc.                                 1,813,793           19.27
     7000 Broadway, Suite 3-305
     Denver, CO  80221

--------------------
(1) Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 6 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options.
(2) Includes 140,000 shares, which may be purchased by Mr. Fleury upon exercise of options.
(3) Does not include options to purchase 10,000 shares which are currently not exercisable but which will vest upon the passage of time.
(4) Includes 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts, but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 63,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 75,000 shares, which may be purchased by Mr. Arnold upon exercise of options.
(5) Includes 162,225 shares held by the Jean C. Wilhelm Trust, of which Mr. Wilhelm and his children are the lifetime beneficiaries, and 1,000 shares held by the David C. Wilhelm Living Trust, of which Mr. Wilhelm is the beneficiary, 6,500 shares held by the Jean Jackson Emery Living Trust, of which Jean Emery is the beneficiary, who is the wife of Mr. Wilhelm, and 75,000 shares which may be purchased by Mr. Wilhelm upon exercise of options.


Accelr8 Technology Corporation         39        Fiscal Year Ended July 31, 2002

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2002, the Board of Directors had authorized deferred compensation totaling $525,000 since fiscal year 1996 of which Mr. Geimer was totally vested and $450,000 had been funded. The $75,000 contribution for fiscal year ended July 31, 2002 was made August 27, 2002.

     In connection with the settlement reached with the SEC on July 12, 2001, we agreed to indemnify the individual officers with respect to the civil penalties assessed against the individual officers on an after tax basis. For more information, please see "Item 3--Legal Proceedings--Concluded Legal Matters."

     There were no other transactions or series of transactions for the fiscal year ended July 31, 2002, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a)  Exhibits

     1.   16.1 Letter on change in certifying accountant (1)

     2.   99.01 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by us during our fourth quarter ended July 31, 2002.

     (1) Filed as an exhibit to Accelr8 Technology Corporation's 8-K filed on August 29, 2002, and incorporated herein by reference.



Accelr8 Technology Corporation         40        Fiscal Year Ended July 31, 2002

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ACCELR8 TECHNOLOGY CORPORATION

Date: November 5, 2002                By: /s/ Harry J. Fleury
                                      ---------------------------------------
                                      Harry J. Fleury, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 5, 2002                By: /s/ Thomas V. Geimer
                                      ------------------------------------------
                                      Thomas V. Geimer, Secretary,
                                      Chief Executive Officer and
                                      Chief Financial Officer

Date: November 5, 2002                By: /s/ James Godkin
                                      ------------------------------------------
                                      James Godkin, Principal Accounting Officer

Date: November 5, 2002                By: /s/ A. Alexander Arnold III
                                      ------------------------------------------
                                      A. Alexander Arnold III

Date: November 5, 2002                By: /s/ David C. Wilhelm
                                      ------------------------------------------
                                      David C. Wilhelm





Accelr8 Technology Corporation         41        Fiscal Year Ended July 31, 2002

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                             JULY 31, 2002 and 2001

                                TABLE OF CONTENTS



                                                                            PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-1


INDEPENDENT AUDITORS' REPORT                                                 F-2


BALANCE SHEETS                                                               F-3


STATEMENTS OF OPERATIONS                                                     F-4


STATEMENTS OF SHAREHOLDERS' EQUITY                                           F-5


STATEMENTS OF CASH FLOWS                                                     F-6


NOTES TO FINANCIAL STATEMENTS                                         F-7 - F-24

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Accelr8 Technology Corporation as of July 31, 2002 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation at July 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Anton Collins Mitchell LLP

October 10, 2002, except Note 13
         which is as of November 5, 2002
Denver, Colorado

                          Independent Auditors' Report



To the Board of Directors and Shareholders of Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Accelr8 Technology Corporation (the "Company") as of July 31, 2001 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2001 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Levine, Hughes & Mithuen, Inc.

Levine, Hughes & Mithuen, Inc.
Englewood, Colorado
September 17, 2001


                                ACCELR8 TECHNOLOGY CORPORATION
                                        BALANCE SHEETS
                                    JULY 31, 2002 and 2001

                                            ASSETS

                                                                       2002            2001
                                                                   ------------    ------------
Current assets:
     Cash and cash equivalents                                     $  8,631,192    $  9,522,343
     Accounts receivable                                                 24,767          69,370
     Prepaid expenses and other current assets                           61,665          60,691
     Insurance recovery receivable (Note 13)                            825,000            --
     Income tax receivable and deferred tax asset (Note 8)              336,500            --
                                                                   ------------    ------------
         Total current assets                                         9,879,124       9,652,404

Property and equipment, net (Note 4)                                     76,620          82,274

Investments (Note 9)                                                    445,286         511,896

Intellectual property, less accumulated amortization
  of $158,801 and $11,531, respectively (Note 5)                      4,622,904         485,170
                                                                   ------------    ------------

Total assets                                                       $ 15,023,934    $ 10,731,744
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $     87,599    $    153,328
     Accrued liabilities                                                 29,489         219,737
     Accrued settlement loss (Note 13)                                  450,000            --
     Deferred maintenance revenue                                       164,879         153,204
     Other deferred revenue                                               2,200             825
                                                                   ------------    ------------
         Total current liabilities                                      734,167         527,094
                                                                   ------------    ------------

Long-term liabilities:
     Deferred tax liabilities (Note 8)                                   24,833           6,358
     Deferred compensation (Note 9)                                     520,286         586,896
                                                                   ------------    ------------
         Total long-term liabilities                                    545,119         593,254
                                                                   ------------    ------------
           Total liabilities                                          1,279,286       1,120,348
                                                                   ------------    ------------

Commitments and Contingencies (Notes 6, 9 and 13)

Shareholders' equity (Note 6):
     Common stock, no par value; 11,000,000 shares
        authorized; 9,411,210 and 7,632,817 shares
        issued and outstanding, respectively                         12,342,020       8,197,795
     Stock to be issued (Note 13)                                       375,000            --
     Contributed capital                                                329,809         315,049
     Retained earnings                                                  971,419       1,372,152
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                  13,744,648       9,611,396
                                                                   ------------    ------------

Total liabilities and shareholders' equity                         $ 15,023,934    $ 10,731,744
                                                                   ============    ============

                        See accompanying notes to financial statements.


                           ACCELR8 TECHNOLOGY CORPORATION
                              STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED JULY 31, 2002 and 2001


                                                              2002           2001
                                                          -----------    -----------
Revenues (Note 7):
     Consulting fees and other                            $    16,000    $    38,250
     Product license and customer support fees                297,980        292,636
     Resale of purchased software and support fees            339,997        524,774
                                                          -----------    -----------
        Total revenues                                        653,977        855,660
                                                          -----------    -----------

Costs and expenses:
     Costs of services                                        129,428        459,305
     Cost of software purchased for resale                     54,818         75,335
     General and administrative                               538,168        709,006
     Marketing and sales                                      203,897        288,863
     Research and development                                 326,582        123,486
     Depreciation                                              22,730         72,447
     Amortization (Note 5)                                    147,649        565,979
                                                          -----------    -----------
        Total costs and expenses                            1,423,272      2,294,421
                                                          -----------    -----------

Loss from operations                                         (769,295)    (1,438,761)
                                                          -----------    -----------

Other income (expense):
     Interest income                                          192,140        546,409
     Unrealized holding loss on investments (Note 9)         (142,210)      (347,932)
     Realized (loss) gain on sale of investments               (6,618)        43,189
     Gain (loss) on disposal of fixed assets                   11,153        (90,493)
     Loss from impairment of software development costs          --         (544,809)
     Abandoned trademark                                       (3,929)          --
     Other                                                       --          (32,500)
                                                          -----------    -----------
        Total other income (expense)                           50,536       (426,136)
                                                          -----------    -----------

Loss before income tax benefit                               (718,759)    (1,864,897)

Income tax benefit (Note 8)                                   318,026        318,187
                                                          -----------    -----------

Net loss                                                  $  (400,733)   $(1,546,710)
                                                          ===========    ===========

Basic and diluted net loss per share                      $      (.05)   $      (.20)
                                                          ===========    ===========

Weighted average shares outstanding                         8,363,038      7,667,988
                                                          ===========    ===========


                   See accompanying notes to financial statements.


                                                  ACCELR8 TECHNOLOGY CORPORATION
                                                STATEMENTS OF SHAREHOLDERS' EQUITY
                                            FOR THE YEARS ENDED JULY 31, 2002 and 2001



                                  Common Stock                                                         Shares Held        Total
                          ----------------------------     Stock to     Contributed      Retained      For Employee    Shareholders'
                             Shares          Amount       be Issued       Capital        Earnings         Benefit         Equity
                          ------------    ------------   ------------   ------------   ------------    ------------    ------------

Balances, July 31, 2000      7,758,817    $  8,301,876   $       --     $    315,049   $  2,918,862    $   (273,600)   $ 11,262,187

Cost of repurchasing
common stock (Note 6)         (126,000)       (104,081)          --             --             --              --          (104,081)

Net loss                          --              --             --             --       (1,546,710)           --        (1,546,710)
                          ------------    ------------   ------------   ------------   ------------    ------------    ------------

Balances, July 31, 2001      7,632,817       8,197,795           --          315,049      1,372,152        (273,600)      9,611,396

Cost of repurchasing
common stock (Note 6)          (40,400)        (74,644)          --             --             --              --           (74,644)

Exercise of stock options        5,000           1,800           --             --             --              --             1,800

Stock options issued for
   consulting services
   (Note 6)                       --              --             --           14,760           --              --            14,760

Issuance of common stock
   (Notes 3 and 6)           1,813,793       4,217,069           --             --             --              --         4,217,069

Accrued settlement loss
   (Note 13)                      --              --          375,000           --             --              --           375,000

Net loss                          --              --             --             --         (400,733)           --          (400,733)
                          ------------    ------------   ------------   ------------   ------------    ------------    ------------

Balances, July 31, 2002      9,411,210    $ 12,342,020   $    375,000   $    329,809   $    971,419    $   (273,600)   $ 13,744,648
                          ============    ============   ============   ============   ============    ============    ============


                                          See accompanying notes to financial statements.


                              ACCELR8 TECHNOLOGY CORPORATION
                                 STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JULY 31, 2002 and 2001


                                                                  2002            2001
                                                              ------------    ------------
Cash flows from operating activities:
     Net loss                                                 $   (400,733)   $ (1,546,710)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
         Depreciation                                               22,730          72,447
         Amortization                                              147,649         565,979
         Issuance of stock options for consulting services          14,760            --
         Unrealized holding loss on investments                    142,210         347,932
         Realized gain on sale of investments, interest and
            dividends reinvested                                      (600)        (49,015)
         (Gain) loss from disposal of assets                       (11,153)         90,493
         Loss from impairment of software development costs           --           544,809
         Loss on abandoned trademarks                                3,906            --
         Deferred income tax                                        18,474          20,395
     Net change in assets and liabilities:
         Accounts receivable                                        44,603         207,824
         Prepaid expenses and other                                   (974)          1,562
         Insurance recovery receivable                            (825,000)           --
         Income tax receivable and deferred tax asset             (336,500)           --
         Accounts payable                                          (65,729)        (30,424)
         Accrued liabilities                                      (190,248)         89,636
         Accrued settlement loss                                   450,000            --
         Deferred maintenance revenue                               11,675         (65,634)
         Stock to be issued                                        375,000            --
         Other deferred revenue                                      1,375         (89,112)
         Other long-term liabilities                               (66,610)       (223,917)
                                                              ------------    ------------
           Net cash used in operating activities                  (665,165)        (63,735)
                                                              ------------    ------------

Cash flows from investing activities:
     Software development                                             --           (32,944)
     Purchase of property and equipment                            (18,260)        (68,577)
     Proceeds from sale of property and equipment                   12,336           3,800
     Purchase of intellectual property                             (72,218)       (496,701)
     Purchase of investments                                       (75,000)        (75,000)
                                                              ------------    ------------
           Net cash used in investing activities                  (153,142)       (669,422)
                                                              ------------    ------------

Cash flows from financing activities:
     Repurchase of common stock                                    (74,644)       (104,081)
     Employee stock option exercise                                  1,800            --
                                                              ------------    ------------
           Net cash used in financing activities                   (72,844)       (104,081)
                                                              ------------    ------------

Net decrease in cash and cash equivalents                         (891,151)       (837,238)

Cash and cash equivalents,
     Beginning of year:                                          9,522,343      10,359,581
                                                              ------------    ------------

Cash and cash equivalents,
     End of year:                                             $  8,631,192    $  9,522,343
                                                              ============    ============

Supplemental information:
     Cash received from income tax refunds                    $       --      $    338,582
                                                              ============    ============


                     See accompanying notes to financial statements.

                                            F-6

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION AND NATURE OF BUSINESS

          Accelr8 Technology Corporation ("Accelr8" or the "Company") has been a provider of software tools and consulting services for the modernization of solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Computer Corporation ("COMPAQ") as a result of its purchase of DEC. The Company's consulting services and software conversion tools enable the Company's customers to analyze and implement conversions to UNIX, Linux and NT operating systems in a predictable and cost-effective manner. The Company's clients include a number of Fortune 1000 companies and government agencies.

          Based upon the significant decline in sales of its software tools and related consulting services, the Company has taken steps to limit the costs associated with the conduct of this business. These steps included the reduction of the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. The Company does not expect to continue its consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. The Company is also investigating the possibility of selling these business operations to another party. Management believes that the merger of Hewlett-Packard Company ("HP") and COMPAQ provides an opportunity for the Company to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of HP hardware solutions. No arrangements or understandings currently exist with respect to the sale of these assets.

          On January 18, 2001 the Company purchased the OpTest technology assets ("OpTest") from DDx, Inc. ("DDx") and commenced investment in rapid delivery of testing and optimization of OpTest's surface chemistry and quantitative instruments (see Note 3). The Company's goal is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. The Company's proprietary surface chemistry and its quantitative instruments (QuanDx(TM) and Oter(TM)) support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. The Company has received minimal revenues to date from these products and there is no assurance that the Company will be successful in marketing the new products.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Concentration of credit risk
          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including accounts receivable from major customers (see Note 7). The Company places its cash equivalents with a high credit quality financial institution. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

          Cash and cash equivalents
          All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be equivalent to cash.

          Property and equipment
          Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in other income (expense). Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from five to seven years. Depreciation expense for the years ended July 31, 2002 and 2001 was $22,730 and $72,447, respectively.

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

          The Company's software tools and service revenues have decreased significantly. Accordingly, management reviewed its capitalized software development costs for impairment during the year ended July 31, 2001. As a result, it was determined that the remaining unamortized software development costs was impaired for a total of $544,809, which was charged against income during the year ended July 31, 2001. The Company did not capitalize any software costs during the year ended July 31, 2002.

          Amortization of capitalized software development costs is computed on a product-by-product basis over (a) the period equal to the future revenue stream of the product using the ratio that current revenues bear to the total of current and future anticipated revenues of the product, or (b) the remaining estimated economic life of the product (three years) using the straight-line method, whichever method results in the greater amount. Amortization expense relating to software development costs for the years ended July 31, 2002 and 2001 was $0 and $554,448, respectively.

          Research and development
          Research and development costs charged to operations for the years ended July 31, 2002 and 2001 was $326,582 and $123,486, respectively.

          Intellectual property
          Intellectual properties are amortized over the period the asset is expected to contribute directly or indirectly to the Company's future cash flows. The Company evaluates the remaining useful life of each intellectual property that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Included in intellectual property are patents, trademarks and technology. Intellectual properties are amortized over their estimated useful lives of 20 years.

          Long-lived assets
          The Company evaluates the potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. As of July 31, 2002 and 2001, except as noted above under software development costs, management believes there was no impairment of the Company's long-lived assets.

          Revenue recognition

          Consulting services:
          --------------------
          Consulting revenue is recognized as services are performed.

          Software license contracts ("SLC"):
          -----------------------------------
          SLC revenue is recognized when the Company substantially completes its obligations under the applicable agreement and the customer has accepted the product.

          Post contract support ("PCS"):
          ------------------------------
          The Company recognizes revenue using either the straight-line method or ratably over the term of the PCS agreement based upon historical evidence.

          Reseller of purchased software and post contract support ("PSPCS"):
          -------------------------------------------------------------------
          The Company periodically functions as a value-added reseller of computer software and bundled PSPCS agreements to its customers. The Company generally recognizes revenue upon delivery of the computer software. However, when the PSPCS agreement extends over one year or is for maintenance only, the PSPCS revenue is recognized over the term of agreement.

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

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Income taxes
          The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

          Earnings per share
          The Company follows SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share ("EPS") and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

          The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS. During the years ended July 31, 2002 and 2001, common stock options exercisable into approximately 853,500 and 512,000 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years.

          Stock based compensation
          The Company accounts for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock based compensation to non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation".

          The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

          Comprehensive income
          The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

          Financial instruments
          The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2002, the Company's uninsured cash balance was approximately $8,527,000.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Segment Information
          The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

          The Company currently operates in two business segments: software tools and related consulting services and the general area of biosciences, which includes DNA/RNA assays, protein-based assays and biosensors.

          Reclassifications
          Certain reclassifications have been made to the fiscal 2001 financial statements to conform to the fiscal 2002 financial statement presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

          Recent accounting pronouncements
          In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that companies recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria and, upon adoption of SFAS No. 142, that companies reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that companies identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. The Company adopted SFAS No. 141 and SFAS No. 142 effective August 1, 2001.

          The Company's previous business combinations were accounted for using the purchase method. Intellectual properties with a carrying amount of $4,622,904 at July 31, 2002 are subject to the amortization methods prescribed by SFAS No. 142. See Note 5 for the impact of the adoption of SFAS No. 142.

          In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted this statement on August 1, 2002 and it had no material impact on its financial statements.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted this statement August 1, 2002 and it had no material impact on its financial statements.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The Company adopted this standard August 1, 2002 and it had no effect on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any effect on the Company's financial statements.

NOTE 3    PURCHASE OF OPTEST TECHNOLOGY ASSETS

          On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx. The terms of the Asset Purchase Agreement (the "Agreement") provided for Accelr8 to pay DDx $500,000 in cash at closing and to issue 1,813,793 of Accelr8 "restricted" common shares. All shares were held in escrow pending the completion of an OpTest Technology Transfer event to a third party within the first year following closing. An OpTest Technology Transfer event would involve technology licenses, research and development agreements, government grants or contracts, mergers, acquisitions, joint ventures, strategic alliances, materials, transfer agreements, and all such similar arrangements. The shares in escrow were to be released as follows: (a) 50% upon the consummation of one OpTest Technology Transfer event to a third party (the "First Event"), and (b) 50% upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Event"); without limitation as to the dollar value of either the First Event or the Second Event. If no such Technology Transfer events were consummated within the twelve months following the closing of this

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Agreement, then the common stock was to be released from escrow back to the Company. The First Technology Transfer Event occurred on a timely basis prior to January 18, 2002. The Company entered into an agreement that provided for an additional three-month period (i.e., until April 17, 2002) for the Second Technology Transfer Event to occur (the "Second Technology Transfer Event"). The Second Technology Transfer Event occurred during the extended period. As a result, the 1,813,793 shares of common stock were released from escrow and issued to DDx during fiscal 2002. The Company recorded the fair market value of the common stock released from escrow as an addition to intellectual property. The fair market value of $4,217,069 was based on the market price of the Company's common stock at the dates that each technology transfer event occurred.

          The total purchase price, including transaction costs of $21,768, totaled $4,738,837 and was allocated based on fair market value of assets acquired as follows as of July 31, 2002:

                    Supplies and inventory       $    3,500
                    Laboratory equipment             51,887
                    Other molds and prototypes       16,691
                    Intellectual property         4,666,759
                                                 ----------
                                                 $4,738,837
                                                 ==========

NOTE 4    PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost and consisted of the following at July 31:

                                                    2002          2001
                                                  ---------    ---------

            Computer equipment                    $  28,004    $  28,004
            Laboratory and scientific equipment      86,837       68,578
            Furniture and fixtures                   11,114       13,480
                                                  ---------    ---------
                 Total property and equipment       125,955      110,062
            Accumulated depreciation                (49,335)     (27,788)
                                                  ---------    ---------
                 Net property and equipment       $  76,620    $  82,274
                                                  =========    =========

NOTE 5    INTELLECTUAL PROPERTY

          Intellectual property consisted of the following at July 31:

                                          2002            2001
                                       -----------    -----------
            OpTest Technologies        $ 4,614,872    $   397,803
            Patents                        128,434         73,841
            Trademarks                      38,399         25,057
                                       -----------    -----------
                                         4,781,705        496,701
            Accumulated amortization      (158,801)       (11,531)
                                       -----------    -----------
                                       $ 4,622,904    $   485,170
                                       ===========    ===========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OpTest Technologies. Amortization expense was $147,649 and $11,531, respectively for the years ended July 31, 2002 and 2001.

          Effective August 1, 2001, the Company adopted SFAS No. 142. In accordance with SFAS No. 142, the Company completed an impairment test of its intangible assets and determined that no impairment existed as of August 1, 2001 or July 31, 2002. Intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired.

          Upon the adoption of SFAS No. 142, the Company evaluated the estimated useful lives of the existing intangible assets and determined that the existing useful lives were appropriate.

          Future amortization expense for the intangible assets is estimated as follows:

                 Years Ending July 31,
                 ---------------------
                 2003                        $   239,390
                 2004                            239,390
                 2005                            239,390
                 2006                            239,390
                 2007                            239,390
                 Thereafter                    3,425,954
                                             -----------
                                             $ 4,622,904
                                             ===========

NOTE 6    SHAREHOLDERS' EQUITY

          Stock option plans
          The Company has option agreements with a key executive and three stock-based compensation plans, which are discussed below:

          Option and warrant agreement with key executive
          In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chairman of the Board ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 9. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman's employment over a ten-year period after such occurrence, unless the Board of Directors determines otherwise.

          In accordance with generally accepted accounting principles, the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements, and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes (see Note 9).

          Employee stock option plan
          The Employee Stock Option Plan (the "Employee Plan") permits the grant of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which does not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company has reserved 240,000 shares of its authorized but unissued common stock for stock options to be granted under the

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Employee Plan, although management does not intend to issue future options under the Employee Plan. Under the terms of the Employee Plan, options vest at 25% annually. During the year ended July 31, 2002, 128,500 options expired and 5,000 options were exercised, resulting in 106,500 options outstanding under the Employee Plan as of July 31, 2002.

          Incentive stock option plan
          The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which has a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant. Under the terms of the Incentive Plan, options vest 100% upon grant. During the year ended July 31, 2002, the Company issued 112,000 new options, 37,000 options expired and 200,000 options were issued under an exchange agreement dated January 31, 2001, resulting in 497,000 options being outstanding at July 31, 2002.

          Non-qualified stock option plan
          The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which has a maximum ten-year life, is established by the Company's compensation committee on the date of grant. Under the terms of the Non-Qualified Plan, options vest 100% upon grant. During the year ended July 31, 2002, 100,000 options were issued under an exchange agreement dated January 31, 2001. In addition, on May 7, 2002, the Company issued options to purchase 100,000 shares of its common stock to consultants for services to be provided at exercise prices of $2.25 per share, expiring four years from date of issuance. The consultant options vest 50% after one year and 50% after two years. The fair value of the options of $14,760 has been recorded as a charge to operations as of July 31, 2002. As of July 31, 2002, 250,000 options have been granted and remain outstanding under the Non-Qualified Plan.

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

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Accounting for employee based option plans
          The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation expense has been recognized for options issued to employees in conjunction with the stock option agreements and stock-based compensation plans discussed above.

          Had compensation cost been determined based upon the fair value at the grant date under these agreements consistent with SFAS No. 123, the Company's fiscal 2002 and 2001 net loss and loss per share amounts would have been changed to the pro forma amounts indicated below:

                                                   Year            Year
                                                   Ended           Ended
                                               July 31, 2002   July 31, 2001
                                               -------------   -------------

              Net loss - as reported             $(400,733)     $(1,546,710)
                                                 ==========     ===========

              Net loss - pro forma               $(674,319)     $(1,546,710)
                                                 ==========     ===========
              Loss per share - as reported:
                Basic and diluted                $    (.05)     $      (.20)
                                                 ==========     ===========

              Loss per share - pro forma:
                Basic and diluted                $    (.08)     $      (.20)
                                                 ==========     ===========

          The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002: no dividend yield; risk free interest rate of 4.0%; expected life of 10 years; and expected volatility of 134.7%. The weighted average fair value of options granted in fiscal 2002 was $1.79. The weighted average remaining contractual life of options outstanding at July 31, 2002 was 5.2 years. There were no options granted in fiscal 2001.

          The following table summarizes information on stock option activity for the Executive Options, the Employee Plan, the Incentive Plan and the Non-Qualified Plan:

                                                                                  Weighted Average
                                                Number of       Exercise Price     Exercise Price
                                                 Shares           Per Share           Per Share
                                               ---------    --------------------      ---------
          Options outstanding, July 31, 2000   1,036,000    $0.36    -    $12.00       $2.96
          Options expired or cancelled          (524,000)    0.36    -     12.00        4.54
                                               ---------

          Options outstanding, July 31, 2001     512,000     0.36    -      5.00        1.34
          Options granted                        512,000     1.45    -      3.00        1.79
          Options exercised                       (5,000)            0.36               0.36
          Options expired or cancelled          (165,500)    0.36    -      5.00        1.19
                                               ---------

          Options outstanding, July 31, 2002     853,500    $0.36    -    $ 4.00       $1.64
                                               =========

                                  F-16

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          As of July 31, 2002 and 2001, 643,500 and 492,000 options outstanding were currently exercisable and carried weighted average exercise prices of $1.44 and $1.29, respectively.

          The following information summarizes information about stock options outstanding and exercisable at July 31, 2002:

                                      Outstanding               Exercisable
                            -------------------------------   ----------------
                                      Weighted
                                       Average     Weighted           Weighted
                                      Remaining    Average            Average
             Range of                Contractual   Exercise           Exercise
          Exercise Prices   Number   Life (Years)    Price    Number    Price
          ---------------   -------------------------------   ----------------

                   $0.36    106,500      (1)         $0.36    106,500   $0.36
           $1.45 - $1.50    460,000      8.1          1.47    460,000    1.47
           $2.25 - $2.50    260,000      3.2          2.31     50,000    2.50
           $3.00 - $4.00     27,000      1.0          3.24     27,000    3.24
                            -------                           -------
           $0.36 - $4.00    853,500      5.2          1.64    643,500    1.44
                            =======                           =======

          (1) Options expire 90 days after termination of employment.

          Repurchase of common stock
          On July 30, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The repurchase of the Company's common stock was based upon the belief of the Board of Directors that the Company's common stock was undervalued considering the Company's potential earnings and prospects for future operations. Repurchases may be made periodically in the open market, block purchases, or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares.

          From August 1, 2000 through July 31, 2001, the Company repurchased a total of 126,000 shares of its common stock at a cost of $104,081. For the year ended July 31, 2002, the Company repurchased a total of 40,400 shares of its common stock at a cost of $74,644.

NOTE 7    MAJOR CUSTOMERS AND FOREIGN REVENUE

          In fiscal year 2002, sales of $126,469 (19%), and $79,500 (12%) were derived from sales to two separate customers. In fiscal year 2001, sales of $231,027 (27%), $118,450 (14%) and $86,975 (10%) were derived from sales to three separate customers. The Company's operations are located entirely within the United States. However, in fiscal years 2002 and 2001, $144,446 (22%) and $112,471 (13%), respectively, of the
          Company's sales were to foreign customers.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8    INCOME TAXES

          Income tax benefit consisted of the following for the years ended July 31:

                                             2002            2001
                                           ---------      ---------
            Current:
              Federal                      $ 190,977      $ 338,582
              State                             --             --
                                           ---------      ---------
                                             190,977        338,582
                                           ---------      ---------
            Deferred:
              Asset                          145,523           --
                                           ---------      ---------
              Liability:
                     Federal                 (15,908)       (17,562)
                     State                    (2,566)        (2,833)
                                           ---------      ---------
                                             (18,474)       (20,395)
                                           ---------      ---------
            Income tax benefit             $ 318,026      $ 318,187
                                           =========      =========


          The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                 2002          2001
                                               ---------    ---------
            Deferred tax assets:
              Net operating loss               $ 261,912    $ 280,577
              Deferred revenue                    53,382       34,318
              General business credit             26,378       28,895
                                               ---------    ---------
                   Total                         341,672      343,790
               Less valuation allowance         (196,149)    (343,790)
                                               ---------    ---------
                   Net deferred tax asset      $ 145,523    $    --
                                               =========    =========

            Deferred tax liabilities:
               Depreciation and amortization   $ (24,833)   $  (6,358)
                                               ---------    ---------
            Net deferred tax liability         $ (24,833)   $  (6,358)
                                               =========    =========


          The Company recorded an income tax receivable and deferred tax asset as of July 31, 2002, which consisted of $190,977 received in August 2002 related to the carry back of net operating losses and $145,523 resulting from the current year operating loss to be carried back.

          As of July 31, 2002, a valuation allowance of $196,149 has been recorded on the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

          Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income for the years ended July 31, 2002 and 2001 as follows:

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                                              2002       2001
                                                             ------     ------

            Total expense (benefit) computed by:
            Applying the U.S. Federal statutory rate          (34.0)%    (34.0)%
            State income taxes, net of federal tax benefit     (4.0)      (4.0)
            Refundable income taxes                           (26.7)       --
            General business credits and other                  --         2.5
            Valuation allowance                                20.5       18.4
                                                             ------     ------
            Effective tax rate (benefit)                      (44.2)%    (17.1)%
                                                             ======     ======

          The Company has unused general business credits of approximately $26,000 that are available to offset future income taxes. The general business tax credits will expire in 2016.

NOTE 9    COMMITMENTS

          Investments and deferred compensation arrangement
          During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust (see Note 6). The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. Awards of $75,000 were granted for each of the years ended July 31, 2002 and 2001. The funds are subject to the general claims of creditors and are included in investments as of July 31, 2002 and 2001.

          The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2002 and 2001. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

                                                2002          2001
                                              ---------    ---------

            Cost basis                        $ 568,063    $ 492,462
            Unrealized holding (loss) gains    (122,777)      19,434
                                              ---------    ---------
                 Aggregate fair value         $ 445,286    $ 511,896
                                              =========    =========

          Deferred compensation related to the Rabbi Trust was $520,286 and $586,896 as of July 31, 2002 and 2001, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2002 and 2001 which was accrued but unpaid by the Company at year end.

          Operating leases
          The Company leases office space on a month-to-month basis at a monthly cost of $3,277. The Company has negotiated a three-year lease for its laboratory space with a term of October 1, 2002 through September 30, 2005. Total rent expense was approximately $86,024 and $106,825 in fiscal 2002 and 2001, respectively. Future minimum lease payments on the laboratory lease is as follows:

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                                  Premises
                  Year Ending July 31,              Rent
                  --------------------           ----------

                        2003                     $   33,171
                        2004                         41,441
                        2005                         42,804
                        2006                          7,169
                                                 ----------
                                                 $  124,585
                                                 ==========

          Employment agreement
          On December 1, 1999, the Company entered into an employment agreement with Thomas V. Geimer, CEO and CFO. Mr. Geimer's employment agreement expires on November 30, 2003, is automatically renewable for one-year increments, and provides for a yearly salary of $100,000 with deferred compensation of $75,000 per year (see discussion above under "Investments and deferred compensation arrangement). Mr. Geimer's agreement also contains provisions under which the Company will be obligated to pay Mr. Geimer five times his annual salary and deferred compensation in the amount of $50,000 (an aggregate of $750,000) if a change of control, as defined in the agreement, occurs.

          Employee retirement plan
          During the year ended July 31, 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to 15% of their compensation subject to dollar limitations of the Internal Revenue Code. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. There were no contributions for the years ended July 31, 2002 and 2001.

NOTE 10   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2002 and 2001.

          The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

          The following methods and assumptions were used to estimate the fair value of financial instruments:

               Cash and Cash Equivalents - The carrying amount approximates fair value.
               Investments - The carrying amount is based on quoted market prices plus cash.
               Other Long-Term Liabilities - The carrying amount approximates fair value.

NOTE 11   FOURTH QUARTER ADJUSTMENTS

          The Company adopted SFAS No. 142 effective August 1, 2001. The Company incorrectly accounted for the amortization of existing technology assets upon adoption, and incorrectly classified the value of the contingent common stock issued as goodwill which was not amortized (see Note 3).

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The Company recorded certain adjustments in the fourth quarter relative to (1) the reclassification of goodwill to intellectual property and (2) the amortization of intellectual property amounting to approximately $140,000. Of the aggregate amortization amount, $26,000 and $56,000 relate to the second and third quarters of the year ended July 31, 2002, respectively.

NOTE 12   BUSINESS SEGMENT INFORMATION

          The Company operates in two business segments: software tools and related consulting services and the general area of biosciences, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the fiscal year ended July 31, 2002 and 2001 is presented for the principal business segments as follows:

                                           Software Tools   Biosciences
            Year Ending July 31, 2002      and Consulting     Business         Total
            ----------------------------------------------------------------------------
            Revenues                        $    652,553    $      1,424    $    653,977
            Costs and expenses                   729,225         694,047       1,423,272
            Interest income                      192,410            --           192,140
            Segment loss, pre-tax                (22,207)       (696,552)       (718,759)
            Income tax benefit                   190,977         127,049         318,026

            Total assets                      10,335,770       4,688,164      15,023,934
            Intellectual property, net              --         4,622,904       4,622,904
            Depreciation and amortization
                 expense                           7,188         163,191         170,379
            Capital expenditures                    --            18,260          18,260


                                        Software Tools   Biosciences
            Year Ending July 31, 2001   and Consulting     Business         Total
            -------------------------------------------------------------------------
            Revenues                     $    855,660    $       --      $    855,660
            Costs and expenses              2,021,137         273,284       2,294,421
            Interest income                   546,409            --           546,409
            Impairment loss                  (544,809)           --          (544,809)
            Segment loss, pre-tax          (1,591,613)       (273,284)     (1,864,897)
            Income tax benefit                271,560          46,627         318,187

            Total assets                   10,182,228         549,516      10,731,744
            Intellectual property, net           --           485,170         485,170
            Depreciation and
                 amortization expense         620,038          18,388         638,426
            Capital expenditures                 --            68,577          68,577


NOTE 13   LEGAL PROCEEDINGS

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

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Concluded legal matters
          On November 16, 1999, the United States Securities and Exchange Commission ("SEC") filed suit in the United States District Court for the District of Colorado against Accelr8 Technology Corporation, Thomas V. Geimer, Harry J. Fleury, and James Godkin, captioned Securities and Exchange Commission v. Accelr8 Technology Corporation, et al., and Civil Action No. 99-D-2203. The SEC sought an injunction permanently restraining and enjoining each defendant from violating
          Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder; Section 13(a) of the Securities Exchange Act of 1934, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and, in addition, that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Securities Exchange Act of 1934, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder related to securities fraud, Section 13 of the Exchange Act and the rules thereunder relate to reporting and record keeping. The SEC alleged that the Defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings. The SEC also alleged that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records, and made misrepresentations to the Company's accountants. On July 12, 2001, the Defendants, without admitting or denying the allegations of the Third Amended Complaint filed by the SEC, consented to the entry of Final Orders in which the court dismissed the securities fraud claims against all Defendants with prejudice, made no findings that any violation of law occurred, and enjoined the Defendants from future violations of Section 13 of the Exchange Act, and the regulations thereunder referred to above. In addition, Mr. Geimer paid a civil penalty of $65,000, Mr. Fleury paid a civil penalty of $20,000, and Mr. Godkin paid a civil penalty of $20,000. All costs, expenses, civil penalties, and liabilities incurred by the Defendants in defending and settling this matter were borne by the Company. No further action is anticipated in this matter.

          On May 24, 2000, William Dews, an alleged shareholder of Accelr8, filed a derivative action on behalf of the Company, against Thomas Geimer, A. Alexander Arnold III and David Wilhelm, captioned John William Dews v. Thomas V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). That action alleged various breaches of fiduciary duty arising out of Accelr8's accounting and public reporting during 1997 through 1999. On January 4, 2002, the Court approved a settlement between the parties pursuant to which the complaint was dismissed without prejudice, with no payments to be made by or on behalf of the defendants.

          On July 14, 2000, the Agricultural Excess and Surplus Insurance Company ("AESIC"), which is the carrier of Accelr8's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit with a $100,000 deductible. The Company and certain individuals made demand for coverage under that policy relating to third party claims involving the Company's accounting and public reporting from 1997 to 1999. AESIC alleged that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants answered the Complaint, in which they denied the claim for rescission, and filed a counterclaim seeking damages for the insurer's refusal to provide the benefits of insurance.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Subsequent to July 31, 2002, the parties settled this lawsuit and AESIC paid $825,000 to the Company on November 5, 2002 in full satisfaction of all claims. See discussion below under "Pending legal matters" for accounting treatment at July 31, 2002.

          Pending legal matters
          On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and Accelr8 Technology Corporation as a nominal defendant. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of
          Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder, relating to the Company's accounting and public disclosure from October 1997 to November 1999. The Defendants have answered the Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification. The defendants have answered the Hongerholt derivative complaint, and have denied all claims.

          In connection with this proceeding, Accelr8's Board of Directors appointed David G. Palmer, Esquire, as independent counsel to serve as a Special Litigation Committee to investigate the claims and circumstances relating to the derivative action filed by Derrick Hongerholt and to determine whether the derivative action should be terminated. On September 10, 2002, the Special Litigation Counsel determined, after investigation, that the derivative claims were without factual merit, and should be dismissed.

          Subsequent events: settlement agreements
          On November 4, 2002, the parties agreed to a settlement of the derivative action, under which that action would be dismissed with prejudice upon an exchange of releases, with no payments made by or on behalf of any of the Defendants. The settlement is subject to Court approval, and while the Company believes that approval is probable, there can be no assurance that the settlement will be approved. In the event that the settlement is not approved, and the litigation proceeds, the Company is bearing the costs of defense in accordance with indemnification agreements for all Defendants, which costs may be material to the Company. No claims are asserted against the Company in the derivative action.

          On October 30, 2002, the parties to the Consolidated Amended Class Action Complaint ("Class Action") executed a Memorandum of Understanding setting out an agreement in principle to settle the

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Class Action against all parties. Under the contemplated settlement, the Company will contribute to a settlement fund $450,000, and 375,000 shares of common stock in the Company. The settlement fund will be distributed in a manner over which the Company has no control. This agreement in principle is subject to formal documentation and Court approval. Although the Company believes that it is probable that the parties will complete formal documentation of the settlement agreement, and that the settlement will be approved, there can be no assurance that completion of the settlement, and Court approval will occur. In the event that the settlement is not completed, the litigation will continue. While the Company believes it has substantial defenses to the Class Action claims, there is no assurance that the resolution of the Class Action will not have a material adverse effect on the Company.

          SFAS No. 5, "Accounting for Contingencies," requires loss contingencies to be accrued if it is probable an asset has been impaired or a liability incurred at the balance sheet date and the amount of loss can be reasonably estimated. Since the settlement terms discussed above satisfy the criteria for accrual of a loss contingency under SFAS No. 5, the $450,000 cash settlement has been accrued as a current liability and the value of the 375,000 shares of stock to be issued have been recorded in the statement of shareholders' equity as of July 31, 2002. The stock to be issued was valued using the market price of the Company's common stock on the date the parties agreed to the terms of the settlement. If the final settlement terms are amended from those stated above, adjustments to the Company's financial statements would be necessary in the year ended July 31, 2003. Furthermore, the $825,000 settlement receivable from AESIC has been recorded as a current receivable in the Company's financial statements as of July 31, 2002.

NOTE 14   NON-CASH FINANCING AND INVESTING ACTIVITY:

          The Company issued 1,813,793 shares of common stock valued at $4,217,069 for the OpTest technology assets. See Note 3 for further discussion.

          Also, on October 30, 2002, the Company agreed to issue 375,000 shares of common stock under a settlement agreement as discussed in Note 13.