Form 10QSB
period 2002-10-31
ACCELR8 TECHNOLOGY CORP
filed 2002-12-13
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002
                                               -----------------


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

                                   Yes  X   No
                                      -----   -----

Number of shares outstanding of the issuer's Common Stock:

         Class                                   Outstanding at October 31, 2002
         -----                                   -------------------------------
Common Stock, no par value                                   9,411,210

Accelr8 Technology Corporation

                                      INDEX
                                      -----
                                                                            Page
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets - as of
                    October 31, 2002 (unaudited) and July 31, 2002           3

                  Statements of Operations
                    for the three months ended October 31, 2002
                    and 2001 (unaudited)                                     4

                  Statements of Cash Flows
                    for the three months ended October 31, 2002
                    and 2001 (unaudited)                                     5

                  Notes to Unaudited Financial Statements                    6

     Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           12

     Item 3.      Controls and Procedures                                   16

PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                         16

                     See note 6 to unaudited financial statements.

     Item 2.      Changes in Securities and Use of Proceeds                 16

                     Not applicable.

     Item 3.      Defaults of Senior Securities                             16

                     Not applicable

     Item 4.      Submission of Matters to a Vote of Security Holders       16

     Item 5.      Other Information                                         17

                     Not applicable.

     Item 6.      Exhibits and Reports on Form 8-K                          17

SIGNATURES                                                                  18



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
----------------------------


                                  Accelr8 Technology Corporation
                                          Balance Sheets


                                                                      October 31,      July 31,
ASSETS                                                                   2002            2002
                                                                     ------------    ------------
                                                                      (Unaudited)
Current Assets:
     Cash and cash equivalents                                       $  8,641,482    $  8,631,192
     Accounts receivable, net                                              48,712          24,767
     Prepaid expenses and other current assets                             40,615          61,665
     Insurance recovery receivable (Note 6)                               825,000         825,000
     Income tax receivable and deferred tax asset                         145,523         336,500
                                                                     ------------    ------------
         Total current assets                                           9,701,332       9,879,124

Property and equipment, less accumulated depreciation of
     $55,485 and $49,335, respectively                                     70,470          76,620

Investments                                                               511,731         445,286

Intellectual property, less accumulated
      amortization of $218,741 and $158,801, respectively (Note 4)      4,573,288       4,622,904
                                                                     ------------    ------------

Total assets                                                         $ 14,856,821    $ 15,023,934
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                $    128,511    $     87,599
     Accrued liabilities                                                   24,977          29,489
     Accrued settlement loss (Note 6)                                     450,000         450,000
     Deferred maintenance revenue                                         154,225         164,879
     Other deferred revenue                                                20,000           2,200
                                                                     ------------    ------------
         Total current liabilities                                        777,713         734,167
                                                                     ------------    ------------

Long-Term Liabilities:
     Deferred tax liabilities                                              24,833          24,833
     Deferred compensation                                                530,481         520,286
                                                                     ------------    ------------
       Total long-term liabilities                                        555,314         545,119

Total liabilities                                                       1,333,027       1,279,286
                                                                     ------------    ------------
Shareholders' Equity
     Common stock, no par value; 11,000,000 shares authorized;
       9,411,210 shares issued and outstanding                         12,342,020      12,342,020
     Stock to be issued (Note 6)                                          375,000         375,000
     Contributed capital                                                  332,059         329,809
     Retained earnings                                                    748,315         971,419
     Shares held for employee benefit  (1,129,110 shares at cost)        (273,600)       (273,600)
                                                                     ------------    ------------
Total shareholders' equity                                             13,523,794      13,744,648
                                                                     ------------    ------------

Total liabilities and shareholders' equity                           $ 14,856,821    $ 15,023,934
                                                                     ============    ============


                     See accompanying notes to unaudited financial statements.

                                               -3-



                              Accelr8 Technology Corporation
                                 Statements of Operations
                                        (Unaudited)



                                                                  Three Months Ended
                                                              October 31,    October 31,
                                                                 2002           2001
                                                              -----------    -----------
Revenues:
     Product license and customer support fees                $    30,412    $    29,758
     Resale of purchased software and customer support fees       154,677         62,274
     Other Revenue                                                  5,374           --
                                                              -----------    -----------

         Net revenues                                             190,463         92,032
                                                              -----------    -----------
Costs and Expenses:
     Cost of services                                               9,819         51,684
     Cost of software purchased for resale                         30,590          9,658
     General and administrative                                   167,338        162,372
     Marketing and sales                                           74,542         53,293
     Research and development                                      88,573         69,608
     Amortization                                                  59,940          6,345
     Depreciation                                                   6,150          5,325
                                                              -----------    -----------
         Total costs and expenses                                 436,952        358,285
                                                              -----------    -----------
Loss from operations                                             (246,489)      (266,253)
                                                              -----------    -----------
Other income (expense):
     Interest income                                               33,433         75,015
     Unrealized holding loss on investments                        (8,605)       (55,701)
     Realized loss on sale of investments                          (1,443)        (3,034)
     Gain on disposal of fixed assets                                --            8,419
     Abandoned trademark                                             --           (3,929)
                                                              -----------    -----------
     Total other income                                            23,385         20,770
                                                              -----------    -----------
Net loss                                                      $  (223,104)   $  (245,483)
                                                              ===========    ===========
Basic and diluted net loss per share                          $      (.02)   $      (.03)
                                                              ===========    ===========

Weighted average shares outstanding - basic and diluted         9,411,210      7,630,360
                                                              ===========    ===========


                 See accompanying notes to unaudited financial statements

                                           -4-



                               Accelr8 Technology Corporation
                                  Statements Of Cash Flows
                                         (Unaudited)



                                                                     Three Months Ended
                                                                     -------------------
                                                                  October 31,    October 31,
                                                                     2002           2001
                                                                 --------------------------
 Cash flows from operating activities:
     Net loss                                                    $  (223,104)   $  (245,483)
     Adjustments to reconcile net loss to net
         cash provided by (used in) operating activities:
         Amortization                                                 59,940          6,345
         Depreciation                                                  6,150          5,325
         Issuance of stock options for consulting services             2,250           --
         Unrealized holding loss on investments                        8,605         55,701
         Realized (gain) loss on sale of investments, interest
            and dividends reinvested                                     (50)           328
         Gain from disposal of assets                                   --           (8,419)
         Loss on abandoned trademarks                                   --            3,929
     Net change in assets and liabilities:
         Accounts receivable                                         (23,945)        40,078
         Prepaid expenses and other                                   21,050         19,366
         Income tax receivable and deferred tax asset                190,977           --
         Accounts payable                                             40,912            617
         Accrued liabilities                                          (4,512)      (194,305)
         Deferred maintenance revenue                                (10,654)        13,223
         Other deferred revenue                                       17,800           (825)
         Other long-term liabilities                                  10,195        (37,279)
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities        95,614       (341,399)
                                                                 -----------    -----------

Cash flows from investing activities:
     Disposal of assets, net of depreciation                            --            1,160
     Proceeds from disposal of assets                                   --            8,419
     Purchase of intellectual property                               (10,324)        (7,197)
     Purchase of investments                                         (75,000)       (75,000)
                                                                 -----------    -----------
         Net cash used in investing activities                       (85,324)       (72,618)
                                                                 -----------    -----------

Cash flows from financing activities:
     Repurchase of common stock                                         --          (15,805)
     Employee stock options exercised                                   --            1,800
                                                                 -----------    -----------
         Net cash used in financing activities                          --          (14,005)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                  10,290       (428,022)

Cash and cash equivalents, beginning of period                     8,631,192      9,522,343
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $ 8,641,482    $ 9,094,321
                                                                 ===========    ===========

Supplemental information:
     Cash received from income tax refunds                       $   190,977    $      --
                                                                 ===========    ===========


                 See accompanying notes to unaudited financial statements.

                                           -5-

                         Accelr8 Technology Corporation
                     Notes to Unaudited Financial Statements


Note 1.  Basis of Presentation

         The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's annual audited financial statements dated July 31, 2002, included in the Company's annual report on Form 10-KSB as filed with the SEC.

         The management of the Company believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2002 may not be indicative of the results of operations for the year ended July 31, 2003.

Note 2.  Reclassification

         Certain reclassifications have been made in the 2001 financial statements to conform to the classifications used in 2002.

Note 3.  Shareholders' Equity

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

         Between August 1, 2002 and October 31, 2002 the Company did not repurchase any shares of its common stock. During the three month period ended October 31, 2001, the Company repurchased a total of 6,500 shares of its common stock at a cost of $15,805.

         Common Stock Options

         At October 31, 2002, there were 840,000 option shares outstanding at prices ranging from $.36 to $4.00 with expiration dates between July 31, 2003 and August 2, 2011. Included in the 840,000 options are 100,000 options that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under the Company's stock option plans are 257,500.

         Five thousand stock option shares, at a price of $.36 and totaling $1,800 were exercised during the three months ended October 31, 2001.

         On May 7, 2002, the Company issued options to purchase 100,000 shares of its common stock to consultants for services to be provided at an exercise price of $2.25 per share, expiring four years from date of issuance. The consultant options vest 50% after one year and 50% after two years. The incremental increase in the fair value of the options of $2,250 during the three months ended October 31, 2002 was recorded as a charge to operations.

         Stock to be Issued

         See Note 6 to unaudited financial statements for discussion.


Note 4.  Intellectual Property

         Intellectual property consisted of the following:

                                                 October 31,      July 31,
                                                    2002            2002
                                                 ----------      ----------
              OpTest Technologies                $4,614,872      $4,614,872
              Patents                               135,379         128,434
              Trademarks                             41,778          38,399
                                                 ----------      ----------
                                                  4,792,029       4,781,705
              Accumulated amortization             (218,741)       (158,801)
                                                 ----------      ----------
                                                 $4,573,288      $4,622,904
                                                 ==========      ==========


         Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patents and trademarks application life of the OpTest Technologies.

         Effective August 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, the Company completed an impairment test of its intangible assets and determined that no impairment existed as of August 1, 2001 or July 31, 2002. Intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired.



         Upon the adoption of SFAS No. 142, the Company evaluated the estimated useful lives of the existing intangible assets and determined that the existing useful lives were appropriate.

Future amortization expense for the intangible assets is estimated as follows:

              Years Ending July 31,
              ---------------------
                    2003  (9 months)             $   179,450
                    2004                             239,390
                    2005                             239,390
                    2006                             239,390
                    2007                             239,390
                    Thereafter                     3,436,278
                                                   ---------
                                                 $ 4,573,288
                                                 ===========


Note 5.  Business Segment Information

         The Company operates in two business segments: software tools and related consulting services and the general area of biosciences, which includes
DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three months ended October 31, 2002 and 2001 are presented for the principal business segments as follows:

--------------------------------------- -------------------- -------------- ---------------
Three Months Ended                       Software Tools and    Biosciences
October 31, 2002                             Consulting         Business          Total
--------------------------------------- -------------------- -------------- ---------------

--------------------------------------- -------------------- -------------- ---------------
Revenues                                  $   185,089         $    5,374      $   190,463
--------------------------------------- -------------------- -------------- ---------------
Costs and expenses                            205,403            231,549          436,952
--------------------------------------- -------------------- -------------- ---------------
Interest income                                33,433               --             33,433
--------------------------------------- -------------------- -------------- ---------------
Segment gain (loss)                             3,071           (226,175)        (223,104)
--------------------------------------- -------------------- -------------- ---------------

--------------------------------------- -------------------- -------------- ---------------
Total assets                               10,220,058          4,636,763       14,856,821
--------------------------------------- -------------------- -------------- ---------------
Intellectual property, net                       --            4,573,288        4,573,288
--------------------------------------- -------------------- -------------- ---------------
Depreciation and amortization expense           1,800             64,290           66,090
--------------------------------------- -------------------- -------------- ---------------

--------------------------------------- -------------------- -------------- ---------------
Three Months Ended                       Software Tools and    Biosciences        Total
October 31, 2001                             Consulting         Business
--------------------------------------- -------------------- -------------- ---------------

--------------------------------------- -------------------- -------------- ---------------
Revenues                                   $   92,032         $     --        $    92,032
--------------------------------------- -------------------- -------------- ---------------
Costs and expenses                            235,827            122,458          358,285
--------------------------------------- -------------------- -------------- ---------------
Interest income                                75,015             --               75,015
--------------------------------------- -------------------- -------------- ---------------
Segment loss                                 (119,096)          (126,387)        (245,483)
--------------------------------------- -------------------- -------------- ---------------

--------------------------------------- -------------------- -------------- ---------------
Total assets                                9,713,285            540,402       10,253,687
--------------------------------------- -------------------- -------------- ---------------
Intellectual property, net                       --              482,117          482,117
--------------------------------------- -------------------- -------------- ---------------
Depreciation and amortization expense           1,890              9,780           11,670
--------------------------------------- -------------------- -------------- ---------------

                                            -8-

Note 6.  Legal Proceedings

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

         On October 30, 2002, the parties agreed to a settlement of the derivative action, under which that action would be dismissed with prejudice upon an exchange of releases, with no payments made by or on behalf of any of the Defendants. The settlement is subject to Court approval, and while the Company believes that approval is probable, there can be no assurance that the settlement will be approved. A hearing on the approval of the settlement has been set for December 19, 2002. In the event that the settlement is not approved, and the litigation proceeds, the Company is bearing the costs of defense in accordance with indemnification agreements for all Defendants, which costs may be material to the Company. No claims are asserted against the Company in the derivative action.

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

         SFAS No. 5, "Accounting for Contingencies," requires loss contingencies to be accrued if it is probable an asset has been impaired or a liability incurred at the balance sheet date and the amount of loss can be reasonably estimated. Since the settlement terms discussed above satisfy the criteria for accrual of a loss contingency under SFAS No. 5, the $450,000 cash settlement has been accrued as a current liability and the value of the 375,000 shares of stock to be issued have been recorded in the statement of shareholders' equity as of October 31, 2002 and July 31, 2002. The stock to be issued was valued using the market price of the Company's common stock on the date the parties agreed to the terms of the settlement. If the final settlement terms are amended from those stated above, adjustments to the Company's financial statements would be necessary in the year ended July 31, 2003. Furthermore, the $825,000 settlement receivable from AESIC was recorded as a current receivable in the Company's financial statements as of October 31, 2002 and July 31, 2002. Payment was received on November 5, 2002

Note 7.  Recent Accounting Pronouncements

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The Company adopted this standard August 1, 2002 and it had no effect on the Company's financial statements.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Result
--------------------------------------------------------------------------------
         of Operations
         -------------

         Information contained in the following discussion of results of operations and financial condition of the Company contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as may, will, expect, anticipate, estimate, or continue, or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events or developments that the Company expects, believes or anticipates, will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Overview

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

         Based upon the significant decline in sales of its software tools and related consulting services, the Company has taken steps to limit the costs associated with the conduct of this business. These steps included the reduction of the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. The Company does not expect to continue its consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. The Company is also investigating the possibility of selling these business operations to another party although no arrangements or understandings currently exist with respect to the sale of these assets. Management believes that the merger of Hewlett-Packard Company ("HP") and COMPAQ provides an opportunity for the Company to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of HP hardware solutions.

         On January 18, 2001 the Company purchased the OpTest technology assets ("OpTest") from DDx, Inc. ("DDx") and commenced investment in rapid delivery of testing and optimization of OpTest's surface chemistry and quantitative instruments. The Company's goal is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. The Company's proprietary surface chemistry and its quantitative instruments (QuanDx
(TM) and Oter(TM)) support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. The Company has received minimal revenues to date from these products and there is no assurance that the Company will be successful in marketing the new products.

Results of Operations: October 31, 2002 compared to October 31, 2001

         Revenues for the quarter ended October 31, 2002 were $190,463, an increase of $98,431 or 107% as compared to the quarter ended October 31, 2001.

         Product license and customer support fees for the quarter ended October 31, 2002, were $30,412, an increase of $654 or 2.2% as compared to the quarter ended October 31, 2001, and represented 16.0% of revenues. Based on the increased number of inquiries that we have received from the Compaq installed base of DEC (VMS) users, we believe that demand for our migration tools and services may increase going into the first half of calendar 2003. This will be influenced by Hewlett Packard's announcement of new operating systems and hardware solutions to be supported in the future.

         Revenues from the resale of purchased software and customer support for the quarter ended October 31, 2002 were $154,677, an increase of $92,403 or 148% as compared to the quarter ended October 31, 2001, and represented 81.2% of revenues. This increase largely resulted from $81,375 in sales to a single customer as compared to no sales to that customer in the comparable quarter ended October 31, 2001.

         Other revenues for the quarter ended October 31, 2002 were $5,374, as compared to zero revenues for the quarter ended October 31, 2001, and represented 2.8% of revenues. Other revenue represents sales of slides being sold to companies that are evaluating the OpTest technologies.

         During the quarter ended October 31, 2002, sales to the Company's two largest customers were $81,375 and $50,625, representing 42.7% and 26.6% of the Company's revenues, respectively. In comparison, sales to the Company's two largest customers were $55,744 and $20,372, representing 60.6% and 22.1% of the Company's revenues, respectively, for the quarter ended October 31, 2001. The loss of a major customer could have a significant impact on the Company's financial performance in any given period.

         Cost of services for the quarter ended October 31, 2002, was $9,819, a decrease of $41,865 or 81.0% as compared to the quarter ended October 31, 2001. This decrease resulted from fewer engineering salaries and other related personnel costs.

         Cost of software purchased for resale for the quarter ended October 31, 2002, was $30,590, an increase of $20,932 or 217% as compared to the quarter ended October 31, 2001. Software purchased for resale includes cost of maintenance purchased to support previously sold software. The increase in software purchased for resale results from increased revenues from resale of purchased software and customer support and variations in product mix of items sold.

         General and administrative expenses for the quarter ended October 31, 2002, were $167,338, an increase of $4,966 or 3.1% as compared to the quarter ended October 31, 2001, primarily due to decreased salaries of $6,400, consulting fees of $15,000, legal fees of $12,700 and employee related costs of $7,900 offset by increased deferred compensation of $47,500 due to change in market values of securities held in the deferred compensation trust.

         Marketing and sales expenses for the quarter ended October 31, 2002, were $74,542, an increase of $21,249 or 39.9% as compared to the quarter ended October 31, 2001. This increase was due to increased consulting fees of $9,600, costs of promotional materials of $6,700, and costs of participating in trade shows, including cost of attending of $12,100.

         Research and development expenses for the quarter ended October 31, 2002 were $88,573, an increase of $18,965 or 27.3% as compared to the quarter ended October 31, 2001. This increase was largely due to increased salaries of $9,700 and laboratory expense and supplies of $12,000 for the continued development of the OpTest technologies purchased January 18, 2001.

         Amortization for the quarter ended October 31, 2002 was $59,940, an increase of $53,595 or 845% as compared to the quarter ended October 31, 2001. During the second and third quarters of the year ended July 31, 2002, the gross asset basis of intellectual properties increased significantly due to the purchase of the OpTestTM technologies (see discussion in the Company's Form 10-KSB for the year ended July 31, 2002). The increase in amortization expense results from the amortization of the OpTestTM technologies.

         Depreciation for the quarter ended October 31, 2002 was $6,150, an increase of $825 or 15.5% compared to the quarter ended October 31, 2001.

         As a result of these factors, loss from operations for the quarter ended October 31, 2002 was $246,489, a decreased loss of $19,764 or 7.4% as compared to the quarter ended October 31, 2001.

         Interest income for the quarter ended October 31, 2002 was $33,433, a decrease of $41,582 or 55.4% as compared to the quarter ended October 31, 2001. This decrease was mainly due to an average interest rate decrease during the current quarter of about 1.6% and approximately $725,000 less cash earning interest.

         Realized loss on marketable securities held in the deferred compensation trust for the quarter ended October 31, 2002 was $1,443, as compared to a realized loss of $3,034 during the quarter ended October 31, 2001. This loss was the result of selling marketable securities held in the deferred compensation trust. Unrealized loss on marketable securities held in the deferred compensation trust for the quarter ended October 31, 2002 was $8,605 a decrease of $47,096 as compared to the quarter ended October 31, 2001. This decreased loss was the result of changing market value of securities held in the trust.

         There was no gain or loss on asset disposal for the quarter ended October 31, 2002 as compared to a gain on asset disposal of $8,419 for the quarter ended October 31, 2001.

         There was no loss on abandoned trademarks for the quarter ended October 31, 2002 as compared to a loss of $3,929 for the quarter ended October 31, 2001.

         As a result of these factors net loss for the quarter ended October 31, 2002 was $223,104 a decrease of $22,379 or 9.1% as compared to the quarter ended October 31, 2001.

         As of October 31, 2002, a valuation allowance of $196,150 has been recorded on the deferred tax asset. As management has not determined that it is more likely than not that this amount of the deferred tax assets will be realized, no tax benefit was recorded for the quarters ended October 31, 2002 or October 31, 2001.

Capital Resources and Liquidity

         At October 31, 2002, as compared to July 31, 2002, the Company's current assets decreased 1.8% from $9,879,124 to $9,701,332 and the Company's liquidity as measured by available cash, increased 0.1% from $8,631,192 to $8,641,482. Working Capital at October 31, 2002, was $8,923,619 compared to working capital of $9,144,957 at July 31, 2002. During the same period, shareholders' equity decreased 1.6% from $13,744,648 to $13,523,794 largely as a result of the Company's net loss for the quarter ended October 31, 2002.

         The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.


Contractual Obligations

         The following tables set forth information with respect to our contractual obligations and commercial commitments as of October 31, 2002.


---------------------- ---------- -------------- -------------------------------
                                                   Payments due by Period
---------------------- ---------- ------------- --------------------------------
                          Total    1 to 3 years  4 to 5 years  More than 5 years
---------------------- ---------- ------------- -------------- -----------------
Laboratory Lease
Payments(1)             $121,208     $121,208         0                0
---------------------- ---------- ------------- -------------- -----------------
Thomas V. Geimer
Employment Contract(2)  $189,583     $189,583         0                0

---------------------- ---------- ------------- -------------- -----------------

(1) We have a three year lease agreement that began on October 1, 2002 for our laboratory located at 7000 Broadway, Denver Colorado 80221.

(2) Calculated as of October 31, 2002. Mr. Geimer's employment agreement expires on November 30, 2003.

Item 3.  Controls and Procedures
--------------------------------

         Within the 90-day period prior to the date of this report our Chief Executive Officer who is also the Company's Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer/Chief

Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarter report on Form 10-QSB. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Chief Executive Officer/Chief Financial Officer carried out the evaluation.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

         See Note 6 to unaudited financial statements.

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

         Not applicable.

Item 3.  Defaults of Senior Securities
--------------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of the Company's Shareholders was held on December 12, 2002. The matters considered at the meeting were:

         a) The election of Thomas V. Geimer, David C. Wilhelm and A. Alexander Arnold III to the Company's Board of Directors.

         b) To approve certain amendments to the Company's 1996 Non-Qualified Stock Option Plan.

         c) To approve certain amendments to the Company's 1996 Incentive Stock Option Plan.

         d) Ratification of the Election of Anton Collins Mitchell LLP as the Company's independent public accountants for the fiscal year ending July 31, 2003.

         Each of the nominees were elected to the Board of Directors; certain amendments to the 1996 Non-Qualified Stock Option Plan and the 1996 Incentive Stock Option Plan were approved; and Anton Collins Mitchell LLP were ratified as the Company's independent public accountants. The votes cast at the annual meeting upon the matters considered were as follows:

                                       For         Against        Abstain
                                       ---         -------        -------
Election of Directors

   Thomas V. Geimer                 7,786,645       27,120            400
   David C. Wilhelm                 7,783,845       29,629            700
   A. Alexander Arnold III          7,776,844       36,621            700

Approval

   Amendments to 1996 Non-
     Qualified Stock Option Plan    7,514,123      288,862         11,180

   Amendments to 1996 Incentive
     Stock Option Plan               7,509,23      298,022          7,020

Ratification

   Anton Collins Mitchell LLP       7,759,365       51,041          3,759


Item 5.  Other Information
--------------------------

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)       Exhibits:

          1. Exhibit 99.01 Certification of Officers pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          2. Exhibit 99.02 Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          3. Exhibit 99.03 Certification of Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: On August 29, 2002 the Company filed a Form 8-K, reporting under Item 4, changes in the Company's certifying accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 13, 2002                    ACCELR8 TECHNOLOGY CORPORATION
       -----------------



                                            /s/  Thomas V. Geimer
                                            ----------------------------------
                                                 Thomas V. Geimer, Secretary,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


                                            /s/  James Godkin
                                            ----------------------------------
                                                 James Godkin,
                                                 Principal Accounting Officer