Form 10QSB
period 2003-01-31
ACCELR8 TECHNOLOGY CORP
filed 2003-03-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended  January 31, 2003
                                            ------------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                      For the transition period from _______to_______

                      Commission file number    0-11485
                                             ------------------

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

                                Yes  X  No
                                   -----  -----

     Number of shares outstanding of the issuer's Common Stock:

         Class                                  Outstanding at January 31, 2003
         -----                                  -------------------------------
Common Stock, no par value                                 9,411,210
--------------------------                                 ---------

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - as of
            January 31, 2003 and July 31, 2002                               3

          Statements of Operations
            for the three months and six months ended
            January 31, 2003 and January 31, 2002                            4

          Statements of Cash Flows
            for the six months ended January 31, 2003
            and January 31, 2002                                             5

          Notes to Financial Statements                                   6-14

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                15-21

  Item 3. Controls and Procedures                                           21

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                 21

  Item 2. Changes in Securities                                             21

  Item 3. Defaults Upon Senior Securities                                   22

  Item 4. Submission of Matters to a Vote of Security Holders               22

  Item 5. Other Information                                                 22

  Item 6. Exhibits and Reports on Form 8-K                                  22

SIGNATURES                                                                  23


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
-----------------------------
                                  Accelr8 Technology Corporation
                                           Balance Sheet
                                                                     January 31,       July 31,
                                                                        2003            2002
                                                                     ------------    ------------
ASSETS                                                               (Unaudited)

Current Assets:
     Cash and cash equivalents                                       $  9,176,734    $  8,631,192
     Accounts receivable, net                                              80,907          24,767
     Prepaid expenses and other current assets                             96,339          61,665
     Insurance recovery receivable (Note 6)                                  --           825,000
     Income tax receivable and deferred tax asset                         257,255         336,500
                                                                     ------------    ------------

         Total current assets                                           9,611,235       9,879,124

Property and equipment, less accumulated depreciation of
     $61,635 and $49,335, respectively                                     78,305          76,620

Investments                                                               493,118         445,286

Intellectual property, less accumulated
      amortization of $278,681 and $158,801, respectively (Note 4)      4,516,974       4,622,904
                                                                     ------------    ------------

Total assets                                                         $ 14,699,632    $ 15,023,934
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                $    145,627    $     87,599
     Accrued liabilities                                                   30,752          29,489
     Accrued settlement loss (Note 6)                                     450,000         450,000
     Deferred maintenance revenue                                         162,462         164,879
     Other deferred revenue                                                 3,290           2,200
                                                                     ------------    ------------

         Total current liabilities                                        792,131         734,167
                                                                     ------------    ------------

Long-Term Liabilities:
     Deferred tax liabilities                                              40,348          24,833
     Deferred compensation                                                530,618         520,286
                                                                     ------------    ------------

         Total long-term liabilities                                      570,966         545,119
                                                                     ------------    ------------

     Total liabilities                                                  1,363,097       1,279,286
                                                                     ------------    ------------

Shareholders' Equity (Note 3)
     Common stock, no par value; 11,000,000 shares authorized;
       9,411,210 shares issued and outstanding                         12,342,020      12,342,020
     Stock to be issued (Note 6)                                          375,000         375,000
     Contributed capital                                                  349,069         329,809
     Retained earnings                                                    544,046         971,419
     Shares held for employee benefit  (1,129,110 shares at cost)        (273,600)       (273,600)
                                                                     ------------    ------------

         Total shareholders' equity                                    13,336,535      13,744,648
                                                                     ------------    ------------

Total liabilities and shareholders' equity                           $ 14,699,632    $ 15,023,934
                                                                     ============    ============

                     See accompanying notes to unaudited financial statements.


                                      Accelr8 Technology Corporation
                                         Statements of Operations
                                                (Unaudited)


                                                     Three Months Ended            Six Months Ended
                                                 --------------------------    --------------------------
                                                 January 31,    January 31,    January 31,    January 31,
                                                    2003           2002           2003           2002
                                                 -----------    -----------    -----------    -----------
Revenues:
     Consulting fees                             $    20,000    $      --      $    20,000    $      --
     Product license and customer support fees        85,320         87,517        115,732        117,276
     Resale of software purchased                     85,448        100,528        242,125        163,857
     OptiChem(TM)revenue                              13,227           --           18,601           --
     Provision for returns and allowances             (1,955)        (1,390)        (3,955)        (2,445)
                                                 -----------    -----------    -----------    -----------

         Net Revenues                                202,040        186,655        392,503        278,688
                                                 -----------    -----------    -----------    -----------

Costs and Expenses:
     Cost of services                                 11,851         35,394         21,671         87,078
     Cost of software purchased for resale             8,173         15,548         38,763         25,206
     General and administrative                      214,588        214,851        381,925        377,223
     Marketing and sales                              69,425         45,914        143,968         99,207
     Research and development                        140,347         84,662        228,920        154,270
     Amortization                                     59,940           --          119,880          6,345
     Depreciation                                      6,150          5,325         12,300         10,650
                                                 -----------    -----------    -----------    -----------

         Total Costs and Expenses                    510,474        401,694        947,427        759,979
                                                 -----------    -----------    -----------    -----------

Loss from operations                                (308,434)      (215,039)      (554,924)      (481,291)
                                                 -----------    -----------    -----------    -----------

Other income (expense):
     Interest income                                  28,034         45,136         61,467        120,151
     Unrealized (loss) gain on investments           (18,935)        24,465        (27,539)       (31,236)
     Realized (loss) gain on investments              (1,150)        (1,228)        (2,593)        (4,262)
     Abandoned trademark                                --             --             --           (3,930)
     Gain on asset disposal                             --            2,034           --           10,453
                                                 -----------    -----------    -----------    -----------

         Total other income                            7,949         70,407         31,335         91,176
                                                 -----------    -----------    -----------    -----------

Loss before income taxes                            (300,485)      (144,632)      (523,589)      (390,115)

Income tax benefit                                    96,216           --           96,216           --
                                                 -----------    -----------    -----------    -----------

Net Loss                                         $  (204,269)   $  (144,632)   $  (427,373)   $  (390,115)
                                                 ===========    ===========    ===========    ===========

Net loss per share - basic and diluted           $      (.02)   $      (.02)   $      (.05)   $      (.05)
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic
  and diluted                                      9,411,210      7,763,849      9,411,210      7,698,871
                                                 ===========    ===========    ===========    ===========

                         See accompanying notes to unaudited financial statements.


                                  Accelr8 Technology Corporation
                                     Statements of Cash Flows
                                            (Unaudited)

                                                                         Six Months Ended
                                                                     January 31,    January 31,
                                                                        2003           2002
                                                                     -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                        $  (427,373)      (390,115)
     Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
         Amortization                                                    119,880          6,345
         Depreciation                                                     12,300         10,650
         Increase in fair value of stock options granted
           for consulting services                                        19,260           --
         Gain from disposal of assets                                       --          (10,453)
         Loss on abandoned trademarks                                       --            3,929
         Unrealized holding loss on investments                           27,539         30,939
         Realized (gain) loss on sale of investments, interest and
           dividends reinvested                                             (371)           282
         Income tax receivable and deferred income tax asset              94,760           --
         Net change in assets and liabilities:
           Accounts receivable                                           (56,140)       (29,390)
           Insurance recovery receivable                                 825,000           --
           Inventory                                                        --              875
           Prepaid expenses                                              (34,674)       (30,364)
           Accounts payable                                               58,028        (51,963)
           Accrued liabilities                                             1,263       (190,511)
           Deferred maintenance revenue                                   (2,417)       (29,550)
           Other deferred revenue                                          1,090           (825)
           Other long-term liabilities                                    10,332          6,235
                                                                     -----------    -----------

         Net cash  provided by (used in) operating activities            648,477       (673,916)
                                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of fixed assets, net                                       (13,985)          --
     Proceeds on disposal of assets                                         --           11,636
     Purchase of intellectual property                                   (13,950)       (47,660)
     Purchase of investments                                             (75,000)       (75,000)
                                                                     -----------    -----------

         Net cash used in investing activities                          (102,935)      (111,024)
                                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                             --          (46,674)
     Employee stock option exercised                                        --            1,800
                                                                     -----------    -----------

         Net cash provide by (used in) financing activities                 --          (44,874)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     545,542       (829,814)

Cash and cash equivalents, beginning of period                         8,631,192      9,522,343
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $ 9,176,734    $ 8,692,529
                                                                     ===========    ===========

Supplemental information:
     Cash received from income tax refunds                           $   190,977    $      --
                                                                     ===========    ===========


                     See accompanying notes to unaudited financial statements

                                                -5-

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

               For the six months ended January 31, 2003 and 2002

 Note 1. Basis of Presentation

     The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2002, included in our annual report on Form 10-KSB as filed with the SEC.

     Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three and six month periods ended January 31, 2003 may not be indicative of the results of operations for the year ended July 31, 2003.

Note 2.  Reclassification

     Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the classifications used in fiscal 2003.

 Note 3.  Shareholders' Equity

          Repurchase of Common Stock

     On July 30, 1998, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock. The decision to repurchase our common stock was based upon the Board of Directors' belief that our common stock was undervalued considering the potential earnings and prospects for future operations. Repurchases may be made periodically in the open market, block purchases or in privately negotiated transactions, depending on market conditions and other factors. We have no commitment or obligation to repurchase all or any portion of the common stock.

     Between August 1, 2002 and January 31, 2003, we did not repurchase any shares of our common stock. During the six month period ended January 31, 2002, we repurchased a total of 19,900 shares of our common stock at a cost of $46,674.

     Common Stock Options

     At January 31, 2003, there were 740,000 stock options outstanding at prices ranging from $1.45 to $3.25 with expiration dates between July 31, 2003 and August 2, 2011, plus 100,000 stock options outstanding at a price of $0.36 that do not expire as long as the recipient remains an employee of the Company. The remaining number of option shares available for issuance under our stock option plans is 257,500. For the six months ended January 31, 2003 and 2002, stock options exercisable into 840,000 and 739,500 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

     During the six months ended January 31, 2002, five thousand stock options were exercised at a price of $.36 and totaling $1,800.

     On May 7, 2002, we granted options to purchase 100,000 shares of our common stock to consultants for services to be provided at an exercise price of $2.25 per share, expiring on May 7, 2006. The consultant options are subject to a vesting schedule of 50% after the first year of grant and 50% after the second year of grant. The incremental increase in the fair value of the options of $19,260 during the six months ended January 31, 2003 was recorded as a charge to operations.

     Stock to be Issued

     See Note 6 to unaudited financial statements for discussion.


Note 4.  Intellectual Property

          Intellectual property consisted of the following: January 31, July 31,

                                                       2003           2002
                                                   -----------    -----------

               OpTestTM Technologies               $ 4,616,312    $ 4,614,872
               Patents                                 137,177        128,434
               Trademarks                               42,166         38,399
                                                   -----------    -----------
                                                     4,795,655      4,781,705
               Less:  Accumulated amortization        (278,681)      (158,801)
                                                   -----------    -----------
                                                   $ 4,516,974    $ 4,622,904
                                                   ===========    ===========


     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patents and trademarks application life of the OpTestTM Technologies.

     Effective August 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, we completed an impairment test of our intangible assets and determined that no impairment existed as of August 1, 2001 or July 31, 2002. Intangible assets will be tested annually and whenever events and circumstances occur indicating that the assets may be impaired.

     Upon the adoption of SFAS No. 142, we evaluated the estimated useful lives of the existing intangible assets and determined that the existing useful lives were appropriate.

     Future amortization expense for the intangible assets is estimated as follows:

               Years Ending July 31,
                   2003  (6 months)         $  119,880
                   2004                        239,390
                   2005                        239,390
                   2006                        239,390
                   2007                        239,390
                   Thereafter                3,439,534
                                            ----------
                                            $4,516,974
                                            ==========


 Note 5.  Business Segment Information

     The Company operates in two business segments: (i) software tools and related consulting services and (ii) biosciences, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three and six months ended January 31, 2003 and 2002 are presented for the principal business segments as follows:

                                       Software Tools
Three Months Ended                       Support and     Biosciences
January 31, 2003                         Consulting       Business          Total
---------------------------             ------------    ------------    ------------
Revenues                                $    188,813    $     13,227    $    202,040
Costs and expenses                           216,197         294,277         510,474
Interest income                               28,034            --            28,034
Segment loss                                 (19,435)       (281,050)       (300,485)
Tax benefit                                    6,254          89,962          96,216
Total assets                               9,876,748       4,822,884      14,699,632
Intellectual property, net                      --         4,516,974       4,516,974
Depreciation and amortization expense          1,800          64,290          66,090


                                       Software Tools
Three Months Ended                       Support and    Biosciences
January 31, 2002                         Consulting       Business          Total
---------------------------             ------------    ------------    ------------
Revenues                                $    186,655    $       --      $    186,655
Costs and expenses                           278,435         123,259         401,694
Interest income                               45,136            --            45,136
Segment loss                                 (21,373)       (123,259)       (144,632)
Total assets                               9,450,960       2,855,492      12,306,452
Intellectual property, net                      --         2,798,892       2,798,892
Depreciation and amortization expense          1,890           3,435           5,325


                                       Software Tools
Six Months Ended                         Support and    Biosciences
January 31, 2003                         Consulting       Business         Total
---------------------------             ------------    ------------    ------------
Revenues                                $    373,902    $     18,601    $    392,503
Costs and expenses                           421,601         525,826         947,427
Interest income                               61,467            --            61,467
Segment loss                                 (16,364)       (507,225)       (523,589)
Tax benefit                                    6,254          89,962          96,216
Total assets                               9,876,748       4,822,884      14,699,632
Intellectual property, net                      --         4,516,974       4,516,974
Depreciation and amortization expense          3,600         128,580         132,180



                                       Software Tools
Six Months Ended                        Support and     Biosciences
January 31, 2002                         Consulting       Business          Total
---------------------------             ------------    ------------    ------------
Revenues                                $    278,688    $       --      $    278,688
Costs and expenses                           514,262         245,717         759,979
Interest income                              120,151            --           120,151
Segment loss                                (140,469)       (249,646)       (390,115)
Total assets                               9,450,960       2,855,492      12,306,452
Intellectual property, net                      --         2,798,892       2,798,892
Depreciation and amortization expense          3,780          13,215          16,995


Note 6.  Legal Proceedings

     We are a party to certain legal proceedings, the outcome of which management believes will not have a significant impact upon our financial position. We are not able to predict the outcome of the pending legal matters described below with any degree of certainty, and there can be no assurance that the resolution of one or more of the cases described below may not have a material adverse effect on the Company.

Concluded legal matters

     On November 16, 1999, the SEC filed suit in the United States District Court for the District of Colorado against Accelr8 Technology Corporation, Thomas V. Geimer, Harry J. Fleury, and James Godkin, captioned Securities and Exchange Commission v. Accelr8 Technology Corporation, et al., and Civil Action No. 99-D-2203. The SEC sought an injunction permanently restraining and enjoining each defendant from violating Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated thereunder; Section 13(a) of the Exchange Act, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and, in addition, that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Exchange Act,
Section 10(b) of the Exchange Act and Rule 10b-5 thereunder related to securities fraud, Section 13 of the Exchange Act and the rules thereunder relate to reporting and record keeping. The SEC alleged that the Defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings. The SEC also alleged that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records, and made misrepresentations to the Company's accountants. On July 12, 2001, the Defendants, without admitting or denying the allegations of the Third Amended Complaint filed by the SEC, consented to the entry of Final Orders in which the court dismissed the securities fraud claims against all Defendants with prejudice, made no findings that any violation of law occurred, and enjoined the Defendants from future violations of Section 13 of the Exchange Act, and the regulations thereunder referred to above. In addition, Mr. Geimer paid a civil penalty of $65,000, Mr. Fleury paid a civil penalty of $20,000, and Mr. Godkin paid a civil penalty of $20,000. All costs, expenses, civil penalties, and liabilities incurred by the Defendants in defending and settling this matter were borne by the Company. No further action is anticipated in this matter.

     On May 24, 2000, William Dews, an alleged shareholder filed a derivative action on behalf of the Company, against Thomas V. Geimer, A. Alexander Arnold III and David Wilhelm, captioned John William Dews v. Thomas V. Geimer, et al., Civil Action No. 00-CV-2785 (District Court, City and County of Denver, Colorado). That action alleged various breaches of fiduciary duty arising out of the Company's accounting and public reporting during 1997 through 1999. On January 4, 2002, the Denver District Court approved a settlement between the parties pursuant to which the complaint was dismissed without prejudice, with no payments to be made by or on behalf of the defendants.

     On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and Accelr8 Technology Corporation as a nominal defendant. The defendants have answered the Hongerholt derivative complaint, and have denied all claims. In connection with this proceeding, the Company's Board of Directors appointed David G. Palmer, Esquire, as independent counsel to serve as a Special Litigation Committee to investigate the claims and circumstances relating to the derivative action filed by Derrick Hongerholt and to determine whether the derivative action should be terminated. On September 10, 2002, the Special Litigation Counsel determined, after investigation, that the derivative claims were without factual merit, and should be dismissed. On October 30, 2002, the parties agreed to a settlement of the derivative action, under which that action would be dismissed with prejudice upon an exchange of releases, with no payments made by or on behalf of any of the Defendants. A hearing on the approval of the settlement was held December 19, 2002 at which time the Court approved a settlement between the parties pursuant to which the complaint was dismissed without prejudice, with no payments to be made by or on behalf of the defendants.

     On July 14, 2000, the Agricultural Excess and Surplus Insurance Company ("AESIC"), which is the carrier of the Company's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy has a $1 million limit with a $100,000 deductible. The Company and certain individuals made demand for coverage under that policy relating to third party claims involving the Company's accounting and public reporting from 1997 to 1999. AESIC alleged that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants answered the complaint, in which they denied the claim for rescission, and filed a counterclaim seeking damages for the insurer's refusal to provide the benefits of insurance.

     Subsequent to July 31, 2002, the parties settled this lawsuit and AESIC paid $825,000 to the Company on November 5, 2002 in full satisfaction of all claims.

Pending legal matters

     On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. These actions have been consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleges violations of Section 10(b) of the Exchange, and Rule 10b-5 thereunder, relating to the Company's accounting and public disclosure from October 1997 to November 1999. The Defendants have answered the Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification.

     The parties to the Consolidated Amended Class Action Complaint ("Class Action") have reached an agreement in principle to settle the Class Action against all parties. Under the contemplated settlement, the Company will contribute to a Settlement Fund $450,000 and 375,000 chares of common stock in the Company. The Settlement Fund will be distributed in a manner over which the Company has no control. This agreement in principle is subject to Court approval. On February 28, 2003, the Court issued a Preliminary Order Approving Settlement and Attached Documents, and scheduled a settlement fairness hearing for May 20, 2003. Under the terms of the agreement, on March 4, 2003 the Company deposited $450,000 into an escrow account pending final approval of the settlement. In the event that final approval of the settlement is not given, the escrowed funds will be returned, less expenses incurred for the cost of notification to class members. Although management believes that it is probable that the settlement agreement will receive final court approval, there can be no assurance that court approval will occur. In the event that the settlement is not completed, the litigation will continue. While management believes it has substantial defenses to the Class Action claims, there is no assurance that the resolution of the Class Action will not have a material adverse effect on the Company.

     SFAS No. 5, "Accounting for Contingencies," requires loss contingencies to be accrued if it is probable an asset has been impaired or a liability incurred at the balance sheet date and the amount of loss can be reasonably estimated. Since the settlement terms discussed above satisfy the criteria for accrual of a loss contingency under SFAS No. 5, the $450,000 cash settlement has been accrued as a current liability and the value of the 375,000 shares of stock to be issued have been recorded in the statement of shareholders' equity as of January 31, 2003 and July 31, 2002. The stock to be issued was valued using the market price of the Company's common stock on the date the parties agreed to the terms of the settlement. If the final settlement terms are amended from those stated above, adjustments to the Company's financial statements would be necessary for the year ended July 31, 2003. Furthermore, the $825,000 settlement receivable from AESIC was recorded as a current receivable in the Company's financial statements as of October 31, 2002 and July 31, 2002. Payment was received on November 5, 2002.

     On November 20, 2002, the Company initiated an action against Deloitte & Touche, LLP, ("Deloitte"), the Company's former auditors, captioned Accelr8 Technology Corporation v. Deloitte & Touche, LLP., Case No. 02CV8102, District Court, City and County of Denver, State of Colorado. In that action, the Company seeks damages from Deloitte for breach of contract. On January 13, 2003, Deloitte answered the Complaint and filed a counterclaim against the Company, and third-party claims against Thomas V. Geimer and Harry J. Fleury. The counter-claim asserts claims for breach of contract, deceit based on fraud, and negligent misrepresentation and seeks unspecified damages. Third-party claims allege deceit based on fraud and negligent misrepresentation, and also seek unspecified damages. On February 18, 2003, the Company, as Counter-claim Defendant, and Messrs. Geimer and Fleury, as Third-party Defendants, moved to dismiss the counterclaims and third-party complaint. That motion is pending. While the Company and Messrs. Geimer and Fleury believe they have substantial defenses to the counterclaims and third-party claims respectively, and intend to contest those claims vigorously, there can be no assurance that the resolution of the counterclaims and third party claims will not have a material adverse effect on the Company.

Note 7.    Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We adopted this statement on August 1, 2002 and it had no material impact on our financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. We adopted this statement August 1, 2002 and it had no material impact on our financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current generally accepted accounting standards criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. We adopted this standard August 1, 2002 and it had no effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of the recognition of future restructuring costs as well as the amount recognized. Adoption of this standard did not have any effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ended July 31, 2003 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarter ending April 30, 2003. We will continue to account for stock based compensation using the intrinsic value method.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. This statement did not have any effect on our financial statements as of January 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities, as defined. FIN No. 46 is applicable to our financial statements to be issued after July 31, 2003. This statement did not have any effect on our financial statements as of January 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended July 31, 2002, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Overview
--------

     Accelr8 Technology Corporation has been a provider of software tools and consulting services for the modernization of software applications running on the VMS operating systems developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Computer Corporation ("COMPAQ") as a result of its purchase of DEC. These assets were merged into Hewlett Packard Company ("HP") in 2002. Our consulting services and software conversion tools enable the Company's customers to analyze and implement conversions to UNIX, Linux and NT operating systems from VMS in a predictable and cost-effective manner. Our clients include a number of Fortune 1000 companies and government agencies.

     Based upon the significant decline in sales of our software tools and related consulting services, we have taken steps to limit the costs associated with the conduct of this business. These steps included the reduction of the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. We do not expect to continue our consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. We are also investigating the possibility of selling these business operations to another party although no arrangements or understandings currently exist with respect to the sale of these assets. Management believes that the merger of HP and COMPAQ provides an opportunity for the Company to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of HP hardware solutions, as well as hardware solutions provided by Sun Microsystems and IBM.

     On January 18, 2001, we purchased the OpTest technology assets ("OpTest") from DDx, Inc. and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem(TM)) and quantitative instruments (QuanDx(TM) and OTER(TM)). Our goal is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. Our proprietary surface chemistry and its quantitative instruments (QuanDx (TM) and Oter(TM)) support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. We have received minimal revenues to date from these products and there is no assurance that we will be successful in marketing the new products. However, during the six months ended January 31, 2003, the Company's OptiChem(TM) slides have been offered commercially in the microarray marketplace and have resulted in sales revenue of $18,601.

     The scientific agenda has also included the manufacture of a customized surface for a proteomics customer who is committed to the use of proprietary probe technology. We believe that successful implementation of this unique application could, when licensed, contribute to immediate recognition of the OptiChem(TM) surface chemistry as a new benchmark for diagnostic applications and could attract other DNA "content" providers for use as a microarray platform.

Changes in Results of Operations: Six months ended January 31, 2003 compared to six months ended January 31, 2002

     Consulting fees for the six months ended January 31, 2003 were $20,000, as compared to none for the six months ended January 31, 2002, and represented 5.1% of net revenues, due to a code analysis project for a single customer.

     Product license and customer support fees for the six months ended January 31, 2003, were $115,732 a decrease of $1,544 or 1.3% as compared to the six months ended January 31, 2002, and represented 29.5% of net revenues.

     Revenues from the resale of purchased software including purchased maintenance for the six months ended January 31, 2003 were $242,125, an increase of $78,268 or 47.8% as compared to the six months ended January 31, 2002, and represented 61.7% of net revenues. This increase largely resulted from the sale of three software tools to a single customer.

     OptiChem(TM) revenues for the six months ended January 31, 2003 were $18,601 as compared to none for the six months ended January 31, 2002 and represented 4.74% of net revenues. This product was not available for sale in the period ended January 31, 2002.

     Due to the above factors, net revenues for the six months ended January 31, 2003, were $392,503 after a provision of $3,955, or 1% of net revenues for possible returns and allowances, which represented an increase of $113,815 or 40.8% as compared to the six months ended January 31, 2002.

     During the six months ended January 31, 2003, sales to our three largest customers were $140,781, $67,200, and $50,725 representing 35.9%, 17.1% and
12.9% of our net revenues. In comparison, sales to our two largest customers were $79,400 and $55,743, representing 28.5% and 20.0% of net revenues for the six months ended January 31, 2002. The loss of a major customer could have a significant impact on our financial performance in any given year.

     Cost of services for the six months ended January 31, 2003 was $21,671, a decrease of $65,407 or 75.1%, as compared to the six months ended January 31, 2002. This decrease resulted largely from a reduction in engineering salaries of $57,125 and rent of $8,912.

     Cost of software purchased for resale including purchased maintenance for the six months ended January 31, 2003 was $38,763 an increase of $13,557 or 53.8%, as compared to the six months ended January 31, 2002. The increase results from increased revenue from resale of purchased software including purchased maintenance and variations in the product mix of items sold.

     General and administrative expenses for the six months ended January 31, 2003 were $381,925, an increase of $4,702 or 1.3% as compared to the six months ended January 31, 2002.

     Marketing and sales expenses for the six months ended January 31, 2003, were $143,968 an increase of $44,761 or 45.1% as compared to the six months ended January 31, 2002. This increase was mainly due to increased consulting fees of $27,130 and $21,633 in marketing, which include advertising, promotional material and attendance at trade shows offset by a decrease in communications of $10,909 resulting from a change in telephone system. These increased costs were incurred in developing a market for the OpTest(TM) technologies.

     Research and development expenses for the six months ended January 31,2003 were $228,920 an increase of $74,650, or 48.4% as compared to the six months ended January 31, 2002. This increase was largely due to an increase in salaried scientific personnel of $26,270, consulting fees of $16,496, rent of $4,975, and laboratory expense and supplies in the amount of $26,738 for the continued development of the OpTest technologies.

     Amortization for the six months ended January 31, 2003 was $119,880, an increase of $113,535 as compared to the six months ended January 31, 2002. During the second and third quarters of the year ended July 31, 2002, the gross asset base of intellectual properties increased significantly due to the purchase of the OpTest(TM) technologies (see discussion in the Company's Form 10-KSB for the year ended July 31, 2002). The increase in amortization expense results from the amortization of the OpTest(TM) technologies.

     Depreciation for the six months ended January 31, 2003 was $12,300, an increase of $1,650 or 15.5% compared to the six months ended January 31, 2002.

     As a result of these factors, loss from operations for the six months ended January 31, 2003 was $554,924 an increased loss of $73,633 or 15.3% as compared to loss from operations of $481,291 for the six months ended January 31, 2002.

     Interest income for the six months ended January 31, 2003, was $61,467 a decrease of $58,684 or 48.9% as compared to the six months ended January 31, 2002. This decrease was primarily due to decreased interest rates in government money market funds.

     Realized loss on marketable securities held in the deferred compensation trust for the six months ended January 31, 2003 was $2,593, a decreased loss of $1,669 as compared to the six months ended January 31, 2002. This loss was the result of selling trust investments offset by interest earned of $2,965. Unrealized loss on marketable securities held in the deferred compensation trust for the six months ended January 31, 2003 was $27,539 a decreased loss of $3,697, as compared to the six months ended January 31, 2002. This loss was the result of changing market value of securities held by the trust.

     There was no gain on asset disposal for the six months ended January 31, 2003 as compared to a gain of $10,453 for the six months ended January 31, 2002.

     There was no loss from abandoned trademarks for the six months ended January 31, 2003 as compared to a loss of $3,930 for the six months ended January 31, 2002.

     The Company recorded an income tax receivable of $96,216 during the six months ended January 31, 2003, resulting from the year to date tax operating loss to be carried back. There was no benefit in the previous year as carryback of net operating loss was limited to three years. The number of carryback years was extended to five years as a result of the Job Creation and Workers Assistance Act of 2002.

     As a result of these factors, net loss for the six months ended January 31, 2003 was $427,373, an increased loss of $37,258 or 9.6% as compared to the six months ended January 31, 2002.

Changes in Results of Operations: Three months ended January 31, 2003 compared to three months ended January 31, 2002

     Consulting fees for the three months ended January 31, 2003 were $20,000, as compared to none for the three months ended January 31, 2002 and represented 9.9% of net revenues due to a code analysis project for a single customer.

     Product license and customer support fees for the three months ended January 31, 2003, were $85,320 a decrease of $2,197 or 2.5% as compared to the three months ended January 31, 2002, and represented 42.2% of net revenue.

     Revenues from the resale of purchased software for the three months ended January 31, 2003, were $85,448 a decrease of $15,080 or 15.0% as compared to the three months ended January 31, 2002, and represented 42.3% of net revenue. This license was largely due to not selling a major tool during the period.

     OptiChem(TM) revenues for the three months ended January 31, 2003, were $13,227, as compared to none for the three months ended January 31, 2002 and represented 6.6% of net revenues. This product was not available for sale in fiscal 2002.

     Due to the factors above, net revenues for the three months ended January 31, 2003 were $202,040, after a provision of $1,955 or 1% of net revenues for possible returns and allowances, an increase of $15,385 or 8.2% as compared to the three months ended January 31, 2002.

     During the three months ended January 31, 2003, sales to our two largest customers were $59,406 and $50,000 representing 29.4% and 24.7% of our net revenues. In comparison, sales to our largest customer was $79,400 representing 42.5% of net revenues for the three months ended January 31, 2002. The loss of a major customer could have a significant impact on our financial performance in any given year.

     Cost of services for the three months ended January 31, 2003 was $11,851 a decrease of $23,543 or 66.5% as compared to the three months ended January 31, 2002. This decrease resulted largely from a reduction in engineering salaries of $22,184.

     Cost of software purchased for resale for the three months ended January 31, 2003, was $8,173 a decrease of $7,375 or 47.4% as compared to the three months ended January 31, 2002. The decrease in software purchased for resale results from decreased revenue from resale of purchased software and variations in the product mix of items sold.

     General and administrative expenses for the three months ended January 31, 2003 were $214,588 a decrease of $263 as compared to the three months ended January 31, 2002.

     Marketing and sales expenses for the three months ended January 31, 2003 were $69,425 an increase of $23,511 or 51.2% as compared to the three months ended January 31, 2002. This increase was largely due to increased consulting fees of $17,505. These increased costs were incurred in developing a market for the OpTest(TM) technologies.

     Research and development expenses for the three months ended January 31, 2003 were $140,347 an increase of $55,685 or 65.8% as compared to the three months ended January 31, 2003. This increase was largely due to an increase in salaried scientific personnel of $16,598, consulting fees of $18,588, rent of $3,705, and laboratory expense and supplies of $14,720 for the continued development of the OpTest technologies.

     Amortization for the three months ended January 31, 2003 was $59,940, as compared to none for the three months ended January 31, 2002. During the second and third quarters of the year ended July 31, 2002, the gross asset basis of intellectual properties increased significantly due to the purchase of the OpTest(TM) technologies (see discussion in the Company's Form 10-KSB for the year ended July 31, 2002). The increase in amortization expense results from the amortization of the OpTest(TM) technologies.

     Depreciation for the three months ended January 31, 2003 was $6,150, an increase of $825 or 15.5% compared to the three months ended January 31, 2002.

     As a result of these factors, loss from operations for the three months ended January 31, 2003 was $308,434 an increased loss of $93,395 or 43.4% as compared to loss from operations for the three months ended January 31, 2002.

     Interest income for the three months ended January 31, 2003 was $28,034 a decrease of $17,102 or 37.9% as compared to the three months ended January 31, 2002. This decrease was primarily due to decreased interest rates in government money market funds.

     Realized loss on marketable securities held in the deferred compensation trust for the three months ended January 31, 2003 was $1,150 a decrease of $78 as compared to the three months ended January 31, 2002. Unrealized loss on marketable securities held in the deferred compensation trust for the three months ended January 31, 2003 was $18,935 an increased loss of $43,400 as compared to the three months ended January 31, 2002. This loss was the result of changing market value of securities held by the trust.

     There was no gain or loss on asset disposal for the three months ended January 31, 2003 as compared to a gain of $2,034 for the three months ended January 31, 2002.

     The Company recorded an income tax receivable of $96,216 during the three months ended January 31, 2003, resulting from the year to date tax operating loss to be carried back. There was no benefit in the previous year as carryback of net operating loss was limited to three years. The number of carryback years was extended to five years as a result of the Job Creation and Workers Assistance Act of 2002.

     As a result of these factors net loss for the three months ended January 31, 2003 was $204,269, an increased loss of $59,637 or 41.2% as compared to the three months ended January 31, 2002.

     Capital Resources and Liquidity

     At January 31, 2003, as compared to July 31, 2002, our current assets decreased 2.7% from $9,879,124 to $9,611,235 and our liquidity, as measured by cash and cash equivalents, increased by 6.3% from $8,631,192 to $9,176,734. At January 31, 2003, as compared to July 31, 2002, our working capital decreased 3.6% from $9,144,957 to $8,819,104. During the same period, shareholders' equity decreased 3.0% from $13,744,648 to $13,336,535, largely as a result of the net loss of $427,373 during the six months ended January 31, 2003.

     We have historically funded our operations primarily through equity financing and cash flow generated from operations. We anticipate that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund our capital and liquidity needs in the foreseeable future.


Contractual Obligations

     The following tables set forth information with respect to our contractual obligations and commercial commitments as of January 31, 2003.


                                                                      Payments due by Period
-------------------------------- ---------------- --------------- ------------------- ------------------------
                                      Total        1 to 3 years      4 to 5 years        More than 5 years
-------------------------------- ---------------- --------------- ------------------- ------------------------
Laboratory Lease Payments(1)        $111,077         $111,077             0                      0
-------------------------------- ---------------- --------------- ------------------- ------------------------
Thomas V. Geimer                  $1,189,615         $720,000          469,615                   0
Employment Contract(2)
-------------------------------- ---------------- --------------- ------------------- ------------------------

(1) We have a three year lease agreement that began on October 1, 2002 for our laboratory located at 7000 Broadway, Denver Colorado 80221.

(2) Calculated as of January 31, 2003. Effective December 1, 2002, a new employment agreement was negotiated and approved by the Compensation
     Committee. The new agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new agreement expires on December 31, 2007. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation. A copy of Mr. Geimer's employment contract is attached hereto as Exhibit 10.1.


Item 3.  Controls and Procedures
-------  -----------------------

     Within the 90-day period prior to the date of this report, our Chief
Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report on Form 10-QSB. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Chief Executive Officer and Chief Financial
Officer carried out the evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     Please see Note 6 to the unaudited financial statements for information with respect to concluded and pending legal proceedings.

Item 2.  Changes in Securities
------------------------------

     None.

                                      -21-

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     None.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     None.

Item 5.  Other Information
--------------------------

     None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits:

     1.   Exhibit 10.1 Thomas V. Geimer Employment Agreement

     2. Exhibit 99.01 Certification of Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 99.02 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     4. Exhibit 99.03 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   March 14,  2003                     ACCELR8 TECHNOLOGY CORPORATION
        ---------------


                                            /s/  Thomas V. Geimer
                                            -----------------------------------
                                                 Thomas V. Geimer, Secretary,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


                                            /s/  James Godkin
                                            -----------------------------------
                                                 James Godkin,
                                                 Principal Accounting Officer