Form 10QSB
period 2003-04-30
ACCELR8 TECHNOLOGY CORP
filed 2003-06-13
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003


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
Yes X   No
   ---    ---

Number of shares outstanding of the issuer's Common Stock:

          Class                                    Outstanding at April 30, 2003
          -----                                    -----------------------------

Common Stock, no par value                                   9,511,210

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - as of
                April 30, 2003 and July 31, 2002                              3

              Statements of Operations
                for the three months and nine months ended
                April 30, 2003 and 2002                                       4

              Statements of Cash Flows
                for the nine months ended April 30, 2003 and 2002             5

              Notes to Financial Statements                                   6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                14

     Item 3.  Controls and Procedures                                        21

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                              22

     Item 2.  Changes in Securities and Use of Proceeds                      22

     Item 3.  Defaults Upon Senior Securities                                22

     Item 4.  Submission of Matters to a Vote of Security Holders            22

     Item 5.  Other Information                                              22

     Item 6.  Exhibits and Reports on Form 8-K                               22


SIGNATURES                                                                   23


                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                 Accelr8 Technology Corporation
                                         Balance Sheets
                                                                    April 30,        July 31,
                                                                       2003            2002
                                                                   ------------    ------------
                                                                   (Unaudited)
                                             ASSETS
Current Assets:
     Cash and cash equivalents                                     $  8,690,771    $  8,631,192
     Accounts receivable, net                                            95,364          24,767
     Prepaid expenses and other current assets                           85,757          61,665
     Insurance recovery receivable (Note 8)                                --           825,000
     Income tax receivable and deferred tax asset                       166,976         336,500
                                                                   ------------    ------------

         Total current assets                                         9,038,868       9,879,124
                                                                   ------------    ------------

Property and equipment, net (Note 4)                                     80,789          76,620
                                                                   ------------    ------------

Investments                                                             540,634         445,286
                                                                   ------------    ------------

Intellectual property, net (Note 5)                                   4,469,578       4,622,904
                                                                   ------------    ------------

Total assets                                                       $ 14,129,869    $ 15,023,934
                                                                   ============    ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    104,374    $     87,599
     Accrued liabilities                                                 30,132          29,489
     Acccrued settlement loss (Note 8)                                     --           450,000
     Deferred maintenance revenue                                       131,722         164,879
     Other deferred revenue                                                --             2,200
                                                                   ------------    ------------

         Total current liabilities                                      266,228         734,167
                                                                   ------------    ------------

Long Term Liabilities:
     Deferred tax liabilities                                            47,451          24,833
     Deferred compensation                                              596,884         520,286
                                                                   ------------    ------------

         Total long term liabilities                                    644,335         545,119
                                                                   ------------    ------------

Total liabilities                                                       910,563       1,279,286
                                                                   ------------    ------------

Commitments and Contingencies (Notes 3 and 8)

Shareholders' Equity (Notes 3 and 6)
     Common stock, no par value; 11,000,000 shares authorized;
         9,511,210 and  9,411,210 shares issued and outstanding,
         respectively                                                12,378,020      12,342,020
     Stock to be issued (Note 8)                                        375,000         375,000
     Contributed capital                                                367,299         329,809
     Retained earnings                                                  372,587         971,419
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------

         Total shareholders' equity                                  13,219,306      13,744,648
                                                                   ------------    ------------
Total Liabilities And Shareholders' Equity                         $ 14,129,869    $ 15,023,934
                                                                   ============    ============


                    See accompanying notes to unaudited financial statements.


                                        Accelr8 Technology Corporation
                                           Statements of Operations
                                                  (Unaudited)


                                                               Three Months                   Nine Months
                                                              Ended April 30,               Ended April 30,
                                                           2003           2002           2003           2002
                                                        -----------    -----------    -----------    -----------

Revenues:
    Consulting fees                                     $     5,000    $      --      $    25,000    $      --
    Product license and customer support fees                 3,536         48,169        137,870        161,612
    Resale of software and support purchased                252,417         74,393        475,940        242,082
    OptiChem(TM) revenue                                     17,945           --           36,547           --
    Provision for sales returns and allowances               (2,450)        (1,235)        (6,405)        (3,680)
                                                        -----------    -----------    -----------    -----------

    Net Revenues                                            276,448        121,327        668,952        400,014
                                                        -----------    -----------    -----------    -----------


Costs and Expenses:
    Cost of services                                         13,169         24,143         34,840        111,221
    Cost of software and support purchased for resale        44,137         11,736         82,901         36,942
    General and administrative                              225,515         85,543        607,440        462,765
    Marketing and sales                                      79,939         50,025        223,907        149,232
    Research and development                                128,183         83,718        357,103        237,988
    Amortization                                             60,075           --          179,955          6,345
    Depreciation                                              7,695          5,325         19,995         15,975
                                                        -----------    -----------    -----------    -----------

    Total Costs and Expenses                                558,713        260,490      1,506,141      1,020,468
                                                        -----------    -----------    -----------    -----------

Loss from operations                                       (282,265)      (139,163)      (837,189)      (620,454)
                                                        -----------    -----------    -----------    -----------


Other income (expense)
     Interest income                                         22,070         36,737         83,537        156,888
     Gain on asset disposals                                   --              700           --           11,153
     Realized loss on investment                               --           (1,304)        (2,593)        (5,566)
     Unrealized gain (loss) on investment                    45,997        (47,877)        18,457        (79,113)
     Abandoned trademark                                       --             --             --           (3,930)
                                                        -----------    -----------    -----------    -----------

     Total other income (expense)                            68,067        (11,744)        99,401         79,432
                                                        -----------    -----------    -----------    -----------

Loss before income taxes                                   (214,198)      (150,907)      (737,788)      (541,022)

Income tax benefit                                           42,740           --          138,956           --
                                                        -----------    -----------    -----------    -----------

Net Loss                                                $  (171,458)   $  (150,907)   $  (598,832)   $  (541,022)
                                                        ===========    ===========    ===========    ===========


Net loss per share - basic and diluted                  $      (.02)   $      (.02)   $      (.06)   $      (.07)
                                                        ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic
  and diluted                                             9,421,322      8,642,137      9,414,507      8,006,383
                                                        ===========    ===========    ===========    ===========


                           See accompanying notes to unaudited financial statements.


                              Accelr8 Technology Corporation
                                 Statements of Cash Flows
                                        (Unaudited)


                                                                         Nine Months
                                                                       Ended April 30
                                                                     2003           2002
                                                                 -----------    -----------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                    $  (598,832)   $  (541,022)
     Adjustments to reconcile net  loss to net
     cash provided (used) by operating activities:
         Amortization                                                179,955          6,345
         Depreciation                                                 19,995         15,975
         Increase in fair value of stock options granted
           for consulting services                                    37,490           --
         Gain from disposal of assets                                   --          (11,153)
         Loss on abandoned trademarks                                   --            3,906
         Unrealized (gain)/loss on investments                       (18,457)        79,113
         Realized loss on sale of investments, interest and
           dividends reinvested                                       (1,891)          (147)
         Income taxes receivable and deferred income tax asset       192,142           --
         Net change in assets and liabilities:
           Accounts receivable                                       (70,597)        36,215
           Inventory                                                    --            2,625
           Prepaid expenses                                          (24,092)       (21,687)
           Insurance recovery receivable                             825,000           --
           Accounts payable                                           16,775        (48,056)
           Accrued liabilities                                           643       (199,153)
           Accrued settlement loss (Note 8)                         (450,000)             0
           Deferred maintenance revenue                              (33,157)       (28,664)
           Other deferred revenue                                     (2,200)          (825)
           Other long-term liabilities                                76,598        (22,716)
                                                                 -----------    -----------

         Net cash provided (used) by operating activities            149,372       (729,244)
                                                                 -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of fixed assets, net                                   (24,164)          --
     Proceeds on disposal of assets                                     --           12,336
     Purchase of intellectual property                               (26,629)       (62,509)
     Purchase of investments                                         (75,000)       (75,000)
                                                                 -----------    -----------

         Net cash used in investing activities                      (125,793)      (125,173)
                                                                 -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                         --          (63,214)
     Employee stock option exercised                                  36,000          1,800
                                                                 -----------    -----------

     Net cash provided by (used in) financing activities              36,000        (61,414)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                  59,579       (915,831)

Cash and cash equivalents, beginning of period                     8,631,192      9,522,343
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $ 8,690,771    $ 8,606,512
                                                                 ===========    ===========

Supplemental information:
     Cash received from income tax refunds                       $   331,099    $      --
                                                                 ===========    ===========


                 See accompanying notes to unaudited financial statements.

                                             5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

                For the nine months ended April 30, 2003 and 2002

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

     Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended April 30, 2003 may not be indicative of the results of operations for the year ended July 31, 2003.

Note 2. Reclassification

     Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the classifications used in fiscal 2003. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3. Shareholders' Equity

     Repurchase of Common Stock

     On July 30, 1998, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock. The decision to repurchase our common stock was based upon the Board of Directors' belief that our common stock was undervalued considering the potential earnings and prospects for future operations. Repurchases may be made periodically in the open market, block purchases or in privately negotiated transactions, depending on market conditions and other factors. We have no commitment or obligation to repurchase all or any portion of the common stock. Shares repurchased through April 30, 2003 total 266,200.

     During the three month period and the nine month period ended April 30, 2003, we did not repurchase any shares of our common stock.

     Common Stock Options

     At April 30, 2003, there were 740,000 stock options outstanding at prices ranging from $1.45 to $3.25 with expiration dates between July 31, 2003 and August 2, 2011. The remaining number of option shares available for issuance under our stock option plans is 257,500. For the nine months ended April 30, 2003 and 2002, stock options exercisable into 740,000 and 739,500 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

     During the nine months ended April 30, 2003, 100,000 stock options were exercised by Harry Fleury, President of Accelr8 Technology Corporation, at a price of $.36 for a total of $36,000. These were the final stock options outstanding under the old Employee Stock Option Plan. This plan is now terminated as there are no additional shares of common stock reserved for issue in this plan. The Company still has an Incentive Stock Option Plan and a Non-Qualified Stock Option Plan which were discussed in the previous paragraph. During the nine months ended April 30, 2002, 5,000 stock options were exercised at a price of $.36 for a total of $1,800.

     On May 7, 2002, we granted options to purchase 100,000 shares of our common stock to consultants for services to be provided at an exercise price of $2.25 per share, expiring on May 7, 2006. The consultant options are subject to a vesting schedule of 50% after the first year of grant and 50% after the second year of grant. The incremental increase in the fair value of the options of $37,490 during the nine months ended April 30, 2003 was recorded as a charge to operations.

     Stock to be Issued

     See Note 8 to unaudited financial statements for discussion.


Note 4. Property and Equipment

Property and equipment are recorded at cost and consisted of the following.

                                                 April 30     July 31
                                                   2003         2002
                                                ---------    ---------

          Computer equipment                    $  30,060    $  28,004
          Laboratory and scientific equipment     108,945       86,837
          Furniture and fixtures                   11,114       11,114
                                                ---------    ---------
                Total property and equipment      150,119      125,955
          Accumulated depreciation                (69,330)     (49,335)
                                                ---------    ---------
                Net property and equipment      $  80,789    $  76,620
                                                =========    =========

Note 5. Intellectual Property

Intellectual property consisted of the following:

                                               April 30,       July 31,
                                                 2003            2002
                                              -----------    -----------

          OpTestTM Technologies               $ 4,616,312    $ 4,614,872
          Patents                                 146,856        128,434
          Trademarks                               45,166         38,399
                                              -----------    -----------
                Total intellectual property     4,808,334      4,781,705
          Accumulated amortization               (338,756)      (158,801)
                                              -----------    -----------

                Net intellectual property     $ 4,469,578    $ 4,622,904
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

     The Company believes that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e. Affymetrix. The Company will evaluate the possibility of impairment further at July 31, 2003.

     Upon the adoption of SFAS No. 142, we evaluated the estimated useful lives of the existing intangible assets and determined that the existing useful lives were appropriate.

     Future amortization expense for the intangible assets is estimated as follows:


                 Years Ending July 31,
                 ---------------------
                         2003 (3 months)                $   60,091
                         2004                              239,390
                         2005                              239,390
                         2006                              239,390
                         2007                              239,390
                      Thereafter                         3,451,927
                                                        ----------

               Total future amortization                $4,469,578
                                                        ==========

Note 6. Employee Stock-Based Compensation

     The Company has a stock-based employee compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. See Note 9 for further discussion. There was no stock-based employee compensation expense reported in the nine months ended April 30, 2003 or 2002. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                              Nine Months Ended April 30,
                                                              ---------------------------
                                                                   2003         2002
                                                                ---------    ---------
Net loss, as reported                                           $(598,832)   $(541,022)
    Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                           --        (55,800)
                                                                ---------    ---------

Pro forma net loss                                              $(598,832)   $(596,822)
                                                                =========    =========

Earnings per share:
       Basic and diluted - as reported                          $    (.06)   $    (.07)
                                                                =========    =========

       Basic and diluted - pro forma                            $    (.06)   $    (.07)
                                                                =========    =========



Note 7. Business Segment Information

     The Company operates in two business segments: (i) software tools and related consulting services and (ii) biosciences, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three and nine months ended April 30, 2003 and 2002 are presented for the principal business segments as follows:

                                       Software Tools
Three Months Ended                       Support and     Biosciences
April 30, 2003                           Consulting       Business          Total
--------------                           ----------       --------          -----

Revenues                                $    258,503    $     17,945    $    276,448
Costs and expenses                           265,102         293,611         558,713
Interest income                               22,070            --            22,070
Segment profit (loss)                         46,108        (217,566)       (171,458)
Income tax (provision) benefit               (15,360)         58,100          42,740
Total assets                               9,579,371       4,550,498      14,129,869
Intellectual property, net                      --         4,469,578       4,469,578
Depreciation and amortization expense          2,055          65,715          67,770


                                       Software Tools
Three Months Ended                       Support and     Biosciences
April 30, 2002                           Consulting       Business          Total
--------------                           ----------       --------          -----

Revenues                                $    121,327    $       --      $    121,327
Costs and expenses                           138,110         122,380         260,490
Interest income                               36,737            --            36,737
Segment loss                                 (28,527)       (122,380)       (150,907)
Total assets                               9,240,415       4,806,548      14,046,963
Intellectual property, net                      --         4,754,498       4,754,498
Depreciation and amortization expense          1,890           3,435           5,325


                                       Software Tools
Nine  Months Ended                       Support and     Biosciences
April 30, 2003                           Consulting       Business          Total
--------------                           ----------       --------          -----

Revenues                                $    632,405    $     36,547    $    668,952
Costs and expenses                           686,704         819,437       1,506,141
Interest income                               83,537            --            83,537
Segment profit (loss)                         35,966        (634,798)       (598,832)
Income tax (provision) benefit                (9,106)        148,062         138,956
Total assets                               9,579,371       4,550,498      14,129,869
Intellectual property, net                      --         4,469,578       4,469,578
Depreciation and amortization expense          5,655         194,295         199,950



                                       Software Tools
Nine Months Ended                        Support and     Biosciences
April 30, 2002                           Consulting       Business          Total
--------------                           ----------       --------          -----

Revenues                                $    400,014    $       --      $    400,014
Costs and expenses                           652,372         368,096       1,020,468
Interest income                              156,888            --           156,888
Segment loss                                (168,996)       (372,026)       (541,022)
Total assets                               9,240,415       4,806,548      14,046,963
Intellectual property, net                      --         4,754,498       4,754,498
Depreciation and amortization expense          5,670          16,650          22,320


Note 8. Legal Proceedings

     We are a party to one legal proceeding, the Company's lawsuit against Deloitte & Touche and the corresponding Deloitte & Touche counterclaim against the Company, the outcome of which management believes will not have a significant impact upon our financial position.

Concluded legal matters

     On August 14, 2000, Derrick Hongerholt filed in the United States District Court for the District of Colorado a shareholder derivative action against Thomas V. Geimer, David C. Wilhelm, A. Alexander Arnold III, Harry J. Fleury, James Godkin and Accelr8 Technology Corporation as a nominal defendant. The defendants answered the Hongerholt derivative complaint, and denied all claims. In connection with this proceeding, the Company's Board of Directors appointed David G. Palmer, Esquire, as independent counsel to serve as a Special Litigation Committee to investigate the claims and circumstances relating to the derivative action filed by Derrick Hongerholt and to determine whether the derivative action should be terminated. On September 10, 2002, the Special Litigation Counsel determined, after investigation, that the derivative claims were without factual merit, and should be dismissed. On October 30, 2002, the parties agreed to a settlement of the derivative action, under which that action would be dismissed with prejudice upon an exchange of releases, with no payments made by or on behalf of any of the Defendants. A hearing on the approval of the settlement was held December 19, 2002 at which time the Court approved a settlement between the parties pursuant to which the complaint was dismissed without prejudice, with no payments made by or on behalf of the defendants.

     On July 14, 2000, the Agricultural Excess and Surplus Insurance Company ("AESIC"), which was the carrier of the Company's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy had a $1 million limit with a $100,000 deductible. The Company and certain individuals made demand for coverage under that policy relating to third party claims involving the Company's accounting and public reporting from 1997 to 1999. AESIC alleged that it was fraudulently induced to enter into the contract of insurance through knowing material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants answered the complaint, in which they denied the claim for rescission, and filed a counterclaim seeking damages for the insurer's refusal to provide the benefits of insurance. Subsequent to July 31, 2002, the parties settled this lawsuit and AESIC paid $825,000 to the Company on November 5, 2002 in full satisfaction of all claims.

     On May 4, 2000, Harley Meyer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 2, 2000, Charles Germer filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 8, 2000, William Blais filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. On June 20, 2000, Diana Wright filed in the United States District Court for the District of Colorado a putative class action against Accelr8 Technology Corporation, Thomas V. Geimer and Harry J. Fleury. These actions were consolidated under the caption In re Accelr8 Technology Corporation Securities Litigation, Civil Action No. 00-K-938. On October 16, 2000, a Consolidated Amended Class Action Complaint was filed which added James Godkin as a defendant. The Consolidated Amended Complaint alleged violations of Section 10(b) of the Exchange, and Rule 10b-5 thereunder, relating to the Company's accounting and public disclosure from October 1997 to November 1999. The Defendants answered the Amended Complaint, in which they denied liability and raised affirmative defenses. On January 23, 2001, the Court granted the Plaintiff's Motion for Class Certification.

     The parties to the Consolidated Amended Class Action Complaint ("Class Action") reached an agreement in October 2002 in principle to settle the Class Action against all parties. Under the settlement, the Company agreed to contribute to a Settlement Fund $450,000 and 375,000 shares of common stock in the Company. The Settlement Fund will be distributed in a manner over which the Company has no control. This agreement in principle was subject to Court approval.

     On February 28, 2003, the Court issued a Preliminary Order Approving Settlement and Attached Documents, and scheduled a settlement fairness hearing for May 20, 2003. Under the terms of the agreement, on March 4, 2003 the Company deposited $450,000 into an escrow account pending final approval of the settlement. To date, the Company has not received instructions for issuing the 375,000 shares of common stock to the Settlement Fund. A hearing on the approval of the settlement was held May 20, 2003, at which time the Court approved a settlement between the parties pursuant to which the complaint was dismissed with prejudice.

     SFAS No. 5, "Accounting for Contingencies," requires loss contingencies to be accrued if it is probable an asset has been impaired or a liability incurred at the balance sheet date and the amount of loss can be reasonably estimated. Since the settlement terms discussed above satisfy the criteria for accrual of a loss contingency under SFAS No. 5, the $450,000 cash settlement had been accrued as a current liability until March 4, 2003 at which time the amount was paid and the value of the 375,000 shares of stock to be issued has been recorded in the statement of shareholders' equity as of April 30, 2003 and July 31, 2002. The stock to be issued was valued using the market price of $1.00 per share of the Company's common stock on the date the parties agreed to the terms of the settlement. Furthermore, the $825,000 settlement receivable from AESIC was recorded as a current receivable in the Company's financial statements as of July 31, 2002, and payment was received on November 5, 2002.

Pending legal matters

     On November 20, 2002, the Company initiated an action against Deloitte & Touche, LLP, ("Deloitte"), the Company's former auditors, captioned Accelr8 Technology Corporation v. Deloitte & Touche, LLP., Case No. 02CV8102, District Court, City and County of Denver, State of Colorado. In that action, the Company seeks damages from Deloitte for breach of contract. On January 13, 2003, Deloitte answered the Complaint and filed a counterclaim against the Company, and third-party claims against Thomas V. Geimer and Harry J. Fleury. The counter-claim asserts claims for breach of contract, deceit based on fraud, and negligent misrepresentation and seeks unspecified damages. Third-party claims allege deceit based on fraud and negligent misrepresentation, and also seek unspecified damages. On February 18, 2003, the Company, as Counter-claim Defendant, and Messrs. Geimer and Fleury, as Third-party Defendants, moved to dismiss the counterclaims and third-party complaint. On May 29, 2003, the Court denied the motion to dismiss the counterclaims against the Company, and granted the motion to dismiss the third party claims against Messrs Geimer and Fleury. While the Company believes it has substantial defenses to the counterclaims, and intends to contest those claims vigorously, there can be no assurance that the resolution of the counterclaims will not have a material adverse effect on the Company.

Note 9. Recent Accounting Pronouncements

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. We are required to follow the prescribed format and provide the additional disclosures required by SFAS No. 148 in our annual financial statements for the year ended July 31, 2003 and must also provide the disclosures in our quarterly reports containing condensed financial statements for interim periods beginning with the quarter ending April 30, 2003. We will continue to account for stock based compensation using the intrinsic value method. See Note 6 for disclosures.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which disclosures are effective for financial statements issued after December 15, 2002. This statement did not have any effect on our financial statements as of April 30, 2003.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities, as defined. FIN No. 46 is applicable to our financial statements to be issued after July 31, 2003. This statement did not have any effect on our financial statements as of April 30, 2003.

     On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivitative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS No. 149 on a prospective basis as its effective date is in the fiscal fourth quarter. The Company does not believe that the adoption of SFAS No. 149 will have a significant impact on its results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments, with Characteristics of Both Liabilities and Equity", which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been classified as equity, as a liability (or as an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a significant impact on its results of operations, financial position or cash flows.

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

Overview

     On January 18, 2001, Accelr8 Technology Corporation purchased the OpTest technology assets ("OpTest") from DDx, Inc. and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem(TM)) and quantitative instruments (QuanDx(TM) and Oter(TM)). Our proprietary surface chemistry and its quantitative instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. Presently the Company sells advanced microarray slides and specialty microtiter plates coated with its proprietary OptiChem(TM) activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has an extraordinary ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. This property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods We have received minimal revenues to date from these products and there is no assurance that we will be successful in marketing the new products. As a result, the Company will perform an impairment test at July 31, 2003 of its intangible assets and determine if any impairment is required pursuant to SFAS No. 142. See Note 5. However, during the nine months ended April 30, 2003, the Company's OptiChem(TM) products have been offered commercially in the microarray marketplace and have resulted in sales revenue of $36,547.

     The Company believes that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e. Affymetrix (NASDAQ:AFFX).

Applications
------------

     Microarraying is a major new technology platform emerging in these market segments. A microarray consists of a matrix of individual assay "spots" of active probe molecules, such as short strands of DNA or proteins. For example, a microarray of the entire human genome contains more than 30,000 spots printed onto a microscope slide. When an investigator incubates the array with a sample such as blood, specific target molecules bind to specific probe spots (but not to other spots). Each spot acts as a single chemical analysis. With thousands of spots in an array, a single experiment then performs thousands of individual analyses - one for each probe.

     As DNA microarraying has become more widely used, controversies have also emerged. In particular, low reproducibility has delayed market penetration. Scientists are now beginning to apply microarraying methods to proteins, which are much more complex than DNA in terms of physical and chemical properties and ability to preserve biological function. This complexity brings with it comparably greater technical difficulty. Management believes protein analyses are well worth the effort because they will form the backbone of future clinical molecular diagnostics. OptiChem(TM) supports these new initiatives.

     High background noise, low sensitivity, and loss of low-abundance sample targets are significant factors that strongly affect reproducibility. High-performance surface chemistry is the basis for reliable, consistent microarray performance. Accelr8 solves the most fundamental problem by providing a stable, low-interference background and high signal strength. This breakthrough also brings with it higher sensitivity, target preservation, and efficient application.

Software Tools
--------------

     The Company has been a provider of software tools and consulting services for the modernization of software applications running on the VMS operating systems developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Computer Corporation ("COMPAQ") as a result of its purchase of DEC. These assets were merged into Hewlett Packard Company ("HP") in 2002. Our consulting services and software conversion tools enable the Company's customers to analyze and implement conversions to UNIX, Linux and NT operating systems from VMS in a predictable and cost-effective manner. Our clients include a number of Fortune 1000 companies and government agencies.

     Based upon the significant decline in sales of our software tools and related consulting services beginning in fiscal year 1999, we have taken steps to limit the costs associated with the conduct of this business. These steps included the reduction of the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. We do not expect to continue our consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. We are also investigating the possibility of selling these business operations to another party although no arrangements or understandings currently exist with respect to the sale of these assets. Management believes that the merger of HP and COMPAQ provides an opportunity for the Company to provide a practical strategy for the Digital VMS installed base of customers to adapt their computer software programs to the next generation of HP hardware solutions, as well as hardware solutions provided by Sun Microsystems and IBM.

Changes in Results of Operations: Nine months ended April 30, 2003 compared to Nine months ended April 30, 2002

     Consulting fees for the nine months ended April 30, 2003 were $25,000 as compared to none for the nine months ended April 30, 2002, and represented 3.7% of net revenues, largely due to a code analysis project for a single customer.

     Product license and customer support fees for the nine months ended April 30, 2003, were $137,870 a decrease of $23,742 or 14.7% as compared to the nine months ended April 30, 2002, and represented 20.6% of net revenues. This decrease was largely due to fewer license and support sales.

     Revenues from the resale of purchased software including purchased maintenance for the nine months ended April 30, 2003 were $475,940 an increase of $233,858 or 96.6% as compared to the nine months ended April 30, 2002, and represented 71.2% of net revenues. This increase largely resulted from the sale of seven additional software tool sets, three of which represented new customers.

     OptiChem(TM) revenues for the nine months ended April 30, 2003 were $36,547 as compared to none for the nine months ended April 30, 2002 and represented 5.5% of net revenues. This product was not available for sale in the period ended April 30, 2002.

     Provision for returns and allowances for the nine months ended April 30, 2003 was $6,405 an increase of $2,725 and represented 1.0% of net revenues.

     Due to the above factors, net revenues for the nine months ended April 30, 2003, were $668,952, which represented an increase of $268,938 or 67.2% as compared to the nine months ended April 30, 2002.

     During the nine months ended April 30, 2003, sales to our three largest customers were $127,323, $78,035, and $67,200, representing 19.0%, 11.7% and
10.0% of our net revenues. In comparison, sales to our three largest customers were $79,400, $56,650 and $55,744 representing 19.8%, 14.2% and 13.9% of net revenues for the nine months ended April 30, 2002. The loss of a major customer could have a significant impact on our financial performance in any given year.

     Cost of services for the nine months ended April 30, 2003 was $34,840, a decrease of $76,381 or 68.7% as compared to the nine months ended April 30, 2002. This decrease resulted largely from a reduction in software engineering salaries of $69,866 and rent of $9,285 pertaining to the software operations.

     Cost of software purchased for resale including purchased maintenance for the nine months ended April 30, 2003 was $82,901, an increase of $45,959 or 124% as compared to the nine months ended April 30, 2002. The increase results from increased revenue from resale of purchased software including purchased maintenance and variations in the product mix of items purchased.

     General and administrative expenses for the nine months ended April 30, 2003 were $607,440 an increase of $144,675 or 31.3% as compared to the nine months ended April 30, 2002. This increase was largely due to increased deferred compensation ($99,314) resulting from change in market value of investments in the deferred compensation trust, professional fees ($35,342) related to increased accounting fees and legal fees including cost of outside experts incurred in settlement of class action lawsuit (See Note 8 for summary of concluded legal matters).

     Marketing and sales expenses for the nine months ended April 30, 2003 were $223,907, an increase of $74,675 or 50.0% as compared to the nine months ended April 30, 2002. This increase was mainly due to increased consulting fees of $50,586 and $20,632 in marketing expenses, which include advertising, promotional material and attendance at trade shows offset by a decrease in telecommunications of $9,131 resulting from a change in telephone system. These increased costs were largely incurred in developing a market for the OpTest(TM) technologies.

     Research and development expenses for the nine months ended April 30, 2003 were $357,103, an increase of $119,115 or 50.1% as compared to the nine months ended April 30, 2002. This increase was largely due to an increase in salaried scientific personnel of $50,079 consulting fees of $25,761 and laboratory expense and supplies in the amount of $38,222 for the continued development of the OpTest technologies.

     Amortization for the nine months ended April 30, 2003 was $179,955, an increase of $173,610 as compared to the nine months ended April 30, 2002. During the second and third quarters of the year ended July 31, 2002, the gross asset base of intellectual properties increased significantly due to the purchase of the OpTest(TM) technologies (see discussion in the Company's Form 10-KSB for the year ended July 31, 2002). The increase in amortization expense results from the amortization of the OpTest(TM) technologies.

     Depreciation for the nine months ended April 30, 2003 was $19,995, an increase of $4,020 or 25.2% compared to the nine months ended April 30, 2002.

     As a result of these factors, loss from operations for the nine months ended April 30, 2003 was $837,189, an increased loss of $216,735 or 34.9%, as compared to loss from operations for the nine months ended April 30, 2002.

     Interest income for the nine months ended April 30, 2003 was $83,537, a decrease of $73,351 or 46.8% as compared to the nine months ended April 30, 2002. This decrease was primarily due to decreased interest rates in government money market funds.

     Realized loss on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2003 was $2,593, a decreased loss of $2,973 as compared to the nine months ended April 30, 2002. This loss was the result of selling trust investments offset by interest earned of $4,484. Unrealized gain on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2003 was $18,457, compared to unrealized loss of $79,113 for the nine months ended April 30, 2002. This loss was the result of changing market value of securities held by the trust.

     There was no gain on asset disposal for the nine months ended April 30, 2003 as compared to a gain of $11,153 for the nine months ended April 30, 2002. This gain resulted mainly from the sale of fully depreciated computer equipment.

     There was no loss from abandoned trademarks for the nine months ended April 30, 2003 as compared to a loss of $3,930 for the nine months ended April 30, 2002.

     The Company recorded an income tax benefit of $138,956 during the nine months ended April 30, 2003, resulting from the year to date tax operating loss to be carried back to prior years plus changes in deferred tax assets and liabilities. There was no benefit in the previous year as the carryback of net operating loss was limited to three years. The number of carryback years was extended to five years effective March 6, 2002 as a result of the Job Creation and Workers Assistance Act of 2002.

     As a result of these factors, net loss for the nine months ended April 30, 2003 was $598,832 an increased loss of $57,810 or 10.7% as compared to the nine months ended April 30, 2002.

Changes in Results of Operations: Three months ended April 30, 2003 compared to three months ended April 30, 2002

     Consulting fees for the three months ended April 30, 2003 were $5,000 as compared to none for the three months ended April 30, 2002 and represented 1.8% of net revenues due to support provided for a single customer.

     Product license and customer support fees for the three months ended April 30, 2003, were $3,536, a decrease of $44,633 or 92.7%, as compared to the three months ended April 30, 2002, and represented 1.3% of net revenue. This decrease was largely due to a lack of major sales during the current period.

     Revenues from the resale of purchased software for the three months ended April 30, 2003 were $252,417, an increase of $178,024 or 239% as compared to the three months ended April 30, 2002, and represented 91.3% of net revenue. This increase largely resulted from the sale of five additional software tool sets, three of which represented new customers.

     OptiChem(TM) revenues for the three months ended April 30, 2003, were $17,945 as compared to none for the three months ended April 30, 2002 and represented 6.5% of net revenues. This product was not available for sale in fiscal 2002.

     Provision for returns and allowances for the three months ended April 30, 2003 was $2,450 an increase of $1,215 and represented 0.9% of net revenues.

     Due to the factors above, net revenues for the three months ended April 30, 2003 were $276,448, an increase of $155,121 or 128%, as compared to the three months ended April 30, 2002.

     During the three months ended April 30, 2003, sales to our three largest customers were $72,450, $43,125 and $36,900 representing 26.2%, 15.6% and 13.4%
of our net revenues. In comparison, sales to our two largest customer were $56,650 and $24,100 representing 46.7% and 19.9% of net revenues for the three months ended April 30, 2002. The loss of a major customer could have a significant impact on our financial performance in any given year.

     Cost of services for the three months ended April 30, 2003 was $13,169, a decrease of $10,974 or 45.5% as compared to the three months ended April 30, 2002. This decrease resulted largely from a reduction in software engineering salaries of $12,741.

     Cost of software purchased for resale for the three months ended April 30, 2003, was $44,137, an increase of $32,401 or 276% as compared to the three months ended April 30, 2002. The increase in software purchased for resale results from increased revenue from resale of purchased software and variations in the product mix of items purchased.

     General and administrative expenses for the three months ended April 30, 2003 were $225,515, an increase of $139,972 or 163% as compared to the three months ended April 30, 2002. The increase was largely due to increased deferred compensation ($95,214) resulting from change in market value of investments in the deferred compensation trust, increased consulting fees ($14,103) and salaries ($17,749).

     Marketing and sales expenses for the three months ended April 30, 2003 were $79,939 an increase of $29,914 or 59.8% as compared to the three months ended April 30, 2002. This increase was largely due to increased consulting fees of $23,456. These increased costs were incurred in developing a market for the OpTest(TM) technologies.

     Research and development expenses for the three months ended April 30, 2003 were $128,183 an increase of $44,465 or 53.1% as compared to the three months ended April 30, 2003. This increase was largely due to an increase in salaried scientific personnel of $23,809, consulting fees of $9,265 and laboratory expense and supplies of $11,483 for the continued development of the OpTest technologies.

     Amortization for the three months ended April 30, 2003 was $60,075 as compared to none for the three months ended April 30, 2002. During the second and third quarters of the year ended July 31, 2002, the gross asset basis of intellectual properties increased significantly due to the purchase of the OpTest(TM) technologies (see discussion in the Company's Form 10-KSB for the year ended July 31, 2002). The increase in amortization expense results from the amortization of the OpTest(TM) technologies.

     Depreciation for the three months ended April 30, 2003 was $7,695, an increase of $2,370 or 44.5% compared to the three months ended April 30, 2002.

     As a result of these factors, loss from operations for the three months ended April 30, 2003 was $282,265, an increased loss of $143,102 or 103% as compared to loss from operations for the three months ended April 30, 2002.

     Interest income for the three months ended April 30, 2003 was $22,070, a decrease of $14,667 or 39.9% as compared to the three months ended April 30, 2002. This decrease was primarily due to decreased interest rates in government money market funds.

     Unrealized gain on marketable securities held in the deferred compensation trust for the three months ended April 30, 2003 was $45,997, compared to unrealized loss of $47,877 for the three months ended April 30, 2002. This decreased loss was the result of changing market value of securities held by the trust.

     The Company recorded an income tax benefit of $42,740 during the three months ended April 30, 2003, resulting from the year to date tax operating loss to be carried back to prior years plus changes in deferred tax assets and liabilities. There was no benefit in the previous year as the carryback of net operating loss was limited to three years. The number of carryback years was extended to five years effective March 6, 2002 as a result of the Job Creation and Workers Assistance Act of 2002.

     As a result of these factors net loss for the three months ended April 30, 2003 was $171,458, an increased loss of $20,551 or 13.6% as compared to the three months ended April 30, 2002.

Capital Resources and Liquidity

     At April 30, 2003, as compared to July 31, 2002, the Company's current assets decreased 8.5% from $9,879,124 to $9,038,868; the Company's liquidity, as measured by cash and cash equivalents, increased by 0.7% from $8,631,192 to $8,690,771; and the Company's working capital decreased by 4.1% from $9,144,957 to $8,772,640. During the same period, shareholders' equity decreased 3.8% from $13,744,648 to $13,219,306 as a result of a net loss of $598,832 offset by the exercise of 100,000 stock options at a price of $.36 and totaling $36,000 and the cost of consultant option expense on 100,000 options totaling $37,490 during the nine months ended April 30, 2003.

     The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.


Item 3. Controls and Procedures
-------------------------------

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Please see Note 8 to the unaudited financial statements for information with respect to concluded and pending legal proceedings.

Item 2. Changes in Securities
-----------------------------

     None.

Item 3. Defaults Upon Senior Securities
---------------------------------------

     Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not Applicable.

Item 5. Other Information
-------------------------

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits:

     1. Exhibit 99.01 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: June 13, 2003                         ACCELR8 TECHNOLOGY CORPORATION


                                            /s/ Thomas V. Geimer
                                            ------------------------------------
                                            Thomas V. Geimer, Secretary,
                                            Chief Executive Officer and
                                            Chief Financial Officer


                                            /s/ James Godkin
                                            ------------------------------------
                                            James Godkin, Principal Accounting
                                            Officer