Form 10KSB
period 2003-07-31
ACCELR8 TECHNOLOGY CORP
filed 2003-10-29
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934

       For the fiscal year ended: July 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                    Issuer's telephone number: (303) 863-8088
                                                -------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None.
                                                                     -----

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes   X     No
             -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2003 were $850,570.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 15, 2003 was approximately $ 32,592,637 based upon the last reported sale on that date.

For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2003, was 9,586,210.

Documents incorporated by reference None

TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I
     Item 1.      Description of Business ....................................1
                  Glossary - Chemistry ......................................20

     Item 2.      Description of Property ...................................24

     Item 3.      Legal Proceedings .........................................24

     Item 4.      Submission of Matters to a Vote of Security Holders........25

PART II

     Item 5.      Market for Common Equity and Related Stockholder Matters...26

     Item 6.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................27

     Item 7.      Financial Statements ......................................38

     Item 8.      Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure......................38

     Item 8A.     Controls and Procedures ...................................39


PART III
     Item 9.      Directors, Executive Officers, Promoters and Control
                    Persons; Compliance With Section 16(a) of the
                    Exchange Act.............................................39

     Item 10.     Executive Compensation ....................................44

     Item 11.     Security Ownership of Certain Beneficial Owners and
                    Management ..............................................48

     Item 12.     Certain Relationships and Related Transactions.............49

     Item 13.     Exhibits and Reports on Form 8-K...........................49

     Item 14.     Principal Accountant Fees and Services.....................50

SIGNATURES ..................................................................51

Financial Statements .......................................................F-1

Notes to Financial Statements ..............................................F-7


Accelr8 Technology Corporation         ii        Fiscal Year Ended July 31, 2003

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

     Certain capitalized terms used in this Form 10-KSB are defined in the Glossary beginning on page 20.

PART I

Item 1 - Description of Business
--------------------------------

History And Development Of The Company

     We were incorporated on May 26, 1982, under the laws of the State of Colorado. Our executive offices are located at 303 East 17th Avenue, Suite 108, Denver, Colorado 80203, and our telephone number is (303) 863-8088. Prior to the acquisition of the OpTestTM suite of technologies ("OpTest") which occurred in January of 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") was primarily a provider of software tools and consulting services. Since the acquisition of the OpTest, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology.

     On January 18, 2001, we acquired OpTest from DDx, Inc. ("DDx"). The purchase of the assets of DDx provided us with the surface chemistry and quantitative instruments. Our vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. We expect that our proprietary surface chemistry and quantitative instruments support real-time analysis of medical diagnostic markers, pathogens and bio-warfare agents.

     Before our entry into the surface chemistry and quantitative instruments industries, we provided software tools and consulting services for system modernization solutions for VMS legacy systems. We are not currently developing any additional software tools to complement our existing tools. Further, we have taken steps to limit the costs associated with the conduct of our software tools and consulting services business. We intend to operate this segment of our business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. We do not expect to



Accelr8 Technology Corporation         1         Fiscal Year Ended July 31, 2003
continue our consulting activities, although if such opportunities arise, we believe that we may be able to subcontract for the performance of the necessary services from third parties or former employees. We are also investigating the possibility of selling these business operations to another party, although we have no arrangements or understandings with respect to the sale of these assets. However, we continue to resell software from CIM Team GmbH, Inc. and a/Soft Development, Inc. The resale of software provided approximately $604,323 in revenues during the fiscal year ended July 31, 2003.

     During the fiscal year ended July 31, 2003, our primary focus was on the development of our OptiChemTM surface chemistry ("OptiChem") and QuanDxTM light scattering quantitative assay instrumentation ("QuanDx"). We have introduced OptArray(TM) microarraying slides ("OptArray") and OptiPlate(TM) arrayable microtiter plates ("OptiPlate") to the market. We also acquired new technology and improvements related to the QuanDx detection platform. We intend to customize our technologies to the specific requirements of large licensees, with the potential of bundling product licensing with an option to purchase equity in the stock of Accelr8. Management believes that substrate sales will grow markedly in the next fiscal year; however, there can be no assurance that the sales will occur or that the anticipated revenues will be generated. OptiChem revenues were $52,794 during the fiscal year ended July 31, 2003.


The Microarray Market Opportunity

     Shortly after acquiring the OpTest assets, we decided to use the technology to develop new products for the microarray market. Microarrays typically consist of a microscopic grid of thousands of spots of a test chemistry on a glass slide. Each spot is made of a different variation of a test probe molecule, such as a unique short length of synthetic DNA that has a particular gene sequence. The researcher exposes a sample, such as extracts from a cell culture or serum, to the microarray. After incubation, washing and labeling, a computerized scanner measures the amount of dye or label on each spot. The researcher can then compare the array pattern between two different samples, such as a tumor biopsy against normal tissue.

     Microarrays are important because they allow the researcher to determine which genes or biochemical pathways become more or less active during a disease or after exposure to a potential new drug. They allow the scientist to conduct thousands of analytical experiments at one time. This can reveal clues to disease processes or help determine whether a potential new drug has the expected biochemical effects in living tissues.

     We decided to enter the microarray market because it has been in existence long enough to prove the value of microarraying, but we believe that it still has most of its growth ahead of it. Although the current research market is attractive in itself, management believes that emerging market segments in drug discovery and molecular diagnostics offer much greater potential. In particular, management believes that research trends suggest that new array-based methods for cancer diagnostics may drive market growth faster than was generally believed just two years ago. In addition, we believe that microarray technology has reached a crucial juncture, and that our unique technology has the potential to resolve critical issues that now retard the next phase of market evolution.

Accelr8 Technology Corporation         2         Fiscal Year Ended July 31, 2003

OptiChem Surface Coatings

     OptiChem coatings are based on a discovery made by a surface chemist at DDx in the late 1990's, who developed an improved proprietary surface coating for the assay substrates to be used with a new highly sensitive assay instrument.

     Our scientific team has taken the original technology acquired from DDx and has improved upon it, advancing the discovery with the objective of bringing it to commercialization. Since acquiring OpTest, we have conducted research and development as described below.

o First, the scientific team materially improved upon the basic surface chemistry discovery in order to make it highly reproducible. They identified critical materials and processes needed to make OptiChem robust and consistent in a production environment as well as scalable. They eliminated the need for unusual equipment or conditions that could limit OptiChem's commercial attractiveness. Quality control data now show that the production processes yield product consistency that management believes is at least as high as that of the next-best competitor.

o Second, the scientific team adapted the product's chemistry to provide uniformity and consistently high coating performance on glass and plastic substrates. This expanded OptiChem's applicability substantially beyond its original silicon base material coating formulation. Our commercial products are coated glass substrates, and we have proven success with a variety of plastics and with gold surfaces that are used in certain biosensors.

o Third, the scientific team added reactive functionality to the surface chemistry. The original test system used a base coating matrix including biotin as a linking agent. Our scientists have developed additional reactive groups incorporated within the coatable matrix. Examples include amine-reactive, thiol-reactive and streptavidin surfaces. Our primary commercial product is an amine-reactive surface used for immobilizing nucleic acids and proteins. On special order, we also sell streptavidin and thiol-reactive surfaces.

     OptiChem coatings exhibit exceptionally low non-specific binding of interfering molecules such as proteins and unbound dyes. Non-specific binding (also referred to as "adsorption" or "fouling") is a dominant noise factor that limits the sensitivity of biomolecular assays. Management believes that OptiChem has demonstrated superior non-fouling properties as compared with those of competitors. In addition, OptiChem coatings provide high capacity for specific probe attachment.

     In creating a microarray, the assay designer attaches probe molecules at desired locations on the activated substrate surface in any useful pattern such as a microarray grid. These reactive patches or spots provide "islands" of specific analyte binding zones surrounded by a "sea" of extremely low non-specific binding surface. This contrast of low noise and high specific binding provides a very high signal-to-noise ratio that improves detection sensitivity.

Accelr8 Technology Corporation         3         Fiscal Year Ended July 31, 2003

     Examples of the types of products that we believe would benefit from having OptiChem coatings include:

o    Nucleic acid microarrays ("gene chips") on slides or microtiter plates.

o    Protein and peptide microarrays for proteomics and micro-immunoassays.

o    Substrates for cell and tissue arrays.

o    "Lab-On-A-Chip" devices.

o    Biosensors.

o Laboratory instrumentation such as high-performance liquid chromatography, capillary electrophoresis, and related separation columns.

     Vertical markets that consume such supplies, in addition to laboratory research markets, include:

o    Drug candidate screening and characterization.

o Medical molecular diagnostics (e.g., disease diagnostics, patient predisposition, "personalized medicine").

o    Food and water pathogen testing.

o Bio-Defense (detecting weaponized pathogens and diagnosing recent infection while still treatable).

     As the market evolves away from its original research basis that uses purified laboratory materials, we believe that demand will shift increasingly toward new substrate properties. In particular, we believe that it will become essential to use surfaces that provide consistent results despite exposure to blood and tissue extracts.

     Based upon tests against the leading competitors, management believes that OptiChem delivers superior performance against these competitors. OptiChem coatings have been the only surfaces that demonstrate this capability. Therefore we believe that our marketing strategy should not be to compete for low-performance applications, but to focus on the needs of emerging applications such as drug discovery and diagnostics, paying particular attention to new developments in cancer diagnostics.

     We also believe that OptiChem may offer benefits to mature technologies such as research immunoassays and medical immuno-diagnostics. For example, in the most commonly used assay format (ELISA) the end-user must "block" the surface against non-specific binding by pre-coating the plates with a masking protein, typically albumin or casein from animal sources. Management believes that OptiChem shows better performance without blocking. This ability saves


Accelr8 Technology Corporation         4         Fiscal Year Ended July 31, 2003
substantial time for the user in preparing the assays and avoids the need for animal products (proteins) that carry the risk of contaminating a sensitive assay with prions, virus fragments, DNA or RNA or protein fragments, or other low-level interfering materials.

     In essence, any surface that is needed for biochemical, immunological, histological, or tissue growth or attachment is a potential candidate for improvement with a species of OptiChem coating. Conversely, any surface intended to inhibit the attachment or adsorption of biological materials is also a candidate, e.g., implanted medical devices for which tissue adhesion can cause problems.

     On the basis of testing conducted to date (both internal and external), we believe that OptiChem coatings enjoy a number of competitive advantages over other coatings, including the following:

o OptiChem coatings without blocking (a time-consuming step) out-perform other coatings, with or without blocking, in reducing non-specific adsorption of interfering molecules. In stringent tests using whole serum, OptiChem coatings yield substantially higher signal to noise ratios than any other surface tested. We believe that this will prove to be a decisive factor as microarraying migrates into diagnostics and proteomics.

o Our scientists have also discovered that OptiChem coatings make it possible to eliminate certain important sources of error in sample preparation. The coatings have a unique ability to shed free dye molecules left over from sample labeling. In independent direct comparisons, OptiChem surfaces without sample cleanup yield microarray results that are at least as good as those of the next-best competing product with sample cleanup. As a result, microarray labs can significantly reduce materials and labor, and increase throughput while gaining OptiChem's superior performance.

o OptiChem coatings enable high-density arraying, and the user can readily optimize spotting properties to suit a specific application. In particular, the coatings enable very large "genome-wide" arrays that are becoming a competitive battleground for major array producers.

o Coatings are available with several different types of reactive groups for binding to probes, currently including amine-reactive, biotin, streptavidin, and thiol-reactive coatings. They are readily modified to enable rapid development of additional types of binding activity.

o OptiChem coatings have broad applicability. Many surface coatings work well only within a narrow range of reactants and conditions. Customer testing has shown that OptiChem coatings work extremely well over a broad range of reactants and conditions. Our coatings survive and continue to yield high performance under conditions that damage or destroy other coatings.

o The manufacturing history shows that OptArray slides demonstrate excellent lot-to-lot consistency. This uniformity provides important competitive advantages as attention is shifting to concerns about microarray reproducibility.

Accelr8 Technology Corporation          5        Fiscal Year Ended July 31, 2003

o The coatings are compatible with a wide range of base materials including glass, plastic, silicon, and metallic surfaces. This enables a choice of base material that minimizes other sources of interference, such as background fluorescence. We believe that plastic substrates will become important as the microarray market evolves into molecular diagnostics, driven by price pressure from medical insurers. OptiChem has proven successful on low-cost base materials.

QuanDx and YoDx Quantitative Assay Instrumentation

     QuanDx instrumentation counts individual bound nanoparticles by imaging the light scattered from sub-microscopic particles that attach to biochemical assay components. This strategy provides extremely high sensitivity and low background noise.

     Conventional assays calculate the average intensity of a detectable signal across a field of observation. Whether the detector measures photons or electrons, the principles are similar. Real electrical circuits, such as the detectors and amplifiers used in most assay instruments, have finite thermo-electric noise. This noise places an unavoidable limit on assay precision and sensitivity.

     QuanDx eliminates electrical and thermal noise by converting each nanoparticle binding event into a discrete identifiable image and then counting only individual light scattering images while ignoring all other images and background. The only noise that enters in is the non-specific binding of the nanoparticle to the assay substrate. OptiChem coated substrates reduce non-specific background noise and maximize QuanDx's performance.

     High sensitivity has become increasingly important for at least two reasons. First, researchers are tending to work more often with rare analyte materials in dilute forms. Second, assays that use very small quantities of reagents and analytes tend to be faster. Since QuanDx is based on microscopic observation, its ability to work with extremely small spots therefore maximizes the advantages of small scale.

     At present, the standard method for scanning microarrays is to attach fluorescent dyes to the reactants and then to scan the assay grid with an automated confocal fluorescence microscope. The confocal optics restrict the focal plane to a very thin layer and thus reduce background interference. However, the dyes themselves are well-recognized for adsorbing to surfaces and creating high non-specific background noise. In addition, many materials used as substrates or assay components emit their own fluorescence ("autofluorescence") and add to the interference.

     We believe that QuanDx has the potential to substantially out-perform standard fluorescence-based technology because of its ability to reject background. In addition, QuanDx uses automated high-speed image analysis and therefore supports high throughput-an essential property when scanning arrays containing thousands of reactive spots.

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

Accelr8 Technology Corporation          6        Fiscal Year Ended July 31, 2003

     During the fiscal year ended July 31, 2003, we retained an expert scientific consultant to improve certain aspects of the original QuanDx methods. We believe that the improvements will further simplify QuanDx operation and significantly reduce assay turnaround time. We have constructed a portable laboratory test system that incorporates the new improvements.

     Also during the fiscal year we acquired the rights to innovative technology that complements QuanDx. The new YoDx(TM) ("YoDx") technology extends the detection system to include assay processing prior to the detection itself, and we expect the novel processing to enhance detection sensitivity as well. We have set major objectives for the combined YoDx/QuanDx platform, when used with OptiChem coated substrates, to increase sensitivity by at least 100-fold relative to fluorescence detection and increase assay speed by at least 10-fold relative to conventional processing.

     In addition, we believe that the new instrumentation platform will be inherently lower in cost, and more robust and field-practical than competing technology. QuanDx can easily be engineered for hand-portable field use, which is not practical with current fluorescence technology.

     We expect portability and low cost to enable new applications in medical diagnosis and portable field applications such as food safety and bio-defense. The new systems will be able to use either gene probes or immunoassays for target molecule detection. The current portable laboratory test fixture that contains the QuanDx improvements also includes YoDx components. The unit is field portable for demonstration to prospective licensees.

     We believe that QuanDx with YoDx stands alone as an assay processing and digital detection system that offers the competitive advantages of:

o Counting discrete images of individual reporter events, thereby eliminating analog background.

o Simple structure and readily available components that permit low-cost production.

o    Small size, amenable to bench-top or hand-held application.

o High speed, allowing rapid scanning of dense arrays and adaptable to high throughput laboratory robotic platforms.

o Compatibility with very small microarray spot size, permitting use with large high density arrays.

Accelr8 Technology Corporation          7        Fiscal Year Ended July 31, 2003

Systems That Combine QuanDx, YoDx, and OptiChem

     We expect that our customers will be able to use QuanDx, YoDx, and OptiChem products in existing applications independently of each other. However, using the combination of these products optimizes total assay performance. We already have customers who purchase or license OptiChem alone, for use with existing microarray systems. However we expect that once demonstrated in a compelling application, a significant market will develop for the instrumentation as a means to maximize OptiChem's performance benefits. Readers are cautioned that there can be no assurance that the statements in this paragraph with regard to development of a significant market or customers will be achieved.

OptiChem Competitors

     Approximately 20 companies around the world sell activated slides for use in microarray printing. However only a few of these produce high-performance products that we view as competing with OptiChem coated microarraying substrates.

     Although Corning (NYSE:GLW) commands market leadership in activated microarray slides, we do not compete directly with Corning.

     In August 2002, Amersham PLC, a United Kingdom company, purchased Motorola Life Sciences which has the exclusive rights to re-sell microarraying slides produced by SurModics Inc. (NASDAQ:SRDX). On October 10, 2003, General Electric and Amersham announced their agreement on the terms of an acquisition by GE of Amersham, subject to shareholder approval. Amersham markets activated slides and manufactured microarrays under the CodeLink(TM) brand. The coating on CodeLink slides is a hydrogel polymer that competes with our OptArray slides. However, we view Amersham as a potential customer and SurModics as our competitor in surface coatings.

     PerkinElmer, Inc. (NYSE:PKI) offers a different type of gel slide intended for protein arraying.

     Apogent (NYSE:AOT) produces microarraying slides and plates in its Matrix division. This is the only current competitor to our OptiPlate(TM) arrayable microtiter plates.

     Generally, our scientists conduct comparative tests on each new competitor's products as they become available. Since technical performance advantages directly translate into competitive advantages, our scientists monitor the market for new product releases.

     Companies such as Agilent (NYSE:A) and Affymetrix (NASDAQ:AFFX) produce microarrays, but do not sell activated slides in competition with our products. However, either company could become a competitor of ours or a customer.

Accelr8 Technology Corporation         8         Fiscal Year Ended July 31, 2003

QuanDx and YoDx Competitors

     Genicon Sciences, a San Diego, California based private company was a potential competitor for QuanDx instrumentation. Genicon ceased operation in 2003 and its assets were acquired by Invitrogen (NASDAQ:IVGN). Invitrogen is currently not competing in the microarray market. However there can be no assurance that Invitrogen will not enter the microarray market in the future or that Invitrogen will not compete with Accelr8 in some other application of QuanDx.

     A number of other particle-based assays are on the market. However, we believe that they do not contain the superior qualities of QuanDx and do not count single particles in an array format. Other alternatives to QuanDx include conventional assays. However, all of the alternatives identified by us use conventional analog averaging and are not intended to count discrete particles.

     In 2003, Boekel Scientific (a private company) licensed certain intellectual property from the University of Pennsylvania that is related to certain aspects of YoDx. Boekel produces hybridization ovens that are used in research labs, including microarray labs. The licensed technology might be used in a way that resembles some of the YoDx methods. As far as we can determine, such a product is not yet on the market.

Accelr8's Business Models

     We intend to offer licenses to assay and instrumentation manufacturers. We intend to offer such licenses in return for an up-front licensing fee plus a royalty on the net sales price for finished products that contain our licensed assets, subject to annual minimum royalties. See "Subsequent Events."

     Before we commit significant development effort to integrate our technologies into a customer's products and processes, we intend to require the customer to fund our non-recurring development costs. This customary joint development phase should enable us to preserve our cash assets and helps to qualify the customer's interest. However, there can be no assurance that we will enter into a joint development agreement with any of our customers.

     In addition to our licensing model, we sell stock OptArray and OptiPlate products to end-users such as manufacturers of proprietary microarrays. While some companies would prefer to license OptiChem and integrate it into their production lines, others prefer to purchase coated OptiChem substrated for application of their proprietary DNA and protein libraries. We intend to serve the needs of both types of customer.

     We continue to evaluate the potential to produce fully integrated systems for sale to end users in certain mature market niches. We believe the combination of OptiChem surfaces used with QuanDx and YoDx instrumentation has good potential in these niches. The projected potential consumption for coated substrates makes these niches attractive. Based upon our perception of the high value to customers and low projected production costs, we believe that this type of business model has attractive margin potential. However, there can be no assurance that we will be successful in increasing the demand for any of our products.

Accelr8 Technology Corporation         9         Fiscal Year Ended July 31, 2003

Business Strategy

     Our business strategy is to specialize in advancing the technology of surface coatings used in bio-analytic substrates and to advance the technology of assay instrumentation by increasing speed and sensitivity while lowering cost. We intend to pursue this goal by conducting our own research and development ("R&D") programs and also by seeking to acquire or license important advances developed outside of the Company.

     We intend to offer our industrial customers the highest available performance in critical materials and subsystems. This will allow our customers to concentrate their resources on their own core competencies and strategic assets.

     We believe that our intellectual property portfolio of technologies especially suits the point of care diagnostics opportunity.

     For example, current pathogen testing requires "enrichment" or growth of bacteria isolated from a sample such as blood. Culturing typically requires from two to six days. During this period, the pathogens continue to grow in the source, such as an infected patient. Drug-resistant pathogens have become a growing concern in public health. Over the last decade, the medical community has publicized the threat of emerging drug resistance with such organisms as "MRSA" (Methicillin Resistant Staphylococcus Aureus), "VRE" (Vancomycin Resistant Enterococci), and "MDR-TB" (Multiple-Drug-Resistant Tuberculosis). Researchers believe that rapid testing for species and strain identification will be important in preserving treatment options, helping to limit the use of those antibiotics that have few or nonexistent alternatives.

     We believe that we have technology that can substantially reduce the required enrichment, thereby accelerating the test. In a point of care application, this means that the physician can begin effective treatment more quickly and correctly. This is vital in critically ill patients who have blood-borne infections, for example. The physician might also be able to avoid using new antibiotics and contributing to the emergence of drug resistant strains. We believe that some of the point-of-care tests may be able to determine drug sensitivity as well as pathogen identity.

     We are pursuing strategic alliances with other companies with the intent of jointly developing integrated systems for specific applications such as these. Certain applications, such as the diagnosis of infectious disease, are likely to require products that also fit other applications, such as pathogen testing for bio-defense or food safety.

     In order to prove the commercial importance of advanced system designs, we may decide to produce one or more complete analysis products that incorporate QuanDx or YoDx instrumentation and OptiChem coated substrates. An example of this is low cost point-of-care diagnostics.

Accelr8 Technology Corporation         10        Fiscal Year Ended July 31, 2003

Customers

     At this time we have received nominal revenues from sale of evaluation products and sale of products used in the internal development of other companies. We are still engaged in research and development with respect to the OptiChem, QuanDx, and YoDx technologies. We believe that the selling process for a product such as OptiChem will average about nine to twelve months, because of the need to integrate our products into the customer's production processes.

Applications

     Microarraying is a major new technology platform emerging in these market segments. A microarray consists of a matrix of individual assay "spots" of active probe molecules, such as short strands of DNA or proteins. For example, a microarray of the entire human genome contains more than 30,000 spots printed onto a microscope slide. When an investigator incubates the array with a sample such as blood, specific target molecules bind to specific probe spots (but not to other spots). Each spot acts as a single chemical analysis. With thousands of spots in an array, a single experiment then perform thousands of individual analyses--one for each probe.

     As DNA microarraying has become more widely used, controversies have also emerged. In particular, low reproducibility has delayed market penetration. Scientists are now beginning to apply microarraying methods to proteins, which are much more complex than DNA in terms of physical and chemical properties and ability to preserve biological function. This complexity brings with it comparably greater technical difficulty. Management believe protein analyses are well worth the effort because they will form the backbone of future clinical molecular diagnostics. OptiChem supports these new initiatives.

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

Marketing and Sales

     We currently market our technologies to potential industrial customers through five primary routes:

o Public presentations at scientific symposia attended by key scientific staff and R&D decision makers from targeted companies and institutions.

o Invited presentations at targeted companies by our own scientists or consulting academic scientists.

o Telephone calls, emails, express letters, and personal visits to key executives, business development managers, marketing managers, and R&D managers at targeted companies.

Accelr8 Technology Corporation         11        Fiscal Year Ended July 31, 2003

o Our web site (www.accelr8.com), the content of which is technical in nature and targeted at scientists within prospective accounts.

o We may enter into exclusive agreements with well established distributors who have demonstrated effective marketing and have existing sales channels.

     We believe that the "executive selling" process helps to assure that high-quality, effective information is presented directly to individuals who have decision making authority or who have strong influence over decisions to adopt novel technologies in their business's product development programs.

     We intend to continue to expand our exposure by means of papers in technical journals, feature articles in the trade press and advertising.

Operations

     We own a laboratory with mid-volume assay substrate production equipment, and lease approximately 4,970 square feet of space for the laboratory and related administrative offices. Within the laboratory facility we constructed a cleanroom pilot production operation. We believe the facility has adequate capacity to support equipment and staffing to implement the product development plan.

     We have initiated a program to secure second-sources for all materials used in OptiChem formulation.

     We conduct an aggressive R&D program to expand our intellectual property portfolio and to adapt our licensable technologies to specific applications. R&D programs include new physical coating methods for production of different substrate formats, additional methods for linking coatings to base materials, and additional functionalization for new applications. During the years ended July 31, 2003 and 2002, we spent approximately $568,873 and $326,582, respectively, on R&D activities.

     QuanDx and YoDx instrumentation require certain components that are custom-fabricated to our specifications. These components include printed circuit boards for controller electronics, optical components such as custom lenses, injection-molded plastic components, and machined mechanical components. In all applicable cases, we will own the production tooling and are able to quickly activate secondary sources. We plan to maintain inventory levels sufficient to bridge any second-source response times and include an adequate safety factor.

     We plan to contract with an established outsource manufacturer to produce finished goods such as OptArray and OptiPlate products. We will continue to use the cleanroom pilot operation for ongoing product development and process engineering. As we approach commercialization for instrumentation, we plan to engage experienced instrumentation outsources to produce finished goods.

Accelr8 Technology Corporation         12        Fiscal Year Ended July 31, 2003

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

     We have two patents that cover certain aspects of OTER technology. Most recently, we received notice from the U.S. Patent and Trademark Office for the issuance of patent number 6,274,384 for a "method for specific substance and molecule detection." The patent claims the analytic methods associated with an apparatus in previously issued U.S. patent 5,958,704 for a "sensing system for specific substance and molecule detection." We are also processing additional divisional OTER patent applications (U.S. and international). While we believe the OTER technology could be a viable technology with additional development, we have opted to discontinue development at this time to concentrate our resources on the technologies that currently have a larger market with greater demand. Therefore, during the year ended July 31, 2003, the Company recorded an impairment loss of $188,359, representing the unamortized cost of the OTER technology purchased from DDx. See "Impairment of Intangible Assets."

     We have one patent pending on QuanDx instrumentation and believe that the patent application covers areas that are critical for QuanDx protection.

     In June, 2001, we filed our first provisional patent application for OptiChem surface chemistry and later converted that provisional application into a non-provisional application. The full application is now being prosecuted. We believe the application has the potential to provide relatively broad protection for the unique surface chemistry. We plan to file a series of new provisional applications and continuations to expand protection over a broad base related to surface chemistry.

     We also acquired the rights to YoDx and filed a Patent Cooperation Treaty patent application. The application covers a broad area of novel methods and device designs for assay incubation and detection of nanoparticles.

     Late in 2002, Oxford Gene Technology ("OGT," Oxford, England) launched an aggressive, industry-wide patent litigation campaign. Although OGT filed suit against six companies, they appear to also have sent letters to a great many more companies in an attempt to force licensing.

     Accelr8 retained an independent patent counsel at Dorsey & Whitney who has specific experience in microarray patent litigation. The attorney provided a written opinion to us stating that our products do not infringe on patents asserted by OGT. We have provided a copy of this opinion, under confidential disclosure agreements, to selected customers who have received the OGT letter or who have been sued by OGT.

Accelr8 Technology Corporation         13        Fiscal Year Ended July 31, 2003

     On the basis of customer response, we believe that our patent position offers a unique competitive advantage while not infringing on OGT claims.

     In addition to our own inventions, we review patent filings, commercial venues, and scientific publications for new opportunities. Where appropriate, we intend to acquire or license significant new intellectual property that complements our proprietary positions or that enables us to enter significant new market niches.

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

     The Company has secured trademarks for its products, which include

     OptArray(TM)
     OptiChem(TM)
     OptiPlate(TM)
     QuanDx(TM)
     YoDx(TM)

Employees and Consultants

     We have twelve employees and employ five consultants. We have not entered into any collective bargaining agreements.

Subsequent Event

     On October 15, 2003, the Company signed a supply agreement and a letter of intent with SCHOTT Nexterion AG of Mainz, Germany ("Nexterion"). Nexterion is a wholly-owned division of SCHOTT Glas ("SCHOTT"), which is a leading European manufacturer of precision glass. SCHOTT had sales of about 2 billion euros in 2002. SCHOTT formed the Nexterion division in 2002 to enter the microarray market. In 2003, Nexterion acquired the microarray products of Quantifoil (Jena, Germany), which is a market leader in the European microarray slide market. Nexterion also made investments in two development stage companies in the microarray market.

Accelr8 Technology Corporation         14        Fiscal Year Ended July 31, 2003

     The supply agreement with Nexterion has a term of six months commencing on October 15, 2003 and provides for the purchase of 5,000 slides at $10.50 each. The supply agreement may be extended for 90 days and an additional 5,000 slides may be purchased at $10.50 each. Nexterion will purchase and resell Accelr8's OptArray microarray slides under the Nexterion brand and Accelr8 will continue to manufacture the microarraying products in its Denver facility. Accelr8 will be Nexterion's sole supplier of permeable hydrogel microarraying slides during the term of the supply agreement and will provide sales training and also technical support to SCHOTT's customers.

     The letter of intent calls for negotiation of an exclusive technology transfer license for Accelr8's OptiChem surface chemistry on microarraying slides. Under the intended technology transfer license, SCHOTT will become the exclusive outsource manufacturer for OptArray products starting in the third quarter of fiscal 2004. SCHOTT will then manufacture the OptArray slides and have exclusive global distribution rights to those products. The two companies will cooperatively market the products. Management anticipates that there will be three potential sources of revenue in the technology transfer agreement to be entered into with SCHOTT: (i) a one-time payment of an up front licensing fee (upon signing), (ii) consulting services relating to the technology transfer process, and (iii) royalties on sales. The specific terms and conditions of the proposed licensing agreement have not yet been negotiated or finalized, and it is possible that a definitive agreement will not be reached with SCHOTT. While there can be no assurance the Company will enter into a definitive agreement for the technology transfer license, Management is optimistic that an agreement will be reached with SCHOTT.

Factors That May Affect Future Results

     Dependence On Key Employees. Our success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on our results of operations. We carry key man life insurance in the amount of $5 million on Thomas V. Geimer. The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance policies would be sufficient to compensate us for the loss of Mr. Geimer, and these policies do not provide any benefits to the Company if Mr. Geimer becomes disabled or is otherwise unable to render services to the Company. Further, the loss of any member of our scientific team may have a significant adverse effect upon the Company and its business. We believe that our continued success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market new and enhanced products and to conduct our operations successfully.

     Need To Develop Market For Products. We have received only nominal revenue from sales based on products using the new OptiChem, QuanDx, YoDx, and OTER technology. Our competitors manufacture and market products that are similar to ours. Our principal competitors and the areas in which they compete with us are described more fully in "OptiChem Competitors" and "QuanDx Competitors." While we have received nominal revenues from sales, there is no assurance that we will be successful in marketing the new products.

Accelr8 Technology Corporation         15        Fiscal Year Ended July 31, 2003

     Our Success Depends Partly On Our Ability To Successfully Introduce New Products. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce new products into the marketplace in a timely manner. Our technology requires significant knowledge and experience in biochemistry. In addition, we must continue to develop new applications for our existing technologies. Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies are superior to other technologies and products that are currently available or may become available in the future.

     If we are unable to overcome these technological challenges, or even if we experience difficulties or delays, we may be unable to attract additional customers for our products, which would seriously harm our business and future growth prospects.

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

     Our Products Could Infringe On The Intellectual Property Rights Of Others. Due to the very significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by entities operating in the industry in which we operate, we believe that there is a significant risk of litigation arising from infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us or our licensors. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party's proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to us and divert the efforts of our technical and management personnel.

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

Accelr8 Technology Corporation         16        Fiscal Year Ended July 31, 2003

     Third Parties May Seek To Challenge, Invalidate Or Circumvent Issued Patents Owned By Or Licensed To Us Or Claim That Our Products And Operations Infringe Their Patent Or Other Intellectual Property Rights. In addition to our patents, we possess an array of unpatented proprietary technology and know-how and we license intellectual property rights to and from third parties. The measures that we employ to protect this technology and these rights may not be adequate. Moreover, in some cases, the licensor can terminate a license or convert it to a non-exclusive arrangement if we fail to meet specified performance targets.

     We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or abroad.

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

     Control By Management. At October 15, 2003, our officers and directors owned of record approximately 1,191,200 or 11.96% of the outstanding shares of Common Stock. If they exercise all of the options that they currently hold, they will own 1,606,200, shares of our Common Stock or 15.48% of the then outstanding

Accelr8 Technology Corporation         17        Fiscal Year Ended July 31, 2003
shares of Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares Eligible For Future Sale. As of July 31, 2003, we had reserved 1,000,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 755,000 shares were outstanding as of July 31, 2003 ("Plan Options"). The 1,129,110 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at $0.24 per share on October 14, 1997, and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust, we will hold the shares in the trust, and carry them as treasury stock. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 9 to the Financial Statements for further information. Additionally, DDx owns 1,606,793 shares of our common stock or 16.13% of the number of outstanding shares of Accelr8 which may be sold pursuant to Rule 144. Sales of Common Stock underlying Plan Options or by DDx may adversely affect the price of the Common Stock.

     The Loss Of One Or More Of Our Major Clients Could Significantly Reduce Our Revenue And Earnings. Revenue from the resale of software to our largest client Kroger Company, in the amount of $182,673 represented 21.9% of our total revenues. Further, revenues from the sale of OptiChem products to our largest OptiChem client in the amount of $38,295 represented 4.5% of our total revenues. Together these clients represented approximately 26% of our total revenue for the year ended July 31, 2003. There can be no assurance that revenue from any customer will continue at their historical levels. Loss of one or more of our current clients, particularly the two companies listed above, could have a material adverse effect on our business, financial condition and results of operations. If we cannot broaden our customer base, we will continue to depend on a few clients for the majority of our revenue.

     We Use Hazardous Materials In Some Of Our Research, Development And Manufacturing Processes. Our research activities sometimes involve the controlled use of various hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. While we currently maintain insurance in amounts which we believe are appropriate in light of the risk of accident, we could be held liable for any damages that might result from any such event. Any such liability could exceed our insurance and available resources and could have a material adverse effect on our business, financial condition and results of operations.

     We Have A Single Manufacturing Facility And We May Lose Revenue And Be Unable To Maintain Our Client Relationships If We Lose Our Production Capacity. We manufacture all of the products we sell in our existing production labs in Denver, Colorado. If our existing production facility becomes incapable of

Accelr8 Technology Corporation         18        Fiscal Year Ended July 31, 2003
manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers. Without our existing production facility, we would have no other means of manufacturing products incorporating our coating technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing licensees resulting from our inability to produce products for them.

     Changes In Governmental Regulations May Reduce Demand For Our Products Or Increase Our Expenses. We compete in markets in which we or our customers must comply with federal, state, local and foreign regulations, such as environmental, health and safety and food and drug regulations. We develop, configure and market our products to meet customer needs created by these regulations. Any significant change in these regulations could reduce demand for our products.

     Our Results Of Operations Will Be Adversely Affected If We Fail To Realize The Full Value Of Our Intangible Assets. As of July 31, 2003, our total assets included $4,255,934 of net intangible assets. Net intangible assets consist principally of costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset.

     During the fiscal year ended July 31, 2003, we completed our impairment testing, which resulted in an impairment loss of $188,359, representing the unamortized cost of the OTER technology purchased from DDx. While we believe the OTER technology could be a viable technology with additional development, we have opted to discontinue development at this time to concentrate our resources on the technologies that currently have a larger market with greater demand.

     Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations. See "Impairment of Intangible Assets."

     Important Factors Related To Forward-Looking Statements And Associated Risks. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations,

Accelr8 Technology Corporation         19        Fiscal Year Ended July 31, 2003
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

     Antigen: the material used to stimulate immune antibody production in an organism.

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

Accelr8 Technology Corporation         20        Fiscal Year Ended July 31, 2003

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

     Biomolecule: a natural organic molecule found in biological organisms.

     Bio-Defense (or Bio-Terrorism or Bio-Warfare): the defense from deliberate use of human pathogens to infect enemy troops or civilian populations in order to kill or incapacitate them. The use of infectious diseases as weapons. "Bio-Defense" is the use of biosciences to devise strategies and materials to defend against bio-warfare agents.

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

Accelr8 Technology Corporation         21        Fiscal Year Ended July 31, 2003
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

     High-Throughput Screening (HTS): parallel processing of very large numbers of assays in order to identify interactions between a target substance and a probe. The most important example is the use of microarrays, combinatorial libraries, and other materials to discover drug candidates.

     Hybridization: the specific affinity linkage between two complementary nucleic acid strands over a relatively long polymeric sequence. The binding strength is a function of the degree of complementary homology between the strands.

     Immunoassay: any type of biochemical assay that uses antigen-antibody affinity as the assay basis of selection and detection.

     Lab-On-A-Chip ("LOC"): a very small-scale sequence of mechanized laboratory processes to capture, clean, separate, and measure one or more defined analytes in a sample. Practical LOC devices range from relatively large, a few inches in their longest dimension, to microscopic. They allow relatively complete laboratory analyses to be performed in a single mass-produced integrated fluidic component. Typically, LOC uses physical principles that would not be practical on a larger physical scale but that replace "macro" components that do not work well on a small scale (such as mechanical valves).

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

Accelr8 Technology Corporation         22        Fiscal Year Ended July 31, 2003

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

     Oligonucleotide, Oligomer, Oligo: a short section of DNA or RNA. A small nucleic acid polymer.

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

     RNA: a nucleic acid biomolecule category if single-stranded (as opposed to the double helix of DNA) that are essential in making protein products from the master DNA genetic code. Certain micro-organisms have RNA as their genetic material rather than DNA.

     Sandwich Assay: an assay structure that builds up layers of successive binding reactions from a fixed mechanical base. A sequence of steps creates the layers such that the final layer provides the reporting mechanism. Intermediate layers may amplify the fundamental analyte capture or stabilize it to permit detection that would not otherwise be reliable or sufficiently sensitive.

Accelr8 Technology Corporation         23        Fiscal Year Ended July 31, 2003

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

Item 2 - Description of Property
--------------------------------

     We lease approximately 3,565 square feet of office space at 303 E. 17th Avenue, Suite 108, Denver, Colorado, 80203, and approximately 4,970 square feet of laboratory space at 7000 Broadway, Denver, Colorado, 80221. The combined monthly rent is approximately $7,065.

Item 3 - Legal Proceedings
--------------------------

Concluded Legal Matter

     On November 16, 1999, the SEC filed suit in the United States District Court for the District of Colorado against the Company, Thomas V. Geimer, Harry
J. Fleury, and James Godkin (collectively the "Defendants"), Civil Action No. 99-D-2203. The SEC sought an injunction permanently restraining and enjoining each defendant from violating Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder; Section 13(a) of the Exchange Act, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, and, in addition, that Mr. Geimer and Mr. Godkin be enjoined from future violations of Section 13(b)(2) of the Exchange Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder related to securities fraud. The SEC alleged that the Defendants made material misrepresentations of fact regarding the capability of certain of the Company's products, and the Company's financial condition, including its revenues and earnings and that Mr. Geimer and Mr. Godkin failed to implement, or circumvented, a system of internal accounting controls, falsified books and records, and made misrepresentations to the Company's accountants. On July 12, 2001, the Defendants, without admitting or denying the allegations of the Third Amended Complaint filed by the SEC, consented to the entry of Final Orders in

Accelr8 Technology Corporation         24        Fiscal Year Ended July 31, 2003
which the court dismissed the securities fraud claims against all Defendants with prejudice. The Court made no findings that any violation of law occurred, and enjoined the Defendants from future violations of Section 13 of the Exchange Act, and the regulations thereunder referred to above. None of the Defendants were found to have made any misstatement as to the Company's product's performance or capabilities or misstatements to the Company's accountants nor did the suit result in any restatement of the Company's financial statements. In connection with the settlement, Mr. Geimer paid a civil penalty of $65,000, Mr. Fleury paid a civil penalty of $20,000, and Mr. Godkin paid a civil penalty of $20,000. The costs of the defense plus the civil penalties were borne by the Company.

Pending Legal Matter

     The Company is party to one current legal proceeding, which is a lawsuit against Deloitte & Touche LLP and the corresponding Deloitte & Touche LLP counterclaim against the Company.

     On November 20, 2002, the Company initiated an action against Deloitte & Touche, LLP ("Deloitte"), the Company's former auditors, captioned Accelr8 Technology Corporation v. Deloitte & Touche LLP, Case No. 02CV8102, District Court, City and County of Denver, State of Colorado. In this action, the Company seeks damages from Deloitte for breach of contract as a result of Deloitte's resignation as the Company's auditors. On January 13, 2003, Deloitte answered the Complaint and filed a counterclaim against the Company, and third-party claims against Thomas V. Geimer and Harry J. Fleury. The counter-claim asserts claims for breach of contract, deceit based on fraud, and negligent misrepresentation and seeks damages estimated at $349,472. Third-party claims allege deceit based on fraud and negligent misrepresentation, and also seek unspecified damages. On February 18, 2003, the Company, as counterclaim defendant, and Messrs. Geimer and Fleury, as third-party defendants, moved to dismiss the counterclaims and third-party complaint. On May 29, 2003, the Court denied the motion to dismiss the counterclaims against the Company, and granted the motion to dismiss the third-party claims against Messrs Geimer and Fleury. The Company believes it has substantial defenses to the counterclaims and the Company intends to contest the counterclaims vigorously. However, there can be no assurance that the resolution of the counterclaims will not have a material adverse effect on the Company.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted by us to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

Accelr8 Technology Corporation         25        Fiscal Year Ended July 31, 2003

PART II

Item 5 - Market For Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

     Since November 21, 2000 the Company's common stock has traded on the over-the-counter market on the NASDAQ Electronic Bulletin Board. On October 9, 2003, the Company's common stock began trading on the American Stock Exchange under the trading symbol AXK.

     The table set forth below presents the range, of the high and the low sales price per share of Common Stock as reported by NASDAQ on a quarterly basis. The quotations represent prices between dealers and do not include retail markup, markdown or commissions and may not necessarily represent actual transactions.

                  Quarter Ended                    High              Low
                  -------------                    ----              ---

                   Fiscal 2003
                   October 31, 2002                $1.19             $0.60
                   January 31, 2003                 1.69              1.01
                   April 30, 2003                   1.22              0.97
                   July 31, 2003                    6.95              1.07


                   Fiscal 2002
                   October 31, 2001                $3.57             $1.43
                   January 31, 2002                 3.50              2.00
                   April 30, 2002                   2.17              1.33
                   July 31, 2002                    1.65               .75

     On October 15, 2003, we had approximately 180 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. We believe that there are approximately 1,525 beneficial owners of our Common Stock.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefor. To date, no dividends have been declared by the Board of Directors, nor does the Board of Directors anticipate declaring and paying cash dividends in the foreseeable future.

Accelr8 Technology Corporation         26        Fiscal Year Ended July 31, 2003

Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2003:



---------------------------------------------------------------------------------------------------------
                                  Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------

                            Number of securities    Weighted-average     Number of securities remaining
      Plan Category                  to             exercise price of    available for future issuance
                               be issued upon          outstanding      under equity compensation plans
                                  exercise          options, warrants   (excluding securities reflected
                               of outstanding          and rights              in the 1st column)
                                  options,
                            warrants and rights
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation
Plans approved by              755,000                 $2.36                        167,500
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation
Plans not approved by          200,000                 $2.25                            N/A
security holders
-------------------------- ----------------------- -------------------- ---------------------------------

Total                          955,000                 $2.36                        167,500

-------------------------- ----------------------- -------------------- ---------------------------------

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

Overview

     Prior to January 2001, Accelr8 was primarily a provider of software tools and consulting services. Since the acquisition of the OpTest suite of technologies, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. The potential market opportunity in the growing area of biosciences, coupled with unique patented technology that was beyond initial development stage, led us to pursue a purchase agreement with DDx.

     On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem) and quantitative instrument (QuanDx). Our proprietary surface chemistry and its quantitative instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. Presently the Company holds for sale advanced microarray slides and specialty microtiter plates coated with its proprietary OptiChem activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has an extraordinary ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. This property substantially improves analytical performance by enabling higher sensitivity, greater reproducitiility, and higher throughput by virtue of simplified application methods.

Accelr8 Technology Corporation         27        Fiscal Year Ended July 31, 2003

     We are currently offering OptArray microarray slides to university and government labs, pharmaceutical, drug discovery and diagnostic companies that rely upon customized surface chemistry for their assays. The surface chemistry will be customized to meet the specific requirements of large manufacturers, with the intent of licensing our products to users.

     The Company believes that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e., Affymetrix (NASDAQ:AFFX), Agilent, (NYSE:A), and Applied Biosciences (NYSE:ABI).

     On October 15, 2003 we entered into a supply agreement and a letter of intent with SCHOTT Nexterion AG of Mainz, Germany. Under the terms of the supply agreement, Nexterion will purchase and resell Accelr8's OptArray microarray slides under the Nexterion brand and Accelr8 will continue to manufacture the microarraying products in its Denver facility. Accelr8 will be SCHOTT Nexterion's sole supplier of permeable hydrogel microarraying slides during the term of the supply agreement and will provide sales training and also technical support to SCHOTT'S customers. See "Subsequent Events."

     We continue to remain a provider of software tools and modernization solutions for VMS Legacy Systems. However, we have taken steps to limit the costs associated with the conduct of our software tools and consulting services business. We intend to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. We do not expect to continue our consulting activities, although if such opportunities arise, we believe that we may be able to subcontract for the performance of the necessary services from third parties or former employees. We continue to investigate the possibility of selling these business operations to another party, however we have no arrangements or understandings with respect to the sale of these assets.

     The Company also resells software from CIM Team GmbH, Inc. and a/Soft Development, Inc. The resale of software provided approximately $604,323 in revenues during the fiscal year ended July 31, 2003.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2003 and 2002 and for each of the two years in the period ended July 31, 2003 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

Accelr8 Technology Corporation         28        Fiscal Year Ended July 31, 2003

                                                      Year Ended July 31,
--------------------------------------------------------------------------------
Statement of Operations Data:                         2003              2002
                                                      ----             ----
                                                          (In thousands,
                                                       except per share data)
Revenue:
 Consulting fees                                   $        25      $        16
 Product license and
     customer support fees                                 169              298
  Resale of purchased software
     and support fees                                      604              340
  OptiChem Revenue                                          53             --
                                                   -----------      -----------

Total revenue                                              851              654
                                                   -----------      -----------
Loss from operations                                    (1,547)            (762)
Net loss                                                (1,376)            (401)
Weighted average shares outstanding                  9,510,594        8,363,038

Basic and diluted net loss per share:              $      (.14)     $      (.05)



Balance Sheet Data:                                     2003            2002
                                                        ----            ----

Working capital                                    $     8,406      $     9,145
Current assets                                           8,773            9,879
Current liabilities                                        367              734
Total assets                                            13,745           15,024
Total liabilities                                        1,016            1,279
Shareholders' equity                                    12,729           13,745


Accelr8 Technology Corporation         29        Fiscal Year Ended July 31, 2003

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

         Fiscal year ended July 31,                    2003            2002
                                                       ----            ----

         Total revenues                               100.00%         100.00%
         Cost of services                              (5.28)         (19.79)
         Cost of software purchased for resale        (12.19)          (8.38)
         General and administrative                   (96.34)         (82.29)
         Marketing and sales                          (43.53)         (31.18)
         Research and development                     (66.88)         (49.94)
         Depreciation                                  (4.17)          (3.48)
         Amortization                                 (30.32)         (22.58)
         Loss (gain) on disposal of fixed assets       (0.98)           1.71
         Impairment loss                              (22.14)            --
         Abandoned trademark                             --            (0.60)
         Loss from operations                        (181.83)        (116.53)
         Other (expense) income, net                   17.79            6.62
         Income tax benefit                             2.29           48.63
                                                     -------           -----
         Net loss                                    (161.75)%        (61.28)%
                                                     =======           =====

Forward Looking Information

     Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's audited financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Year Ended July 31, 2003 Compared to Year Ended July 31, 2002

     Consulting fees for the year ended July 31, 2003 were $25,000, an increase of $9,000 or 56.3% as compared to the year ended July 31, 2002, and represented 2.9% of net revenues. This increase was largely due to a code analysis project for a single customer.

     Product license and customer support fees for the year ended July 31, 2003, were $168,453, a decrease of $129,527 or 43.5% as compared to the year ended July 31, 2002, and represented 19.8% of net revenues. We believe this decrease is largely due to decreased expenditures for software by our customers due to the general slowdown in the economy.

Accelr8 Technology Corporation         30        Fiscal Year Ended July 31, 2003

     Revenues from the resale of purchased software including purchased maintenance for the year ended July 31, 2003 were $604,323, an increase of $264,326 or 77.7% as compared to the year ended July 31, 2002, and represented 71.1% of net revenues. This increase largely resulted from the sale of additional software tool sets, to both previous and new customers.

     OptiChem revenues for the year ended July 31, 2003 were $52,794 as compared to none for the year ended July 31, 2002 and represented 6.2% of net revenues. This product was not available for sale in the year ended July 31, 2002. OptiChem revenues are made up of sales of slides to approximately twenty customers.

     Due to the above factors, net revenues for the year ended July 31, 2003, were $850,570, which represented an increase of $196,593 or 30.1% as compared to the year ended July 31, 2002.

     During the year ended July 31, 2003, sales to one customer were $182,673, representing 21.5% of our net revenues. In comparison, sales to our two largest customers were $126,469 and $79,500, representing 19.3% and 12.2% of net revenues for the year ended July 31, 2002. The loss of a major customer could have a significant impact on our financial performance in any given year.

     Cost of services for the year ended July 31, 2003 was $44,855, a decrease of $84,573 or 65.3% as compared to the year ended July 31, 2002. This decrease resulted largely from a reduction in software engineering salaries and related employee costs pertaining to the software operations.

     Cost of software purchased for resale including purchased maintenance for the year ended July 31, 2003 was $103,684, an increase of $48,866 or 89.1% as compared to the year ended July 31, 2002. The increase results from increased revenue from resale of purchased software including purchased maintenance and variations in the product mix of items purchased.

     General and administrative expenses for the year ended July 31, 2003 were $819,451, an increase of $281,283 or 52.3% as compared to the year ended July 31, 2002. This increase was largely due to increased deferred compensation of $195,724 resulting from change in market value of investments in the deferred compensation trust, professional fees of $14,861 related to increased accounting fees, $17,743 in legal fees including the cost of outside experts incurred in settlement of the class action lawsuit, increased salaries of $38,645 and increased consulting fees of $7,480.

     Marketing and sales expenses for the year ended July 31, 2003 were $370,282, an increase of $166,385 or 81.6% as compared to the year ended July 31, 2002. This increase was mainly due to increased consulting fees of $50,169, consultant option expense of $83,662, and expenses related to participation in trade shows of $29,991, offset by a decrease in telecommunications of $9,400 resulting from a change in telephone system. These increased costs were largely incurred in attempting to develop a market for OptiChem.

Accelr8 Technology Corporation         31        Fiscal Year Ended July 31, 2003

     Research and development expenses for the year ended July 31, 2003 were $568,873, an increase of $242,291 or 74.2% as compared to the year ended July 31, 2002. This increase was largely due to an increase in salaries for scientific personnel of $89,815, consultant option expense of $83,661, and laboratory expense and supplies of $68,933 for the continued development of the OpTest technologies.

     Depreciation for the year ended July 31, 2003 was $35,472, an increase of $12,742 or 56.1% as compared to the year ended July 31, 2002.

     Amortization for the year ended July 31, 2003 was $257,846, an increase of $110,197 or 74.6% as compared to the year ended July 31, 2002. The increase in amortization expense results from the increase in the capitalization of additional cost of intellectual property acquired from DDx during the fiscal year ended July 31, 2002 based on the fair market value of common stock issued.

     There was a loss on asset disposal of $8,345 for the year ended July 31, 2003 as compared to a gain of $11,153 for the year ended July 31, 2002.

     There was an impairment loss of $188,359 for the year ended July 31, 2003. There was no comparable loss for the year ended July 31, 2002. This impairment loss represents the unamortized cost of the OTER technology purchased from DDx. While we believe this could be a viable technology with additional development, we have opted to discontinue development at this time to concentrate our resources on the technologies that currently have a larger market with greater demand. Therefore, during the year ended July 31, 2003, the Company recorded the impairment loss. See "Impairment of Intangible Assets."

     There was no loss from abandoned trademarks for the year ended July 31, 2003 as compared to a loss of $3,929 for the year ended July 31, 2002.

     As a result of these factors, loss from operations for the year ended July 31, 2003 was $1,546,597, an increased loss of $784,526 or 103%, as compared to loss from operations for the year ended July 31, 2002.

     Interest income for the year ended July 31, 2003 was $103,051, a decrease of $89,089 or 46.4% as compared to the year ended July 31, 2002. This decrease was primarily due to decreased interest rates in government money market funds.

     Realized loss on marketable securities held in the deferred compensation trust for the year ended July 31, 2003 was $38,343, an increased loss of $31,725 as compared to the year ended July 31, 2002. This loss was the result of selling trust investments offset by interest earned. Unrealized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2003 was $86,631, compared to unrealized loss of $142,210 for the year ended July 31, 2002. This loss was the result of changing market value of securities held by the trust.

Accelr8 Technology Corporation         32        Fiscal Year Ended July 31, 2003

     Income tax benefit recorded during the year ended July 31, 2003 was $19,431 compared to an income tax benefit of $318,026 during the year ended July 31, 2002. The number of years available to the Company to carryback a net operating loss and obtain a refund for taxes previously paid has expired. The inability to receive a tax refund largely accounts for the decrease in the tax benefit. As of July 31, 2003, a valuation allowance of $642,594 has been recorded on the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized. See Note 8 "Income Taxes."

     As a result of these factors, net loss for the year ended July 31, 2003 was $1,375,827 an increased loss of $975,094 or 243% as compared to the year ended July 31, 2002.

Impairment of Intangible Assets

     On January 18, 2001, we acquired the OpTest suite of technologies from DDx. The OpTest suite of technologies, included the surface chemistry and quantitative instruments (QuanDx and OTER respectively). During the fiscal year ended July 31, 2002, our primary focus was on the development of our OptiChem surface chemistry and QuanDx light scattering quantitative assay instrumentation. During the fiscal year ended July 31, 2003, our focus was on further research and development relating to OptiChem and QuanDx. Also, during the fiscal year ended July 31, 2003, we introduced OptArray microarraying slides and OptiPlate arrayable microtiter plates to the market, and we acquired the rights to YoDx. Recently, we entered in a supply agreement with Nexterion, and negotiated a letter of intent for a technology license with SCHOTT. During the fiscal year ending July 31, 2004, we intend to customize our technologies to the specific requirements of large licensees, with the potential of bundling product licensing with an option to purchase equity in the stock of Accelr8. Our efforts will be directed towards the creation of revenue from the sale and licensing of our technology, and continued research and development.

     We routinely evaluate the recoverability of our long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in our judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, we will determine the amount of the impairment and the value of the asset will be written down. During the last fiscal year, we determined that the carrying amount of $188,359 for the OTER(TM) technology was impaired, and we wrote down the value of the asset with a charge to operations. At fiscal year end, we evaluated the recoverability of the remaining amounts recorded on our balance sheet for our technology. In addition, we obtained an analysis of our technology from a consultant to assist with our evaluation of the recoverability of amounts recorded in our balance sheet.

     The consultant's report considered key assumptions related to market potential, operational advantages, new product developments and potential profitability of our technology. The report also considered the current market conditions, competition, prospective sales of products, prospective licensing revenues as well as the Company's strategic relationships.

Accelr8 Technology Corporation         33        Fiscal Year Ended July 31, 2003

     We have reviewed the consultant's report and we concur with the consultant's conclusion that no further impairment of the Company's technology is appropriate at this time. Management believes that the fair value of the technology exceeds the carrying value. However, it is possible that future impairment testing may result in additional intangible asset write-offs, which could adversely affect the Company's financial condition and results of operations.

Capital Resources and Liquidity

     As of July 31, 2003, the Company had $8,711,951 in cash and cash equivalents. The primary sources of cash and cash equivalents were cash generated by operating activities of $151,158 and interest income of $103,051.

Operating Activities.

     The Company believes that its existing cash balances of cash and cash equivalents will be sufficient to satisfy it working capital needs, capital expenditures and other liquidity requirements with its existing operations over the next 12 months. Net cash provided by operating activities was $151,158 for the fiscal year ended July 31, 2003. This primarily resulted from the net loss of $1,375,827, less significant non-cash items including depreciation, amortization, stock options issued for services and impairment losses totaling $649,000, the payment of accrued settlement liabilities of $450,000 offset by receipt of an insurance recovery receivable of $825,000 and a tax refund of $336,000.

     As compared to the fiscal year ended July 31, 2002, the Company's current assets decreased 11.2% from $9,879,124 to $8,773,073 and the Company's liquidity, as measured by cash and cash equivalents, increased by 0.9%. During the same period, shareholders' equity decreased 7.4% from $13,744,648 to $12,729,144 primarily as a result of a net loss of $1,375,827 offset by $146,000 received from 175,000 common stock options exercised, $167,323 for value of options issued to independent consultants, and $47,000 for value of 50,000 options issued for the purchase of additional technology.

     The Company has recently entered into a supply agreement with Nexterion whereby Nexterion will purchase 5,000 slides at $10.50 each. The Supply Agreement may be extended for 90 days and an additional 5,000 slides may be purchased. Further, the Company entered into a letter of intent with SCHOTT for the negotiation of an exclusive technology transfer license for our OptiChem surface chemistry. While there can be no assurance the Company will enter into a definitive agreement for the technology transfer license, Management is optimistic that an agreement will be reached with SCHOTT that will provide the Company with revenues from three sources, including: (i) a one-time payment of an up front licensing fee (upon signing), (ii) consulting services relating to the technology transfer process, and (iii) royalties on sales.

Investing Activities.

     Net cash used in investing activities was $216,399 for the fiscal year ended July 31, 2003, primarily from capital expenditures of $109,164, purchases of intellectual property of $32,235 and purchases of investments of $75,000.

Accelr8 Technology Corporation         34        Fiscal Year Ended July 31, 2003

Capital Commitments.

     As of July 31, 2003, the Company had one outstanding lease commitment in the amount of $91,534 over the next three years and an employment agreement with our Chairman and CEO which calls for the aggregate payments of approximately $1,107,115 over the next five years. See "Employment Agreement." Other than the items mentioned above, management currently expects minimal capital expenditures for the next 12 months.

Recent Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company will continue to account for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. See Note 6 for further discussion.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities, as defined. FIN No. 46 is applicable to the Company's financial statements to be issued after July 31, 2003. This statement did not have any effect on the Company's financial statements as of July 31, 2003.

     On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivitative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 in the fiscal fourth quarter. The adoption of SFAS No. 149 did not have an impact on the Company's results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments, with Characteristics of Both Liabilities and Equity," which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been classified as equity, as a liability (as an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective August 1, 2003 for the Company. Upon adoption, the amounts for stock to be issued currently reflected as a component of shareholders equity will be classified as a liability and carried at fair value in the balance sheet.

Accelr8 Technology Corporation         35        Fiscal Year Ended July 31, 2003

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

Revenue Recognition

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

o OptiChem revenue is recognized upon shipping of the product to the customer.

o Deferred consulting revenue represents amounts billed but not yet earned under consulting agreements. Deferred maintenance revenue represents amounts billed but not yet earned under maintenance agreements. Deferred license fee revenue represents amounts billed but not yet earned under license agreements.

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2003, we have established a valuation

Accelr8 Technology Corporation         36        Fiscal Year Ended July 31, 2003
allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

     When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our judgments regarding the existence of impairment indicators are also based on legal factors, market conditions and expected future operational performance of related product lines of the identifiable intangible. Future events could cause us to conclude that impairment indicators exist and that our identifiable assets are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. We also evaluate the remaining estimated useful lives of each asset each reporting period and determine whether events or circumstances require revised useful lives.

Accelr8 Technology Corporation         37        Fiscal Year Ended July 31, 2003

Research and Development

     Research and development expenses are expensed as incurred. Research and development expenses include salaries and related expenses associated with the development of our technology and include compensation paid to engineering personnel and fees to consultants.

Contractual Obligations

     The following tables set forth information with respect to our contractual obligations and commercial commitments as of July 31, 2003.

                                          Contractual Obligations(3)

-----------------------------------------------------------------------------------------------------------
                                            Payments due by Period
-----------------------------------------------------------------------------------------------------------
                             Total           1 to 3 years           4 to 5 years          More than 5 years
----------------------- ----------------- ------------------- ------------------------- -------------------
Laboratory Lease               $91,534             $91,534               $0                       $0
Payments(1)
----------------------- ----------------- ------------------- ------------------------- -------------------
Thomas V. Geimer            $1,107,115            $720,000            $387,115                    $0
Employment Contract(2)
----------------------- ----------------- ------------------- ------------------------- -------------------

(1) Includes monthly deposits for taxes and assessments, landlords liability insurance and common facilities charges. We have a three-year lease agreement that began on October 1, 2002 for our laboratory located at 7000 North Broadway, Unit 307, Denver, Colorado 80221.
(2) Calculated as of July 31, 2003. Mr. Geimer's employment agreement expires on December 31, 2007. See "Item 10-Executive Compensation."
(3)  Excludes accounts payable and accrued liabilities.

Item 7 - Financial Statements
-----------------------------

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     On August 28, 2002, the Company's independent public accountants, Levine, Hughes & Mithuen, Inc. (" LH&M"), resigned. LH&M advised the Company that it was resigning as the Company's independent public accountants as a result of a decision by LH&M's management to limit their involvement with the audit of public companies filing periodic reports under the Exchange Act.

     The reports by LH&M on the Company's financial statements during the preceding two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

Accelr8 Technology Corporation         38        Fiscal Year Ended July 31, 2003

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

     Pursuant to Item 304(a)(3), on August 29, 2002, LH&M furnished the Company a letter addressed to the SEC stating it agrees with the statements made by the Company in response to Item 304(a). A copy of the LH&M letter was included on the Form 8-K filed on August 29, 2002 and is incorporated herein by reference.

     On August 29, 2002, the Company engaged Anton Collins Mitchell LLP, an independent member of the BDO Seidman Alliance, as the new independent public accountants.

Item 8A - Controls and Procedures
---------------------------------

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2003. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended July 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
----------------------------------------------------------------------

     Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

Accelr8 Technology Corporation         39        Fiscal Year Ended July 31, 2003

Directors, Executive Officers, and Key Employees and Consultants

Thomas V. Geimer                   56  Secretary, Chief Financial Officer,
                                       Chief Executive Officer
Harry J. Fleury                    56  President
Charles E. Gerretson(1)            57  Director
A. Alexander Arnold III(1)         63  Director
Michael J. Lochhead, Ph.D.         38  Senior Scientist
Charles Greef, Ph.D.               45  Senior Scientist
Steven W. Metzger                  29  Scientist
David W. Grainger, Ph.D.           42  Chairman, Scientific Advisory Committee
David Howson                       60  Consultant, Director of Business
                                       Development-Bioscience
David Goldberg, Ph.D.              48  Consultant

-----------------
(1)  Members of the Audit and Compensation Committees

     Officers are appointed by and serve at the discretion of the Board of Directors. Each director holds office until the next annual meeting of shareholders or until a successor has been duly elected and qualified. All of our officers devote their full-time to our business and affairs. There are no family relationships between any directors, executive officers or key employees or consultants.

     Thomas V. Geimer has been the Chairman of the Board of Directors and a director of Accelr8 since 1987. He currently serves as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Geimer is responsible for development of our business strategy, day-to-day operations, accounting and finance functions. Before assuming full-time responsibilities at the Company, Mr. Geimer founded and operated an investment banking firm.

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

     Charles E. Gerretson was appointed a director of the Company on July 19, 2003. For the past 28 years, Mr. Gerretson has served as the President of Gerretson Realty, Inc., a Denver Colorado based real estate firm, in which Mr. Gerretson founded. Mr. Gerretson received a Bachelor of Science degree in Business Administration from the University of Minnesota in 1968.

Accelr8 Technology Corporation         40        Fiscal Year Ended July 31, 2003

Employees and Consultants

     Michael J. Lochhead, Ph.D. has been a Senior Scientist with Accelr8 since April 2001. Dr. Lochhead is responsible for product design and development. From 1998 through 2001, Dr. Lochhead was an Assistant Professor of Chemical Engineering at the University of New Hampshire. Dr. Lochhead received a Bachelor of Arts and Science degree from the University of Notre Dame and a Ph.D. in Chemical Engineering from the University of Wisconsin in 1995. He is a surface chemist responsible for coating formulations and scalable manufacturing processes.

     Steven W. Metzger has been a research scientist with the Company since April 2001, and is now a Senior Scientist. From 2000 through 2001, Mr. Metzger was responsible for the implementation of emerging core technologies at Heska Corporation. He was previously employed by Geo-Centers Inc. under contract at the Naval Research Laboratory in Washington, D.C. where he focused on bio-warfare pathogen detection. Mr. Metzger received a Bachelor of Arts degree in Chemistry from Colorado College in 1996.

     Charles Greef, Ph.D. has been a Senior Scientist with the Company since May 2003. Dr. Greef received his Doctorate in Chemistry from the University of Colorado at Boulder under the direction of Professor Marvin Caruthers, studying synthesis and biochemical properties of oligonucleotide analogs. He has held the position of Research Scientist at Nanogen, Genicon Sciences Corporation, and SomaLogic, all emphasizing research and product development of microarray related technologies. He is a specialist in proteins and microarraying.

     David W. Grainger, Ph.D. has been a consultant to the Company since January 2001. Since 1994, Dr. Grainger has taught as a Professor and Assistant Professor of Chemistry at Colorado State University. From 1998 through 1999, Dr. Grainger was the President and Chief Scientific Officer for Gamma-A Technologies, Inc. Dr. Grainger received a Bachelor of Arts degree in Engineering from Dartmouth College in 1983 and a Ph.D. in Pharmaceutical Chemistry from the University of Utah in 1987. Dr. Grainger chaired the prestigious Gordon Conference on Tissue Engineering and Biomaterials in 2001. He has been a consultant to companies such as Novartis, Johnson & Johnson, 3M, Ciba-Geigy, and others.

     David Goldberg, Ph.D. has been a consultant to the Company since October 2002. Dr. Goldberg received his Doctorate in Biology from the California Institute of Technology. He did postdoctoral studies at Harvard and at the Molecular Biology Laboratory of the MRC, Cambridge. Dr. Goldberg has wide-ranging expertise in analytical systems and engineering as well as molecular biology. He is the inventor of YoDx.

     David Howson has been a consultant to the Company and acts as the Company's Director for Bioscience Business Development since January 2001. Mr. Howson is responsible for the management of operations, product development, and marketing and sales. Mr. Howson currently serves as the Chief Technology Officer for Amidex, Inc. Before assuming responsibilities at the Company, Mr. Howson founded

Accelr8 Technology Corporation         41        Fiscal Year Ended July 31, 2003
and operated the Altro Group, LLC, a medical technology consulting firm. From 1966 through 1970, Mr. Howson was enrolled in the Neurobiology Doctoral Program at Cornell University and received a Bachelor of Science degree from Hobart College in 1966.

     S. Scott Saavedra, Ph.D. has been a consultant to the Company since February 2002. Dr. Saavedra received his Doctorate in Analytical Chemistry from Duke University. He is now an Associate Professor in the Department of Chemistry at the University of Arizona. Dr. Saavedra has expertise in analytical sensing devices based on biological thin films. His expertise on photonics enhanced our intellectual property for detection technology.

     Daniel A. Buttry, Ph.D. has been a consultant to the Company since September 2003. Dr. Buttry received his Doctorate in Chemistry from the California Institute of Technology. He is now the Head of the Department of Chemistry at the University of Wyoming. Dr. Buttry has expertise in electrochemistry and plays an active role in our detection technology development.

Scientific Advisory Board

     The Company established a Scientific Advisory Board in 2003. Dr. David Grainger is Chairman. Additional members include Dr. David Goldberg, Dr. S. Scott Saavedra and Dr. Daniel A. Buttry.

Involvement in Certain Legal Proceedings

     Messrs. Thomas V. Geimer and Harry J. Fleury have been involved in certain legal proceedings relating to services performed for the Company. For detailed information concerning these legal proceedings, see "Item 3-Legal
Proceedings-Concluded Legal Matters."

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Messrs. Arnold and Gerretson, the Company's non-management directors. Prior to Mr. Gerretson's appointment as a Director of the Company, the Compensation Committee held one meeting during the last fiscal year. The Audit Committee held four meetings during the last fiscal year. The Audit Committee's financial expert is Charles E. Gerretson.

Audit Committee Report

     The Audit Committee has reviewed and discussed with management the Company's audited financial statements as of and for the year ended July 31, 2003.

     The Audit Committee has also discussed with Anton Collins Mitchell LLP the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

Accelr8 Technology Corporation         42        Fiscal Year Ended July 31, 2003

     The Audit Committee has received and reviewed the written disclosures and the letter from Anton Collins Mitchell LLP required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Anton Collins Mitchell LLP their independence.

     Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

     A. Alexander Arnold III
     Charles E. Gerretson

Compliance With Section 16(a) of The Exchange Act

     Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that Harry J. Fluery, an officer of the Company failed to timely file a Form 4 in April disclosing one transaction. Mr. Fluery filed a Form 4 on May 29, 2003 disclosing this transaction. David C. Wilhelm, a former director of the Company, failed to timely file a Form 4 in July to report two transactions. Mr. Wilhelm filed a Form 4 on August 6, 2003 disclosing these transactions. Further, DDx sold approximately 207,000 shares to individuals during the fiscal year ended July 31, 2003, and as of the date of this report has failed to file a Form 4 disclosing the transactions.

Code of Ethics

     At this time, the Company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Company expects to adopt a formal Code of Ethics during the current fiscal year.

     The Company has followed an informal Code of Ethics requiring Board of Directors' approval of any material transaction involving the Company's Chief Executive Officer and the Chief Financial Officer. The Company believes this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct.

Accelr8 Technology Corporation         43        Fiscal Year Ended July 31, 2003

Item 10 - Executive Compensation
--------------------------------

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the two fiscal years ended July 31, 2003, of Thomas V. Geimer and Harry J. Fleury, the Company's most highly compensated executive officers.

                                        Annual Compensation                      Long Term Compensation
                                        -------------------                      ----------------------
                                                                           Other               Securities
Name and                         Fiscal                                    Annual              Underlying
Principal Position               Year       Salary        Other            Compensation        Options
------------------               ----       ------        -----            ------------        -------

Thomas V. Geimer                 2003      $142,500     $75,000(1)       $     --                  --
  Chief Executive Officer        2002      $100,507     $75,000(1)       $125,000(5)            200,000(2)
  and Chief Financial
  Officer

Harry J. Fleury                  2003      $ 75,000     $16,042(3)       $    --                   --
  President                      2002      $ 75,000     $ 5,678(3)       $  35,000(5)            10,000(4)

-------------

(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2003 and 2002.
(2) Includes 100,000 options previously granted to Mr. Geimer and the replacement of 200,000 options that were previously granted to Mr. Geimer, which were canceled pursuant to a stock option exchange agreement during the fiscal year ended July 31, 2002.
(3) Includes sales commissions earned by Mr. Fleury on revenues from certain sales.
(4) Represents stock options to purchase 10,000 shares at an exercise price of $2.50 per share. On October 19, 1998, Mr. Fluery was granted 50,000 options to purchase our common stock, 40,000 of which had vested as of July 31, 2002. The final 10,000 options expired without vesting.
(5) The Company reimbursed Messrs. Geimer and Fleury on an after tax basis for civil penalties paid by them in connection with the settlement of the SEC matter. (See "Item 3-Legal Proceedings" and "Item 12-Certain Relationships and Related Transactions.")

Accelr8 Technology Corporation         44        Fiscal Year Ended July 31, 2003

     Option Values. The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Geimer and Mr. Fleury.



                                   Aggregated Option Exercises in 2003 Fiscal Year
                                          and Fiscal Year End Option Values

                     Shares                         Number of Unexercised           Value of Unexercised
                     Acquired on      Value         Options at Fiscal Year          In-the-Money Options
Name                 Exercise         Realized(1)   End                             Fiscal Year End(2)
--------------------------------------------------------------------------------------------------------
                                                    Exer-            Unexer-        Exer-        Unexer-
                                                    cisable          cisable        cisable      cisable
                                                    -------          -------        -------      -------

Thomas V. Geimer          0              0           300,000              0         $655,000      $0

Harry J. Fleury        100,000     $73,000            40,000              0         $ 46,000      $0

------------------------------------
(1) Value calculated by determining the difference between the closing sales price on the date of exercise, April 22, 2003, of $1.09 per share and the exercise price of the options.
(2) Value calculated by determining the difference between the closing sales price on July 31, 2003, of $3.65 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

Employment Agreement


     Effective December 1, 2002, we entered into a new employment agreement with our Chairman, Chief Executive Officer and Chief Financial Officer and Secretary, Mr. Thomas V. Geimer. The agreement was negotiated and approved by the Compensation Committee. The new agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2003 would be $1,107,115. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

Compensation Pursuant to Plans

     Employee Retirement Plan. During fiscal year 1996, we established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to the lesser of 15% of their compensation or $10,500. We may make discretionary

Accelr8 Technology Corporation         45        Fiscal Year Ended July 31, 2003
contributions to the plan based on recommendations from the Board of Directors. We made no contribution for the fiscal years ended July 31, 2003 or 2002. The plan was terminated during the year ended July 31, 2003.

     Deferred Compensation Plan. In January 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based upon recommendations from the Board of Directors. For each of the fiscal years ended July 31, 2003 and 2002, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2003 was made on October 14, 2003.

     1987 Non-Qualified Stock Option Plan. We currently have no outstanding options issued to employees of the Company pursuant to our 1987 non-qualified stock option plan (the "1987 Plan"). During the year 100,000 options at a price of $.36 each were exercised for $36,000 and 6,500 options at a price of $.36 expired. During the 1994 fiscal year, the Board of Directors adopted a resolution providing that for so long as a recipient of an option grant remains in the employ of the Company, the options held will not expire and if the recipient's employment is terminated, the holder will have up to 90 days after termination to exercise any vested but previously unexercised options. In 1997, the Board of Directors passed a further resolution clarifying that upon the death of an optionee, an unexercised option will remain exercisable for a period of one year by, and only by, the person to whom the optionee's rights have passed by will or by the laws of descent and distribution. All options previously granted were administered by our Board of Directors. The options provide for adjustment of the number of shares issuable in the case of stock dividends or stock splits or combinations and adjustments in the case of recapitalization, merger or sale of assets. Since all 300,000 shares originally reserved had been issued the plan has been terminated.

     On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,140,000 warrants and options to acquire 1,140,000 shares of the Company's Common Stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust, we will hold the shares in trust and carry the shares as held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 9 to the Financial Statement for further information.

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

Accelr8 Technology Corporation         46        Fiscal Year Ended July 31, 2003

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

     The Qualified Plan and the Non-Qualified Plan (the "Stock Option Plans") are administered by a committee (the "Committee") appointed by the Board of Directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans are transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an employee terminate 90 days after his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in the Company's best interests not to terminate the options.

     The exercise price of all incentive stock options granted under the Qualified Plan must be equal to the fair market value of such shares on the date of grant as determined by the Committee, based on guidelines set forth in the Qualified Plan. The exercise price may be paid in cash or (if the Qualified Plan shall meet the requirements of rules adopted under the Exchange Act) in Common Stock or a combination of cash and Common Stock. The term of each option and the manner in which it may be exercised will be determined by the Committee, subject to the requirement that no option may be exercisable more than 10 years after the date of grant. With respect to an incentive stock option granted to a participant who owns more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant, the exercise price of the option must be at least equal to 110% of the fair market value on the date of grant and the option may not be exercisable more than five years after the date of grant.

     The Stock Option Plans were approved by our shareholders at a special shareholders meeting held on November 8, 1996. At the annual meeting of shareholders held on December 12, 2002, shareholders approved the following amendments to the Qualified Plan and the Non-Qualified Plan: (i) the Committee was given the power to amend and alter the Qualified Plan and the Non-Qualified Plan so long as the amendments do not affect any outstanding options; (ii) provide that any shares cancelled, terminated, or expired pursuant to the Qualified Plan and the Non-Qualified Plan be made available for purposes of the Qualified Plan and the Non-Qualified Plan; (iii) provide that the cashless exercise provision of the Qualified Plan and the Non-Qualified Plan be in the sole discretion of the Committee; and (iv) extended the expiration date of the Qualified Plan and the Non-Qualified Plan until December 12, 2012.

     As of July 31, 2003, 300,000 options had been granted to the Company's Board members and certain consultants pursuant to the Non-Qualified Plan with 225,000 options outstanding and 75,000 options exercised. As of July 31, 2003, a total of 532,500 options had been granted to employees pursuant to the Qualified Plan with 530,000 options outstanding and 2,500 options exercised. The Company has 200,000 options outstanding that were issued outside of the Qualified Plan and Non-Qualified Plan.

Accelr8 Technology Corporation         47        Fiscal Year Ended July 31, 2003

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 15, 2003 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation also includes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

        Name and Address                             Shares Beneficially Owned
        of Beneficial Owner                          -------------------------
        --------------------
                                                      Number            Percent
                                                      ------            -------

        Thomas V. Geimer (1)                          348,300            3.39%
        303 East 17th Avenue, Suite 108
        Denver, Colorado 80203

        Harry J. Fleury (2),                          233,750            2.34%
        303 East 17th Avenue, Suite 108
        Denver, Colorado 80203

        A. Alexander Arnold III(3)                    938,000            9.34%
        845 Third Ave., 6th Flr
        New York, NY 10021

        Charles E. Gerretson(4)                        86,150             .86%
        303 East 17th Avenue, Suite 108
        Denver, Colorado 80203

        Executive Officers and Directors            1,606,200           15.48%
        as a Group (4 persons)

        DDx, Inc.                                   1,606,793           16.13%
        7000 Broadway, Suite 3-305
        Denver, CO  80221

------------------
(1) Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 9 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options.

Accelr8 Technology Corporation         48        Fiscal Year Ended July 31, 2003

(2) Includes 40,000 shares, which may be purchased by Mr. Fleury upon exercise of options.
(3) Includes 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts, but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 63,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 75,000 shares, which may be purchased by Mr. Arnold upon exercise of options.
(4) Includes 73,250 shares owned directly by Mr. Gerretson. Also includes 12,900 shares held in brokerage and retirement accounts of individuals in which Mr. Gerretson has the power and authority to dispose of the shares held by these accounts. Mr. Gerretson disclaims any beneficial ownership with respect to such shares.

Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

     During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2003, the Board of Directors had authorized deferred compensation totaling $600,000 since fiscal year 1996 of which is fully vested to Mr. Geimer of which $525,000 had been funded.

     In connection with the settlement reached with the SEC on July 12, 2001, we agreed to indemnify the individual officers with respect to the civil penalties assessed against the individual officers on an after tax basis. For more information, please see "Item 3--Legal Proceedings--Concluded Legal Matters."

     There were no other transactions or series of transactions for the fiscal year ended July 31, 2003, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits

1.   16.1 Letter on change in certifying accountant(1)

2.   31.1  Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.   31.2  Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4.   32.1  Certification of Principal Executive Officer and Chief Financial
           Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Accelr8 Technology Corporation         49        Fiscal Year Ended July 31, 2003

     1. 8-K filed on July 30, 2003 disclosing filed a provisional patent application for microarraying methods.

     (1) Filed as an exhibit to Accelr8 Technology Corporation's 8-K filed on August 29, 2002, and incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services
------------------------------------------------

     The aggregate fees billed by Anton Collins Mitchell LLP for professional services rendered for the audit of the Company's annual consolidated financial statements for the year ended July 31, 2003 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSBs was approximately $39,561. The aggregate fees billed by Levine, Hughes & Mithuen, Inc. for professional services rendered for the audit of the Company's annual consolidated financial statements for the year ended July 31, 2003 were $1,500. (Anton Collins Mitchell LLP and Levine, Hughes & Mithuen professional services collectively referred to as "Audit Services").

All Other Fees

     Anton Collins Mitchell LLP also billed $1,025 for income tax services.


Accelr8 Technology Corporation         50        Fiscal Year Ended July 31, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACCELR8 TECHNOLOGY CORPORATION

Date: October 29, 2003                     By:  /s/  Harry J. Fleury
                                             -----------------------------------
                                               Harry J. Fleury, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2003                     By:  /s/  Thomas V. Geimer
                                             -----------------------------------
                                               Thomas V. Geimer, Secretary,
                                               Chief Executive Officer and
                                               Chief Financial Officer

Date: October 29, 2003                     By:  /s/  James Godkin
                                             -----------------------------------
                                               James Godkin, Principal
                                               Accounting Officer

Date: October 29, 2003                     By:  /s/  A. Alexander Arnold III
                                             -----------------------------------
                                               A. Alexander Arnold III

Date: October 29, 2003                     By:  /s/  Charles E. Gerretson
                                             -----------------------------------
                                               Charles E. Gerretson


Accelr8 Technology Corporation         51        Fiscal Year Ended July 31, 2003

                         ACCELR8 TECHNOLOGY CORPORATION


                                TABLE OF CONTENTS


                                                                           PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          F-2


BALANCE SHEETS                                                              F-3


STATEMENTS OF OPERATIONS                                                    F-4


STATEMENTS OF SHAREHOLDERS' EQUITY                                          F-5


STATEMENTS OF CASH FLOWS                                                    F-6


NOTES TO FINANCIAL STATEMENTS                                        F-7 - F-26

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation as of July 31, 2003 and 2002 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation at July 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Anton Collins Mitchell LLP
September 26, 2003, except for
Note 15 which is as of October 15, 2003


                                 ACCELR8 TECHNOLOGY CORPORATION
                                         BALANCE SHEETS
                                     JULY 31, 2003 and 2002

                                             ASSETS

                                                                       2003            2002
                                                                   ------------    ------------
Current assets:
     Cash and cash equivalents                                     $  8,711,951    $  8,631,192
     Accounts receivable                                                  5,809          24,767
     Prepaid expenses and other current assets                           55,313          61,665
     Insurance recovery receivable (Note 13)                               --           825,000
     Income tax receivable and deferred tax asset (Note 8)                 --           336,500
                                                                   ------------    ------------
         Total current assets                                         8,773,073       9,879,124

Property and equipment, net (Note 4)                                    141,967          76,620

Investments, net (Note 9)                                               574,399         445,286

Intellectual property, net (Notes 3 and 5)                            4,255,934       4,622,904
                                                                   ------------    ------------

Total assets                                                       $ 13,745,373    $ 15,023,934
                                                                   ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    177,309    $     87,599
     Accrued compensation and other liabilities                          39,155          29,489
     Accrued legal settlement (Note 13)                                    --           450,000
     Deferred maintenance revenue                                       150,366         164,879
     Other deferred revenue                                                --             2,200
                                                                   ------------    ------------
         Total current liabilities                                      366,830         734,167
                                                                   ------------    ------------


Long-term liabilities:
     Deferred tax liabilities (Note 8)                                     --            24,833
     Deferred compensation (Note 9)                                     649,399         520,286
                                                                   ------------    ------------
         Total long-term liabilities                                    649,399         545,119
                                                                   ------------    ------------
           Total liabilities                                          1,016,229       1,279,286
                                                                   ------------    ------------


Commitments and Contingencies (Notes 6, 9, 13, and 15)

Shareholders' equity (Note 6):
     Common stock, no par value; 11,000,000 shares
        authorized; 9,586,210 and 9,411,210 shares
        issued and outstanding, respectively                         12,488,020      12,342,020
     Stock to be issued (Note 13)                                       375,000         375,000
     Contributed capital                                                544,132         329,809
     Retained (deficit) earnings                                       (404,408)        971,419
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                  12,729,144      13,744,648
                                                                   ------------    ------------

Total liabilities and shareholders' equity                         $ 13,745,373    $ 15,023,934
                                                                   ============    ============


                         See accompanying notes to financial statements.


                             ACCELR8 TECHNOLOGY CORPORATION
                                STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED JULY 31, 2003 and 2002


                                                                  2003           2002
                                                              -----------    -----------

Revenues (Note 7):
     Consulting fees and other                                $    25,000    $    16,000
     Product license and customer support fees                    168,453        297,980
     Resale of purchased software and support fees                604,323        339,997
     OptiChem(TM) revenue                                          52,794           --
                                                              -----------    -----------
        Total revenues                                            850,570        653,977
                                                              -----------    -----------

Costs and expenses:
     Costs of services                                             44,855        129,428
     Cost of software and support purchased for resale            103,684         54,818
     General and administrative                                   819,451        538,168
     Marketing and sales                                          370,282        203,897
     Research and development                                     568,873        326,582
     Depreciation                                                  35,472         22,730
     Amortization (Note 5)                                        257,846        147,649
     Loss (gain)  on disposal of fixed assets                       8,345        (11,153)
     Impairment loss (Note 5)                                     188,359           --
     Abandoned trademark                                             --            3,929
                                                              -----------    -----------
        Total costs and expenses                                2,397,167      1,416,048
                                                              -----------    -----------

Loss from operations                                           (1,546,597)      (762,071)
                                                              -----------    -----------

Other (expense)  income:
     Interest income                                              103,051        192,140
     Unrealized holding gain (loss) on investments (Note 9)        86,631       (142,210)
     Realized loss on sale of investments                         (38,343)        (6,618)
                                                              -----------    -----------
        Total other  income                                       151,339         43,312
                                                              -----------    -----------

Loss before income tax benefit                                 (1,395,258)      (718,759)

Income tax benefit (Note 8)                                        19,431        318,026
                                                              -----------    -----------

Net loss                                                      $(1,375,827)   $  (400,733)
                                                              ===========    ===========

Basic and diluted net loss per share                          $      (.14)   $      (.05)
                                                              ===========    ===========

Weighted average shares outstanding                             9,510,594      8,363,038
                                                              ===========    ===========


                     See accompanying notes to financial statements.


                                               ACCELR8 TECHNOLOGY CORPORATION
                                             STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JULY 31, 2003 and 2002


                                                                                      Retained      Shares Held       Total
                                  Common Stock             Stock to    Contributed    Earnings      For Employee   Shareholders'
                              Shares         Amount        be Issued     Capital      (Deficit)       Benefit         Equity
                           ------------   ------------   ------------  ------------  ------------   ------------   ------------

Balances, July 31, 2001       7,632,817   $  8,197,795   $       --    $    315,049  $  1,372,152   $   (273,600)  $  9,611,396

Cost of repurchasing
   common stock (Note 6)        (40,400)       (74,644)          --            --            --             --          (74,644)

Exercise of stock options         5,000          1,800           --            --            --             --            1,800

Stock options issued for
   consulting services
   (Note 6)                        --             --             --          14,760          --             --           14,760

Issuance of common stock
   (Notes 3 and 6)            1,813,793      4,217,069           --            --            --             --        4,217,069

Stock to be issued in
   legal settlement
   (Note 13)                       --             --          375,000          --            --             --          375,000

Net loss                           --             --             --            --        (400,733)          --         (400,733)
                           ------------   ------------   ------------  ------------  ------------   ------------   ------------

Balances, July 31, 2002       9,411,210     12,342,020        375,000       329,809       971,419       (273,600)    13,744,648


Exercise of stock options
   (Note 6)                     175,000        146,000           --            --            --             --          146,000

Stock options issued for
   consulting services
   and purchase of
   technology (Note 6)             --             --             --         214,323          --             --          214,323


Net loss                           --             --             --            --      (1,375,827)          --       (1,375,827)
                           ------------   ------------   ------------  ------------  ------------   ------------   ------------

Balances, July 31, 2003       9,586,210   $ 12,488,020   $    375,000  $    544,132  $   (404,408)  $   (273,600)  $ 12,729,144
                           ============   ============   ============  ============  ============   ============   ============


                                       See accompanying notes to financial statements.


                                ACCELR8 TECHNOLOGY CORPORATION
                                   STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31, 2003 and 2002


                                                                        2003           2002
                                                                    -----------    -----------
Cash flows from operating activities:
     Net loss                                                       $(1,375,827)   $  (400,733)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
        Depreciation                                                     35,472         22,730
        Amortization                                                    257,846        147,649
        Issuance of stock options for consulting services               167,323         14,760
        Stock to be issued (Note 13)                                       --          375,000
        Unrealized holding (gain) loss on investments                   (86,631)       142,210
        Realized loss (gain) on sale of investments, interest and
           dividends reinvested                                          32,518           (600)
        Loss (gain) from disposal of assets                               8,345        (11,153)
        Impairment loss                                                 188,359           --
        Loss on abandoned trademarks                                       --            3,906
        Income tax receivable and deferred tax asset                    336,500       (336,500)
        Deferred income tax liability                                   (24,833)        18,474

     Net change in assets and liabilities:
        Accounts receivable                                              18,958         44,603
        Prepaid expenses and other                                        6,352           (974)
        Insurance recovery receivable                                   825,000       (825,000)
        Accounts payable                                                 89,710        (65,729)
        Accrued liabilities                                               9,666       (190,248)
        Accrued legal settlement                                       (450,000)       450,000
        Deferred maintenance revenue                                    (14,513)        11,675
        Other deferred revenue                                           (2,200)         1,375
        Other long-term liabilities                                     129,113        (66,610)
                                                                    -----------    -----------
        Net cash provided by (used in) operating activities             151,158       (665,165)
                                                                    -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                (109,164)       (18,260)
     Proceeds from sale of property and equipment                          --           12,336
     Purchase of intellectual property                                  (32,235)       (72,218)
     Purchase of investments                                            (75,000)       (75,000)
                                                                    -----------    -----------
        Net cash used in investing activities                          (216,399)      (153,142)
                                                                    -----------    -----------

Cash flows from financing activities:
     Repurchase of common stock                                            --          (74,644)
     Employee stock options exercised                                   146,000          1,800
                                                                    -----------    -----------
        Net cash provided by (used in) financing activities             146,000        (72,844)
                                                                    -----------    -----------

Net  increase (decrease) in cash and cash equivalents                    80,759       (891,151)
                                                                    -----------    -----------

Cash and cash equivalents,
     Beginning of year:                                               8,631,192      9,522,343
                                                                    -----------    -----------

Cash and cash equivalents,
     End of year:                                                   $ 8,711,951    $ 8,631,192
                                                                    ===========    ===========

Supplemental information:
     Cash received from income tax refunds                          $   331,099    $      --
                                                                    ===========    ===========


                        See accompanying notes to financial statements.

                                              F-6

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION AND NATURE OF BUSINESS

     Prior to January 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") has been a provider of software tools and consulting services for system modernization solutions for VMS legacy systems that were developed by Digital Equipment Corporation ("DEC") and which are proprietary to Compaq Computer Corporation ("COMPAQ") as a result of its purchase of DEC. The Company's consulting services and software conversion tools enabled the Company's customers to analyze and implement conversions to UNIX, Linux and NT operating systems in a predictable and cost-effective manner. The Company periodically functions as a value-added reseller of purchased software and post contract support to its customers.

     Based upon the significant decline in sales of its software tools and related consulting services beginning in the year ended July 31, 2001, the Company has taken steps to limit the costs associated with the conduct of this business. These steps included the reduction of the number of personnel whose efforts are directed towards this business, not renewing the contracts of several members of management whose primary activities related to this business and reducing the amount of space occupied by the Company. Management intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. The Company does not expect to continue its consulting activities, although if such opportunities arise, management believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. However, we continue to resell software and support from CIM Team GmbH, Inc. and a/Soft Development, Inc. The resale of purchased software and support provided approximately $604,323 in revenues during the fiscal year ended July 31, 2003. We are also investigating the possibility of selling these business operations to another party, although we have no arrangements or understandings with respect to the sale of these assets.

     On January 18, 2001, the Company acquired the OpTest suite of technologies from DDx, Inc. ("DDx") (see Note 3). The purchase of the assets of DDx provided the Company with surface chemistry and quantitative instruments. The Company's vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. The Company expects that its proprietary surface chemistry and quantitative instruments will support real-time analysis of medical diagnostic markers, pathogens, and bio-warfare agents.

     During the fiscal year ended July 31, 2003, the Company's primary focus was on the development of OptiChem(TM) surface chemistry and QuanDx(TM) light scattering quantitative assay instrumentation. The Company has introduced OptArray(TM) microarraying slides and OptiPlate(TM) arrayable microtiter plates to the market. The Company also acquired new technology and improvements related to the QuanDx(TM) detection platform. The Company intends to customize the technologies to the specific requirements of large licensees, with the potential of bundling product licensing with an option to purchase equity in the stock of Accelr8. Management believes that substrate sales will grow markedly in the next fiscal year; however, there can be no assurance that the sales will occur or that the anticipated revenues will be generated. During the year ended July 31, 2003, OptiChem revenue totaled $52,794. See further discussion in Notes 5 and 15.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

     Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all accounts receivable. Accounts receivable are written off if reasonable collection efforts prove unsuccessful.

     Cash and cash equivalents
     All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be equivalent to cash.

     Property and equipment
     Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from five to seven years. Depreciation expense for the years ended July 31, 2003 and 2002 was $35,472 and $22,730, respectively.

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

     The Company did not capitalize any software costs during the years ended July 31, 2003 and July 31, 2002 and there were no capitalized software development costs to amortize for the years ended July 31, 2003 and July 31, 2002.

     Research and development
     Research and development costs charged to operations for the years ended July 31, 2003 and 2002 were $568,873 and $326,582, respectively.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

     Long-lived assets
     Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the long-lived asset. The carrying amount of $188,359 of the OTER(TM) technology was impaired in fiscal 2003 and charged to operations. As of July 31, 2003 and 2002, management believes there was no additional impairment of the Company's long-lived assets. See Note 5 for further discussion.

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

     OptiChem(TM):
     -------------
     Revenue is recognized when the Company ships the product.

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

     Earnings per share
     The Company follows SFAS No. 128, "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

     The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2003 and 2002, common stock options exercisable for approximately 755,000 and 853,500 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years. In addition, 200,000 contingent options (Note 5) were not included in loss per share during the year ended July 31, 2003.

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

     The Company applies SFAS No. 123 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. See "Recent Accounting Pronouncements" for additional discussion.

     Comprehensive income (loss)
     The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income
     (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

     Financial instruments
     The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2003, the Company's uninsured cash balance was approximately $8,511,951.

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

     Reclassifications
     Certain reclassifications have been made to the fiscal 2002 financial statements to conform to the fiscal 2003 financial statement presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

     Recent accounting pronouncements
     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company will continue to account for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. See
     Note 6 for further discussion. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                                                      Year            Year
                                                      Ended           Ended
                                                  July 31, 2003   July 31, 2002
                                                  -------------   -------------

     Net loss - as reported                        $(1,375,827)   $  (400,733)

     Add:    Stock-based compensation
             included in reported net loss             167,323         14,760

     Deduct: Total stock-based compensation
             expense determined under fair
             value based method for all awards        (177,615)      (288,346)
                                                   -----------    -----------

     Pro forma net loss                            $(1,386,119)   $  (674,319)
                                                   ===========    ===========

     Earnings per share:
     Basic and diluted - as reported               $      (.14)   $      (.05)
                                                   ===========    ===========


     Basic and diluted - pro forma                 $      (.15)   $      (.08)
                                                   ===========    ===========


     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities, as defined. FIN No. 46 is applicable to the Company's financial statements to be issued after July 31, 2003. This statement did not have any effect on the Company's financial statements as of July 31, 2003.

     On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 in the fiscal fourth quarter. The adoption of SFAS No. 149 did not have an impact on the Company's results of operations, financial position or cash flows.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments, with Characteristics of Both Liabilities and Equity", which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been classified as equity, as a liability (or as an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective August 1, 2003 for the Company. Upon adoption, the amounts for stock to be issued currently reflected as a component of shareholders equity will be classified as a liability and carried at fair value in the balance sheet.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 PURCHASE OF OPTEST TECHNOLOGY ASSETS

     On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx. The terms of the Asset Purchase Agreement (the "Agreement") provided for Accelr8 to pay DDx $500,000 in cash at closing and to issue 1,813,793 of Accelr8 "restricted" common shares. All shares were held in escrow pending the completion of an OpTest Technology Transfer event to a third party within the first year following closing. An OpTest Technology Transfer event would involve technology licenses, research and development agreements, government grants or contracts, mergers, acquisitions, joint ventures, strategic alliances, materials, transfer agreements, and all such similar arrangements. The shares in escrow were to be released as follows:
     (a) 50% upon the consummation of one OpTest Technology Transfer event to a third party (the "First Event"), and (b) 50% upon the consummation of a second OpTest Technology Transfer event to a third party (the "Second Event"); without limitation as to the dollar value of either the First Event or the Second Event. If no such Technology Transfer events were consummated within the twelve months following the closing of this Agreement, then the common stock was to be released from escrow back to the Company. The First Technology Transfer Event occurred on a timely basis prior to January 18, 2002. The Company entered into an agreement that provided for an additional three-month period (i.e., until April 17, 2002) for the Second Technology Transfer Event to occur (the "Second Technology Transfer Event"). The Second Technology Transfer Event occurred during the extended period. As a result, the 1,813,793 shares of common stock were released from escrow and issued to DDx during fiscal 2002. The Company recorded the fair market value of the common stock released from escrow as an addition to intellectual property. The fair market value of $4,217,069 was based on the market price of the Company's common stock at the dates that each technology transfer event occurred.

NOTE 4 PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consisted of the following at July 31:

                                                  2003         2002
                                               ---------    ---------

         Computer equipment                    $  30,060    $  28,004
         Laboratory and scientific equipment     177,255       86,837
         Furniture and fixtures                   11,114       11,114
                                               ---------    ---------
              Total property and equipment       218,429      125,955
         Accumulated depreciation                (76,462)     (49,335)
                                               ---------    ---------
              Net property and equipment       $ 141,967    $  76,620
                                               =========    =========

NOTE 5 INTELLECTUAL PROPERTY

     Intellectual property consisted of the following at July 31:

                                              2003           2002
                                          -----------    -----------

          OptiChem(TM) Technologies       $ 4,454,538    $ 4,614,872
          Patents                             134,066        128,434
          Trademarks                           45,805         38,399
                                          -----------    -----------
                                            4,634,409      4,781,705
               Accumulated amortization      (378,475)      (158,801)
                                          -----------    -----------
                                          $ 4,255,934    $ 4,622,904
                                          ===========    ===========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(TM) Technologies. Amortization expense was $257,846 and $147,649, respectively, for the years ended July 31, 2003 and 2002.

     During the fiscal year ended July 31, 2003 the Company acquired the rights to innovative technology that complements QuanDx(TM). The new YoDx(TM) technology extends the detection system to include assay processing prior to the detection itself, and the Company expects the novel processing to enhance detection sensitivity as well. When used with OptiChem(TM) coated substrates, it is expected to increase sensitivity by at least 100-fold relative to fluorescence and speed assay turnaround time by at least 10-fold relative to conventional processing. The Company issued 50,000 stock options on July 12, 2003 for the purchase of the YoDx(TM) technology. The options have an exercise price of $2.25 per share and expire five years from the grant date. The fair value of the options of $47,000 was determined under the Black-Scholes option-pricing model. In addition, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options.

     Effective August 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". In accordance with SFAS No. 142, the Company completed an initial impairment test of its intangible assets as of August 1, 2001 and an annual impairment test as of July 31, 2002. Intangible assets are tested annually and whenever events and circumstances occur indicating that the assets may be impaired. Upon the adoption of SFAS No. 142, the Company also evaluated the estimated useful lives of the existing intangible assets and determined that the existing useful lives were appropriate. The Company evaluates the amortization period each reporting period.

     An impairment loss of $188,359, representing the unamortized cost of certain technology purchased from DDx (OTER(TM)), was charged to operations during the year ended July 31, 2003. While management believes this is a viable technology , the Company has opted to concentrate its resources on the technologies that currently have a larger market with greater demand.

     On January 18, 2001, the Company acquired the OpTest(TM) suite of technologies from DDx. The OpTest(TM) suite of technologies, included the surface chemistry and quantitative instruments (QuanDx(TM) and OTER(TM) respectively). During the fiscal year ended July 31, 2002, the Company's primary focus was on the development of OptiChem(TM) surface chemistry and QuanDx(TM) light scattering quantitative assay instrumentation. During the fiscal year ended July 31, 2003, the Company's primary focus was on further research and development relating to OptiChem(TM) and QuanDx(TM) technologies. Also, during the fiscal year ended July 31, 2003, the Company introduced OptArray(TM) microarraying slides and OptiPlate(TM) arrayable microtiter plates to the market, and acquired the rights to YoDx,.(TM) See
     Note 15 for further information concerning a recent agreement and letter of intent. During the fiscal year ending July 31, 2004, the Company intends to

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     customize its technologies to the specific requirements of large licensees, with the potential of bundling product licensing with an option to purchase equity in the Company's stock. The Company's efforts will be directed towards the creation of revenue from the sale and licensing of technology, and continued research and development.

     The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. During the last fiscal year, the Company determined that the carrying amount of $188,359 for the OTER(TM) technology was impaired, and wrote down the value of the asset with a charge to operations. At fiscal year end, management evaluated the recoverability of the remaining amounts recorded on the Company's balance sheet for its technology. In addition, management obtained an analysis of the Company's technology from a consultant to assist with its evaluation of the recoverability of amounts recorded in the Company's balance sheet.

     The consultant's report considered key assumptions related to market potential, operational advantages, new product developments and potential profitability of the Company's technology. The report also considered the current market conditions, competition, prospective sales of products, prospective licensing revenues as well as the Company's strategic relationships.

     Management has reviewed the consultant's report and concurs with the consultant's conclusion that no further impairment of the Company's technology is appropriate at this time. Management believes that the fair value of the technology exceeds the carrying value. However, it is possible that future impairment testing may result in additional intangible asset write-offs, which could adversely affect the Company's financial condition and results of operations.

     Future amortization expense for the intangible assets is estimated as follows:

                  Years Ending July 31,
                  ---------------------
                  2004                               $   232,026
                  2005                                   232,026
                  2006                                   232,026
                  2007                                   232,026
                  2008                                   232,026
                  Thereafter                           3,095,804
                                                     -----------
                                                     $ 4,255,934
                                                     ===========

NOTE 6 SHAREHOLDERS' EQUITY

     Stock option plans

     The Company has option agreements with a key executive and three stock-based compensation plans, which are discussed below:

     Option and warrant agreement with key executive
     In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chief Executive Officer ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 9. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman's employment over a ten-year period after such occurrence, unless the Board of Directors determines otherwise.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     In accordance with generally accepted accounting principles, the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements, and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes (see Note 9).

     Employee stock option plan
     The Employee Stock Option Plan (the "Employee Plan") permits the grant of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which does not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company had reserved 106,500 shares of its authorized but unissued common stock for stock options to be granted under the Employee Plan. Under the terms of the Employee Plan, options vest at 25% annually. During the years ended July 31, 2003 and 2002, 6,500 and 128,500 options expired and 100,000 and 5,000 options were exercised, resulting in no options outstanding under the Employee Plan as of July 31, 2003. This plan is now terminated as there are no additional shares of common stock reserved for issue in this plan, and management does not intend to issue future options under the Employee Plan.

     Incentive stock option plan
     The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which has a maximum ten-year life, is equal to the market price of the Company's common stock on the date of grant. Under the terms of the Incentive Plan, options vest 100% upon grant. During the years ended July 31, 2003 and 2002, the Company granted 55,000 and 312,000 options respectively and 22,000 and 37,000 options expired, resulting in 530,000 options being outstanding at July 31, 2003.

     Non-qualified stock option plan
     The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which has a maximum ten-year life, is established by the Company's compensation committee on the date of grant. Under the terms of the Non-Qualified Plan, options vest 100% upon grant, unless otherwise specified in the grant. On May 7, 2002, the Company issued options to purchase 100,000 shares of its common stock to consultants for services to be provided at exercise prices of $2.25 per share. The consultant options vest 50% after one year and 50% after two years and expire two years after vesting provided the consultant is still employed. The fair value of the options of $167,323 and $14,760 have been recorded as a charge to operations as of July 31, 2003 and July 31, 2002, respectively. On July 12, 2003, the Company issued 50,000 options at an exercise price of $2.25 each, to purchase all rights in technology known as YoDx which will be integrated into the Company's existing technology (see Note 5). The fair market value based on immediate vesting and expiring in five years was determined by using the Black-Scholes valuation model computation to be $47,000 and was capitalized as intellectual property. During the year ended July 31, 2003, 50,000 and 25,000 options were exercised at a price of $1.45 and $1.50 respectively for a total price of $110,000. As of July 31, 2003, 225,000 options have been granted and remain outstanding under the Non-Qualified Plan.

     Accounting for employee based option plans
     The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and related

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     interpretations and has adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for options issued to employees in conjunction with the stock option agreements and stock-based compensation plans discussed above.

     The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003: no dividend yield; risk free interest rate of 4.0%; expected life of 4 years; and expected volatility of 87.43%. The weighted average fair value of options granted in fiscal 2003 was $0.52. The weighted average remaining contractual life of options outstanding at July 31, 2003 was 4.90 years.

     The following weighted-average assumptions were used for grants in fiscal 2002: no dividend yield; risk free interest rate of 4.0%; expected life of 10 years; and expected volatility of 134.7%. The weighted average fair value of options granted in fiscal 2002 was $1.79. The weighted average remaining contractual life of options outstanding at July 31, 2002 was 5.20 years. The following table summarizes information on stock option activity for the Executive Options, the Employee Plan, the Incentive Plan and the Non-Qualified Plan:

                                                                                Weighted Average
                                            Number of        Exercise Price      Exercise Price
                                              Shares           Per Share            Per Share
                                              ------           ---------            ---------

      Options outstanding, July 31, 2001      512,000    $ 0.36    -    $ 5.00       $ 1.34
      Options granted                         512,000      1.45    -      3.00         1.79
      Options exercised                        (5,000)     0.36           0.36         0.36
      Options expired or cancelled           (165,500)     0.36    -      5.00         1.19
                                             --------

      Options outstanding, July 31, 2002      853,500    $ 0.36    -    $ 4.00       $ 1.64
      Options granted                         105,000      2.25    -      2.25         2.25
      Options exercised                      (175,000)     0.36    -      1.50         0.83
      Options expired or cancelled            (28,500)     0.36    -      4.00         2.36
                                             --------

      Options outstanding, July 31, 2003      755,000    $ 1.45    -    $ 3.25       $ 1.89
                                             ========

     As of July 31, 2003 and 2002, 600,000 and 643,500 options outstanding were currently exercisable and carried weighted average exercise prices of $1.79 and $1.44 respectively.

     The following table summarizes information about stock options outstanding and exercisable at July 31, 2003:

                                 Outstanding                    Exercisable
                      ----------------------------------    -------------------
                                  Weighted
                                   Average      Weighted               Weighted
                                  Remaining      Average                Average
        Range of                 Contractual    Exercise               Exercise
     Exercise Prices   Number    Life (Years)     Price      Number      Price
     ---------------   ---------------------------------    -------------------

      $1.45 - $1.50    385,000       3.3          $1.47      385,000     $1.47
      $2.25 - $2.50    355,000       2.7          $2.29      200,000     $2.31
      $3.00 - $3.25     15,000       1.0          $3.17       15,000     $3.17
                      --------                              --------
      $1.45 - $3.25    755,000       2.9          $1.89      600,000     $1.42
                      ========                              ========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     Repurchase of common stock
     On July 30, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The repurchase of the Company's common stock was based upon the belief of the Board of Directors that the Company's common stock was undervalued considering the Company's potential earnings and prospects for future operations. Repurchases may be made periodically in the open market, as block purchases, or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares.

     During the year ended July 31, 2003, the Company did not repurchase any shares of its common stock. During the year ended July 31, 2002, the Company repurchased a total of 40,400 shares of its common stock at a cost of $74,644.

     Common stock
     The 375,000 shares of common stock to be issued as part of the class action settlement (see Note 13) have been treated as outstanding since the date of the final settlement order (May 29, 2003) in computing the weighted average shares outstanding.

     During the year ended July 31, 2002 the Company completed the purchase of the DDx technologies with the issuance of shares of common stock held in escrow as of July 31, 2001. A total of 1,813,793 shares of stock was issued which had a total value of $4,217,069 based on the market prices of the Company's stock at the dates that the technology was transferred (see Note 3 for discussion).

NOTE 7 MAJOR CUSTOMERS AND FOREIGN REVENUE

     In fiscal year 2003, sales of $182,673 (22%),were derived from sales to one customer. In fiscal year 2002, sales of $126,469 (19%) and $79,500 (12%)
     were derived from sales to two separate customers. The Company's operations are located entirely within the United States. However, in fiscal years 2003 and 2002, $190,816 (22%) and $144,446 (22%) respectively, of the
     Company's sales were to foreign customers.

NOTE 8 INCOME TAXES

     Income tax benefit consisted of the following for the years ended July 31:

                                          2003         2002
                                       ---------    ---------
                  Current:
                    Federal            $ 140,121    $ 190,977
                    State                   --           --
                                       ---------    ---------
                                         140,121      190,977
                                       ---------    ---------
                  Deferred:
                    Asset               (145,523)     145,523
                                       ---------    ---------
                    Liability:
                           Federal        21,384      (15,908)
                           State           3,449       (2,566)
                                       ---------    ---------
                                          24,833      (18,474)
                                       ---------    ---------

                  Income tax benefit   $  19,431    $ 318,026
                                       =========    =========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                   2003         2002
                                                ---------    ---------
        Deferred tax assets:
          Net operating loss                    $ 431,555    $ 261,912
          Deferred revenue                         52,485       53,382
          Depreciation and amortization            11,182         --
          Stock options issued to consultants      65,550         --
          General business credit                  81,822       26,378
                                                ---------    ---------
               Total                              642,594      341,672
           Less valuation allowance              (642,594)    (196,149)
                                                ---------    ---------
               Net deferred tax asset           $    --      $ 145,523
                                                =========    =========

        Deferred tax liabilities:
           Depreciation and amortization        $    --      $ (24,833)
                                                ---------    ---------
        Net deferred tax liability              $    --      $ (24,833)
                                                =========    =========


     The Company recorded an income tax receivable and deferred tax asset as of July 31, 2002, which consisted of $190,977 received in August 2002 related to the fiscal 2001 carry back of net operating losses and $145,523 resulting from the fiscal 2002 operating loss carried back.

     As of July 31, 2003, a valuation allowance of $642,594 has been recorded for the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will not be realized.

     Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the years ended July 31, 2003 and 2002 as follows:

                                                        2003       2002
                                                       ------     ------

      Total expense (benefit) computed by:
      Applying the U.S. Federal statutory rate          (34.0)%    (34.0)%
      State income taxes, net of federal tax benefit     (3.0)      (3.0)
      Refundable income taxes                              --      (27.7)
      General business credits and other                  3.6         --
      Valuation allowance                                32.0       20.5
                                                       ------     ------
      Effective tax rate (benefit)                       (1.4)%    (44.2)%
                                                       ======     ======


     The Company has unused net operating loss carryforward of $1,198,733 and general business credits of approximately $81,822 that are available to offset future income taxes. The net operating loss will expire in 2023 and the general business tax credits will expire beginning in 2019.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 COMMITMENTS

     Investments and deferred compensation arrangement
     During the year ended July 31, 1996, the Company established a deferred compensation plan for key employees of the Company using a "Rabbi" Trust (see Note 6). The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. Awards of $75,000 were granted for each of the years ended July 31, 2003 and 2002. The funds are subject to the general claims of creditors and are included in investments as of July 31, 2003 and 2002.

     The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2003 and 2002. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

                                            2003          2002
                                          ---------    ---------

              Cost basis                  $ 610,545    $ 568,063

              Unrealized holding loss       (36,146)    (122,777)
                                          ---------    ---------

                   Aggregate fair value   $ 574,399    $ 445,286
                                          =========    =========


     Deferred compensation related to the Rabbi Trust was $ 649,399 and $ 520,286 as of July 31, 2003 and 2002, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2003 and 2002 which was accrued but unpaid by the Company at year end.

     Operating leases
     The Company leases office space on a month-to-month basis at a monthly cost of $3,277. The Company has negotiated a three-year lease for its laboratory space with a term of October 1, 2002 through September 30, 2005. Total rent expense was approximately $84,768 and $86,024 in fiscal 2003 and 2002, respectively. Future minimum lease payments on the laboratory lease are as follows:

          Year Ending July 31,                         Premises Rent
          --------------------                         -------------

                2004                                     $ 41,561
                2005                                       42,804
                2006                                        7,169
                                                         --------
                                                         $ 91,534
                                                         ========

     Employment agreement
     Effective December 1, 2002, a new employment agreement with Thomas V. Geimer, CEO and CFO, was negotiated and approved by the Compensation Committee. The new agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2003 would be $1,107,115. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

     Employee retirement plan
     During the year ended July 31, 1996, the Company established a SARSEP-IRA employee pension plan that covers substantially all full-time employees. Under the plan, employees have the option to contribute up to 15% of their compensation subject to dollar limitations of the Internal Revenue Code. The Company may make discretionary contributions to the plan based on recommendations from the Board of Directors. There were no contributions for the years ended July 31, 2003 and 2002. The plan was terminated during the year ended July 31, 2003.

NOTE 10 ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2003 and 2002.

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

NOTE 11 FOURTH QUARTER ADJUSTMENTS

     As discussed in Note 8, the Company carried back net operating losses for the years ended July 31, 2002 and 2001, in accordance with the Job Creation and Worker's Assistance Act of 2002 (the "Act") issued by the Internal Revenue Services ("IRS") after September 11, 2001. During the quarterly periods ended January 31, 2003 and April 30, 2003, as filed on Form 10-QSB, the Company incorrectly accrued an income tax receivable related to the carry back of the current estimated period's net loss, as the Act only applied to years ending in 2002 and 2001.

     The Company recorded adjustments in the fourth quarter to reduce the income tax receivable and related income tax benefit of approximately $139,000. Of the aggregate adjusted amount, $43,000 and $96,000 relate to the second and third quarters of the year ended July 31, 2003, respectively. The Company plans to file amended Form 10-QSBs for the quarterly periods ended July 31, 2003 and April 30, 2003 to reflect this correction.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 BUSINESS SEGMENT INFORMATION

     The Company operates in two business segments: software tools and related consulting services and the general area of biosciences, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the fiscal year ended July 31, 2003 and 2002 is presented for the principal business segments as follows:

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                                  Software Tools   Biosciences
Year Ended July 31, 2003          and Consulting     Business          Total
------------------------          --------------     --------          -----

Revenues                           $    797,776    $     52,794    $    850,570
Costs and expenses                      904,167       1,493,000       2,397,167
Interest income                         103,051            --           103,051
Segment income (loss), pre-tax           35,810      (1,431,068)     (1,395,258)
Income tax benefit                         --            19,431          19,431

Total assets                          9,354,046       4,391,327      13,745,373
Intellectual property, net                 --         4,255,934       4,255,934
Depreciation and
     amortization expense                 7,394         285,924         293,318
Capital expenditures                       --           109,164         109,164


                                  Software Tools   Biosciences
Year Ended July 31, 2002          and Consulting     Business          Total
------------------------          --------------     --------          -----

Revenues                           $    652,553    $      1,424    $    653,977
Costs and expenses                      718,072         697,976       1,416,048
Interest income                         192,140            --           192,140
Segment loss, pre-tax                   (22,207)       (696,552)       (718,759)
Income tax benefit                      190,977         127,049         318,026

Total assets                         10,335,770       4,688,164      15,023,934
Intellectual property, net                 --         4,622,904       4,622,904
Depreciation and
     amortization expense                 7,188         163,191         170,379
Capital expenditures                       --            18,260          18,260


NOTE 13 LEGAL PROCEEDINGS

     Concluded legal matters
     On July 14, 2000, the Agricultural Excess and Surplus Insurance Company ("AESIC"), which was the carrier of the Company's director and officer liability policy, filed in the United States District Court for the District of Colorado an action for a declaratory judgment seeking to rescind Accelr8's directors and officers liability policy, captioned Agricultural Excess and Surplus Insurance Company v. Accelr8 Technology Corporation, Civil Action No. 00-B-1417. That policy had a $1 million limit with a $100,000 deductible. The Company and certain individuals made demand for coverage under that policy relating to third party claims involving the Company's accounting and public reporting from 1997 to 1999. AESIC alleged that it was fraudulently induced to enter into the contract of insurance through material misrepresentations made by the Company in its Form 10-KSB filed with the SEC, concerning the capabilities of certain of the Company's products. The defendants answered the complaint, in which they denied the claim for rescission, and filed a counterclaim seeking damages for the insurer's refusal to provide the benefits of insurance. The parties settled this lawsuit and AESIC paid $825,000 to the Company on November 5, 2002 in full satisfaction of all claims. On January 24, 2003, all claims and counterclaims were dismissed with prejudice.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


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

     The parties to the Consolidated Amended Class Action Complaint ("Class Action") reached an agreement in October 2002 in principle to settle the Class Action against all parties. Under the settlement, the Company agreed to contribute to a Settlement Fund $450,000 and 375,000 shares of common stock in the Company valued at $375,000. The Settlement Fund will be distributed in a manner over which the Company has no control.

     On February 27, 2003, the Court issued a Preliminary Order Approving Settlement and Attached Documents, and scheduled a settlement fairness hearing for May 20, 2003. Under the terms of the agreement, on March 4, 2003 the Company deposited $450,000 into an escrow account pending final approval of the settlement. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. To date, the Company has not received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund. A hearing on the approval of the settlement was held May 20, 2003, at which time the Court approved a settlement between the parties pursuant to which the complaint was dismissed with prejudice. An amended order and final judgment was issued on May 29, 2003.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


     SFAS No. 5, "Accounting for Contingencies," requires loss contingencies to be accrued if it is probable an asset has been impaired or a liability incurred at the balance sheet date and the amount of loss can be reasonably estimated. Since the settlement terms discussed above satisfied the criteria for accrual of a loss contingency under SFAS No. 5, the $450,000 cash settlement was accrued as a current liability and the value of the 375,000 shares of stock to be issued was recorded in the statement of shareholders' equity as of July 31, 2002. The stock to be issued was valued using the market price of the Company's common stock on the date the parties agreed to the terms of the settlement. Furthermore, the $825,000 settlement receivable discussed earlier from AESIC was recorded as a current receivable in the Company's financial statements as of July 31, 2002.

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

NOTE 14 NON-CASH FINANCING AND INVESTING ACTIVITY

     On October 30, 2002, the Company agreed to issue 375,000 shares of common stock valued at $375,000 under a settlement agreement as discussed in Note 13.

     On July 12, 2003, the Company issued 50,000 stock options valued at $47,000 for the purchase of the YoDx technology, as discussed in Note 5.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 15 SUBSEQUENT EVENTS

     On October 15, 2003, the Company signed a supply agreement and a letter of intent with SCHOTT Nexterion AG of Mainz, Germany ("Nexterion"). Nexterion is a wholly-owned division of SCHOTT Glas ("SCHOTT"), which is a leading European manufacturer of precision glass. SCHOTT had sales of about 2 billion euros in 2002. SCHOTT formed the Nexterion division in 2002 to enter the microarray market. In 2003, Nexterion acquired the microarray products of Quantifoil (Jena, Germany), which is a market leader in the European microarray slide market. Nexterion also made investments in two development stage companies in the microarray market.

     The supply agreement with Nexterion has a term of six months from October 15, 2003 and provides for the purchase of 5,000 slides at $10.50 each. The supply agreement may be extended for 90 days and additional 5,000 slides may be purchased at $10.50 each. Nexterion will purchase and resell Accelr8's OptArray microarray slides under the Nexterion brand and Accelr8 will continue to manufacture the microarraying products in its Denver facility. Accelr8 will be Nexterion's sole supplier of permeable hydrogel microarraying slides during the term of the supply agreement and will provide sales training and also technical support to SCHOTT's customers.

     The letter of intent calls for negotiation of an exclusive technology transfer license for Accelr8's OptiChem surface chemistry on microarraying slides. Under the intended technology transfer license, SCHOTT will become the exclusive outsource manufacturer for OptArray products starting in the third quarter of 2004. SCHOTT will then manufacture the OptArray slides and have exclusive global distribution rights to those products. The two companies will cooperatively market the products. Management anticipates that there will be three potential sources of revenue in the Technology transfer agreement to be entered into with SCHOTT: (i) a one-time payment of an up front licensing fee (upon signing), (ii) consulting services relating to the technology transfer process, and (iii) royalties on sales. The specific terms and conditions of the proposed licensing agreement have not yet been negotiated or finalized, and it is possible that a definitive agreement will not be reached with SCHOTT.