Form 10QSB/A
period 2003-01-31
ACCELR8 TECHNOLOGY CORP
filed 2003-11-12
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1


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

     This Amendment No. 1 on Form 10-QSB/A amends our quarterly report on Form 10-QSB for the fiscal quarter ended January 31, 2003 (the "Quarterly Report"), which was filed on March 14, 2003. This Amendment is a result of a restatement because the Company mistakenly accrued an income tax receivable related to the carry back of the period's net loss. The Company has previously carried back net operating losses for the years ended July 31, 2002 and 2001, in accordance with the Job Creation and Worker's Assistance Act of 2002 (the "Act") issued by the Internal Revenue Services ("IRS") after September 11, 2001. However, the Act only applied to fiscal years ending in 2002 and 2001. This restatement reflects adjustments to the income tax receivable and related income tax benefit.

     We have amended each item of our Quarterly Report that has been affected by this restatement. This Amendment No. 1 does not reflect events occurring after the March 14, 2003 filing of our Quarterly Report or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

     The items of our Quarterly Report that are amended and restated herein are Items 1 and 2 of Part I. The remaining items originally contained in our Quarterly Report as filed with the Securities and Exchange Commission on March 14, 2003 are unchanged.

     This Amendment No. 1 of the Quarterly Report should be read in conjunction with our quarterly report for the quarter ended April 30, 2003 and our annual report for the fiscal year ended July 31, 2003 filed on October 29, 2003.

                         Accelr8 Technology Corporation

                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - as of January 31, 2003 (unaudited
                and restated) and July 31, 2002                               4

              Statements of Operations
                for the three months and six months ended
                January 31, 2003 (unaudited and restated) and
                January 31, 2002 (unaudited)                                  5

              Statements of Cash Flows
                for the six months ended January 31, 2003
                (unaudited and restated) and 2002 (unaudited)                 6

              Notes to Financial Statements (restated)                     7-15

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations (restated)            15-22

     Item 3.  Controls and Procedures                                        22

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              23

     Item 2.  Changes in Securities                                          23

     Item 3.  Defaults Upon Senior Securities                                23

     Item 4.  Submission of Matters to a Vote of Security Holders            23

     Item 5.  Other Information                                              23

     Item 6.  Exhibits and Reports on Form 8-K                               23

SIGNATURES                                                                   24


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                  Accelr8 Technology Corporation
                                           Balance Sheet

                                                                      January 31,      July 31,
ASSETS                                                                   2003            2002
                                                                     ------------    ------------
                                                                     (Unaudited)
                                                                      (Restated)
Current Assets:
     Cash and cash equivalents                                       $  9,176,734    $  8,631,192
     Accounts receivable, net                                              80,907          24,767
     Prepaid expenses and other current assets                             96,339          61,665
     Insurance recovery receivable (Note 7)                                  --           825,000
     Income tax receivable and deferred tax asset                         140,122         336,500
                                                                     ------------    ------------

         Total current assets                                           9,494,102       9,879,124

Property and equipment, less accumulated depreciation of
     $61,635 and $49,335, respectively                                     78,305          76,620

Investments                                                               493,118         445,286

Intellectual property, less accumulated
      amortization of $278,681 and $158,801, respectively (Note 5)      4,516,974       4,622,904
                                                                     ------------    ------------

Total assets                                                         $ 14,582,499    $ 15,023,934
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                $    145,627    $     87,599
     Accrued liabilities                                                   30,752          29,489
     Accrued settlement loss (Note 7)                                     450,000         450,000
     Deferred maintenance revenue                                         162,462         164,879
     Other deferred revenue                                                 3,290           2,200
                                                                     ------------    ------------

         Total current liabilities                                        792,131         734,167
                                                                     ------------    ------------

Long-Term Liabilities:
     Deferred tax liabilities                                                --            24,833
     Deferred compensation                                                530,618         520,286
                                                                     ------------    ------------

         Total long-term liabilities                                      530,618         545,119
                                                                     ------------    ------------

     Total liabilities                                                  1,322,749       1,279,286
                                                                     ------------    ------------

Shareholders' Equity (Note 4)
     Common stock, no par value; 11,000,000 shares authorized;
       9,411,210 shares issued and outstanding                         12,342,020      12,342,020
     Stock to be issued (Note 7)                                          375,000         375,000
     Contributed capital                                                  349,069         329,809
     Retained earnings                                                    467,261         971,419
     Shares held for employee benefit  (1,129,110 shares at cost)        (273,600)       (273,600)
                                                                     ------------    ------------

         Total shareholders' equity                                    13,259,750      13,744,648
                                                                     ------------    ------------

Total liabilities and shareholders' equity                           $ 14,582,499    $ 15,023,934
                                                                     ============    ============


                     See accompanying notes to unaudited financial statements.


                                     Accelr8 Technology Corporation
                                        Statements of Operations
                                               (Unaudited)


                                                     Three Months Ended             Six Months Ended
                                                 --------------------------    --------------------------
                                                 January 31,    January 31,    January 31,    January 31,
                                                     2003           2002          2003            2002
                                                 -----------    -----------    -----------    -----------
                                                 (Restated)                    (Restated)
Revenues:
     Consulting fees                             $    20,000    $      --      $    20,000    $      --
     Product license and customer support fees        85,320         87,517        115,732        117,276
     Resale of software purchased                     85,448        100,528        242,125        163,857
     OptiChem(TM)revenue                              13,227           --           18,601           --
     Provision for returns and allowances             (1,955)        (1,390)        (3,955)        (2,445)
                                                 -----------    -----------    -----------    -----------

         Net Revenues                                202,040        186,655        392,503        278,688
                                                 -----------    -----------    -----------    -----------

Costs and Expenses:
     Cost of services                                 11,851         35,394         21,671         87,078
     Cost of software purchased for resale             8,173         15,548         38,763         25,206
     General and administrative                      214,588        214,851        381,925        377,223
     Marketing and sales                              69,425         45,914        143,968         99,207
     Research and development                        140,347         84,662        228,920        154,270
     Amortization                                     59,940           --          119,880          6,345
     Depreciation                                      6,150          5,325         12,300         10,650
                                                 -----------    -----------    -----------    -----------

         Total Costs and Expenses                    510,474        401,694        947,427        759,979
                                                 -----------    -----------    -----------    -----------

Loss from operations                                (308,434)      (215,039)      (554,924)      (481,291)
                                                 -----------    -----------    -----------    -----------

Other income (expense):
     Interest income                                  28,034         45,136         61,467        120,151
     Unrealized (loss) gain on investments           (18,935)        24,465        (27,539)       (31,236)
     Realized (loss) gain on investments              (1,150)        (1,228)        (2,593)        (4,262)
     Abandoned trademark                                --             --             --           (3,930)
     Gain on asset disposal                             --            2,034           --           10,453
                                                 -----------    -----------    -----------    -----------

         Total other income                            7,949         70,407         31,335         91,176
                                                 -----------    -----------    -----------    -----------

Loss before income taxes                            (300,485)      (144,632)      (523,589)      (390,115)

Income tax benefit                                    19,431           --           19,431           --
                                                 -----------    -----------    -----------    -----------

Net Loss                                         $  (281,054)   $  (144,632)   $  (504,158)   $  (390,115)
                                                 ===========    ===========    ===========    ===========

Net loss per share - basic and diluted           $      (.03)   $      (.02)   $      (.05)   $      (.05)
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic
  and diluted                                      9,411,210      7,763,849      9,411,210      7,698,871
                                                 ===========    ===========    ===========    ===========


                        See accompanying notes to unaudited financial statements.


                                 Accelr8 Technology Corporation
                                    Statements of Cash Flows
                                           (Unaudited)

                                                                          Six Months Ended
                                                                     --------------------------
                                                                     January 31,    January 31,
                                                                         2003           2002
                                                                     -----------    -----------
                                                                      (restated)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                        $  (504,158)      (390,115)
     Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
         Amortization                                                    119,880          6,345
         Depreciation                                                     12,300         10,650
         Increase in fair value of stock options granted
           for consulting services                                        19,260           --
         Gain from disposal of assets                                       --          (10,453)
         Loss on abandoned trademarks                                       --            3,929
         Unrealized holding loss on investments                           27,539         30,939
         Realized (gain) loss on sale of investments, interest and
           dividends reinvested                                             (371)           282
         Income tax receivable and deferred income tax asset             171,545           --
         Net change in assets and liabilities:
           Accounts receivable                                           (56,140)       (29,390)
           Insurance recovery receivable                                 825,000           --
           Inventory                                                        --              875
           Prepaid expenses                                              (34,674)       (30,364)
           Accounts payable                                               58,028        (51,963)
           Accrued liabilities                                             1,263       (190,511)
           Deferred maintenance revenue                                   (2,417)       (29,550)
           Other deferred revenue                                          1,090           (825)
           Other long-term liabilities                                    10,332          6,235
                                                                     -----------    -----------

         Net cash  provided by (used in) operating activities            648,477       (673,916)
                                                                     -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of fixed assets, net                                       (13,985)          --
     Proceeds on disposal of assets                                         --           11,636
     Purchase of intellectual property                                   (13,950)       (47,660)
     Purchase of investments                                             (75,000)       (75,000)
                                                                     -----------    -----------

         Net cash used in investing activities                          (102,935)      (111,024)
                                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                             --          (46,674)
     Employee stock option exercised                                        --            1,800
                                                                     -----------    -----------

         Net cash provided by (used in) financing activities                --          (44,874)
                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                     545,542       (829,814)

Cash and cash equivalents, beginning of period                         8,631,192      9,522,343
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $ 9,176,734    $ 8,692,529
                                                                     ===========    ===========

Supplemental information:
     Cash received from income tax refunds                           $   190,977    $      --
                                                                     ===========    ===========


                    See accompanying notes to unaudited financial statements

                                               6

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

               For the six months ended January 31, 2003 and 2002

 Note 1. Basis of Presentation

     The restated financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2002, included in our annual report on Form 10-KSB as filed with the SEC.

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

Note 2. Restatement of Previously Reported Financial Statements

     During the audit of our financial statements for the fiscal year ended July 31, 2003, it was determined that the Company mistakenly accrued an income tax receivable related to the carry back of the period's net loss. The Company has previously carried back net operating losses for the years ended July 31, 2002 and 2001, in accordance with the Job Creation and Worker's Assistance Act of 2002 (the "Act") issued by the Internal Revenue Services ("IRS") after September 11, 2001. However, the Act only applied to fiscal years ending in 2002 and 2001.

     Accordingly, the Company has amended and restated its financial statements for the quarters ended January 31, 2003 and April 30, 2003. Conforming changes reflecting these revisions have been made in the Company's Management's Discussion and Analysis of Financial Condition.

Note 3. Reclassification

     Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the classifications used in fiscal 2003.

Note 4. Shareholders' Equity

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

     Stock to be Issued

     See Note 7 to unaudited financial statements for discussion.


Note 5. Intellectual Property

     Intellectual property consisted of the following:

                                            January 31,      July 31,
                                                2003           2002
                                            -----------    -----------
          OpTest(TM) Technologies           $ 4,616,312    $ 4,614,872
          Patents                               137,177        128,434
          Trademarks                             42,166         38,399
                                            -----------    -----------
                                              4,795,655      4,781,705
          Less:  Accumulated amortization      (278,681)      (158,801)
                                            -----------    -----------
                                            $ 4,516,974    $ 4,622,904
                                            ===========    ===========

     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patents and trademarks application life of the OpTest(TM) Technologies.

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

                 Years Ending July 31,
                 ---------------------
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

Note 6. Business Segment Information

     The Company operates in two business segments: (i) software tools and related consulting services and (ii) biosciences, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three and six months ended January 31, 2003 and 2002 are presented for the principal business segments as follows:

                                       Software Tools
Three Months Ended                       Support and    Biosciences
January 31, 2003                         Consulting       Business         Total
----------------                        ------------    ------------    ------------
Revenues                                $    188,813    $     13,227    $    202,040
Costs and expenses                           216,197         294,277         510,474
Interest income                               28,034            --            28,034
Segment loss                                 (19,435)       (281,050)       (300,485)
Tax benefit                                     --            19,431          19,431
Total assets                               9,759,615       4,822,884      14,582,499
Intellectual property, net                      --         4,516,974       4,516,974
Depreciation and amortization expense          1,800          64,290          66,090


                                       Software Tools
Three Months Ended                       Support and    Biosciences
January 31, 2002                         Consulting       Business         Total
----------------                        ------------    ------------    ------------

Revenues                                $    186,655    $       --      $    186,655
Costs and expenses                           278,435         123,259         401,694
Interest income                               45,136            --            45,136
Segment loss                                 (21,373)       (123,259)       (144,632)
Total assets                               9,450,960       2,855,492      12,306,452
Intellectual property, net                      --         2,798,892       2,798,892
Depreciation and amortization expense          1,890           3,435           5,325


                                       Software Tools
Six Months Ended                         Support and    Biosciences
January 31, 2003                         Consulting       Business         Total
----------------                        ------------    ------------    ------------

Revenues                                $    373,902    $     18,601    $    392,503
Costs and expenses                           421,601         525,826         947,427
Interest income                               61,467            --            61,467
Segment loss                                 (16,364)       (507,225)       (523,589)
Tax benefit                                     --            19,431          19,431
Total assets                               9,759,615       4,822,884      14,582,499
Intellectual property, net                      --         4,516,974       4,516,974
Depreciation and amortization expense          3,600         128,580         132,180



                                       Software Tools
Six Months Ended                         Support and    Biosciences
January 31, 2002                         Consulting       Business         Total
----------------                        ------------    ------------    ------------

Revenues                                $    278,688    $       --      $    278,688
Costs and expenses                           514,262         245,717         759,979
Interest income                              120,151            --           120,151
Segment loss                                (140,469)       (249,646)       (390,115)
Total assets                               9,450,960       2,855,492      12,306,452
Intellectual property, net                      --         2,798,892       2,798,892
Depreciation and amortization expense          3,780          13,215          16,995


Note 7. Legal Proceedings

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

Note 8. Recent Accounting Pronouncements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

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

Restatement
-----------

     During the audit of our financial statements for the fiscal year ended July 31, 2003, it was determined that we mistakenly accrued an income tax receivable related to the carry back of the period's net loss. We have previously carried back net operating losses for the years ended July 31, 2002 and 2001, in accordance with the Job Creation and Worker's Assistance Act of 2002 (the "Act") issued by the Internal Revenue Services ("IRS") after September 11, 2001. However, the Act only applied to fiscal years ending in 2002 and 2001.

     Accordingly, we have amended and restated our financial statements for the quarter and six months ended January 31, 2003 to correct the mistaken accrual of an income tax receivable. The aggregate impact of this adjustment was to increase our net losses for the quarter and six months ended January 31, 2003 from $204,269 and $427,373, respectively, to $281,054 and $504,158, respectively, and to increase our net loss per share (basic and diluted) for the quarter ended January 31, 2003 from $0.02 per share to $0.03 per share. Net loss per share (basic and diluted) for the six months ended January 31, 2003 remained unchanged at $0.05 per share.

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

     Research and development expenses for the six months ended January 31, 2003 were $228,920 an increase of $74,650, or 48.4% as compared to the six months ended January 31, 2002. This increase was largely due to an increase in salaried scientific personnel of $26,270, consulting fees of $16,496, rent of $4,975, and laboratory expense and supplies in the amount of $26,738 for the continued development of the OpTest technologies.

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

     Income tax benefit recorded during the six months ended January 31, 2003 was $19,431 compared to no income tax benefit during the six months ended January 31, 2002. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Changes in these deferred tax assets and liabilities resulted in the tax benefit for the period.

     As a result of these factors, net loss for the six months ended January 31, 2003 was $504,158, an increased loss of $114,043 or 29.2% as compared to the six months ended January 31, 2002.

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

     Income tax benefit recorded during the three months ended January 31, 2003 was $19,431 compared to no income tax benefit during the three months ended January 31, 2002. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Changes in these deferred tax assets and liabilities resulted in the tax benefit for the period.

     As a result of these factors net loss for the three months ended January 31, 2003 was $281,054, an increased loss of $136,422 or 94.3% as compared to the three months ended January 31, 2002.

     Capital Resources and Liquidity

     At January 31, 2003, as compared to July 31, 2002, our current assets decreased 3.9% from $9,879,124 to $9,494,102 and our liquidity, as measured by cash and cash equivalents, increased by 6.3% from $8,631,192 to $9,176,734. At January 31, 2003, as compared to July 31, 2002, our working capital decreased 4.8% from $9,144,957 to $8,701,971. During the same period, shareholders' equity decreased 3.5% from $13,744,648 to $13,259,750, largely as a result of the net loss of $504,158 during the six months ended January 31, 2003.

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

                                            Payments due by Period
                              --------------------------------------------------
                                                                       More than
                                 Total    1 to 3 years   4 to 5 years   5 years
                                 -----    ------------   ------------   -------
Laboratory Lease Payments(1)   $111,077     $111,077          0             0
Thomas V. Geimer
Employment Contract(2)        $1,189,615    $720,000       469,615          0

----------
(1) We have a three year lease agreement that began on October 1, 2002 for our laboratory located at 7000 Broadway, Denver Colorado 80221.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Please see Note 7 to the unaudited financial statements for information with respect to concluded and pending legal proceedings.

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

     None.

Item 5. Other Information
-------------------------

     None.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     a)   Exhibits:

          1.   Exhibit 10.1 Thomas V. Geimer Employment Agreement

          2. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          3. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          4. Exhibit 32.1 Certification of Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     b)   Reports on Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 12, 2003                  ACCELR8 TECHNOLOGY CORPORATION
         -----------------


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