Form 10QSB/A
period 2003-04-30
ACCELR8 TECHNOLOGY CORP
filed 2003-11-12
CIK 727207

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

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                       84-1072256
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

     This Amendment No. 1 on Form 10-QSB/A amends our quarterly report on Form 10-QSB for the fiscal quarter ended April 30, 2003 (the "Quarterly Report"), which was filed on June 13, 2003. This Amendment is a result of a restatement because the Company mistakenly accrued an income tax receivable related to the carry back of the period's net loss. The Company has previously carried back net operating losses for the years ended July 31, 2002 and 2001, in accordance with the Job Creation and Worker's Assistance Act of 2002 (the "Act") issued by the Internal Revenue Services ("IRS") after September 11, 2001. However, the Act only applied to fiscal years ending in 2002 and 2001. This restatement reflects adjustments to the income tax receivable and related income tax benefit.

     We have amended each item of our Quarterly Report that has been affected by this restatement. This Amendment No. 1 does not reflect events occurring after the June 13, 2003 filing of our Quarterly Report or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

     The items of our Quarterly Report that are amended and restated herein are Items 1 and 2 of Part I. The remaining items originally contained in our Quarterly Report as filed with the Securities and Exchange Commission on June 13, 2003 are unchanged.

                         Accelr8 Technology Corporation

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets - as of April 30, 2003 (unaudited
                and restated) and July 31, 2002                              4

              Statements of Operations
                for the three months and nine months ended
                April 30, 2003 (unaudited and restated) and
                2002 (unaudited)                                             5

              Statements of Cash Flows
                for the nine months ended April 30, 2003
                (unaudited and restated) and 2002 (unaudited)                6

              Notes to Financial Statements (restated)                       7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations (restated)              15

     Item 3.  Controls and Procedures                                       23

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                             23

     Item 2.  Changes in Securities and Use of Proceeds                     23

     Item 3.  Defaults Upon Senior Securities                               23

     Item 4.  Submission of Matters to a Vote of Security Holders           23

     Item 5.  Other Information                                             23

     Item 6.  Exhibits and Reports on Form 8-K                              23


SIGNATURES                                                                  24


                                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                 Accelr8 Technology Corporation
                                         Balance Sheets

                                                                    April 30,        July 31,
                                                                       2003            2002
                                                                   -----------     -----------
                                                                   (Unaudited)
                                                                   (Restated)
                                             ASSETS
Current Assets:
     Cash and cash equivalents                                     $  8,690,771    $  8,631,192
     Accounts receivable, net                                            95,364          24,767
     Prepaid expenses and other current assets                           85,757          61,665
     Insurance recovery receivable (Note 9)                                --           825,000
     Income tax receivable and deferred tax asset                          --           336,500
                                                                   ------------    ------------

         Total current assets                                         8,871,892       9,879,124
                                                                   ------------    ------------

Property and equipment, net (Note 5)                                     80,789          76,620
                                                                   ------------    ------------

Investments                                                             540,634         445,286
                                                                   ------------    ------------

Intellectual property, net (Note 6)                                   4,469,578       4,622,904
                                                                   ------------    ------------

Total assets                                                       $ 13,962,893    $ 15,023,934
                                                                   ============    ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $    104,374    $     87,599
     Accrued liabilities                                                 30,132          29,489
     Acccrued settlement loss (Note 9)                                     --           450,000
     Deferred maintenance revenue                                       131,722         164,879
     Other deferred revenue                                                --             2,200
                                                                   ------------    ------------

         Total current liabilities                                      266,228         734,167
                                                                   ------------    ------------

Long Term Liabilities:
     Deferred tax liabilities                                              --            24,833
     Deferred compensation                                              596,884         520,286
                                                                   ------------    ------------

         Total long term liabilities                                    596,884         545,119
                                                                   ------------    ------------

Total liabilities                                                       863,112       1,279,286
                                                                   ------------    ------------

Commitments and Contingencies (Notes 4 and 9)

Shareholders' Equity (Notes 4 and 7)
     Common stock, no par value; 11,000,000 shares authorized;
         9,511,210 and  9,411,210 shares issued and outstanding,
         respectively                                                12,378,020      12,342,020
     Stock to be issued (Note 9)                                        375,000         375,000
     Contributed capital                                                367,299         329,809
     Retained earnings                                                  253,062         971,419
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------

         Total shareholders' equity                                  13,099,781      13,744,648
                                                                   ------------    ------------
Total Liabilities And Shareholders' Equity                         $ 13,962,893    $ 15,023,934
                                                                   ============    ============


                    See accompanying notes to unaudited financial statements.


                                        Accelr8 Technology Corporation
                                           Statements of Operations
                                                  (Unaudited)


                                                               Three Months                   Nine Months
                                                              Ended April 30,               Ended April 30,
                                                        --------------------------    --------------------------
                                                            2003           2002           2003           2002
                                                        -----------    -----------    -----------    -----------
                                                        (restated)                    (restated)
Revenues:
    Consulting fees                                     $     5,000    $      --      $    25,000    $      --
    Product license and customer support fees                 3,536         48,169        137,870        161,612
    Resale of software and support purchased                252,417         74,393        475,940        242,082
    OptiChem(TM)revenue                                      17,945           --           36,547           --
    Provision for sales returns and allowances               (2,450)        (1,235)        (6,405)        (3,680)
                                                        -----------    -----------    -----------    -----------

    Net Revenues                                            276,448        121,327        668,952        400,014
                                                        -----------    -----------    -----------    -----------


Costs and Expenses:
    Cost of services                                         13,169         24,143         34,840        111,221
    Cost of software and support purchased for resale        44,137         11,736         82,901         36,942
    General and administrative                              225,515         85,543        607,440        462,765
    Marketing and sales                                      79,939         50,025        223,907        149,232
    Research and development                                128,183         83,718        357,103        237,988
    Amortization                                             60,075           --          179,955          6,345
    Depreciation                                              7,695          5,325         19,995         15,975
                                                        -----------    -----------    -----------    -----------

    Total Costs and Expenses                                558,713        260,490      1,506,141      1,020,468
                                                        -----------    -----------    -----------    -----------

Loss from operations                                       (282,265)      (139,163)      (837,189)      (620,454)
                                                        -----------    -----------    -----------    -----------


Other income (expense)
     Interest income                                         22,070         36,737         83,537        156,888
     Gain on asset disposals                                   --              700           --           11,153
     Realized loss on investment                               --           (1,304)        (2,593)        (5,566)
     Unrealized gain (loss) on investment                    45,997        (47,877)        18,457        (79,113)
     Abandoned trademark                                       --             --             --           (3,930)
                                                        -----------    -----------    -----------    -----------

     Total other income (expense)                            68,067        (11,744)        99,401         79,432
                                                        -----------    -----------    -----------    -----------

Loss before income taxes                                   (214,198)      (150,907)      (737,788)      (541,022)

Income tax benefit                                             --             --           19,431           --
                                                        -----------    -----------    -----------    -----------

Net Loss                                                $  (214,198)   $  (150,907)   $  (718,357)   $  (541,022)
                                                        ===========    ===========    ===========    ===========


Net loss per share - basic and diluted                  $      (.02)   $      (.02)   $      (.08)   $      (.07)
                                                        ===========    ===========    ===========    ===========

Weighted average shares outstanding - basic
  and diluted                                             9,421,322      8,642,137      9,414,507      8,006,383
                                                        ===========    ===========    ===========    ===========


                           See accompanying notes to unaudited financial statements.


                              Accelr8 Technology Corporation
                                 Statements of Cash Flows
                                        (Unaudited)

                                                                         Nine Months
                                                                       Ended April 30,
                                                                 --------------------------
                                                                     2003           2002
                                                                 -----------    -----------
                                                                  (restated)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                    $  (718,357)   $  (541,022)
     Adjustments to reconcile net  loss to net
     cash provided (used) by operating activities:
         Amortization                                                179,955          6,345
         Depreciation                                                 19,995         15,975
         Increase in fair value of stock options granted
           for consulting services                                    37,490           --
         Gain from disposal of assets                                   --          (11,153)
         Loss on abandoned trademarks                                   --            3,906
         Unrealized (gain)/loss on investments                       (18,457)        79,113
         Realized loss on sale of investments, interest and
           dividends reinvested                                       (1,891)          (147)
         Income taxes receivable and deferred income tax asset       311,667           --
         Net change in assets and liabilities:
           Accounts receivable                                       (70,597)        36,215
           Inventory                                                    --            2,625
           Prepaid expenses                                          (24,092)       (21,687)
           Insurance recovery receivable                             825,000           --
           Accounts payable                                           16,775        (48,056)
           Accrued liabilities                                           643       (199,153)
           Accrued settlement loss (Note 9)                         (450,000)             0
           Deferred maintenance revenue                              (33,157)       (28,664)
           Other deferred revenue                                     (2,200)          (825)
           Other long-term liabilities                                76,598        (22,716)
                                                                 -----------    -----------

         Net cash provided (used) by operating activities            149,372       (729,244)
                                                                 -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of fixed assets, net                                   (24,164)          --
     Proceeds on disposal of assets                                     --           12,336
     Purchase of intellectual property                               (26,629)       (62,509)
     Purchase of investments                                         (75,000)       (75,000)
                                                                 -----------    -----------

         Net cash used in investing activities                      (125,793)      (125,173)
                                                                 -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Repurchase of common stock                                         --          (63,214)
     Employee stock option exercised                                  36,000          1,800
                                                                 -----------    -----------

     Net cash provided by (used in) financing activities              36,000        (61,414)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                  59,579       (915,831)

Cash and cash equivalents, beginning of period                     8,631,192      9,522,343
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $ 8,690,771    $ 8,606,512
                                                                 ===========    ===========

Supplemental information:
     Cash received from income tax refunds                       $   331,099    $      --
                                                                 ===========    ===========

                 See accompanying notes to unaudited financial statements.

                                             6

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

     Stock to be Issued

     See Note 9 to unaudited financial statements for discussion.


Note 5. Property and Equipment

Property and equipment are recorded at cost and consisted of the following.

                                                  April 30,       July 31,
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
                                                  =========      =========

Note 6. Intellectual Property

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
                                                       ==========

Note 7. Employee Stock-Based Compensation

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

                                                          Nine Months Ended April 30,
                                                          ---------------------------
                                                               2003          2002
                                                            ----------    ---------
Net loss, as reported                                       $ (718,357)   $(541,022)
       Deduct: Total stock-based employee compensation
         expense determined under fair value based method
         for all awards, net of related tax effects               --        (55,800)
                                                            ----------    ---------

Pro forma net loss                                          $ (718,357)   $(596,822)
                                                            ==========    =========

Earnings per share:
       Basic and diluted - as reported                      $     (.08)   $    (.07)
                                                            ==========    =========

       Basic and diluted - pro forma                        $     (.08)   $    (.07)
                                                            ==========    =========




Note 8. Business Segment Information

     The Company operates in two business segments: (i) software tools and related consulting services and (ii) biosciences, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three and nine months ended April 30, 2003 and 2002 are presented for the principal business segments as follows:

                                       Software Tools
Three Months Ended                       Support and   Biosciences
April 30, 2003                           Consulting      Business          Total
--------------                          ------------   ------------    ------------

Revenues                                $    258,503   $     17,945    $    276,448
Costs and expenses                           265,102        293,611         558,713
Interest income                               22,070           --            22,070
Segment profit (loss)                         61,468       (275,666)       (214,198)
Total assets                               9,412,395      4,550,498      13,962,893
Intellectual property, net                      --        4,469,578       4,469,578
Depreciation and amortization expense          2,055         65,715          67,770


                                       Software Tools
Three Months Ended                       Support and    Biosciences
April 30, 2002                           Consulting       Business          Total
--------------                          ------------    ------------    ------------

Revenues                                $    121,327    $       --      $    121,327
Costs and expenses                           138,110         122,380         260,490
Interest income                               36,737            --            36,737
Segment loss                                 (28,527)       (122,380)       (150,907)
Total assets                               9,240,415       4,806,548      14,046,963
Intellectual property, net                      --         4,754,498       4,754,498
Depreciation and amortization expense          1,890           3,435           5,325


                                       Software Tools
Nine Months Ended                        Support and   Biosciences
April 30, 2003                           Consulting      Business          Total
--------------                          ------------   ------------    ------------

Revenues                                $    632,405   $     36,547    $    668,952
Costs and expenses                           686,704        819,437       1,506,141
Interest income                               83,537           --            83,537
Segment profit (loss)                         45,104       (782,892)       (737,788)
Income tax (provision) benefit                  --           19,431          19,431
Total assets                               9,412,395      4,550,498      13,962,893
Intellectual property, net                      --        4,469,578       4,469,578
Depreciation and amortization expense          5,655        194,295         199,950



                                       Software Tools
Nine Months Ended                        Support and    Biosciences
April 30, 2002                           Consulting       Business         Total
--------------                          ------------    ------------    ------------

Revenues                                $    400,014    $       --      $    400,014
Costs and expenses                           652,372         368,096       1,020,468
Interest income                              156,888            --           156,888
Segment loss                                (168,996)       (372,026)       (541,022)
Total assets                               9,240,415       4,806,548      14,046,963
Intellectual property, net                      --         4,754,498       4,754,498
Depreciation and amortization expense          5,670          16,650          22,320


Note 9. Legal Proceedings

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

Note 10. Recent Accounting Pronouncements

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

     Accordingly, we have amended and restated our financial statements for the quarter and nine months ended April 30, 2003 to correct the mistaken accrual of an income tax receivable. The aggregate impact of this adjustment was to increase our net losses for the quarter and nine months ended April 30, 2003 from $171,458 and $598,832, respectively, to $214,198 and $718,357, respectively, and to increase our net loss per share (basic and diluted) for the nine months ended April 30, 2003 from $0.06 per share to $0.08 per share. Net loss per share (basic and diluted) for the quarter ended April 30, 2003 remained unchanged at $0.02 per share.

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

     Income tax benefit recorded during the nine months ended April 30, 2003 was $19,431 compared to no income tax benefit during the nine months ended April 30, 2002. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Changes in these deferred tax assets and liabilities resulted in the tax benefit for the period.

     As a result of these factors, net loss for the nine months ended April 30, 2003 was $(718,357) an increased loss of $177,335 or 32.8% as compared to the nine months ended April 30, 2002.

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

     No income tax provision or benefit was recorded during the three months ended April 30, 2003 or during the three months ended April 30, 2002. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.

     As a result of these factors net loss for the three months ended April 30, 2003 was $(214,198), an increased loss of $63,291, or 41.9% as compared to the three months ended April 30, 2002.

Capital Resources and Liquidity

     At April 30, 2003, as compared to July 31, 2002, the Company's current assets decreased 10.2% from $9,879,124 to $8,871,892; the Company's liquidity, as measured by cash and cash equivalents, increased by 0.7% from $8,631,192 to $8,690,771; and the Company's working capital decreased by 5.9% from $9,144,957 to $8,605,664. During the same period, shareholders' equity decreased 4.7% from $13,744,648 to $13,099,781 as a result of a net loss of $(718,357) offset by the exercise of 100,000 stock options at a price of $.36 and totaling $36,000 and the cost of consultant option expense on 100,000 options totaling $37,490 during the nine months ended April 30, 2003.

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

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits:

     1. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     2. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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