Form 10QSB
period 2003-10-31
ACCELR8 TECHNOLOGY CORP
filed 2003-12-15
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from ______________ to ________________

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
Yes  X   No
    ---     ---

Number of shares outstanding of the issuer's Common Stock:

              Class                           Outstanding at October 31, 2003
              -----                           -------------------------------
   Common Stock, no par value                           9,679,960


                                         INDEX
                                         -----
                                                                                   Page
                                                                                   ----
PART I.       FINANCIAL INFORMATION
     Item 1.  Financial Statements

              Balance Sheets
                October 31, 2003 (unaudited) and July 31, 2003                       3

              Statements of Operations
                for the three months ended October 31, 2003 and 2002 (unaudited)     4

              Statements of Cash Flows
                for the three months ended October 31, 2003 and 2002 (unaudited)     5

              Notes to Unaudited Financial Statements                                6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                       12

     Item 3.  Controls and Procedures                                               17

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                     18

                 See note 8 to unaudited financial statements.

     Item 2.  Changes in Securities and Use of Proceeds                             18

                 Not applicable.

     Item 3.  Defaults of Senior Securities                                         18

                 Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders                   18

                 Not applicable


     Item 5.  Other Information                                                     18

                 Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                          19

CERTIFICATION OF OFFICERS                                                        20-24



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                 Accelr8 Technology Corporation
                                         Balance Sheets


                                             ASSETS
                                                                   October 31,       July 31,
                                                                       2003            2003
                                                                   ------------    ------------
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                     $  8,171,456    $  8,711,951
     Accounts receivable                                                 18,668           5,809
     Inventory (Note 10)                                                 68,991            --
     Prepaid expenses and other current assets                           33,302          55,313
                                                                   ------------    ------------
         Total current assets                                         8,292,417       8,773,073

Property and equipment, net (Note 4)                                    131,926         141,967
Investments, net                                                        664,054         574,399
Intellectual property, net (Note 5)                                   4,205,177       4,255,934
                                                                   ------------    ------------
Total assets                                                       $ 13,293,574    $ 13,745,373
                                                                   ============    ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    173,373    $    177,309
     Accrued compensation and other liabilities                          27,628          39,155
     Deferred maintenance revenue                                       103,623         150,366
                                                                   ------------    ------------
         Total current liabilities                                      304,624         366,830
                                                                   ------------    ------------

Long-term liabilities:
     Deferred compensation                                              682,804         649,399
                                                                   ------------    ------------
         Total long-term liabilities                                    682,804         649,399
                                                                   ------------    ------------
           Total liabilities                                            987,428       1,016,229
                                                                   ------------    ------------
Commitments and Contingencies (Notes 3, 8 and 12)

Shareholders' equity (Notes 3, 6 and 9)
     Common stock, no par value; 11,000,000 shares
        authorized; 9,679,960 and 9,586,210 shares
        issued and outstanding, respectively                         12,581,770      12,488,020
     Stock to be issued (Note 3)                                        281,250         375,000
     Contributed capital                                                544,132         544,132
     Accumulated deficit                                               (827,406)       (404,408)
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                  12,306,146      12,729,144
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $ 13,293,574    $ 13,745,373
                                                                   ============    ============


                    See accompanying notes to unaudited financial statements.


                               Accelr8 Technology Corporation
                                  Statements of Operations
                    For the Three Months Ended October 31, 2003 and 2002
                                         (Unaudited)

                                                                      2003           2002
                                                                  -----------    -----------
Revenues:
     Product license and customer support fees                    $    18,628    $    30,412
     Resale of purchased software and customer support fees            85,858        156,677
     OptiChem(TM)revenue                                               22,284          5,374
     Provision for returns & allowances                                  (800)        (2,000)
                                                                  -----------    -----------
         Net revenues                                                 125,970        190,463
                                                                  -----------    -----------
Costs and Expenses:
     Cost of product license and customer support revenues              7,672          9,819
     Cost of purchased software and customer support for resale        11,473         30,590
     Cost of sales - OptiChem(TM)                                       8,094           --
     General and administrative                                       275,242        167,338
     Marketing and sales                                               64,976         74,542
     Research and development                                         142,833         88,573
     Depreciation                                                      10,041          6,150
     Amortization                                                      58,128         59,940
                                                                  -----------    -----------
         Total costs and expenses                                     578,459        436,952
                                                                  -----------    -----------
Loss from operations                                                 (452,489)      (246,489)
                                                                  -----------    -----------
Other (expense) income
     Interest income                                                   16,287         33,433
     Unrealized holding gain (loss) on investments                     11,229         (8,605)
     Realized gain (loss) on sale of investments                        1,975         (1,443)
                                                                  -----------    -----------
         Total other income                                            29,491         23,385
                                                                  -----------    -----------
Net loss                                                          $  (422,998)   $  (223,104)
                                                                  ===========    ===========
Basic and diluted net loss per share                              $      (.04)   $      (.02)
                                                                  ===========    ===========

Weighted average shares outstanding - basic and diluted             9,961,210      9,411,210
                                                                  ===========    ===========


                  See accompanying notes to unaudited financial statements.


                              Accelr8 Technology Corporation
                                 Statements Of Cash Flows
                   For the Three Months Ended October 31, 2003 and 2002
                                        (Unaudited)

                                                                   2003           2002
                                                               -----------    -----------
Cash flows from operating activities:
     Net loss                                                  $  (422,998)   $  (223,104)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities:
         Depreciation                                               10,041          6,150
         Amortization                                               58,128         59,940
         Issuance of stock options for consulting services            --            2,250
         Unrealized holding gain (loss) on investments             (11,229)         8,605
         Realized gain on sale of investments, interest
            and dividends reinvested                                (3,426)           (50)

     Net change in assets and liabilities:
         Accounts receivable                                       (12,859)       (23,945)
         Inventory                                                 (68,991)          --
         Prepaid expenses and other                                 22,011         21,050
         Income tax receivable and deferred tax asset                 --          190,977
         Accounts payable                                           (3,936)        40,912
         Accrued liabilities                                       (11,527)        (4,512)
         Deferred maintenance revenue                              (46,743)       (10,654)
         Other deferred revenue                                       --           17,800
         Other long-term liabilities                                33,405         10,195
                                                               -----------    -----------
         Net cash (used in) provided by operating activities      (458,124)        95,614
                                                               -----------    -----------

Cash flows from investing activities:
     Purchase of intellectual property                              (7,371)       (10,324)
     Purchase of investments                                       (75,000)       (75,000)
                                                               -----------    -----------
         Net cash used in investing activities                     (82,371)       (85,324)
                                                               -----------    -----------

Net (decrease) increase in cash and cash equivalents              (540,495)        10,290

Cash and cash equivalents, beginning of period                   8,711,951      8,631,192
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $ 8,171,456    $ 8,641,482
                                                               ===========    ===========

Supplemental information:
     Cash received from income tax refunds                     $      --      $   190,977
                                                               ===========    ===========


                 See accompanying notes to unaudited financial statements.

                                             5

                         Accelr8 Technology Corporation
                     Notes to Unaudited Financial Statements
              For the three months ended October 31, 2003 and 2003


Note 1. Basis of Presentation

     The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2003, included in our annual report on Form 10-KSB as filed with the SEC.

     Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three month period ended October 31, 2003 may not be indicative of the results of operations for the year ended July 31, 2004.

Note 2. Reclassification

     Certain reclassifications have been made in the fiscal 2003 financial statements to conform to the classifications used in fiscal 2004. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3. Shareholders' Equity

     Common Stock Options

     At October 31, 2003, there were 755,000 stock options outstanding at prices ranging from $1.45 to $3.25 with expiration dates between November 30, 2003 and August 1, 2011. The remaining number of option shares available for issuance under the Company's stock option plans is 167,500. For the three months ended October 31, 2003 and 2002, stock options exercisable into 755,000 and 840,000 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

     Stock to be Issued

     In connection with the final settlement of the Consolidated Amended Class Action Complaint, agreed to in principle in October 2002 and finalized by the court in May 2003, the Company agreed to contribute to a Settlement Fund $450,000 and 375,000 shares of common stock. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. To date, the Company has not received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund.

Note 4. Property and Equipment

     Property and equipment are recorded at cost and consisted of the following.

                                                 October 31,      July 31,
                                                     2003           2003
                                                  ---------      ---------

     Computer equipment                           $  30,060      $  30,060
     Laboratory and scientific equipment            177,255        177,255
     Furniture and fixtures                          11,114         11,114
                                                  ---------      ---------
           Total property and equipment             218,429        218,429
     Accumulated depreciation                       (86,503)       (76,462)
                                                  ---------      ---------
           Net property and equipment             $ 131,926      $ 141,967
                                                  =========      =========


Note 5. Intellectual Property

     Intellectual property consisted of the following:

                                               October 31,       July 31,
                                                   2003            2003
                                               -----------     -----------

     OpTest(TM) Technologies                   $ 4,454,538     $ 4,454,538
     Patents                                       136,341         134,066
     Trademarks                                     50,901          45,805
                                               -----------     -----------
           Total intellectual property           4,641,780       4,634,409
     Accumulated amortization                     (436,603)       (378,475)
                                               -----------     -----------
           Net intellectual property           $ 4,205,177     $ 4,255,934
                                               ===========     ===========

     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(TM) Technologies. Amortization expense was $58,128 and $59,940, respectively, for the three months ended October 31, 2003 and 2002.

     During the fiscal year ended July 31, 2003, the Company acquired the rights to innovative technology that complements QuanDx(TM). The new YoDx(TM) technology extends the detection system to include assay processing prior to the detection itself, and the Company expects this process to enhance detection sensitivity as well. When used with OptiChem(TM) coated substrates, it is expected to increase sensitivity by at least 100-fold, relative to fluorescence detection and increase assay turnaround time by at least 10-fold, relative to conventional processing. The Company issued 50,000 stock options on July 12, 2003 for the purchase of the YoDx(TM) technology. The options have an exercise price of $2.25 per share and expire five years from the grant date. In addition, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or
(b) a change in control of the Company prior to the expiration date of the options. To date, no additional options have been issued in connection with this agreement.

     The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. Management believes that the fair value of the technology exceeds the carrying value. However, it is possible that future impairment testing may result in intangible asset write-offs, which could adversely affect the Company's financial condition and results of operations.

     Future amortization expense for the intangible assets is estimated as follows:

           Years Ending July 31,
           ---------------------
                    2004 (9 months)                      $  174,384
                    2005                                    232,394
                    2006                                    232,394
                    2007                                    232,394
                    2008                                    232,394
                    Thereafter                            3,101,217
                                                         ----------
           Total future amortization                     $4,205,177
                                                         ==========


Note 6. Employee Stock Based Compensation

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

                                                  Three Months Ended October 31
                                                        2003         2002
                                                     ---------    ---------

   Net loss - as reported                            $(422,998)   $(223,104)

   Add:     Stock-based compensation
            included in reported net loss                 --          2,250

   Deduct:  Total stock-based compensation expense
            determined under fair value based
            method for all awards                       (5,595)        --
                                                     ---------    ---------

   Pro forma net loss                                $(428,593)   $(220,854)
                                                     =========    =========

   Earnings per share:

   Basic and diluted - as reported                   $    (.04)   $    (.02)
                                                     =========    =========

   Basic and diluted - pro forma                     $    (.04)   $    (.02)
                                                     =========    =========


Note 7. Business Segment Information

     The Company operates in two business segments: (i) selling software tools for legacy code modernization and the resale of third party software and (ii) selling surface chemistry within a the general area of microarraying, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three months ended October 31, 2003 and 2002 is presented for the principal business segments as follows:

   Three Months Ended                           Biosciences
   October 31, 2003            Software Tools     Business          Total
   ----------------            --------------   ------------    ------------

   Revenues                     $    103,686    $     22,284    $    125,970
   Costs and expenses                256,442         322,017         578,459
   Interest income                    16,287            --            16,287
   Segment loss                     (123,265)       (299,733)       (422,998)

   Total assets                    8,883,936       4,409,638      13,293,574
   Intellectual property, net           --         4,205,177       4,205,177
   Depreciation and
        amortization expense           1,176          66,993          68,169



   Three Months Ended                          Biosciences
   October 31, 2002            Software Tools    Business          Total
   ----------------            --------------  ------------    ------------

   Revenues                     $    185,089   $      5,374    $    190,463
   Costs and expenses                205,403        231,549         436,952
   Interest income                    33,433           --            33,433
   Segment profit (loss)               3,071       (226,175)       (223,104)

   Total assets                   10,220,058      4,636,763      14,856,821
   Intellectual property, net           --        4,573,288       4,573,288
   Depreciation and
        amortization expense           1,800         64,290          66,090


Note 8. Legal Proceedings

Pending legal matters

     On November 20, 2002, the Company initiated an action against Deloitte & Touche, LLP, ("Deloitte"), the Company's former auditors, captioned Accelr8 Technology Corporation v. Deloitte & Touche, LLP, Case No. 02CV8102, District Court, City and County of Denver, State of Colorado. In that action, the Company seeks damages from Deloitte for breach of contract. On January 13, 2003, Deloitte answered the Complaint and filed a counterclaim against the Company, and third-party claims against Thomas V. Geimer and Harry J. Fleury. The counter-claim asserts claims for breach of contract, deceit based on fraud, and negligent misrepresentation and seeks unspecified damages. Third-party claims alleged deceit based on fraud and negligent misrepresentation, and also sought unspecified damages. On February 18, 2003, the Company, as Counter-claim Defendant, and Messrs. Geimer and Fleury, as Third-party Defendants, moved to dismiss the counterclaims and third-party complaint. On May 29, 2003, the Court denied the motion to dismiss the counterclaims against the Company, but granted the motion to dismiss the third party claims against Messrs Geimer and Fleury. On October 9, 2003, Accelr8 filed a timely Motion to Amend its Complaint adding a claim for breach of contract based upon Deloitte's failure to provide "quality" audit service as represented in the engagement contract. On October 10, 2003 Deloitte moved for a Protective Order, to halt the deposition of the engagement partner, to allow time to "carefully review and analyze" the proposed Amended Complaint. As of December 9, 2003, the court has not ruled on the motion for the Company's request to amend its Complaint. While the Company believes it has substantial defenses to the counterclaims, and intends to contest those claims vigorously, there can be no assurance that the resolution of the counterclaims will not have a material adverse effect on the Company.

Note 9. Non-Cash Financing And Investing Activity

     On October 30, 2002, the Company agreed to issue 375,000 shares of common stock valued at $375,000 under a settlement agreement as discussed in Note 3. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. To date, the Company has not received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund.

Note 10. Inventory

     The Company purchased raw materials (custom chemicals and glass substrates) inventory for producing OptArray(TM) slides during the quarter ended October 31, 2003. The inventory is priced at cost based on the first in first out method. There was no work in process or finished goods inventory at October 31, 2003, as slides currently are made for specific orders and shipped as produced. A raw materials inventory was created during the quarter as the Company is moving past the state of designing and testing pre-production prototypes and offering slides for evaluation. Sales continue to increase as the Company prepared to deliver a minimum of 5,000 slides under a supply contract with SCHOTT Nexterion AG. See
Note 12. Also, a purchase order was received from a repeat customer for 1,100 slides at the end of the quarter.

Note 11. Recent Accounting Pronouncements

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments, with Characteristics of Both Liabilities and Equity", which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been classified as equity, as a liability (or as an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 21, 2003, and otherwise is effective August 1, 2003 for the Company. At the time of the filing of the Form 10-KSB for the year ended July 31, 2003, the Company disclosed that upon adoption, the amounts for stock to be issued currently reflected as a component of shareholders' equity will be classified as a liability and carried at fair value in the balance sheet. Upon further review, it was determined that the classification of the stock to be issued is not affected by SFAS No. 150; therefore, the stock to be issued will continue to be classified in shareholders' equity and carried at its carrying value.

Note 12. Pending License and Supply Agreement

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

     The letter of intent calls for negotiation of an exclusive technology transfer license for Accelr8's OptiChem(TM) surface chemistry on microarraying slides. Under the intended technology transfer license, SCHOTT will become the exclusive outsource manufacturer for OptArray products starting in the third quarter of 2004. SCHOTT will then manufacture the OptArray slides and have exclusive global distribution rights to those products. The two companies will cooperatively market the products. Management anticipates that there will be three potential sources of revenue in the Technology transfer agreement to be entered into with SCHOTT: (i) a one-time payment of an up front licensing fee (upon signing), (ii) consulting services relating to the technology transfer process, and (iii) royalties on sales. The specific terms and conditions of the proposed licensing agreement have not yet been negotiated or finalized, and it is possible that a definitive agreement will not be reached with SCHOTT.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
------------------------------------------------------------------------------

Forward Looking Information

     Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the Securities and Exchange Commission, including its 10-KSB for the year ended July 31, 2003, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Overview

     Prior to January 2001, Accelr8 was primarily a provider of software tools and consulting services. Since the acquisition of the OpTest(TM) suite of technologies, the Company has focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. The potential market opportunity in the growing area of biosciences, coupled with unique patented technology that was beyond initial development stage, led the Company to pursue a purchase agreement with DDx.

     On January 18, 2001, Accelr8 purchased the OpTest(TM) technology assets from DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem(TM)) and quantitative instrument (QuanDx(TM)). The Company's proprietary surface chemistry and its quantitative instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. Presently the Company holds for sale advanced microarray slides and specialty microtiter plates coated with its proprietary OptiChem(TM) activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has an extraordinary ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. Management believes that this property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

     The Company is currently offering OptArray microarray slides to university and government labs, pharmaceutical, drug discovery and diagnostic companies that rely upon customized surface chemistry for their assays. The surface chemistry will be customized to meet the specific requirements of large manufacturers, with the intent of licensing our products to users.

     The Company believes that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e., Affymetrix (NASDAQ:AFFX), Agilent, (NYSE:A), and Applied Biosciences (NYSE:ABI).

     In July 2003, the Company introduced its OptiPlate(TM) products, which are 96- and 384-well glass bottom microtiter plates for multiplexed microarraying. These products allow the customers to print a small microarray (as many as 2,000 spots) in each well. As with OptArray(TM) slides, the products support both DNA and protein arraying. The glass and chemical coatings are identical to those used in OptArray(TM) slides. This high throughput mode is essential in drug discovery and diagnostics where a lab must validate an assay over a large number of individual samples. The Company knows of only one other US company (Apogent Matrix) that is selling a plate for multiplexed microarraying.

     On October 15, 2003, the Company signed a supply agreement and a letter of intent with SCOHOTT Nexterion AG of Mainz, Germany ("Nexterion"). Nexterion is a wholly-owned division of SCHOTT Glas ("SCHOTT"), which is a leading European manufacturer of precision glass. SCHOTT had sales of about 2 billion euros in 2002. SCHOTT formed the Nexterion division in 2002 to enter the microarray market. In 2003, Nexterion acquired the microarray products of Quantifoil (Jena, Germany), which is a market leader in the European microarray slide market. Nexterion also made investments in two development stage companies in the microarray market.

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

     The letter of intent calls for negotiation of an exclusive technology transfer license for Accelr8's OptiChem(TM) surface chemistry on microarraying slides. Under the intended technology transfer license, SCHOTT will become the exclusive outsource manufacturer for OptArray products starting in the third quarter of 2004. SCHOTT will then manufacture the OptArray slides and have exclusive global distribution rights to those products. The two companies will cooperatively market the products. Management anticipates that there will be three potential sources of revenue in the Technology transfer agreement to be entered into with SCHOTT: (i) a one-time payment of an up front licensing fee (upon signing), (ii) consulting services relating to the technology transfer process, and (iii) royalties on sales. The specific terms and conditions of the proposed licensing agreement have not yet been negotiated or finalized, and it is possible that a definitive agreement will not be reached with SCHOTT.

     The Company continues to remain a provider of software tools and modernization solutions for VMS Legacy Systems. However, the Company has taken steps to limit the costs associated with the conduct of its software tools and consulting services business. The Company intends to operate this business at a level that is sufficient to service the needs of existing customers and to support future sales of software tools. The Company does not expect to continue its consulting activities, although if such opportunities arise, the Company believes that it may be able to subcontract for the performance of the necessary services from third parties or former employees. The Company continues to investigate the possibility of selling these business operations to another party; however, it has no arrangements or understandings with respect to the sale of these assets. The Company also resells software and customer support purchased from third party vendors.

Changes in Results of Operations: Three months ended October 31, 2003 compared to three months ended October 31, 2002

     Product license and customer support fees for the three months ended October 31, 2003 were $18,628, a decrease of $11,784 or 38.8% as compared to the three months ended October 31, 2002, and represented 14.8% of net revenues. This decrease was due to fewer license and support sales for the Company's migration tools.

     Revenues from the resale of purchased software including purchased maintenance for the three months ended October 31, 2003 were $85,858, a decrease of $70,819 or 45.2% as compared to the three months ended October 31, 2002, and represented 68.2% of net revenues. This decrease largely resulted because a major repeat customer purchased three systems and maintenance in the three months ended October 31, 2002.

     OptiChem(TM) revenues for the three months ended October31, 2003 were $22,284, an increase of $16,910 or 315% as compared to the three months ended October 31, 2002 and represented 17.7% of net revenues. Nearly 70% of this increase was due to sales to a single repeat customer plus new customers that are evaluating the Company's OptArray(TM) slides. See Note 12 for discussion of commitments for future slide sales.

     Due to the above factors, net revenues for the three months ended October 31, 2003, were $125,970, which represented a decrease of $64,493 or 33.9% as compared to the three months ended October 31, 2002.

     During the three months ended October 31, 2003, sales to the Company's two largest customers were $25,150 and $14,800 representing 20.0% and 11.7% of our net revenues. In comparison, sales to the Company's two largest customers were $81,375 and $50,625 representing 42.7% and 26.6% of net revenues for the three months ended October 31, 2002. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

         Cost of product license and customer support for the three months ended October 31, 2003 was $7,672, a decrease of $2,147 or 21.9% as compared to the three months ended October 31, 2002. This was largely due to decreased customer support labor.

     Cost of software purchased for resale including purchased maintenance for the three months ended October 31, 2003 was $11,473, a decrease of $19,117 or 62.5% as compared to the three months ended October 31, 2002. The decrease results from decreased revenue from resale of purchased software including purchased maintenance and variations in the product mix of items purchased.

     Cost of OptiChem(TM) sales for the three months ended October 31, 2003 consisted of raw material and labor. Due to limited sales and early stages of development, costs associated with sales during the three months ended October 31, 2002 were included with research and development expenses.

     General and administrative expenses for the three months ended October 31, 2003 were $275,242, an increase of $107,904 or 64.5% as compared to the three months ended October 31, 2002. This increase was largely due to increased deferred compensation ($23,000) resulting from change in market value of investments in the deferred compensation trust; consulting fees regarding intellectual property ($15,000); original listing fee for the American Stock Exchange ($55,000); salaries and related payroll costs ($20,000); offset by a decrease in litigation fees ($20,000) as a result of concluded legal action in prior periods.

     Marketing and sales expenses for the three months ended October 31, 2003 were $64,976, a decrease of $9,566 or 12.8% as compared to the three months ended October 31, 2002. This decrease was largely due to a decrease in travel and promotional material ($16,000) offset by increased consulting fees ($3,500) and salaries ($4,000).

     Research and development expenses for the three months ended October 31, 2003 were $142,833, an increase of $54,260 or 61.3% as compared to the three months ended October 31, 2002. This increase was largely due to three additional employees whose focus was development of protein microarrays for use in applications that leveraged the Company's instruments ($37,000) and laboratory supplies and expense ($9,000).

     Depreciation for the three months ended October 31, 2003 was $10,041, an increase of $3,891, or 63.3% compared to the three months ended October 31, 2002. This increase results from an increased amount of laboratory equipment being amortized in the current quarter.

     Amortization for the three months ended October 31, 2003 was $58,128, a decrease of $1,812, or 3.0% as compared to the three months ended October 31, 2002.

     As a result of these factors, loss from operations for the three months ended October 31, 2003 was $452,489, an increased loss of $206,000 or 83.6%, as compared to loss from operations for the three months ended October 31, 2002.

     Interest income for the three months ended October 31, 2003 was $16,287, a decrease of $17,146, or 51.3% as compared to the three months ended October 31, 2002. This decrease was primarily due to decreased interest rates received for the amount of money invested.

     Realized gain on marketable securities held in the deferred compensation trust for the three months ended October 31, 2003 was $1,975, an increase of $3,418 as compared to the three months ended October 31, 2002. This gain was the result of selling trust investments plus interest and dividends reinvested. Unrealized gain on marketable securities held in the deferred compensation trust for the three months ended October 31, 2003 was $11,229, an increase of $19,834 as compared to the three months ended October 31, 2002. This gain was the result of changing market value of securities held by the trust. The total of the change in realized gain and unrealized gain in marketable securities is reflected as increased deferred compensation and included in general and administrative expenses.

     No income tax provision or benefit was recorded during the three months ended October 31, 2003 and 2002. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. As of October 31, 2003, a valuation allowance has been recorded on the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

     As a result of these factors, net loss for the three months ended October 31, 2003 was $422,998, an increased loss of $199,894 or 89.6% as compared to the three months ended October 31, 2002.

Capital Resources and Liquidity

     At October 31 2003, as compared to July 31, 2003, the Company's current assets decreased 5.5% from $8,773,073 to $8,292,417; the Company's liquidity, as measured by cash and cash equivalents, decreased by 6.2% from $8,711,951 to $8,171,456 and the Company's working capital decreased by 5.0% from $8,406,243 to $7,987,793. During the same period, shareholders' equity decreased 3.3% from $12,729,144 to $12,306,146 as a result of a net loss of $422,998.

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

Item 3. Controls and Procedures
-------------------------------

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2003. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     See Note 8 to unaudited financial statements.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     Not applicable.

Item 3. Defaults of Senior Securities
-------------------------------------

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not applicable.

Item 5. Other Information
-------------------------

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a)   Exhibits:

     1. Exhibit 32.1 Certification of Officers Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

     2. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K:

     1. 8-K filed on October 15, 2003 disclosing a supply agreement and letter of intent with Schott Nexterion AG.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 15,  2003             ACCELR8 TECHNOLOGY CORPORATION


                                      /s/ Thomas V. Geimer
                                      ------------------------------------------
                                      Thomas V. Geimer, Secretary, Chief
                                      Executive Officer and Chief Financial
                                      Officer


                                      /s/ James Godkin
                                      ------------------------------------------
                                      James Godkin, Principal Accounting Officer