Form 10QSB
period 2004-01-31
ACCELR8 TECHNOLOGY CORP
filed 2004-03-16
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2004


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________
                         Commission file number 0-11485


                         ACCELR8 TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          COLORADO                                         84-1072256
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

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
Yes [X]   No [ ]


Number of shares outstanding of the issuer's Common Stock:

              Class                             Outstanding at March 11, 2004
              -----                             -----------------------------
   Common Stock, no par value                             9,679,960

                                      INDEX

                                                                            Page
                                                                            ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets
                     January 31, 2004  (unaudited) and July 31, 2003          3

                  Statements of Operations
                     for the three months and six months ended
                     January 31, 2004 and 2003 (unaudited)                    4

                  Statements of Cash Flows
                     for the six months ended January 31, 2004
                     and 2003 (unaudited)                                     5

                  Notes to Unaudited Financial Statements                     6

     Item 2.      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           12

     Item 3.      Controls and Procedures                                    19


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                          20
                     See note 8 to unaudited financial statements.

     Item 2.      Changes in Securities and Use of Proceeds                  20
                     Not applicable.

     Item 3.      Defaults of Senior Securities                              20
                     Not applicable

     Item 4.      Submission of Matters to a Vote of Security Holders        20

     Item 5.      Other Information                                          20

     Item 6.      Exhibits and Reports on Form 8-K                           21


SIGNATURES                                                                   22

CERTIFICATION OF OFFICERS                                                    23


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                       Accelr8 Technology Corporation
                                               Balance Sheets

                                                   ASSETS
                                                                                January 31,       July 31,
                                                                                    2004            2003
                                                                                ------------    ------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $  7,803,285    $  8,711,951
     Accounts receivable                                                             115,044           5,809
     Inventory (Note 10)                                                              68,555            --
     Prepaid expenses and other current assets                                        64,987          55,313
                                                                                ------------    ------------
         Total current assets                                                      8,051,871       8,773,073

Property and equipment, net (Note 4)                                                 127,376         141,967
Investments, net                                                                     692,361         574,399
Intellectual property, net (Note 5)                                                4,152,653       4,255,934
                                                                                ------------    ------------
Total assets                                                                    $ 13,024,261    $ 13,745,373
                                                                                ============    ============


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $    160,086    $    177,309
     Accrued compensation and other liabilities                                       39,698          39,155
     Deferred revenue                                                                  5,025            --
     Deferred maintenance revenue                                                    157,984         150,366
                                                                                ------------    ------------
         Total current liabilities                                                   362,793         366,830
                                                                                ------------    ------------

Long-term liabilities:
     Deferred compensation                                                           729,861         649,399
                                                                                ------------    ------------
         Total long-term liabilities                                                 729,861         649,399
                                                                                ------------    ------------
         Total liabilities                                                         1,092,654       1,016,229
                                                                                ------------    ------------
Commitments and Contingencies (Notes 3 and 8)
Shareholders' equity (Notes 3, 6 and 9)
     Common stock, no par value; 11,000,000 shares
        authorized; 9,679,960 and 9,586,210 shares
        issued and outstanding, respectively                                      12,581,770      12,488,020
     Stock to be issued, 281,250 and 375,000 shares, respectively (Note 3)           281,250         375,000
     Contributed capital                                                             541,716         544,132
     Accumulated deficit                                                          (1,199,529)       (404,408)
     Shares held for employee benefit (1,129,110 shares at cost)                    (273,600)       (273,600)
                                                                                ------------    ------------
         Total shareholders' equity                                               11,931,607      12,729,144
                                                                                ------------    ------------
Total liabilities and shareholders' equity                                      $ 13,024,261    $ 13,745,373
                                                                                ============    ============

                          See accompanying notes to unaudited financial statements.


                                       Accelr8 Technology Corporation
                                          Statements of Operations
                                                 (Unaudited)


                                                        Three Months Ended              Six Months Ended
                                                     --------------------------    --------------------------
                                                     January 31,    January 31,    January 31,    January 31,
                                                         2004           2003           2004           2003
                                                     -----------    -----------    -----------    -----------
Revenues:
     Consulting fees                                 $      --      $    20,000    $      --      $    20,000
     Product license and customer support fees            25,350         85,320         43,977        115,732
     Resale of purchased software and customer
       support                                            92,511         85,448        178,370        242,125
     OptiChem(TM)revenue                                  36,968         13,227         59,252         18,601
     Provision for returns & allowances                   (2,090)        (1,955)        (2,890)        (3,955)
                                                     -----------    -----------    -----------    -----------
         Net revenues                                    152,739        202,040        278,709        392,503
                                                     -----------    -----------    -----------    -----------
Costs and Expenses:
     Cost of product license and customer
       support revenues                                    6,292         11,851         13,964         21,671
     Cost of purchased software and
       customer support for resale                        24,337          8,173         35,811         38,763
     Cost of sales - OptiChem                             16,163          4,698         24,257          6,636
     General and administrative                          254,676        214,588        529,917        381,925
     Marketing and sales                                  60,082         69,425        125,058        143,968
     Research and development                            137,532        135,649        280,365        222,284
     Depreciation                                         10,041          6,150         20,082         12,300
     Amortization                                         58,128         59,940        116,256        119,880
                                                     -----------    -----------    -----------    -----------

         Total costs and expenses                        567,251        510,474      1,145,710        947,427
                                                     -----------    -----------    -----------    -----------
Loss from operations                                    (414,512)      (308,434)      (867,001)      (554,924)
                                                     -----------    -----------    -----------    -----------
Other (expense) income
     Interest income                                      15,988         28,034         32,276         61,467
     Unrealized holding gain (loss) on investments        26,401        (18,935)        37,630        (27,539)
     Realized gain (loss) on sale of investments            --           (1,150)         1,974         (2,593)
                                                     -----------    -----------    -----------    -----------
         Total other income                               42,389          7,949         71,880         31,335
                                                     -----------    -----------    -----------    -----------

Loss before income taxes                                (372,123)      (300,485)      (795,121)      (523,589)

Income tax benefit                                          --           19,431           --           19,431
                                                     -----------    -----------    -----------    -----------

Net loss                                             $  (372,123)   $  (281,054)   $  (795,121)   $  (504,158)
                                                     ===========    ===========    ===========    ===========
Basic and diluted net loss per share                 $      (.04)   $      (.03)   $      (.08)   $      (.05)
                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding
   - basic and diluted                                 9,961,210      9,411,210      9,961,210      9,411,210
                                                     ===========    ===========    ===========    ===========


                          See accompanying notes to unaudited financial statements.


                             Accelr8 Technology Corporation
                                Statements Of Cash Flows
                   For the Six Months Ended January 31, 2004 and 2003
                                       (Unaudited)

                                                                   2004           2003
                                                               -----------    -----------
Cash flows from operating activities:
     Net loss                                                  $  (795,121)   $  (504,158)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities:
         Depreciation                                               20,082         12,300
         Amortization                                              116,256        119,880
         Increase (decrease) in fair value of stock options
           granted for consulting services                          (2,416)        19,260
         Unrealized holding (gain) loss on investments             (37,630)        27,539
         Realized gain on sale of investments, interest
            and dividends reinvested                                (5,332)          (371)

     Net change in assets and liabilities:
         Accounts receivable                                      (109,235)       (56,140)
         Insurance recovery receivable                                --          825,000
         Inventory                                                 (68,555)          --
         Prepaid expenses and other                                 (9,674)       (34,674)
         Income tax receivable and deferred tax asset                 --          171,545
         Accounts payable                                          (17,223)        58,028
         Accrued liabilities                                           543          1,263
         Deferred revenue                                            5,025          1,090
         Deferred maintenance revenue                                7,618         (2,417)
         Deferred compensation                                      80,462         10,332
                                                               -----------    -----------
         Net cash (used in) provided by operating activities      (815,200)       648,477
                                                               -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                             (5,491)       (13,985)
     Purchase of intellectual property                             (12,975)       (13,950)
     Purchase of investments                                       (75,000)       (75,000)
                                                               -----------    -----------
         Net cash used in investing activities                     (93,466)      (102,935)
                                                               -----------    -----------

Net (decrease) increase in cash and cash equivalents              (908,666)       545,542

Cash and cash equivalents, beginning of period                   8,711,951      8,631,192
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $ 7,803,285    $ 9,176,734
                                                               ===========    ===========

Supplemental information:
     Cash received from income tax refunds                     $      --      $   190,977
                                                               ===========    ===========


                See accompanying notes to unaudited financial statements.

                                            5

                         Accelr8 Technology Corporation
                     Notes to Unaudited Financial Statements
                    For the six months ended January 31, 2004


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

     Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the six month and three month periods ended January 31, 2004 may not be indicative of the results of operations for the year ended July 31, 2004.

Note 2. Reclassification

     Certain reclassifications have been made in the fiscal 2003 financial statements to conform to the classifications used in fiscal 2004. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3. Shareholders' Equity

     Common Stock Options

     At January 31, 2004, there were 960,000 stock options outstanding at prices ranging from $1.45 to $3.25 with expiration dates between July 30, 2004 and August 1, 2011. There are no additional option shares available for issuance under the Company's stock option plans. For the six months ended January 31, 2004 and 2003, stock options exercisable into 960,000 and 840,000 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

     Stock to be Issued

     In connection with the final settlement of the Consolidated Amended Class Action Complaint, agreed to in principle in October 2002 and finalized by the court in May 2003, the Company agreed to contribute to a Settlement Fund

$450,000 and 375,000 shares of common stock. The $450,000 was paid on March 2, 2003. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. In January of 2004 the Company received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund. The shares were issued on February 2, 2004 and have been delivered to plaintiffs' counsel, but remain undistributed as of this filing.

Note 4. Property and Equipment


     Property and equipment are recorded at cost
        and consisted of the following:
                                           January 31, 2004       July 31, 2003
                                           ----------------       -------------
     Computer equipment                           $  30,060           $  30,060
     Laboratory and scientific equipment            182,746             177,255
     Furniture and fixtures                          11,114              11,114
                                                  ---------           ---------
           Total property and equipment             223,920             218,429
     Accumulated depreciation                       (96,544)            (76,462)
                                                  ---------           ---------
           Net property and equipment             $ 127,376           $ 141,967
                                                  =========           =========


Note 5. Intellectual Property


     Intellectual property consisted of the following:

                                          January 31, 2004       July 31, 2003
                                          ----------------       -------------
     OptiChem technologies                     $ 4,454,538         $ 4,454,538
     Patents                                       139,515             134,066
     Trademarks                                     53,331              45,805
                                               -----------         -----------
           Total intellectual property           4,647,384           4,634,409
     Accumulated amortization                     (494,731)           (378,475)
                                               -----------         -----------
           Net intellectual property           $ 4,152,653         $ 4,255,934
                                               ===========         ===========


     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(TM) technologies. Amortization expense was $116,256 and $119,880, respectively, for the six months ended January 31, 2004 and 2003.

     In October 2003, the Company entered into a supply agreement with SCHOTT Nexterion AG of Mainz, Germany ("Nexterion"), a wholly-owned division of SCHOTT Glas ("SCHOTT"), and the Company negotiated a letter of intent for a technology license with SCHOTT. Negotiations for this technology license are ongoing, but have not been concluded. The supply agreement with Nexterion has a term of six months from October 15, 2003, and provides for the purchase of 5,000 slides at $10.50 each. The supply agreement may be extended for 90 days, and an additional 5,000 slides may be purchased at $10.50 each. As of January 31, 2004, 1,000 slides have been delivered under the supply agreement. The Company continues to optimize the OptiChem technology for the SCHOTT supply contract.

     During the remaining months of the fiscal year ending July 31, 2004, the Company intends to continue customizing its technologies to the specific requirements of large licensees. The Company's efforts will be directed towards the creation of revenue from the sale and licensing of its technology and continued research and development.

     The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from or estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. Management believes that the fair value of the technology exceeds the carrying value. However, it is possible that future impairment testing may result in intangible asset write-offs, which could adversely affect the Company's financial condition and results of operations.

     Future amortization expense for the intangible assets is estimated as follows:

          Years Ending July 31,
          ---------------------
                   2004 (6 months)                         $  116,256
                   2005                                       232,394
                   2006                                       232,394
                   2007                                       232,394
                   2008                                       232,394
                   Thereafter                               3,106,821
                                                           ----------
          Total future amortization                        $4,152,653
                                                           ==========


Note 6. Employee Stock Based Compensation

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with Accounting Principals Board ("APB") No. 25 and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                    Six Months Ended January 31,
                                                         2004         2003
                                                      ----------------------

     Net loss - as reported                           $(795,121)   $(504,158)
     Add:    Stock-based compensation
             expense included in reported net loss         --           --

     Deduct: Total stock-based compensation expense
             determined under fair value based
             method for all awards                       (5,595)      (1,950)
                                                      ---------    ---------

     Pro forma net loss                               $(800,716)   $(506,108)
                                                      ---------    ---------

     Earnings per share:
     Basic and diluted - as reported                  $    (.08)   $    (.05)
                                                      =========    =========
     Basic and diluted - pro forma                    $    (.08)   $    (.05)
                                                      =========    =========


Note 7. Business Segment Information

     The Company operates in two business segments: (i) selling software tools for legacy code modernization and the resale of third party software and (ii) selling surface chemistry within the general area of microarraying, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three months and six months ended January 31, 2004 and 2003 is presented for the principal business segments as follows:


Three Months Ended                                      Biosciences
January 31, 2004                       Software Tools     Business         Total
----------------                       --------------   ------------    ------------
Revenues                                $    115,771    $     36,968    $    152,739
Costs and expenses                           178,185         389,066         567,251
Interest income                                7,994           7,994          15,988
Segment loss                                 (62,414)       (352,098)       (414,512)
Total assets                               8,664,664       4,359,597      13,024,261
Intellectual property, net                      --         4,152,653       4,152,653
Depreciation and amortization expense          1,176          66,993          68,169


Three Months Ended                                      Biosciences
January 31, 2003                       Software Tools     Business         Total
----------------                       --------------   ------------    ------------
Revenues                                $    188,813    $     13,227    $    202,040
Costs and expenses                           154,739         355,735         510,474
Interest income                               14,017          14,017          28,034
Segment profit (loss)                         42,022        (342,507)       (300,485)
Tax benefit                                     --            19,431          19,431
Total assets                               9,759,615       4,822,884      14,582,499
Intellectual property, net                      --         4,516,974       4,516,974
Depreciation and amortization expense          1,800          64,290          66,090


Six Months Ended                                         Biosciences
January 31, 2004                        Software Tools     Business         Total
----------------                        --------------   ------------    ------------
Revenues                                $    219,457    $     59,252    $    278,709
Costs and expenses                           356,218         789,492       1,145,710
Interest income                               16,138          16,138          32,276
Segment loss                                (136,761)       (730,240)       (867,001)
Total assets                               8,664,664       4,359,597      13,024,261
Intellectual property, net                      --         4,152,653       4,152,653
Depreciation and amortization expense          2,352         133,986         136,338


Six Months Ended                                         Biosciences
January 31, 2003                        Software Tools     Business         Total
----------------                        --------------   ------------    ------------
Revenues                                $    373,902    $     18,601    $    392,503
Costs and expenses                           312,943         634,484         947,427
Interest income                               30,734          30,733          61,467
Segment profit (loss)                         92,294        (615,883)       (523,589)
Tax benefit                                     --            19,431          19,431
Total assets                               9,759,615       4,822,884      14,582,499
Intellectual property, net                      --         4,516,974       4,516,974
Depreciation and amortization expense          3,600         128,580         132,180


                                       10

Note 8. Legal Proceedings

Pending legal matters

     On November 20, 2002, the Company initiated an action against Deloitte & Touche, LLP, ("Deloitte"), the Company's former auditors, captioned Accelr8 Technology Corporation v. Deloitte & Touche, LLP, Case No. 02CV8102, District Court, City and County of Denver, State of Colorado. In that action, the Company seeks damages in excess of $2 million from Deloitte for breach of contract, arising from its resignation from the Company's fiscal year 1999 audit, and the withdrawal of its opinion on the financial statements for fiscal year 1998. On January 13, 2003, Deloitte answered the Complaint and filed a counterclaim against the Company, and third-party claims against Thomas V. Geimer and Harry
J. Fleury. The counter-claim asserts claims for breach of contract, deceit based on fraud, and negligent misrepresentation and seeks damages of approximately $350,000. The third-party claims alleged deceit based on fraud and negligent misrepresentation. On May 29, 2003, the Court granted a motion to dismiss the third party claims against Messrs. Geimer and Fleury. While the Company believes it has a valid claim against Deloitte, there is no assurance that the Company will obtain a judgment for all, or any, of the damages it seeks. While the Company believes it has substantial defenses to the counterclaims, and intends to contest those claims vigorously, there can be no assurance that the resolution of the counterclaims will not have a material adverse effect on the Company.

Note 9. Non-Cash Financing And Investing Activity

     On October 30, 2002, the Company agreed to issue 375,000 shares of common stock valued at $375,000 under a settlement agreement as discussed in Note 3. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. In January 2004, the Company received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund. The shares were issued on February 2, 2004 and have been delivered to plaintiffs' counsel, but remain undistributed as of this filing.

Note 10. Inventory

     The Company purchases raw materials (custom chemicals and glass substrates) for producing OptArray slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory at January 31, 2004, as slides currently are made for specific orders and shipped as produced. A raw materials inventory was created during the previous quarter as the Company is moving past the stage of designing and testing pre-production prototypes and offering slides for evaluation. Sales continued to increase as the Company delivered 1,000 slides under a supply contract which provides for a minimum purchase of 5,000 slides by SCHOTT Nexterion AG.

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

Overview

     Prior to January 2001, Accelr8 was primarily a provider of software tools and consulting services. Since the acquisition of the OpTest suite of technologies, the Company has focused primarily upon research and development relating to the technologies acquired, and the development of revenue-producing products related to that technology. The potential market opportunity in the growing area of biosciences, coupled with unique patented technology that was beyond initial development stage, led the Company to pursue a purchase agreement with DDx, Inc.

     On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem) and quantitation instrument (QuanDx). The Company's proprietary surface chemistry and its quantitation instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens, and bio-warfare assessments. Presently the Company holds for sale advanced microarray slides and specialty microtiter plates coated with its proprietary OptiChem activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. Management believes that this property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

     The Company is currently offering OptArray microarray slides to university and government labs, pharmaceutical, drug discovery, and diagnostic companies that rely upon customized surface chemistry for their assays. The surface chemistry will be customized to meet the specific requirements of large manufacturers, with the intent of licensing its products to users.

     The Company believes that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e., Affymetrix (NASDAQ:AFFX), Agilent (NYSE:A), and Applied Biosciences (NYSE:ABI).

     In July 2003, the Company introduced its OptiPlate(TM) products, which are 96- and 384-well glass bottom microtiter plates for multiplexed microarraying. These products allow the customers to print a small microarray (as many as 2,000 spots) in each well. As with OptArray slides, the products support both DNA and protein arraying. The glass and chemical coatings are identical to those used in OptArray slides. This high throughput mode is essential in drug discovery and diagnostics where a lab must validate an assay over a large number of individual samples. The Company knows of only one other US company (Apogent Matrix) that is selling a plate for multiplexed microarraying.

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

     The supply agreement with Nexterion has a term of six months from October 15, 2003, and provides for the purchase of 5,000 slides at $10.50 each. The supply agreement may be extended for 90 days, and an additional 5,000 slides may be purchased at $10.50 each. As of January 31, 2004, 1,000 slides have been delivered under the supply contract. Nexterion will purchase and resell Accelr8's OptArray microarray slides under the Nexterion brand, and Accelr8 will continue to manufacture the microarraying products in its Denver facility. Accelr8 will be Nexterion's sole supplier of permeable hydrogel microarraying slides during the term of the supply agreement and will provide sales training and also technical support to SCHOTT's customers as required.

     The letter of intent calls for negotiation of an exclusive technology transfer license for Accelr8's OptiChem surface chemistry on microarraying slides. Under the intended technology transfer license, SCHOTT will become the exclusive outsource manufacturer for OptArray products starting in the third calendar quarter of 2004. SCHOTT will manufacture the coated OptArray slides and may also negotiate an exclusive global distribution agreement to those products.

The two companies will cooperatively market the products. Management anticipates that there may be three potential sources of revenue in the technology transfer agreement and exclusive distribution agreement to be entered into with SCHOTT:
(i) a one-time payment of an up front licensing fee (upon signing the distribution agreement), (ii) consulting services relating to the technology transfer process, and (iii) royalties on sales. The specific terms and conditions of the proposed licensing agreement have not yet been negotiated or finalized, and it is possible that a definitive agreement will not be reached with SCHOTT.

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

Changes in Results of Operations: Six months ended January 31, 2004 compared to six months ended January 31, 2003.

     There were no consulting fees for the six months ended January 31, 2004. This compares to consulting fees of $20,000 for the six months ended January 31, 2003.

     Product license and customer support fees for the six months ended January 31, 2004 were $43,977, a decrease of $71,755 or 62.0% as compared to the six months ended January 31, 2003, and represented 15.8% of net revenues. As previously indicated there has been a significant decrease in sales of migration tools and related consulting fees beginning in the fiscal year ended July 31, 2001. This segment of the Company's business is being operated at a level to service the needs of existing customers and to support future sales of software tools. Sales of the migration tools and related consulting fees continued to decrease during the six month period ended January 31, 2004.

     Revenues from the resale of purchased software including purchased support for the six months ended January 31, 2004 were $178,370, a decrease of $63,755 or 26.3% as compared to the six months ended January 31, 2003, and represented 64.0% of net revenues. This decrease largely resulted because a major repeat customer delayed a large tool purchase during the six months ended January 31, 2004.

     OptiChem revenues for the six months ended January 31, 2004 were $59,252, an increase of $40,651 or 219% as compared to the six months ended January 31, 2003, and represented 21.3% of net revenues. This increase was due to sales to two major repeat customers plus new customers that are evaluating the Company's OptArray slides.

     Due to the above factors, and after an approximate 1% allowance for returns and adjustments, net revenues for the six months ended January 31, 2004 were $278,709, a decrease of $113,794 or 29.0% as compared to the six months ended January 31, 2003.

     During the six months ended January 31, 2004, sales to the Company's three largest customers were $58,342, $35,150, and $32,650, representing 20.9%, 12.6%, and 11.7% of the Company's net revenues. During the six months ended January 31, 2003, sales to the Company's three largest customers were $140,781, $67,200, and $50,725, representing 35.9%, 17.1%, and 12.9% of net revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of product license and customer support for the six months ended January 31, 2004 were $13,964, a decrease of $7,707 or 35.6% as compared to the six months ended January 31, 2003. This was largely due to decreased customer support labor and consulting fees.

     Cost of software purchased for resale including purchased support for the six months ended January 31, 2004 was $35,811, a decrease of $2,952 or 7.6% as compared to the six months ended January 31, 2003. The decrease resulted from decreased revenue from resale of purchased software including purchased support.

     Cost of OptiChem sales for the six months ended January 31, 2004 was $24,257, an increase of $17,621 or 266% as compared to the six months ended January 31, 2003. This increase was the result of increased raw material and labor required to produce a greater number of slides.

     General and administrative expenses for the six months ended January 31, 2004 were $529,917, an increase of $147,992 or 38.7% as compared to the six months ended January 31, 2003. This increase was largely due to increased deferred compensation of $70,129 resulting from change in market value of investments held in the deferred compensation trust, consulting fees regarding intellectual property of $26,510, original listing fee for the American Stock Exchange of $53,500, and salaries and related payroll costs of $37,268, offset by a decrease in litigation fees of $45,000 as a result of concluded legal action in prior periods.

     Marketing and sales expenses for the six months ended January 31, 2004 were $125,058, a decrease of $18,910 or 13.1% as compared to the six months ended January 31, 2003. This decrease was largely due to a decrease in consultant stock option expense due to a decreased stock price as compared to July 31, 2003 of $10,838, and decreased expense for trade shows, travel and promotional material of $16,687, offset by increased salaries of $7,926.

     Research and development expenses for the six months ended January 31, 2004 were $280,365, an increase of $58,081 or 26.1% as compared to the six months ended January 31, 2003. This increase was largely due to two additional employees whose focus was development of protein microarrays for use in applications that leveraged the Company's instruments and salary increases, for a total of $56,725 and travel to assist in marketing of $5,099, offset by a decrease in consulting fees of $8,059 and consultant stock option expense due to a decrease in stock price as compared to July 31, 2003 of $10,838.

     Depreciation for the six months ended January 31, 2004 was $20,082, an increase of $7,782 or 63.3% compared to the six months ended January 31, 2003. This increase results from additional laboratory equipment being depreciated.

     Amortization for the six months ended January 31, 2004 was $116,256, a decrease of $3,624 or 3.0% as compared to the six months ended January 31, 2003.

     As a result of these factors, loss from operations for the six months ended January 31, 2004 was $867,001, an increased loss of $312,077 or 56.2% as compared to loss from operations for the six months ended January 31, 2003.

     Interest income for the six months ended January 31, 2004 was $32,276, a decrease of $29,191 or 47.5% as compared to the six months ended January 31, 2003. This decrease was primarily due to decreased interest rates received for the amount of money invested.

     Unrealized holding gains on marketable securities held in the deferred compensation trust for the six months ended January 31, 2004 was $37,630, an increase of $65,169 as compared to the six months ended January 31, 2003. This gain was the result of changing market value of securities held by the trust. Realized gain (loss) on marketable securities held in the deferred compensation trust for the six months ended January 31, 2004 was $1,974, an increase of $4,567 as compared to the six months ended January 31, 2003. This gain was the result of selling trust investments plus interest and dividends reinvested. The total of the change in realized gain (loss) and unrealized gain (loss) in marketable securities is reflected as increased deferred compensation and included in general and administrative expenses.

     No income tax provision or benefit was recorded during the six months ended January 31, 2004, as compared to a tax benefit of $19,431 for the six months ended January 31, 2003. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. As of January 31, 2004, a valuation allowance has been recorded for the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

     As a result of these factors, net loss for the six months ended January 31, 2004 was $795,121, an increased loss of $290,963 or 57.7% as compared to the six months ended January 31, 2003.

Changes in Results of Operations: Three months ended January 31, 2004 compared to three months ended January 31, 2003.

     There were no consulting fees for the three months ended January 31, 2004. This compares to consulting fees of $20,000 for the three months ended January 31, 2003.

     Product license and customer support fees for the three months ended January 31, 2004 were $25,350, a decrease of $59,970 or 70.3% as compared to the three months ended January 31, 2003, and represented 16.6% of net revenues. As previously indicated there has been a significant decrease in sales of migration tools and related consulting fees beginning in the fiscal year ended July 31, 2001. This segment of the Company's business is being operated at a level to service the needs of existing customers and to support future sales of software tools. Sales of the migration tools and related consulting fees continued to decrease during the three month period ended January 31, 2004.

     Revenues from the resale of purchased software including purchased maintenance for the three months ended January 31, 2004 were $92,511, an increase of $7,063 or 8.3% as compared to the three months ended January 31, 2003, and represented 60.6% of net revenues.

     OptiChem revenues for the three months ended January 31, 2004 were $36,968, an increase of $23,741 or 180% as compared to the three months ended January 31, 2003, and represented 24.2% of net revenues. This increase was due to sales to two repeat customers plus new customers that are evaluating the Company's OptArray slides.

     Due to the above factors, and after an approximate 1% allowance for returns and allowances, net revenues for the three months ended January 31, 2004 were $152,739, a decrease of $49,301 or 24.4% as compared to the three months ended January 31, 2003.

     During the three months ended January 31, 2004, sales to the Company's four largest customers were $58,142, $27,275, $23,099, and $22,350, representing 38.1%, 17.9%, 15.1%, and 14.6% of the Company's net revenues. During the three months ended January 31, 2003, sales to the Company's two largest customers were $59,406 and $50,000, representing 29.4% and 24.7% of net revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of product license and customer support for the three months ended January 31, 2004 was $6,292, a decrease of $5,559 or 46.9% as compared to the three months ended January 31, 2003. This was largely due to decreased customer support labor and consulting fees.

     Cost of software purchased for resale including purchased maintenance for the three months ended January 31, 2004 was $24,337, an increase of $16,164 or 198% as compared to the three months ended January 31, 2003. The increase results from variations in the product mix of items purchased.

     Cost of OptiChem sales for the three months ended January 31, 2004 was $16,163, an increase of $11,465 or 245% as compared to the three months ended January 31, 2003. This increase was due to increased raw material and labor required to produce a greater number of slides.

     General and administrative expenses for the three months ended January 31, 2004 were $254,676, an increase of $40,088 or 18.7% as compared to the three months ended January 31, 2003. This increase was largely due to increased deferred compensation of $46,919, resulting from change in market value of investments in the deferred compensation trust, consulting fees regarding intellectual property of $9,010, and salaries and related payroll costs of $17,066, offset by a decrease in litigation fees of $25,503 as a result of concluded legal action in prior periods.

     Marketing and sales expenses for the three months ended January 31, 2004 were $60,082, a decrease of $9,343 or 13.5% as compared to the three months ended January 31, 2003. This decrease was largely due to a decrease in consultant stock option expense due to a decreased price of the Company's stock as compared to July 31, 2003.

     Research and development expenses for the three months ended January 31, 2004 were $137,532, an increase of $1,883 or 1.4% as compared to the three months ended January 31, 2003. This increase was largely due to an increase in salaries due to two additional employees whose focus was development of protein microarrays for use in applications that leveraged the Company's instruments of $19,894, offset by a decrease in consulting fees of $8,059, consultant stock option expense due to a decreased price of the Company's stock as compared to July 31, 2003 of $9,713, and laboratory supplies and expense of $6,830.

     Depreciation for the three months ended January 31, 2004 was $10,041, an increase of $3,891 or 63.3% compared to the three months ended January 31, 2003. This increase results from additional laboratory equipment being depreciated.

     Amortization for the three months ended January 31, 2004 was $58,128, a decrease of $1,812 or 3.0% as compared to the three months ended January 31, 2003.

     As a result of these factors, loss from operations for the three months ended January 31, 2004 was $414,512, an increased loss of $106,078 or 34.4% as compared to loss from operations for the three months ended January 31, 2003.

     Interest income for the three months ended January 31, 2004 was $15,988, a decrease of $12,046 or 43.0% as compared to the three months ended January 31, 2003. This decrease was primarily due to decreased interest rates received for the amount of money invested.

     Unrealized holding gains on marketable securities held in the deferred compensation trust for the three months ended January 31, 2004 was $26,401, an increase of $45,336 as compared to the three months ended January 31, 2003. This gain was the result of changing market value of securities held by the trust. There was no realized gain on marketable securities held in the deferred compensation trust for the three months ended January 31, 2004. The total of the change in realized gain (loss) and unrealized gain (loss) in marketable securities is reflected as increased deferred compensation and included in general and administrative expenses.

     No income tax provision or benefit was recorded during the three months ended January 31, 2004 as compared to a tax benefit of $19,431 for the three months ended January 31, 2003. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. As of January 31, 2004, a valuation allowance has been recorded for the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

     As a result of these factors, net loss for the three months ended January 31, 2004 was $372,123, an increased loss of $91,069 or 32.4% as compared to the three months ended January 31, 2003.

Capital Resources and Liquidity

     At January 31, 2004, as compared to July 31, 2003, the Company's current assets decreased 8.2% from $8,773,073 to $8,051,871, the Company's liquidity, as measured by cash and cash equivalents, decreased by 10.4% from $8,711,951 to $7,803,285, and the Company's working capital decreased by 8.5% from $8,406,243 to $7,689,078. During the same period, shareholders' equity decreased 6.3% from $12,729,144 to $11,931,607, largely as a result of a net loss of $795,121.

     Cash and cash equivalents for the six months ended January 31, 2004 decreased by $908,666. This decrease was largely the result of a net loss of $795,121, an increase in accounts receivable of $109,235, and an increase in inventory of $68,555, offset by amortization of $116,256.

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

Item 3. Controls and Procedures
-------------------------------

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2004. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Annual Meeting of the Company's Shareholders was held on December 16, 2003. The matters considered at the meeting were:

a) The election of Thomas V. Geimer, A. Alexander Arnold III, and Charles E. Gerretson to the Company's Board of Directors.

b) Ratification of the Selection of Anton Collins Mitchell LLP as the Company's independent public accountants for the fiscal year ending July 31, 2004.

     Each of the nominees was elected to the Board of Directors, and Anton Collins Mitchell LLP were ratified as the Company's independent public accountants. The votes cast at the annual meeting upon the matters considered were as follows:

                                               For                  Withhold
                                               ---                  --------
     Election of Directors

        Thomas V. Geimer                     7,640,368               94,755
        A. Alexander Arnold III              7,721,968               13,155
        Charles E. Gerretson                 7,721,968               13,155


                                            For          Against        Withhold
                                            ---          -------        --------
     Ratification

        Anton Collins Mitchell LLP       7,711,078        17,545          6,500


Item 5. Other Information
-------------------------

     On March 16, 2004, the Company issued a press release disclosing its second quarter 2004 results. A copy of the press release is attached to this quarterly report as Exhibit 99.1.

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

     4.   Exhibit 99.1 Press Release issued March 16, 2004.


b)   Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 16, 2004                      ACCELR8 TECHNOLOGY CORPORATION


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