Form 10QSB
period 2004-04-30
ACCELR8 TECHNOLOGY CORP
filed 2004-06-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004
                                                ---------------


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
Yes  X       No
   -----       -----


Number of shares outstanding of the issuer's Common Stock:

               Class                       Outstanding at June 11, 2004
              -------                      ----------------------------
     Common Stock, no par value                     9,961,210


Accelr8 Technology Corporation         -1-                        10-QSB 4/30/04

                                      INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Balance Sheets                                                   3
                April 30, 2004  (unaudited) and July 31, 2003

              Statements of Operations                                         4
                for the three months and nine months ended
                April 30, 2004 and 2003 (unaudited)

              Statements of Cash Flows                                         5
                for the nine months ended April 30, 2004 and 2003 (unaudited)

              Notes to Unaudited Financial Statements                          6

   Item 2.    Management's Discussion and Analysis of                         12
                Financial Condition and Results of Operations

   Item 3.    Controls and Procedures                                         22


PART II.  OTHER INFORMATION

   Item 1.    Legal Proceedings                                               22
                See Note 8 to unaudited financial statements.

   Item 2.    Changes in Securities and Use of Proceeds                       22
                Not applicable.

   Item 3.    Defaults of Senior Securities                                   22
                Not applicable

   Item 4.    Submission of Matters to a Vote of Security Holders             23
                Not applicable

   Item 5.    Other Information                                               23


   Item 6.    Exhibits and Reports on Form 8-K                                23


SIGNATURES                                                                    24

CERTIFICATION OF OFFICERS

Accelr8 Technology Corporation         -2-                        10-QSB 4/30/04



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


                                  Accelr8 Technology Corporation
                                          Balance Sheets

                                              ASSETS


                                                                       April 30,       July 31,
                                                                         2004            2003
                                                                     ------------    ------------
                                                                      (Unaudited)
Current assets:
     Cash and cash equivalents                                       $  7,510,777    $  8,711,951
     Accounts receivable                                                   75,259           5,809
     Inventory (Note 10)                                                   63,303            --
     Prepaid expenses and other current assets                             62,239          55,313
                                                                     ------------    ------------
         Total current assets                                           7,711,578       8,773,073

Property and equipment, net (Note 4)                                      203,684         141,967
Investments, net                                                          672,317         574,399
Intellectual property, net (Note 5)                                     4,103,977       4,255,934
                                                                     ------------    ------------
Total assets                                                         $ 12,691,556    $ 13,745,373
                                                                     ============    ============


                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $    191,464    $    177,309
Accrued compensation and other liabilities                                 31,859          39,155
     Deferred revenue                                                      65,025            --
     Deferred maintenance revenue                                         120,153         150,366
                                                                     ------------    ------------
         Total current liabilities                                        408,501         366,830
                                                                     ------------    ------------

Long-term liabilities:
     Deferred compensation                                                728,567         649,399
                                                                     ------------    ------------
         Total long-term liabilities                                      728,567         649,399
                                                                     ------------    ------------
         Total liabilities                                              1,137,068       1,016,229
                                                                     ------------    ------------
Commitments and Contingencies (Notes 3, 8, 11, and 12)
Shareholders' equity (Notes 3, 6, and 9)
     Common stock, no par value; 11,000,000 shares
       authorized; 9,961,210 and 9,511,210 shares
       issued and outstanding, respectively                            12,863,020      12,488,020
     Stock to be issued                                                      --           375,000
     Contributed capital                                                  499,132         544,132
     Accumulated deficit                                               (1,534,064)       (404,408)
     Shares held for employee benefit (1,129,110 shares at cost)         (273,600)       (273,600)
                                                                     ------------    ------------
         Total shareholders' equity                                    11,554,488      12,729,144
                                                                     ------------    ------------
Total liabilities and shareholders' equity                           $ 12,691,556    $ 13,745,373
                                                                     ============    ============


                    See accompanying notes to unaudited financial statements.


Accelr8 Technology Corporation                  -3-                               10-QSB 4/30/04




                                       Accelr8 Technology Corporation
                                          Statements of Operations
                                                 (Unaudited)


                                                     Three Months Ended             Nine months Ended
                                                  --------------------------    --------------------------
                                                   April 30,      April 30,      April 30,      April 30,
                                                     2004           2003           2004           2003
                                                  -----------    -----------    -----------    -----------
Revenues:
     Consulting fees                              $      --      $     5,000    $      --      $    25,000
     Product license and customer support fees         23,062          3,536         67,039        137,870
     Resale of software and support purchased          85,354        252,417        263,724        475,940
     OptiChem(TM)revenue                               26,262         17,945         85,514         36,547
     Provision for sales returns and allowances        (2,375)        (2,450)        (5,265)        (6,405)
                                                  -----------    -----------    -----------    -----------

     Net revenues                                     132,303        276,448        411,012        668,952
                                                  -----------    -----------    -----------    -----------

Costs & expenses:
     Cost of services                                   7,443         13,169         21,407         34,840
     Cost of purchased software and
        customer support for resale                    14,724         44,137         50,535         82,901
     Cost of sales-OptiChem                            14,520          6,242         38,777         12,878
     General and administrative                       198,276        225,515        728,193        607,440
     Marketing and sales                               24,570         79,939        149,628        223,907
     Research and development                         127,829        121,941        408,194        344,225
     Amortization                                      58,128         60,075        174,384        179,955
     Depreciation                                      14,886          7,695         34,968         19,995
                                                  -----------    -----------    -----------    -----------

     Total Costs and Expenses                         460,376        558,713      1,606,086      1,506,141
                                                  -----------    -----------    -----------    -----------

Loss from operations                                 (328,073)      (282,265)    (1,195,074)      (837,189)
                                                  -----------    -----------    -----------    -----------

Other income (expense):
     Interest income                                   15,808         22,070         48,084         83,537
     Realized gain (loss) on investment                  --             --            1,975         (2,593)
     Unrealized gain (loss) on investment             (22,270)        45,997         15,359         18,457
                                                  -----------    -----------    -----------    -----------

     Total other income (expense)                      (6,462)        68,067         65,418         99,401
                                                  -----------    -----------    -----------    -----------

Loss before income taxes                             (334,535)      (214,198)    (1,129,656)      (737,788)

Income tax benefit                                       --             --             --           19,431
                                                  -----------    -----------    -----------    -----------

Net Loss $                                           (334,535)   $  (214,198)   $(1,129,656)   $  (718,357)
                                                  ===========    ===========    ===========    ===========

Net loss per share - basic and diluted            $     (0.03)   $     (0.02)   $    (0.11)    $     (0.08)
                                                  ===========    ===========    ==========     ===========

Weighted average shares outstanding -
     basic and diluted                              9,961,210      9,421,322      9,961,210      9,414,507
                                                  ===========    ===========    ===========    ===========


                         See accompanying notes to unaudited financial statements.

Accelr8 Technology Corporation                       -4-                                    10-QSB 4/30/04



                                    Accelr8 Technology Corporation
                                       Statements Of Cash Flows
                           For the Nine months Ended April 30, 2004 and 2003
                                              (Unaudited)


                                                                             2004           2003
                                                                          -----------    -----------
 Cash flows from operating activities:
     Net loss                                                             $(1,129,656)   $  (718,357)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities:
         Depreciation                                                          34,968         19,995
         Amortization                                                         174,384        179,955
         Increase (decrease) in fair value of stock options granted for
           consulting services                                                (45,000)        37,490
         Unrealized holding gain on investments                               (15,359)       (18,457)
         Realized gain on sale of investments, interest
            and dividends reinvested                                           (7,559)        (1,891)

     Net change in assets and liabilities:
         Accounts receivable                                                  (69,450)       (70,597)
         Insurance recovery receivable                                           --          825,000
         Inventory                                                            (63,303)          --
         Prepaid expenses and other                                            (6,926)       (24,092)
         Income tax receivable and deferred tax asset                            --          311,667
         Accounts payable                                                      14,155         16,775
         Accrued liabilities                                                   (7,296)           643
         Accrued settlement loss                                                 --         (450,000)
         Deferred revenue                                                      65,025         (2,200)
         Deferred maintenance revenue                                         (30,213)       (33,157)
         Deferred compensation                                                 79,168         76,598
                                                                          -----------    -----------

         Net cash (used in) provided by operating activities               (1,007,062)       149,372
                                                                          -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                                                 (96,685)       (24,164)
     Purchase of intellectual property                                        (22,427)       (26,629)
     Purchase of investments                                                  (75,000)       (75,000)
                                                                          -----------    -----------

         Net cash used in investing activities                               (194,112)      (125,793)
                                                                          -----------    -----------

Cash flows from financing activities:
     Employee stock option exercised                                             --           36,000
                                                                          -----------    -----------
     Net cash provided by financing activities                                   --           36,000
                                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents                       (1,201,174)        59,579

Cash and cash equivalents, beginning of period                              8,711,951      8,631,192
                                                                          -----------    -----------

Cash and cash equivalents, end of period                                  $ 7,510,777    $ 8,690,771
                                                                          ===========    ===========

Supplemental information:
     Cash received from income tax refunds                                       --      $   331,099
                                                                          ===========    ===========


                      See accompanying notes to unaudited financial statements.


Accelr8 Technology Corporation                    -5-                                10-QSB 4/30/04


                         Accelr8 Technology Corporation
                     Notes to Unaudited Financial Statements
                    For the Nine Months Ended April 30, 2004


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

          Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the nine month and three month periods ended April 30, 2004 may not be indicative of the results of operations for the year ended July 31, 2004.

Note 2.   Reclassification

          Certain reclassifications have been made in the fiscal 2003 financial statements to conform to the classifications used in fiscal 2004. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3.   Shareholders' Equity

          Common Stock Options

          At April 30, 2004, there were 762,500 stock options outstanding at prices ranging from $1.45 to $3.25 with expiration dates between June 29, 2004 and August 1, 2011. There are no additional option shares available for issuance under the Company's stock option plans. For the nine months ended April 30, 2004 and 2003, stock options exercisable into 762,500 and 740,000 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

Accelr8 Technology Corporation        -6-                         10-QSB 4/30/04

Note 4.   Property and Equipment

          Property and equipment are recorded at cost
            and consisted of the following:
                                                       April 30,       July 31,
                                                         2004            2003
                                                       ---------      ---------
          Computer equipment                           $  30,060      $  30,060
          Laboratory and scientific equipment            273,940        177,255
          Furniture and fixtures                          11,114         11,114
                                                       ---------      ---------
             Total property and equipment                315,114        218,429
          Accumulated depreciation                      (111,430)       (76,462)
                                                       ---------      ---------
             Net property and equipment                $ 203,684      $ 141,967
                                                       =========      =========


Note 5.   Intellectual Property

          Intellectual property consisted of the following:

                                                   April 30,          July 31,
                                                     2004              2003
                                                  -----------       -----------
          OptiChem technologies                   $ 4,454,538       $ 4,454,538
          Patents                                     148,081           134,066
          Trademarks                                   54,217            45,805
                                                  -----------       -----------
             Total intellectual property            4,656,836         4,634,409
          Accumulated amortization                   (552,859)         (378,475)
                                                  -----------       -----------
             Net intellectual property            $ 4,103,977       $ 4,255,934
                                                  ===========       ===========


          Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $174,384 and $179,955 respectively, for the nine months ended April 30, 2004 and 2003.

          The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from or estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment, and the value of the asset will be written down. Management believes that the fair value of the technology exceeds the carrying value. However, it is possible that future impairment testing may result in intangible asset write-offs, which could adversely affect the Company's financial condition and results of operations.

Accelr8 Technology Corporation        -7-                         10-QSB 4/30/04

          Future amortization expense for the intangible assets is estimated as follows:

               Years Ending July 31,
               ---------------------

                      2004 (3 months)                $    58,123
                      2005                               232,500
                      2006                               232,500
                      2007                               232,500
                      2008                               232,500
                      Thereafter                       3,115,854
                                                      ----------
              Total future amortization               $4,103,977
                                                      ==========

Accelr8 Technology Corporation        -8-                         10-QSB 4/30/04



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


                                                                     Nine Months Ended  April 30,
                                                                         2004              2003
                                                                    ------------------------------
Net loss - as reported                                               $(1,129,656)      $   (718,357)
Add:       Stock-based compensation
           expense included in reported net loss                            -                  -

Deduct:    Total stock-based compensation expense
determined  under fair value based method for all
awards                                                                    (5,595)              -
                                                                    ------------       ------------

Pro forma net loss                                                  $ (1,135,251)      $   (718,357)
                                                                    ============       ============
Earnings per share:
Basic and diluted - as reported                                     $       (.11)      $       (.08)
                                                                    ============       ============
Basic and diluted - pro forma                                       $       (.11)      $       (.08)
                                                                    ============       ============


Note 7.   Business Segment Information

          The Company operates in two business segments: (i) selling software tools for legacy code modernization and the resale of third party software and
(ii) selling surface chemistry within the general area of microarraying, which includes DNA/RNA assays, protein-based assays and biosensors. Operating results and other financial data for the three months and nine months ended April 30, 2004 and 2003 is presented for the principal business segments as follows:

Accelr8 Technology Corporation         -9-                        10-QSB 4/30/04



--------------------------------- ----------------------- ---------------------- -----------------------
Three Months Ended                    Software Tools           Biosciences              Total
April 30, 2004                                                  Business
--------------------------------- ----------------------- ---------------------- -----------------------
Revenues                                  $   106,041                  $ 26,262               $ 132,303
--------------------------------- ----------------------- ---------------------- -----------------------
Costs and expenses                            141,454                   318,922                 460,376
--------------------------------- ----------------------- ---------------------- -----------------------
Interest income                                 7,904                     7,904                  15,808
--------------------------------- ----------------------- ---------------------- -----------------------
Segment loss                                  (38,644)                (295,891)               (334,535)
--------------------------------- ----------------------- ---------------------- -----------------------
Total assets                                8,254,618                 4,436,938              12,691,556
--------------------------------- ----------------------- ---------------------- -----------------------
Intellectual property, net                          -                 4,103,977               4,103,977
--------------------------------- ----------------------- ---------------------- -----------------------
Depreciation and amortization                   1,176                    71,838                  73,014
     expense
--------------------------------- ----------------------- ---------------------- -----------------------


--------------------------------- ----------------------- ---------------------- -----------------------
Three Months Ended                    Software Tools           Biosciences            Total
April 30, 2003                                                  Business
--------------------------------- ----------------------- ---------------------- -----------------------
Revenues                                       $ 258,503               $ 17,945               $ 276,448
--------------------------------- ----------------------- ---------------------- -----------------------
Costs and expenses                               201,577                357,136                 558,713
--------------------------------- ----------------------- ---------------------- -----------------------
Interest income                                   11,035                 11,035                  22,070
--------------------------------- ----------------------- ---------------------- -----------------------
Segment profit (loss)                             90,960              (305,158)               (214,198)
--------------------------------- ----------------------- ---------------------- -----------------------
Total assets                                   9,412,395              4,550,498              13,962,893
--------------------------------- ----------------------- ---------------------- -----------------------
Intellectual property, net                             -              4,469,578               4,469,578
--------------------------------- ----------------------- ---------------------- -----------------------
Depreciation and amortization                     2,055                  65,715                  67,770
     expense
--------------------------------- ----------------------- ---------------------- -----------------------



--------------------------------- ----------------------- ---------------------- -----------------------
Nine months Ended                     Software Tools           Biosciences               Total
April 30, 2004                                                   Business
--------------------------------- ----------------------- ---------------------- -----------------------
Revenues                                      $ 325,498               $ 85,514               $ 411,012
--------------------------------- ----------------------- ---------------------- -----------------------
Costs and expenses                              497,672              1,108,414               1,606,086
--------------------------------- ----------------------- ---------------------- -----------------------
Interest income                                  24,042                 24,042                  48,084
--------------------------------- ----------------------- ---------------------- -----------------------
Segment loss                                  (139,465)              (990,191)             (1,129,656)
--------------------------------- ----------------------- ---------------------- -----------------------
Total assets                                  8,254,618              4,436,938              12,691,556
--------------------------------- ----------------------- ---------------------- -----------------------
Intellectual property, net                            -              4,103,977               4,103,977
--------------------------------- ----------------------- ---------------------- -----------------------
Depreciation and amortization                     3,528                205,824                 209,352
     expense
--------------------------------- ----------------------- ---------------------- -----------------------


--------------------------------- ----------------------- ---------------------- ----------------------------------
Nine months Ended                     Software Tools      Biosciences Business                 Total
April 30, 2003
--------------------------------- ----------------------- ---------------------- ----------------------------------
Revenues                                   $   632,405                        $   36,547           $     668,952
--------------------------------- ---------------------------------- ----------------------- ----------------------
Costs and expenses                               514,520                991,621                          1,506,141
--------------------------------- ----------------------- ---------------------- ----------------------------------
Interest income                                   41,769                 41,768                             83,537
--------------------------------- ----------------------- ---------------------- ----------------------------------
Segment profit (loss)                            217,287              (935,644)                          (718,357)
--------------------------------- ----------------------- ---------------------- ----------------------------------
Tax benefit                                            -                 19,431                             19,431
--------------------------------- ----------------------- ---------------------- ----------------------------------
Total assets                                   9,412,395              4,550,498                         13,962,893
--------------------------------- ----------------------- ---------------------- ----------------------------------
Intellectual property, net                             -              4,469,578                          4,469,578
--------------------------------- ----------------------- ---------------------- ----------------------------------
Depreciation and amortization                      5,655                194,295                            199,950
     expense
--------------------------------- ----------------------- ---------------------- ----------------------------------

Accelr8 Technology Corporation                           -10-                                         10-QSB 4/30/04


Note 8.   Legal Proceedings

Concluded legal matters

          All claims and counterclaims in the litigation against Deloitte & Touche LLP which the Company initiated on November 20, 2002, have been resolved, and the litigation is concluded. The litigation and its conclusion were not material to the Company's financial statements. The Company made no payments to Deloitte & Touche LLP in connection with the litigation. This settlement terminates all legal matters concerning the company and any of its officers, directors, or employees.

Note 9.   Non-Cash Financing

          On October 30, 2002, the Company agreed to issue 375,000 shares of common stock valued at $375,000 under a settlement agreement. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. In January 2004, the Company received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund. The shares were issued on February 2, 2004 and have been delivered to plaintiffs' counsel.

Note 10.  Inventory

           The Company purchases raw materials (custom chemicals and glass substrates) for producing OptArray slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory at April 30, 2004, as slides currently are made for specific orders and shipped as produced.

Note 11.  Proof of Principle Testing Agreement

          On April 12, 2004, the Company signed a proof of principle testing agreement with a major life sciences company (the agreement has a non-disclosure clause as to name of entity). Under the agreement, Accelr8 will develop a customized surface coating to be applied to blank substrates provided by the customer. The agreement calls for the delivery of twelve (12) unoptimized experimental coated substrates within twenty-one (21) days of the effective date of the agreement and the final fifty (50) customized coated substrates no later than June 25, 2004. The agreement specifies a $60,000 payment to Accelr8 within ten (10) business days of the signing of the agreement and an additional $30,000 payment within ten (10) business days after the final fifty customized substrates are delivered. The Company delivered the first twelve (12) substrates on April 19, 2004 and received the $60,000 payment on May 7, 2004. The $60,000 is recorded as deferred revenue at April 30, 2004. It is anticipated that the total contract price of $90,000 will be earned and shown as income in the quarter ended July 31, 2004.

Accelr8 Technology Corporation         -11-                       10-QSB 4/30/04

Note 12.  Subsequent Event

          On May 17, 2004, the Company entered into a letter of intent to sell substantially all of its software migration tools business, as well as its customer support and resale of purchased software business, for an aggregate purchase price of $500,000; payable $100,000, at the time of closing and a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance, payable quarterly. In addition, the purchase price includes the waiver of any support by the Company to those maintenance customers who have pre-paid their annual maintenance prior to the closing. Since the purchaser will assume the responsibility of providing customer support at the time of closing, all deferred maintenance at that time will become income to Accelr8, and a net gain on the sale transaction will be recorded. The letter of intent is not binding and contemplates a definitive agreement after the potential purchaser has performed its due diligence. The Company is not actively marketing the software migration tools business; however, the Company continues to generate revenues from this segment, and the terms and conditions of the potential sale, other than the general terms, have yet to be determined. Accordingly, the Company is including this segment in continuing operations until such time as a sale of the segment is probable.

Note 13.  Deferred Maintenance

          Purchase orders of $70,725 and $10,200 from two repeat customers for their annual support fees totaling $80,925, were not included in receivables or deferred maintenance as the support period begins after April 30, 2004, and the related revenue has not been earned. The amounts were billed during April of 2004 when purchase orders were received and were paid in May 2004. The deferred maintenance at April 30, 2004 plus these two additional invoices totals approximately $200,000, which would result in income in the event of the execution of a definitive agreement to sell the software migration business (See
Note 12 and Management's Discussion and Analysis of Financial Condition and Result of Operations).

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Result of Operations
--------------------

Forward Looking Information

          Information contained in the following discussion of results of operations and financial condition and in certain of the notes to the financial statements included in this document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements. The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's

Accelr8 Technology Corporation         -12-                       10-QSB 4/30/04
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

          On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem) and quantitation instrument (QuanDx(TM)). The Company's proprietary surface chemistry and its quantitation instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens, and bio-warfare assessments. Presently the Company holds for sale advanced microarray slides and specialty microtiter plates coated with its proprietary OptiChem activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. Management believes that this property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

          The Company believes that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e., Affymetrix (NASDAQ:AFFX), Agilent (NYSE:A), and Applied Biosciences (NYSE:ABI).

          In July 2003, the Company introduced its OptiPlate(TM) products, which are 96- and 384-well glass bottom microtiter plates for multiplexed microarraying. These products allow the customers to print a small microarray (as many as 2,000 spots) in each well. As with OptArray slides, the products support both DNA and protein arraying. The glass and chemical coatings are identical to those used in OptArray slides. This high throughput mode is essential in drug discovery and diagnostics where a lab must validate an assay over a large number of individual samples. The Company knows of only one other US company (Apogent Matrix) that is selling a plate for multiplexed microarraying. The Company is exploring high volume manufacturing alternatives at this time and expects to license the manufacture of OptiPlate to Schott Nexterion after its new facility in Jena, Germany comes on line in late 2004.

Accelr8 Technology Corporation         -13-                       10-QSB 4/30/04

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

          The Company is currently referring sales of its OptArray microarray slides to Schott Nexterion who in turn, under their October 15, 2003 supply agreement are fulfilling orders to university and government labs, pharmaceutical, drug discovery, and diagnostic companies that rely upon customized surface chemistry for their assays. The surface chemistry will be customized to meet the specific requirements of large manufacturers, with the intent of licensing its products to users.

          The supply agreement with Nexterion has a term of six months from October 15, 2003, and provides for the purchase of 5,000 slides at $10.50 each. As of April 30, 2004, 2,600 slides have been delivered under the original supply contract. The balance of 2,400 should be shipped by July 31, 2004. Nexterion will purchase and resell Accelr8's OptArray microarray slides under the OptiChem brand, and Accelr8 will continue to manufacture the microarraying products in its Denver facility. Accelr8 will be Nexterion's sole supplier of permeable hydrogel microarraying slides during the term of the supply agreement and will provide sales training and also technical support to SCHOTT's customers as required.

          The letter of intent calls for negotiation of an exclusive technology transfer license for Accelr8's OptiChem surface chemistry on microarraying slides. Under the intended technology transfer license, SCHOTT will become the exclusive outsource manufacturer for OptArray products starting in the third calendar quarter of 2004. SCHOTT will manufacture the coated OptArray slides and also negotiate an exclusive global distribution agreement to those products for three years. The two companies will cooperatively market DNA slides coated with OptiChem, while Schott Nexterion focuses exclusively on markets for OptiChem protein slides. Management anticipates that there may be three potential sources of revenue in the technology transfer agreement and exclusive distribution agreement to be entered into with SCHOTT: (i) a one-time payment of an up front licensing fee (upon signing the distribution agreement), (ii) royalties on sales of OptiChem coated slides, and (iii) revenues from the purchase of custom coated OptiChem slides featuring streptavidin and 96-well OptiChem coated plates. The specific terms and conditions of the proposed licensing agreement have been negotiated but not finalized. Though unlikely, it is possible that a definitive agreement will not be reached with SCHOTT.

          On April 12, 2004, the Company entered into a Proof of Principal Testing Agreement (the "Testing Agreement") whereby the Company will focus on the development of a customized substrate surface coating. Under the Testing Agreement, Accelr8 will develop a customized surface coating to be applied to blank substrates provided by the customer. The Testing Agreement calls for the

Accelr8 Technology Corporation         -14-                       10-QSB 4/30/04
delivery of twelve unoptimized experimental coated substrates within twenty-one days of the effective date of the Testing Agreement and the final fifty customized coated substrates no later than June 25, 2004. The contract specifies a $60,000 payment to Accelr8 within ten business days of the signing of the agreement and an additional $30,000 payment within ten business days after the final fifty customized substrates are delivered. Pursuant to the Testing Agreement, on April 19, 2004, the Company delivered the initial twelve substrates and received the initial $60,000 payment. The Company anticipates that the total contract price of $90,000 will be earned and shown as income in the quarter ended July 31, 2004.

          The Company continues to remain a provider of software tools and modernization solutions for VMS Legacy Systems. However, in the past the Company has taken steps to limit the costs associated with the conduct of its software tools and consulting services business. On May 17, 2004, the Company entered into a letter of intent to sell substantially all of its software migration tools business, customer support and resale of purchased software business, for an aggregate purchase price of $500,000; payable $100,000, at the time of Closing and a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance payable quarterly. In addition, the purchase price includes the waiver of any support by the Company to those maintenance customers who have pre-paid their annual maintenance prior to the closing. (See Note 12.) Accordingly, the Company is including this segment in continuing operations until such time as a sale of the segment is probable. While management believes that the consummation of the transaction is likely, there can be no assurance that the transaction will close.

Changes in Results of Operations: Nine months ended April 30, 2004 compared to nine months ended April 30, 2003.

          The Company had no revenue from consulting fees for the nine months ended April 30, 2004 as compared to $25,000 for the nine months ended April 30, 2003, primarily because the Company is not actively marketing this business segment.

          Product license and customer support fees for the nine months ended April 30, 2004, were $67,039 compared with $137,870 during the nine months ended April 30, 2003, a decrease of $70,831 or 51% as compared to the nine months ended April 30, 2003, and represented 16% of net revenues. This decrease was due to lack of any major sales in the current period because the company is not actively marketing this business segment.

          Revenues from the resale of purchased software including purchased maintenance for the nine months ended April 30, 2004 were $263,724 compared with $475,940 during the nine months ended April 30, 2003, a decrease of $212,216 or 45%, and represented 64% of net revenues. This decrease largely resulted from the sale of fewer software tool sets and refocusing the corporate resources towards the OptiChem product line.

Accelr8 Technology Corporation         -15-                       10-QSB 4/30/04

          OptiChem revenues for the nine months ended April 30, 2004 were $85,514 as compared to $36,547 for the nine months ended April 30, 2003, resulting in an increase of $48,967, or 134% and represented 21% of net revenues. The increase in OptiChem revenues is primarily the result of increasing sales to the Company's two major repeat customers.

          Provision for returns and allowances for the nine months ended April 30, 2004 was $5,265 and represented 1% of net revenues.

          Due to the above factors, net revenues for the nine months ended April 30, 2004, amounted to $411,012, which represented a decrease of $257,940 or 39% as compared to the nine months ended April 30, 2003.

          During the nine months ended April 30, 2004, sales to the Company's largest customer was $86,367, representing 21% of the Company's net revenues. During the nine months ended April 30, 2003, sales to the Company's three largest customers were $127,323, $78,035, and $67,200, representing 19%, 11%, and 10% of net revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

          Cost of services for the nine months ended April 30, 2004 was $21,407 compared to $34,840, a decrease of $13,433 or 39% as compared to the nine months ended April 30, 2003. This decrease resulted largely from a net decrease in software support salaries of $3,886, combined with reduced rent of $1,106, reduced engineering consulting fees to support sales in the amount of $4,818 along with other miscellaneous reductions.

          Cost of software purchased for resale, including purchased maintenance, for the nine months ended April 30, 2004 was $50,535, a decrease of $32,366 or 39% as compared to the nine months ended April 30, 2003. The decrease is the result of decreased sales of purchased software including purchased maintenance and variations in the product mix of items purchased.

          Cost of sales-OptiChem was $38,777 for the nine months ended April 30, 2004 compared with $12,878 for the same period in 2003. The increase of $25,899 or 201% is attributable to the increased revenues associated with this product.

Accelr8 Technology Corporation         -16-                       10-QSB 4/30/04

          General and administrative expenses for the nine months ended April 30, 2004 were $728,193, an increase of $120,753, or 20% as compared to the nine months ended April 30, 2003. The following summarizes the major components of the changes:

               Accounting/Auditing                          $   5,361
               Consulting Fees                                 26,605
               Corporate and Shareholder                       78,815
               Corporate Insurance                            (13,789)
               Deferred Compensation                            2,569
               Employee Benefits                               19,792
               Legal Fees                                     (42,913)
               Payroll Taxes                                    9,339
               Salaries                                        31,561
               Travel                                           5,376
               Miscellaneous other categories                  (1,963)
                                                            ---------
                                                            $ 120,753
                                                            =========

          The increase in accounting fees is considered a normal fluctuation. The increased consulting fees arose from utilizing the consultants regarding intellectual property for nine months in 2004 compared with four months in the comparable period in 2003. Corporate and shareholder expenses rose principally because of the original listing fee amounting to $55,000 for the American Stock Exchange. Corporate insurance decreased because of a reduction in cost of the directors, officers, and Company reimbursement liability coverage. Legal fees decreased due to a conclusion of the legal action in prior periods. Salaries together with related payroll taxes, employee benefits and travel expenses rose in the normal course of business.

          Marketing and sales expenses for the nine months ended April 30, 2004 were $149,628, a decrease of $74,279 or 33% as compared to the nine months ended April 30, 2003. This decrease was mainly due to decreased consulting fees of $9,894, decreased consultant stock option expense of $41,245, and $28,678 in marketing expenses, which include advertising, promotional material, attendance at trade shows, and telecommunications, offset by a increase in of $8,585 in salaries and postage.

          Research and development expenses for the nine months ended April 30, 2004 were $408,194, an increase of $63,969 or 19% as compared to the nine months ended April 30, 2003. This increase was due to the continued development of protein micro arrays for use in applications that leveraged the Company's instruments plus an increase in salaried scientific personnel of $88,385 offset by decreases in consulting fees of $6,558 and consultant's option expense of $41,245.

          Amortization for the nine months ended April 30, 2004 was $174,384, a decrease of $5,571 or 3% as compared to the nine months ended April 30, 2003.

Accelr8 Technology Corporation         -17-                       10-QSB 4/30/04

          Depreciation for the nine months ended April 30, 2004 was $34,968, an increase of $14,973 or 75% as compared to the nine months ended April 30, 2003. This increase results from additional laboratory equipment being depreciated.

          As a result of these factors, loss from operations for the nine months ended April 30, 2004 was $1,195,074, an increased loss of $357,885 or 43%, as compared to loss from operations for the nine months ended April 30, 2003.

          Interest income for the nine months ended April 30, 2004 was $48,084, a decrease of $35,453 or 42% as compared to the nine months ended April 30, 2003. This decrease was primarily due to decreased interest rates in government money market funds.

          Realized gain on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2004 was $1,975, as compared to a loss of $2,593 for the nine months ended April 30, 2003. The gain
(loss) was the result of selling trust investments plus interest and dividends reinvested. Unrealized gain on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2004 was $15,359, compared to unrealized gain of $18,457 for the nine months ended April 30, 2003. The unrealized income was a result of the appreciation of the underlying assets. The total of the realized gain (loss) and unrealized gain (loss) in marketable securities is reflected as deferred compensation and included in general and administrative expenses.

          No income tax provision or benefit was recorded during the nine months ended April 30, 2004, as compared to a tax benefit of $19,431 for the nine months ended April 30, 2003. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. As of April 30, 2004, a valuation allowance has been recorded for the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

          As a result of these factors, net loss for the nine months ended April 30, 2004 was $1,129,656, an increased loss of $411,299 or 57% as compared to the nine months ended April 30, 2003.

Changes in Results of Operations: Three months ended April 30, 2004 compared to three months ended April 30, 2003.

          The Company had no revenue from consulting fees for the nine months ended April 30, 2004 as compared to $5,000 which were the result of support provided for a single customer.

          Product license and customer support fees for the three months ended April 30, 2004 were $23,062, an increase of $19,526 or 552% as compared to $3,536 during the three months ended April 30, 2003, and represented 17% of net revenue. This increase was largely due to a lack of major sales during 2003.

Accelr8 Technology Corporation         -18-                       10-QSB 4/30/04

          Revenues from the resale of purchased software for the three months ended April 30, 2004 were $85,354, a decrease of $167,063 or 66% as compared to $252,417 during the three months ended April 30, 2003, and represented 64% of net revenue. This decrease was largely due to fewer license and support sales and reflects the focusing of the Company's resources on the OptiChem product line.

          OptiChem revenues for the three months ended April 30, 2004, were $26,262 as compared to $17,945 for the three months ended April 30, 2003 for an increase in sales of $8,317 or 46% and represented 19% of net revenues. The increase is a result of increasing sales to Schott.

          Provision for returns and allowances for the three months ended April 30, 2004 was $2,375, and represented 2 % of net revenues.

          Due to the factors above, net revenues for the three months ended April 30, 2004 were $132,303, a decrease of $144,145 or 52%, as compared to $ 276,448 during the three months ended April 30, 2003.

          During the three months ended April 30, 2004, sales to the Company's two largest customers were $28,025 and $22,615, representing 21% and 17% of the Company's net revenues. During the three months ended April 30, 2003, sales to the Company's three largest customers were $72,450, $43,125, and $36,900, representing 26%, 16%, and 13% of net revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

          Cost of services for the three months ended April 30, 2004 was $7,443, a decrease of $5,726 or 43% as compared to $13,169 during the three months ended April 30, 2003. This decrease resulted largely from a reduction in software support salaries, consulting fees, and depreciation.

          Cost of software purchased for resale for the three months ended April 30, 2004 was $14,724, a decrease of $29,413 or 67% as compared to $44,137 during the three months ended April 30, 2003. The decrease is the result of decreased sales of purchased software including purchased maintenance and variations in the product mix of items purchased.

          Cost of sales-OptiChem for the three months ended April 30, 2004 was $14,520, an increase of $8,278 or 133% as compared to $6,242 during the three months ended April 30, 2003 and is a direct reflection of the increased sales.

Accelr8 Technology Corporation         -19-                       10-QSB 4/30/04

          General and administrative expenses for the three months ended April 30, 2004 were $198,276, a decrease of $27,239 or 12% as compared to $225,515 during the three months ended April 30, 2003. The major components of the change are as follows:

              Corporate and shareholder                $  25,807
              Corporate insurance                        (11,324)
              Deferred compensation                      (67,560)
              Employee benefits                            9,654
              Legal fees                                   2,236
              Payroll taxes                                3,115
              Salaries                                    10,656

              Miscellaneous other items                      177
                                                       ---------
                                                       $ (27,239)
                                                       =========

          Corporate and shareholder expenses rose principally due to cost of retaining a financial and corporate communications company amounting to $13,182, cost of printing the annual report to shareholders and proxy statement which was in the previous quarter in 2003, amounting to $8,813, and the monthly cost of the American Stock Exchange annual listing fee amounting to $4,374. Corporate insurance decreased because of a reduction in cost of the directors, officers, and Company reimbursement liability coverage. Deferred compensation decreased because of a change in market value of investments in the deferred compensation trust. Legal fees, salaries together with related payroll taxes, and employee benefits increased in the normal course of business

          Marketing and sales expenses for the three months ended April 30, 2004 were $24,570, a decrease of $55,369 or 69% as compared to $79,939 during the three months ended April 30, 2003. This decrease was largely comprised of a decrease in consultant stock option expense in the amount of $30,407 due to a decreased price of the Company's stock as compared to 2003 together with decreases in consulting fees of $13,300, trade shows/travel expense of $8,100 and communications of $3,100.

          Research and development expenses for the three months ended April 30, 2004 were $127,829, an increase of $5,888 or 5% as compared to $121,941 during the three months ended April 30, 2003. The following summarizes the major components of the increase:

              Computer Supplies and Expense                    $  1,335
              Consulting Fees                                     1,500
              Consultant Option Expense                         (30,407)
              Laboratory Supplies and Expense                    (4,448)
              Miscellaneous                                       1,149
              Premises Rent                                       1,455
              Salaries                                           30,135
              Travel and Lodging                                 (2,228)
              Miscellaneous other                                 7,397
                                                               --------
                                                               $  5,888
                                                               ========


Accelr8 Technology Corporation         -20-                       10-QSB 4/30/04

          The major increase is in salaries devoted to research in the OptiChem line, offset by a decrease in consultant stock option expense due to a decreased price of the Company's stock as compared to 2003. The fluctuations in the other categories are considered normal in the ordinary course of business.

          Amortization for the three months ended April 30, 2004 was $58,128, a decrease of $1,947 or 3% as compared to $60,075 during the three months ended April 30, 2003.

          Depreciation for the three months ended April 30, 2004 was $14,886, an increase of $7,191 or 93% as compared to $7,695 during the three months ended April 30, 2003.

          As a result of these factors, loss from operations for the three months ended April 30, 2004 was $328,073, an increased loss of $45,808 or 16% as compared to a loss from operations of $282,265 for the three months ended April 30, 2003.

          Interest income for the three months ended April 30, 2004 was $15,808, a decrease of $6,262 or 28% as compared to $ 22,070 during the three months ended April 30, 2003. This decrease was primarily due to decreased interest rates in government money market funds.

          Unrealized gain (loss) on marketable securities held in the deferred compensation trust for the three months ended April 30, 2004 was a loss of $22,270 as compared to unrealized gain of $45,997 for the three months ended April 30, 2003. The unrealized loss was a result of the change in market value of the underlying assets. The unrealized loss in marketable securities is reflected as decreased deferred compensation and included in general and administrative expenses.

          The Company has not recorded an income tax provision or benefit in either period. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. As of April 30, 2004, a valuation allowance has been recorded for the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

          As a result of these factors, net loss for the three months ended April 30, 2004 was $334,535, an increased loss of $120,337 or 56% as compared to a net loss of $214,198 during the three months ended April 30, 2003.

Capital Resources and Liquidity

          At April 30, 2004, as compared to July 31, 2003, the Company's current assets decreased 12% from $8,773,073 to $7,711,578, the Company's liquidity, as measured by cash and cash equivalents, decreased by 14% from $8,711,951 to $7,510,777, and the Company's working capital decreased by 13% from $8,406,243 to $7,303,077. During the same period, shareholders' equity decreased 9% from $12,729,144 to $11,554,488, largely as a result of a net loss of $1,129,656.

Accelr8 Technology Corporation         -21-                       10-QSB 4/30/04

          Cash and cash equivalents as of April 30, 2004 decreased by $1,201,174 as compared to fiscal year end, July 31, 2003. This decrease was largely the result of a net loss of $1,129,656, an increase in accounts receivable of $69,450, an increase in inventory of $63,303, and an increase in prepaid expenses of $6,926, offset by depreciation and amortization of $209,352. The Company utilized $1,007,062 in operating activities in the nine months ended April 30, 2004 compared to cash flow provided in the amount of $149,372 in the comparable period in 2003. The principal elements that gave rise to the difference are the increase in net losses of $411,229 and a nonrecurring decrease in accrued settlement losses of $450,000, offset by the nonrecurring insurance recovery in the amount of $825,000 and the tax benefit from the net operating loss carry back in the amount of $311,667.

          The Company has historically funded its operations primarily through equity financing and cash flow generated from operations. The Company anticipates that current cash balances and working capital plus future positive cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

Item 3.  Controls and Procedures
         -----------------------

          An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2004. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings
--------------------------
          See Note 8 to unaudited financial statements.

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------
          Not applicable.

Item 3.   Defaults of Senior Securities
---------------------------------------
          Not applicable.

Accelr8 Technology Corporation         -22-                       10-QSB 4/30/04

Item 4.   Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          Not applicable.

Item 5.   Other Information

          The Company intends to issue a press release disclosing its third quarter 2004 results on June 15, 2004. A copy of the press release is attached to the quarterly report as Exhibit 99.1.

Item 6.   Exhibits and Reports on Form 8-K
-----------------------------------------

a)        Exhibits:

          1. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          2. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          3.        Exhibit 32.1 Certification of Officer Pursuant to 18 U.S.C.
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

          4.        Exhibit 99.1 Press Release to be filed on June 15, 2004


b)        Reports on Form 8-K:

          None

Accelr8 Technology Corporation         -23-                       10-QSB 4/30/04

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2004                        ACCELR8 TECHNOLOGY CORPORATION


                                            /s/  Thomas V. Geimer
                                            -----------------------------------
                                                 Thomas V. Geimer, Secretary,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer


                                            /s/  James Godkin
                                            -----------------------------------
                                                 James Godkin,
                                                 Principal Accounting Officer


Accelr8 Technology Corporation         -24-                       10-QSB 4/30/04