Form 10KSB
period 2004-07-31
ACCELR8 TECHNOLOGY CORP
filed 2004-10-29
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: July 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from                 to
                                      ---------------    ----------------

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

              7000 North Broadway, Building 3-307, Denver, CO 80221
                     --------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2004 were $118,614, adjusted for discontinued operations.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 15, 2004 was approximately $16,509,167.50 based upon the last reported sale on that date.

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

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2004, was 9,961,210.

Documents incorporated by reference:     None

Transitional Small Business Disclosure Format        Yes     No  X
                                                        -----  -----

TABLE OF CONTENTS
                                                                           PAGE
PART I
     Item 1.      Description of Business......................................3

     Item 2.      Description of Property.....................................22

     Item 3.      Legal Proceedings...........................................22

     Item 4.      Submission of Matters to a Vote of Security Holders.........22

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters....22

      Item 6.      Management's Discussion and Analysis or Plan of Operation..23

     Item 7.      Financial Statements .......................................31

                  Accounting and Financial Disclosure.........................31

     Item 8A.     Controls and Procedures.....................................32

     Item 8B.     Other Information ..........................................32

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control
                    Persons; Compliance With Section 16(a) of the
                    Exchange Act..............................................32

     Item 10.     Executive Compensation......................................35

     Item 11.     Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters................38

     Item 12.     Certain Relationships and Related Transactions..............39

     Item 13.     Exhibits ...................................................40

     Item 14.     Principal Accountant Fees and Services......................40

SIGNATURES....................................................................42

Financial Statements ........................................................F-1

Notes to Financial Statements ...............................................F-6

FORWARD-LOOKING STATEMENTS.

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, as defined below, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company's forecasts will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as disclosed elsewhere in this Annual Report, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

Item 1.  Description of Business

History And Development Of The Company

     Accelr8 Technology Corporation ("Accelr8" or the "Company"), a Colorado corporation was incorporated on May 26, 1982. The Company's office and laboratory are located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221, and our telephone number is 303-863-8088.

     On January 18, 2001, we acquired the OpTest portfolio of technologies ("OpTest") from DDx, Inc. ("DDx"). Since the acquisition of the OpTest assets, we have focused primarily upon furthering the research and development of the acquired technologies, and the development of revenue producing products related to that technology. The purchase of OpTest provided us with a proprietary surface chemistry formulation and quantitative bio-analytical measurement instruments.

     Before our acquisition of OpTest, we provided software tools and consulting services for system modernization solutions for VMS legacy systems. On July 30, 2004, we completed the sale of the assets related to the software business, which consisted of tools for legacy-code modernization and the resale of third-party software (the "Software Migration Business") to Transoft Group Ltd (the "Asset Sale"). The aggregate purchase price of the Asset Sale was $500,000; which was payable $100,000 in cash at the closing and the Company received a promissory note from the buyer with principal payable in three equal annual installments of $133,333. Interest is payable quarterly at an annual rate of 4%. In addition, the purchase price included the assumption of support obligations under pre-existing support and maintenance agreements, in the amount of approximately $200,000. The Company's financial statements included in this Annual Report on Form 10-KSB reflect the financial position, results of operations and cash flows of the Software Migration Business as "discontinued operations." In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-lived Assets," the Company's financial statements for the fiscal year ended July 31, 2003 have been restated in this Annual Report to reflect the financial position, results of operations and cash flows of the Software Migration Business as "discontinued operations."

     Our vision is to compete in the general area of biomedical products, including medical diagnostics, DNA/RNA assays, protein-based assays, and biosensors. We expect that our proprietary surface chemistry and quantitative instruments will support rapid analysis of infectious organisms, medical diagnostic markers, food- and water-borne pathogens, and bio-warfare agents.

     We manufacture and market OptArray(TM) microarraying slides ("OptArray") and have also developed OptiPlate(TM) arrayable microtiter plates ("OptiPlate"). During the latter half of the fiscal year ended July 31, 2004, our primary focus shifted to a development program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcelr8r(TM) ("BACcelr8r").

     We intend to customize our technologies to the specific requirements of large licensees, with the potential of bundling product licensing with an option for the licensee to purchase equity in Accelr8 if deemed appropriate. Management believes that substrate sales will grow markedly in the next fiscal year; however, there can be no assurance that sales will occur or that the anticipated revenues will be generated. OptiChem-related revenues for the year ended July 31, 2004 were $118,614.

The Medical Microbiology Market Opportunity

     We are developing an innovative microbiological analysis system, the BACcelr8r, described on page 8, to overcome many of the shortcomings of current methods used to diagnose life-threatening infections. These shortcomings result from the diversity of bacterial species and strains responsible for serious infections and the fact that many such strains have become resistant to one or more antibiotics and even to entire families of related antibiotics.

     Since the start of penicillin mass production more than 50 years ago, pharmaceutical companies have developed many types of antimicrobial drugs to fight bacterial infections. Until recently, antibiotics have been highly successful in curing or controlling serious infections.

     However as antibiotic usage has become widespread throughout the world, many bacterial strains have emerged that express resistance to currently marketed antibiotics. Once microbes become resistant, infections can become difficult or impossible to treat. According to the FDA, "about 70% of bacteria that cause infections in hospitals are resistant to at least one of the drugs most commonly used to treat infections." The Centers for Disease Control and Prevention has stated that antibiotic resistance is among the organization's top public health concerns. The global spread of drug-resistant microbes has led to prolonged hospitalizations, and increased health care costs. Despite the antibiotic revolution, bacterial infections remain a leading cause of mortality in critically ill patients.

     The antibiotic resistance problem continues to worsen as time passes. Over-use and inappropriate use of antibiotics contribute to the problem by creating a selective environment that favors survival of resistant strains. The rapid spread of resistance occurs because bacteria have mechanisms to share resistance genes freely in their surroundings. As a result, the most commonly prescribed antibiotics have the most widespread resistance, and resistance to multiple antibiotic families has already become a global threat.

     In the case of life-threatening infections, the physician must prescribe antibiotics before obtaining antibiotic susceptibility data from the laboratory, which typically requires 2-5 days. Because of this delay, the physician most often must choose a combination of "broad spectrum" antibiotics that kill many different bacterial species. In a 2002 study of patients in whom a first episode of ventilator-associated pneumonia ("VAP") was diagnosed, approximately half involved more than one species. To further complicate the problem, the physician has no way of knowing which species cause an individual patient's infection until a lab can test patient specimens.

     Management believes that rapidly-progressing infections can cause irreversible damage during the wait for lab results. In the meantime, the physician has no choice but to select the antibiotic combination most likely to kill the species and strains that predominate in a particular region or hospital. Statistics show that in approximately 25% to 50% of such cases the "empiric" antibiotic combination fails to adequately control the infection. Even worse, a study of the BAL (lung fluids) data on the therapy and outcome of VAP showed that changing the therapy later than approximately 24 hours did not significantly improve outcomes for most patients. In the study the mortality rate approached 90%. Based on reported statistics, we believe that substantial improvement in mortality, disease severity, and cost requires specific antibiotic susceptibility testing results in 12 hours or less.

     Based on feasibility studies in our own Research and Development program, we believe that the BACcelr8r will be able to provide bacterial species identification and count in approximately one hour, and complete strain antibiotic susceptibility results in less than eight hours. Management believes the hospital Intensive Care Unit ("ICU") and Emergency Department ("ED") are the medical sites of care that have the most urgent need for rapid and detailed microbial testing.

     Hospital-acquired pneumonia is the leading cause of death from infections acquired in the hospital. In the ICU, VAP is the most common life-threatening infection contracted by patients during their hospital stay. Worldwide, over one million patients annually are at risk of developing VAP. Because these patients are critically ill before contracting pneumonia, the infection can have particularly serious consequences. A review of papers in medical journals highlight the fact that no medical "standard of care" now exists for diagnosing VAP and identifying the organisms that cause it. Yet VAP remains a leading cause of ICU mortality and high costs from extended stay in the ICU.

     VAP is a direct result of mechanical ventilation (an element of life support), which requires the insertion of a tube deep into the patient's trachea (windpipe) and connects to a sophisticated mechanical air pump. The airway tube renders the patient vulnerable to infection because it facilitates leakage of microbes from the mouth into the airway of the lungs. The longer the tube is in place, the greater the risk that a patient will develop VAP.

     Management believes that there are approximately one million patients annually in the United States, Europe, and Japan who are on mechanical ventilation for two or more days and thus are at substantial risk of developing VAP. Approximately 20% of patients who require mechanical ventilation for at least two days develop VAP. In spite of empiric antibiotic therapy, patients who develop VAP spend, on average, six to ten extra days in the ICU, which adds approximately $40,000 in incremental costs. The Joint Commission on Accreditation of Healthcare Organizations has identified VAP prevention as a core ICU performance measure. Performance measurements are used by hospitals to support performance improvements and to demonstrate accountability to external stakeholders - including payors.

     Because of these reasons, we believe that rapid antibiotic susceptibility testing for the bacteria that cause VAP represents an urgent unmet medical need and an attractive market opportunity.

     In addition, we believe that physicians will use the BACcelr8r microbiology system to help diagnose the causes of several other types of life-threatening bacterial infection. Examples include bacterial meningitis, serious cases of community-acquired pneumonia, wound infections (including those arising after surgery), and abscesses. Within the realm of bacterial analysis, we believe that new product development will typically consist only of modification to the disposable cassette assay content. Many such "panels" of target organism overlap in medical diagnostics, reducing the complexity of new application development.

     Finally, we believe that proof of the BACcelr8r's ability to perform rapid, highly sensitive and specific analysis will also prove the commercial value of Accelr8's proprietary technologies to industry leaders.

The Microarray Market Opportunity

     OptArray microarraying slides were our first commercial products derived from the OpTest assets. Microarrays typically consist of a microscopic grid of thousands of spots of a test chemistry on a glass slide. Each spot is made of a different variation of a test probe molecule, such as a unique short length of synthetic DNA that has a particular gene sequence. The researcher exposes a sample, such as extracts from a cell culture or serum, to the microarray. After incubation, washing and labeling, a computerized scanner measures the amount of dye or label on each spot. The researcher can then compare the array pattern between two different samples, such as a tumor biopsy against normal tissue.

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

     We decided to enter the microarray market because it has been in existence long enough to prove the value of microarraying, but we believe that it still has most of its growth ahead of it. Although the current research market is attractive in itself, we believe that emerging market segments in drug discovery and molecular diagnostics have much greater potential. In particular, we believe that research trends suggest that new array-based methods for cancer diagnostics may drive market growth. In addition, we believe that microarray technology has reached a crucial juncture, and that our unique technology has the potential to resolve critical issues that now retard the next phase of market evolution. Customer experience with OptArray slides confirms our beliefs about the nature of OptiChem's superiority in bio-analytical assays such as gene arrays and protein arrays.

     On October 15, 2003, the Company signed a supply agreement and a letter of intent with SCHOTT Nexterion AG of Mainz, Germany ("Nexterion"). Nexterion is a wholly-owned division of SCHOTT Glas ("SCHOTT"), which is a leading European glass manufacturer. SCHOTT formed the Nexterion division in 2002 to enter the microarray market. In 2003, Nexterion acquired the microarray products of Quantifoil based in Jena, Germany, which is a market leader in the European microarray slide market.

     The supply agreement with Nexterion had a term of six months from October 15, 2003. The agreement also included an option for extension. The Company received sales revenues of approximately $78,310 from SCHOTT under the agreement through October 15, 2004.

     During the term of the supply agreement, SCHOTT purchased and resold Accelr8's OptArray microarray slides, which were manufactured at Accelr8's Denver facility, under the Nexterion brand as "Nexterion Slide H". Accelr8 was SCHOTT's sole supplier of permeable hydrogel microarraying slides during the term of the supply agreement. Accelr8 also provided sales training to SCHOTT'S U.S. salesmen, technical support to SCHOTT's customers, and additional sales prospects to SCHOTT.

     The letter of intent called for negotiation of a technology transfer license for Accelr8's OptiChem surface chemistry on microarraying slides. As of the filing of this Annual Report, we are still negotiating a licensing agreement with SCHOTT. Under the terms of the anticipated license agreement, SCHOTT would become the exclusive outsource manufacturer for OptArray products that have a specific designated coating formulation. SCHOTT would then have exclusive global distribution rights to those products for use in protein microarraying, and a non-exclusive license for DNA/RNA microarraying. We expect that the two companies will continue to cooperatively market the products.

     As of this filing of this Annual Report, the Company was also negotiating a new supply agreement with SCHOTT for fulfillment of slide orders prior to SCHOTT commencing manufacturing pursuant to the technology transfer license discussed above.

     We have also developed multi-well microtiter plates (OptiPlate) for multiplexed microarraying. With standard slides the user prints large arrays, typically 5,000 to 30,000 elements (but OptArray slides can hold more than 80,000 spots). These provide broad screening for scientists to identify genes or proteins whose level of expression changes with disease or in response to a drug, for example. Large arrays are still too costly (typically several hundred dollars per array) to use for validation studies in which the scientist needs to test a relatively restricted array (typically from fewer then 10 spots to several hundred spots) with many different samples.

     OptiPlate provides either 96- or 284-well plates, in which each well can contain a small array of up to 2,000 spots (in the 96-well version). This allows the scientist to validate candidate markers or drugs with a large number of test samples (such as blood samples from many different patients). Large research laboratories already own "high-throughput" robotics that automate fluid dispensing and analysis of microtiter plates. Standard microtiter plates contain one assay (test) per well. OptiPlate multiplexed array plates make it possible for labs to convert to array-based analysis and to multiply total assay throughput. For example, converting a standard immunoassay from a 96-well format to a 100-spot array per well would allow the lab to perform 100 times as many tests in a day. Multiplexing also shortens analysis time and cost per test. We believe that such massively parallel strategies will become important in future applications for drug discovery and diagnostic marker discovery.

     During 2004, we also conducted a first-phase research and development feasibility project funded by a major industrial microarray supplier for a custom OptiChem coating. The customer chose OptiChem based on initial feasibility studies that compared OptiChem with other commercial coatings and the customer's own internal coating developments. We delivered final test materials to the customer and are awaiting results of more extensive testing. If successful, we expect that the customer will continue development with the intent of creating a new coating for its manufactured products. Revenues from the project totaled $90,000, and final acceptance of completion terms were acknowledged in a written confirmation on October 18, 2004. Revenues will be recognized in the first quarter of fiscal 2005.

     Going forward, we intend to continue to selectively pursue additional high-potential opportunities in the microarray market.

Accelr8's Technology (OptiChem, QuanDx, and YoDx)

     The BACcelr8r embodies all three of Accelr8's wholly-owned core technologies: OptiChem surface chemistry, QuanDx optical detection, and YoDx accelerated assay processing. We believe that the same integrated technology combination will provide a platform for molecular analysis, as used in genomics and proteomics, and molecular diagnostics. We also expect that the benefits of such a system would be similar to those we expect from the BACcelr8r - very high sensitivity, rapid results, high reproducibility, and relatively low cost per test.

     The product architecture for integrated systems will be based on a fixed instrument and consumable assay substrates ("biochips" or "cassettes"). The instrument will contain computer boards, analyzer optics, electromechanical actuators, power supplies, and other subsystems that do not need to be disposable. The cassettes will contain the assay structure (such as an array), sample introduction ports, and couplings for fluids, electrical circuits, and optical interfaces. Cassettes may also contain reagents in small reservoirs. The disposable cassettes will contain most assay ingredients that cannot be re-used. In a typical application (such as the BACcelr8r), the operator will use one cassette per test and dispose of the cassette when the test ends.

     These high-performance systems depend on high-performance surface chemistry as the base of the assay itself. Conventional surfaces do not reduce background interference and improve the signal-to-noise ration to the extent necessary for high-sensitivity analyses. Therefore, we believe that OptiChem represents a key asset and provides us a strong competitive advantage.

     Of our technologies, we commercialized OptiChem first because it is essential to our product strategy. It also provided us with commercial products more quickly than was possible with instrumentation. We intend to continue using this model of licensing individual technology components as we progress toward completion of integrated system development that combines instrumentation with disposable OptiChem-coated assay substrates.

     OptiChem has unique properties that improve assay sensitivity by substantially lowering background interference. At the same time, it retains high capacity for immobilized assay components. As a result, OptiChem-coated assay substrates typically yield substantially higher signal-to-noise performance than alternative coatings, providing strong competitive advantages.

     Examples of materials that OptiChem sheds and that typically interfere with conventional surfaces include microbes, blood cells, blood and serum proteins, sticky proteins in cell culture lysates, and unbound dyes that remain after labeling test samples. Non-specific binding (also referred to as "adsorption" or "fouling") of such materials is a dominant noise factor that limits the sensitivity of bio-analytical assays. Customer experience demonstrates that OptiChem has superior non-fouling properties as compared with those of competitors.

     In creating a bio-analytical assay, the assay designer attaches probe molecules at desired locations on the activated substrate surface in any useful pattern such as a microarray grid. These reactive patches or spots provide "islands" of specific target analyte binding zones surrounded by a "sea" of extremely low non-specific binding surface. This contrast of low noise and high specific binding provides a very high signal-to-noise ratio that improves detection sensitivity.

     As the microarray market evolves away from its original research basis that uses purified laboratory materials, we believe that demand will shift increasingly toward new substrate properties. In particular, we believe that it will become essential to use surfaces that provide consistent results despite exposure to blood and tissue extracts.

     Management believes that the BACcelr8r substrates provide an excellent example of how OptiChem's unique properties make it possible to obtain unparalleled performance with complex natural samples. This ability reduces complexity of sample preparation, which often represents the most time consuming and error-prone step in laboratory analysis. In the BACcelr8r example, OptiChem coatings allow highly efficient capture of targeted species while substantially rejecting non-specific attachment of contaminant organisms and specimen matrix materials.

     QuanDx instrumentation counts individual particles by imaging the light scattered from the particles. This method applies to particles larger than the wavelength of the illuminating light and also to particles much smaller than the illuminating wavelength ("nano-particles" because their size is measured in nanometers, or billionths of a meter).

     The BACcelr8r will use QuanDx detection for part of its analytical input. In this case, the system detects light that scatters directly from the microbes themselves. We believe that QuanDx detection will provide very fast and highly sensitive response in the first BACcelr8r detection steps.

     In molecular analyses (such as microarraying), the operator can use nanoparticle detectors instead of conventional fluorescence or chemiluminescence dyes. Light scattered from nanoparticles yields vastly more photons than is possible with dye detection. This very large signal greatly simplifies detection as well as theoretically providing much higher sensitivity than dye-based detection. In addition, nanoparticle scattering does not suffer from degradation over time, which is a significant limitation with dyes.

     Particle-based detection also enables quantized or digital detection schemes for background reduction that are not possible with intensity-based measurements as needed with dye-based detection. QuanDx converts each nanoparticle binding event into a discrete identifiable image and then counts only individual light scattering images while ignoring all other images and background. The only noise that enters in is the non-specific binding of the nanoparticle to the assay substrate. Management believes that OptiChem coated substrates reduce non-specific background noise and maximize QuanDx's performance.

     Management believes that high sensitivity has become increasingly important for at least two reasons. First, researchers are tending to work more often with rare analyte materials in dilute forms. Second, assays that use very small quantities of reagents and analytes tend to be faster. Management believes that since QuanDx is based on microscopic observation, its ability to work with extremely small spots therefore maximizes the advantages of small scale.

     YoDx uses electrical fields to force charged materials - such as microbes or molecules - to move rapidly toward an assay capture or measurement surface. The BACcelr8r will use this technique to quickly drive individual bacteria (which carry a negative charge) from a sample onto an OptiChem-coated capture surface.

     For this assay, we coat OptiChem on top of a transparent base material that has a transparent, electrically conductive layer on its surface. We then print a capture agent, such as an antibody specific to a single bacterial species, in a small pattern on the OptiChem. After introducing a sample, we turn on the electrical field. In a typical experiment in our development program, the bacteria from the sample concentrate at the surface and bind to the capture agent in less than 120 seconds. The BACcelr8r then proceeds to analyze the characteristics and behavior of the individual bacteria (which remain captured).

     In contrast, conventional microbiological methods usually require one to five days to grow enough organisms to the level required by current standard analytical methods.

     Management believes that the BACcelr8r project illustrates the importance of discovering new ways to perform analyses at very small scale with high sensitivity and ultra-low interference. Standard microbiology uses multiple, long growth cultures to determine an infectious organism's identity, quantity, and susceptibility to antibiotics. In the best case, these methods require at least 30 hours to provide results, but typically require 2-5 days. In contrast, our goal for the BACcelr8r is to produce an even more complete microbiological analysis in less than eight hours and interim organism identity and quantity in less than one hour.

     Similar principles apply to other versions of the integrated platform. We believe that by developing this system we will be in position to offer a customizable platform with short time to market for other companies who are in the business of marker discovery useful for drug discovery, molecular diagnostics, and other important vertical markets.

     In addition, our technologies have potential application in other products and markets. Examples include pathogen testing for food and water safety, bio-defense, biosensors, and laboratory analytical tools. In addition, OptiChem coatings may have opportunities in microbial biofilm inhibition, pharmaceutical packaging, and other areas.

Competition

     The BACcelr8r will enter a market niche whose constituent hospital laboratories now use automated bacterial culturing, identification, and antibiotic susceptibility testing systems. Leading suppliers of such systems include Becton Dickinson (NYSE: BDX), Dade Behring (NASDAQ: DADE), Trek Diagnostics (private), and bioMerieux (France). These products provide broad-based culturing and analysis of a wide variety of bacteria. In contrast, we intend to position the BACcelr8r as a disease-specific analysis and monitoring system for critically ill patients using small and specific subset of bacterial pathogens.

     We believe that we will not need to displace installed culturing systems in order to sell the BACcelr8r. We have identified specific disease indicator
(BUGS) where there is an urgent clinical need for rapid detection and an associated financial consideration for cutting unreimbursed hospital costs that we believe can only be met by the BACcelr8r.

     Identified potential future competitors include many companies who are attempting to develop diagnostic platforms based on gene-based analyses such as PCR (polymerase chain reaction or gene amplification). However, we believe that the need to determine antibiotic susceptibility presents far too complex a challenge for gene-based products to overcome in the foreseeable future. In addition, we believe that FDA approval will require very long delays for such unprecedented methods. In contrast, the BACcelr8r embodies long-established analytical principles that we believe will not cause the FDA to view them in the same way as unproven methods such as gene analysis, although there can be no assurance that FDA will not change its viewpoints in the future.

     Approximately 20 companies around the world sell activated slides for use in microarray printing. However, only a few of these produce high-performance products that we view as competing with OptiChem coated microarraying substrates.

     Although Corning (NYSE:GLW) commands market leadership in activated microarray slides, we do not compete directly with Corning. OptArray targets the emerging need for high performance microarraying slides whereas Corning and others produce lower-cost products primarily for first-generation DNA expression arraying. Other companies that have similar products include TeleChem International (private), Erie Scientific (Apogent, acquired by Fisher Scientific in 2003), and SCHOTT Nexterion.

     In October 2003, General Electric (NYSE: GE) acquired Amersham PLC. Amersham markets activated slides and manufactured microarrays under the CodeLink(TM) brand. The coating on CodeLink slides is a hydrogel polymer that competes with our OptArray slides. However, we view GE as a potential customer and their supplier, SurModics Inc. (NASDAQ: SRDX), as a competitor in surface coatings.

     A number of particle-based assays are on the market. However, we believe that they do not contain the superior qualities of QuanDx and do not count single particles.

     In 2003, Boekel Scientific (private) licensed certain intellectual property from the University of Pennsylvania that is related to certain aspects of YoDx. Boekel produces hybridization ovens that are used in research labs, including microarray labs. The licensed technology might be used in a way that resembles some of the YoDx methods and is intended for microarray DNA hybridization applications.

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

     In addition to our licensing model, we sell certain types of stock OptArray products to end-users such as manufacturers of proprietary microarrays. While some companies would prefer to license OptiChem and integrate it into their production lines, others prefer to purchase OptiChem-coated substrates for application of their proprietary DNA and protein libraries. We intend to serve the needs of both types of customer.

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

Business Strategy

     Our business strategy is to specialize in advancing the technology of surface coatings used in bio-analytic substrates and to advance the technology of assay instrumentation by increasing speed and sensitivity while lowering cost. We intend to pursue this goal by conducting our own research and development programs and also by seeking to acquire or license important advances developed outside of the Company.

     We intend to offer our industrial customers the highest available performance in critical materials and subsystems. This will allow our customers to concentrate their resources on their own core competencies and strategic assets.

     We believe that our intellectual property portfolio of technologies especially suits opportunities in medical markets for both laboratory diagnostics and point of care diagnostics.

     In the future, we may offer various forms of alliances, including potential licensing, with other companies with the intent of jointly developing integrated systems for specific applications. Management believes that certain applications, such as the diagnosis of infectious disease, are likely to yield products that can also adapt to other applications, such as pathogen testing for bio-defense or food safety.

     In order to prove the commercial importance of advanced system designs, we have decided to produce one or more complete analysis products that incorporate QuanDx and YoDx instrumentation and OptiChem-coated substrates. The BACcelr8r provides an example for laboratory diagnostics.

Customers

     During the fiscal year ended July 31, 2004, revenues from the sale of OptiChem products to Nexterion in the amount of $65,166 (54.9%) and to SomaLogic in the amount of $35,200 (29.7%) represented 84.6% of our total revenues. We continue to evaluate products and the sale of products used in the internal development of other companies. We are still engaged in research and development with respect to the OptiChem, QuanDx, and YoDx technologies. We believe that the selling cycle (to a customer) for a product such as OptiChem will average about nine to twelve months, because of the need to integrate our products into the customer's production processes.

Marketing and Sales

     We currently market our technologies to potential industrial customers through five primary routes:

o Public presentations at scientific symposia attended by key scientific staff and research and development decision makers from targeted companies and institutions.

o Invited presentations at targeted companies by our own scientists or consulting academic scientists.

o Telephone calls, emails, express letters, and personal visits to key executives, business development managers, marketing managers, and research and development managers at targeted companies.

o Our web site (www.accelr8.com), the content of which is technical in nature and targeted at scientists within prospective accounts.

o Exclusive and non-exclusive agreements with well established distributors and manufacturers who have demonstrated effective marketing and have existing sales channels.

     We believe that the "executive selling" process helps to assure that high-quality, effective information is presented directly to individuals who have decision making authority or who have strong influence over decisions to adopt novel technologies in their business's product development programs.

     We intend to continue to expand our exposure by means of research papers in technical journals, feature articles in the trade press, and advertising.

Operations

     We own all of our laboratory equipment, including a high sensitivity scanner and a high precision microarray printer for microarray manufacturing, in our mid-volume production facility. We lease approximately 6,400 square feet of space for the laboratory and administrative offices. Within the laboratory facility we constructed a cleanroom pilot production operation. We believe the facility has adequate capacity spin coating equipment, and support staff to implement the current product development plan.

     We have instituted a program to secure second sources for all materials used in OptiChem formulation, and have succeeded in qualifying multiple sources for the most critical constituent. We have successfully replaced our original vendor for this material with one of these alternative vendors.

     We conduct an aggressive research and development program to expand our intellectual property portfolio and to adapt our licensable technologies to specific applications. Research and development programs include new physical coating methods for production of different substrate formats, additional methods for linking coatings to base materials, and additional functionalization for new applications. During the years ended July 31, 2004 and 2003, we spent approximately $554,416 and $554,934, respectively, on research and development activities.

     QuanDx and YoDx instrumentation require certain components that are custom-fabricated to our specifications. These components include printed circuit boards for controller electronics, optical components such as custom lenses, injection-molded plastic components, and machined mechanical components. In all applicable cases, we will own the production tooling and will be able to qualify secondary sources. We plan to maintain inventory levels sufficient to bridge any second-source response times and include an adequate safety factor.

     We intend to license to an established outsource manufacturer for production of microarray slides in the future. We will continue to use our own cleanroom pilot operation for ongoing product development and process engineering. As we approach commercialization for instrumentation, we plan to engage experienced instrumentation outsources to produce finished goods.

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

     We have two patents that cover certain aspects of OTER technology. Most recently, we received notice from the U.S. Patent and Trademark Office for the issuance of patent number 6,274,384 for a "method for specific substance and molecule detection." The patent claims the analytic methods associated with an apparatus in previously issued U.S. patent 5,958,704 for a "sensing system for specific substance and molecule detection." We are also processing additional divisional OTER patent applications (U.S. and international). While we believe the OTER technology could be a viable technology with additional development, we have opted to discontinue development at this time to concentrate our resources on the technologies that currently have a larger market with greater demand. During the year ended July 31, 2003, the Company recorded an impairment loss of $188,359, representing the unamortized cost of the OTER technology purchased from DDx. During the year ended July 31, 2004 there was a loss on abandoned trademarks of $10,316 as the QuanDx trademark was abandoned as it became part of BACcelr8r.

     We have United States and PCT patents pending on QuanDx instrumentation, and believe that the patent application covers areas that are critical for QuanDx protection.

     In June, 2001, we filed our first provisional patent application for OptiChem surface chemistry and later converted that provisional application into a series of non-provisional applications. The full application is now being prosecuted. We believe the application has the potential to provide relatively broad protection for the unique surface chemistry. We plan to file a series of new provisional applications and continuations to expand protection over a broad base related to surface chemistry.

         In July 2003, we acquired the rights to YoDx. Provisional United States and PCT patent application were filed in July 2003. They were converted to non-provisional applications in 2004. The applications cover a broad area of novel methods and device designs for assay incubation and detection of nanoparticles.

     In addition to our own inventions, we review patent filings, commercial venues, and scientific publications for new opportunities. Where appropriate, we may acquire or license significant new intellectual property that complements our proprietary positions or that enables us to enter significant new market niches.

     Late in 2002, Oxford Gene Technology ("OGT," Oxford, England) launched an aggressive, industry-wide patent litigation campaign. Although OGT filed suit against six companies, they appear to also have sent letters to a great many more companies in an attempt to force licensing. Accelr8 had several communications with OGT and a meeting during fiscal 2004. The meeting between senior executives of both companies resulted in amicable relations. In addition, SCHOTT (our global distributor) states that they obtained a license from OGT that covers all products sold by SCHOTT for microarraying. However there can be no assurance that OGT may not change its position in the future.

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

     The Company has secured trademarks for:

          o    Baccelr8r(TM);
          o    OptArray(TM);
          o    OptiChem(R);
          o    OptiPlate(TM);
          o    QuanDx(TM); and
          o    YoDx(TM).

Employees and Consultants

     We have twelve full-time employees and contracts with five consultants. We have not entered into any collective bargaining agreements.

Factors That May Affect Future Results

     Dependence On Key Employees. Our success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on our results of operations. We carry key man life insurance in the amount of $5 million on Thomas V. Geimer.

The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance would be sufficient to compensate us for the loss of Mr. Geimer, and these policies do not provide any benefits to the Company if Mr. Geimer becomes disabled or is otherwise unable to render services to the Company. Further, the loss of David Howson as President of the Company may have a significant adverse effect upon the Company and its business. We believe that our continued success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market new and enhanced products and to conduct our operations successfully.

     Need To Develop Market For Products. We have received only nominal revenue from sales based on products using the new OptiChem, QuanDx, and YoDx technology. Our competitors manufacture and market products that are similar to ours. Our principal competitors and the areas in which they compete with us are described more fully in "Competition." While we have received nominal revenues from sales, there is no assurance that we will be successful in marketing our products.

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

     Our Products Could Infringe On The Intellectual Property Rights Of Others. Due to the very significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by entities operating in the industry in which we operate, we believe that there is a significant risk of litigation arising from infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us or our licensees. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe on a third party's proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to us and divert the efforts of our technical and management personnel.

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

     Control By Management. At October 15, 2004, our officers and directors owned of record approximately 1,007,850 or 10.12% of the outstanding shares of Common Stock of Accelr8. If they exercise all of the options that they currently hold, they will own 1,432,850, shares of our Common Stock or 13.80% of the then outstanding shares of Common Stock of Accelr8. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares Eligible For Future Sale. As of July 31, 2004, we had reserved 1,000,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 712,500 shares were outstanding as of July 31, 2004 ("Plan Options"). The 1,129,110 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at $0.24 per share on October 14, 1997, and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust, we will hold the shares in the trust, and carry them as treasury stock. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 12 to the Financial Statements for further information. Additionally, DDx owns 1,606,793 shares of our common stock or 16.13% of the number of outstanding shares of Accelr8 which may be sold pursuant to Rule 144. Sales of Common Stock underlying Plan Options or by DDx may adversely affect the price of the Common Stock.

     The Loss Of One Or More Of Our Major Clients Could Significantly Reduce Our Revenue. During the fiscal year ended July 31, 2004, revenues from the sale of OptiChem products to Nexterion in the amount of $65,166 (54.9%) and to SomaLogic in the amount of $35,200 (29.7%) represented 84.6% of our total revenues. During the fiscal year ended July 31, 2003, sales to SomaLogic represented 72.5% of revenues. There can be no assurance that revenue from any customer will continue at their historical levels. Loss of one or more of our current clients, particularly the clients listed above, could have a material adverse effect on our business, financial condition and results of operations. If we cannot broaden our customer base, we will continue to depend on a few clients for the majority of our revenue.

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

     We Have A Single Manufacturing Facility And We May Lose Revenue And Be Unable To Maintain Our Client Relationships If We Lose Our Production Facility. We manufacture all of the products we sell in our existing production lab in Denver, Colorado. We currently can manufacture approximately 4,000 coated slides per month running one shift per five-day work week. If our production facility becomes incapable of manufacturing products for any reason, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers. Without our existing production facility, we would have no other means of manufacturing products incorporating our coating technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing licensees resulting from our inability to produce products for them.

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

     Our Results Of Operations Will Be Adversely Affected If We Fail To Realize The Full Value Of Our Intangible Assets. As of July 31, 2004, our total assets included $4,070,832 of net intangible assets. Net intangible assets consist principally of costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset. During the fiscal year ended July 31, 2004, the Company recorded an impairment of $10,316 for trademark abandonment.


     During the fiscal year ended July 31, 2003, we completed our impairment testing, which resulted in an impairment loss of $188,359 representing the unamortized cost of the OTER technology purchased from DDx. While we believe the OTER technology could be a viable technology with additional development, we opted to discontinue its development to concentrate our resources on the technologies that currently have a larger market with greater demand.

     Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

Glossary

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

Item 2.   Description of Property.

     We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221. The monthly rent is $4,550 per month.

Item 3.   Legal Proceedings

     Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

     From November 21, 2000 to October 8, 2003, the Company's common stock traded on the NASDAQ Electronic Bulletin Board. On October 9, 2003, the Company's common stock began trading on the American Stock Exchange under the trading symbol AXK.

     The table set forth below presents the range, of the high and the low sales price per share of Common Stock on a quarterly basis.

         Quarter Ended                        High              Low

         Fiscal 2004
         October 31, 2003                    $4.80            $2.25
         January 31, 2004                     3.66             2.10
         April 30, 2004                       3.30             2.35
         July 31, 2004                        3.17             2.10

         Fiscal 2003
         October 31, 2002                    $1.19            $0.60
         January 31, 2003                     1.69             1.01
         April 30, 2003                       1.22             0.97
         July 31, 2003                        6.95             1.07


     On October 15, 2004, the Company had approximately 170 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. The Company believe that there are approximately 1,525 beneficial owners of its Common Stock.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. To date, no dividends have been declared by the Board of Directors, nor does the Board of Directors anticipate declaring and paying cash dividends in the foreseeable future.



Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2004:

---------------------------------------------------------------------------------------------------------
                                  Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------
      Plan Category              Number of              Weighted-              Number of securities
                               securities to         average exercise         remaining available for
                               be issued upon           price of           future issuance under equity
                                  exercise            outstanding               compensation plans
                               of outstanding           options,              (excluding securities
                                  options,            warrants and                 reflected
                            warrants and rights          rights                 in the 1st column)
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation               712,500                 $1.85                      210,000
Plans approved by
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation              200,000(1)               $2.25                        N/A
Plans not approved by
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Total                              912,500                $1.94                      210,000
-------------------------- ----------------------- -------------------- ---------------------------------

     (1) In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms as the Company's Non-Qualified Stock Option Plan upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology or (b) a change in control of the Company prior to the expiration date of the options. As of October 15, 2004, the contingent provisions have not been met and the options have not been granted.


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

     On January 18, 2001, Accelr8 purchased the OpTest technology assets from
DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem) and quantitative instrument (QuanDx). Our proprietary surface chemistry and its quantitative instruments support rapid assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. Presently the Company sells advanced microarray slides coated with its proprietary OptiChem activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. This property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

                                       23

     On October 15, 2003 we entered into a supply agreement with SCHOTT Nexterion of Jena, Germany, which included a right to distribute during the term. Under the terms of the supply agreement, Nexterion purchased and resold Accelr8's OptArray microarray slides under the Nexterion brand and Accelr8 manufactured the microarraying products in its Denver facility.

     In fiscal 2005 we intend to complete technical studies on materials and processes to be used in the BACcelr8r system. We also intend to begin BACcelr8r product design and development in fiscal 2005. With microarraying products, we plan to continue manufacturing hydrogel slides for resale to distributors and end users. In addition, we expect to conduct further custom OptiChem coating development in projects funded by industrial customers.

     On July 30, 2004, we completed the sale of the assets related to the Software Migration Business, which consisted of tools for legacy-code modernization and the resale of third-party software to Transoft Group Ltd (the "Asset Sale"). The aggregate purchase price of the Asset Sale was $500,000; which was payable $100,000 in cash and the Company was issued a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance payable quarterly. In addition, the purchase price included the assumption of support obligations under pre-existing support and maintenance agreements. The assets, liabilities, results of operations and cash flows for the Software Migration Business have been classified as Discontinued Operations in the financial statements.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2004 and 2003 and for each of the two years in the period ended July 31, 2004 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.







                  [REMAINDER OF THIS PAGE LEFT BLANK INTENTIONALLY]

                                                    Year Ended July 31,
                                                    -------------------
   Statement of Operations Data:                2004                  2003
                                                ----                  ----
                                           (In thousands, except per share data)

OptiChem Revenue                                      $119                  $53
                                           ---------------       ---------------

Loss from continuing operations                      (1699)              (1,757)
Gain on sale of discontinued operations                621                 --
Income from discontinued operations                    168                  381
Net loss                                              (909)              (1,376)
Weighted average shares outstanding              9,961,210            9,510,594

Basic and diluted net loss per share
Continuing Operations                              $  (.17)             $  (.18)
Discontinued Operations                            $   .08              $   .04
                                                   -------              -------
                                                   $  (.09)             $  (.14)



Balance Sheet Data:                                2004                  2003
                                                   ----                  ----

Working capital                               $      7,257         $      8,410
Current assets                                       7,504                8,777
Current liabilities                                    247                  367
Total assets                                        12,725               13,745
Total liabilities                                      988                1,016
Shareholders' equity                                11,737               12,729

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

         Fiscal year ended July 31,                        2004           2003
                                                           ----           ----
         Total revenues from continuing operations         100%           100%
         Cost of sales                                     (55)           (34)
         General and administrative                       (758)        (1,279)
         Marketing and sales                               (67)          (473)
         Research and development                         (467)        (1,051)
         Depreciation                                      (41)           (53)
         Amortization                                     (198)          (488)
         Loss (gain) on disposal of fixed assets             -            (16)
         Impairment loss                                     -           (357)
         Abandoned trademark                                (9)             -
         Other (expense) income, net                        62            287
         Income tax benefit                                  -             37
         Loss from continuing operations                (1,432)        (3,328)
         Gain on sale of discontinued operations           524              -
         Income  from discontinued operations              142            722
                                                           ---          -----
         Net loss                                         (767)%       (2,606)%
                                                          ======       ========



Changes in Results of Operations: Year ended July 31, 2004 compared to year ended July 31, 2003.

     On July 30, 2004, the Company completed the sale of the assets related to the Software Migration Business. See Note 9 to the financial statements for details. As a result, the following revenues, costs, and expenses relate only to the continuing operations of the Company.

     OptiChem revenues for the year ended July 31, 2004 were $118,614 as compared to $52,794 for the year ended July 31, 2003, resulting in an increase of $65,820, or 124.67%. The increase in OptiChem revenues is primarily the result of increasing number of slides sold to Schott Nexterion AG.

     During the year ended July 31, 2004, sales to the Company's two largest customers were $65,116 and $35,200, representing 55% and 30% of the Company's revenues. During the year ended July 31, 2003, sales to the Company's largest customer was $38,295, or 73% of revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Cost of sales for the year ended July 31, 2004 was $65,630 compared to $18,100 as compared to the year ended July 31, 2003, an increase of $47,530 or 263%. This increase was primarily the result of the increase in sales and price changes in new material and labor.

     General and administrative expenses for the year ended July 31, 2004 was $899,098 as compared to $675,358 during the year ended July 31, 2003, an increase of $223,740, or 33.13%. The following summarizes the major components of the changes:

                                                                                     Increase
                                                 2004               2003            (Decrease)
     Consulting Fees                           $65,348           $ 35,990             $29,358
     Corporate and Shareholder                 145,183             45,223              99,960
     Corporate Insurance                        73,745             96,448            (22,703)
     Deferred Compensation                      91,906            129,114            (37,208)
     Employee Benefits and Payroll Taxes       118,637             69,683              48,954
     Salaries                                  268,973            208,536              60,437
     Travel                                     12,075              3,758               8,317
     Legal                                      58,078             31,987              26,091
     Miscellaneous Other Categories             65,153             54,619              10,534
                                                ------             ------              ------
                                              $899,098           $675,358            $223,740
                                              ========           ========            ========


     The increased consulting fees were largely due to the Company's intellectual property consultant working twelve months in the year ended July
31, 2004 as compared to seven months during the year ended July 31, 2003.
Corporate and shareholder expenses rose primarily because (i) of the payment of the original listing fee for the American Stock Exchange in the amount of $55,000 plus ten months of the annual fee during the fiscal year ended July 31, 2004, (ii) retention of an investor relations firm for six months during the fiscal year ended July 31, 2004, and (iii) the ongoing expense of travel to shows and other related expenses in an effort to increase the Company's profile within the scientific and investment communities. Corporate insurance decreased because of a reduction in cost of the directors, officers, and Company reimbursement liability coverage. Deferred compensation decreased due to the change in market value of the securities held in the deferred compensation trust at July 31, 2004. Salaries increased due to a former consultant becoming employed as president of the Company, with the result that his salary is now charged to general and administrative expense plus salary increases paid to other full time scientific employees. Legal, payroll taxes, employee benefits and travel expenses also rose in the normal course of business.

                                       26

     Marketing and sales expenses for the year ended July 31, 2004 were $79,269 as compared to $249,720 during the year ended July 31, 2003, a decrease of $170,451 or 68.26%. This decrease was primarily the result of a decrease in the marketing and sales allocation of consultant stock option expense, accounted for using variable accounting whereby the option value was decreased as a credit to expense due to the decrease in the Company's common stock value. Additionally, consulting fees decreased $40,000, as a previous consultant is now President of the Company and is no longer charged to marketing and sales but to general and administrative salaries.

     Research and development expenses for the year ended July 31, 2004, were $554,416 as compared to $554,934 during the year ended July 31, 2003, a decrease of $518. Major changes within the totals were a decrease in the research and development allocation of consultant stock option expense, accounted for using variable accounting whereby the option value was decreased as a credit to expense due to a decrease in the Company's stock value which was offset by an increase in number of scientific personnel salaries in the amount of $105,000.

     Depreciation for the year ended July 31, 2004 was $48,298 as compared to $28,078 during the year ended July 31, 2003, an increase of $20,220 or 72.02%. The increased depreciation was primarily the result of additional laboratory equipment being placed into service and depreciated.

     Amortization for the year ended July 31, 2004 was $234,495 as compared to $257,846 during the year ended July 31, 2003, a decrease of $23,351 or 9.06%.

     During the year ended July 31, 2004 there was no loss on asset disposal as compared to a loss of $8,345 for the year ended July 31, 2003.

     For the year ended July 31, 2004 there was no loss on impairment as compared to a loss of $188,359 for the year ended July 31, 2003. The impairment loss during the year ended July 31, 2003 represents the unamortized cost of the OTER technology purchased from DDx.

     During the year ended July 31, 2004 there was a loss on abandoned trademarks of $10,316 as compared to no loss on abandoned trademarks for the year ended July 31, 2003. The product that was protected by the QuanDx trademark has become part of BACcelr8r.

     As a result of these factors, loss from operations for the year ended July 31, 2004 was $1,772,908 as compared to a loss of $1,927,946 during the year ended July 31, 2003, a decrease of $155,038 or 8.04%, as compared to loss from operations for the year ended July 31, 2003.

     Interest income for the year ended July 31, 2004 was $64,259 as compared to $103,052 during the year ended July 31, 2003, a decrease of $38,793 or 37.64% as compared to the year ended July 31, 2003. This decrease was primarily due to decreased interest rates (85%) and decreased amount of investment (15%).

    Unrealized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2004 was $7,852, compared to unrealized gain of $86,631 for the year ended July 31, 2003. The unrealized gain was a result of the appreciation of the underlying securities. The total of the realized gain and unrealized gain in marketable securities is reflected as deferred compensation and included in general and administrative expenses.

     Realized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2004 was $1,975, as compared to a loss of $38,343 for the year ended July 31, 2003. The gain was the result of selling trust investments the reinvestment of interest and dividends.

     For the year ended July 31, 2004, gain on sale of discontinued operations was $621,191. See Note 9 to the financial statements.

     For the year ended July 31, 2004 income from discontinued operations was $168,210 as compared to income of $381,348 for the year ended July 31, 2003. See
Note 9 to the financial statements.

     As a result of these factors, net loss for the year ended July 31, 2004 was $909,421 as compared to $1,375,827 during the year ended July 31, 2003, a decreased loss of $466,406 or 33.90%.

Impairment of Intangible Assets

     The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. At fiscal year end, management obtained an independent fair value determination of the Company's intellectual property which indicated no impairment of these assets. During the fiscal year ended July 31, 2003, the Company determined that the carrying amount of $188,359 for the OTER technology was impaired, and wrote down the fair value of the asset with a charge to operations.

Capital Resources and Liquidity

     As of July 31, 2004, the Company had $7,233,430 in cash and cash equivalents, a decrease of $1,478,521 from $8,711,951 at July 31, 2003. The primary reasons for change in cash and cash equivalents were cash used by operating activities of $1,428,038 and investment in new scientific equipment, patents, and trademarks of $188,178, and funding of the deferred compensation plan of $75,000, net of $50,000 in cash received on the sale of the software business and $162,695 in cash provided from the software business.

Operating Activities

     The Company believes that its existing cash balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital expenditures and other liquidity requirements with its existing operations over the next twelve to twenty four months. Net cash used in operating activities was $1,428,038 for the fiscal year ended July 31, 2004.

     The major reasons for cash used by operations are detailed below:

     Net loss from continuing operations                            $(1,698,822)
     Less
        Depreciation and amortization                                   282,793
     Plus
         Change in value of consultants stock options due
         to decrease in value of the Company's stock                    (83,083)

     Change in assets and liabilities                                    77,664

     Other                                                               (6,590)


     As compared to the fiscal year ended July 31, 2003, the Company's current assets decreased 15% from $8,777,273 to $7,504,195 and the Company's liquidity during the same period, as measured by cash and cash equivalents, decreased by 17.0% from $8,711,951 to $7,233,430. The Company's working capital decreased by 14% from $8,410,443 to $7,257,408 and shareholders' equity decreased 8.0% from $12,729,144 to $11,736,640 as a result of a net loss of $909,421 and decrease in value of stock options issued to independent consultants totaling $83,083.

Investing Activities

     Net cash used in investing activities was $263,178, for the fiscal year ended July 31, 2004, due to capital expenditures of $128,469 purchases of intellectual property of $59,709 and contribution to the deferred compensation trust of $75,000.

Capital Commitments

     As of July 31, 2004, the Company had one outstanding lease commitment in the amount of $168,628 over the next three years and an employment agreement with our Chairman and Chief Executive Officer which calls for the aggregate payments of approximately $863,750 over the next 41 months. See Note 12 to financial statements "Operating Leases" and "Employment Agreement." Other than the items mentioned above, management currently expects minimal capital expenditures for the next 12 months.

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

     In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities". FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

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

Revenue Recognition

     We generate revenue as follows:

          |X|  Consulting revenue is recognized as services are performed.

          |X| OptiChem revenue is recognized upon shipping of the product to the customer.

          |X| Deferred revenue represents amounts billed but not yet earned under consulting agreements.

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2004, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

Impairment of Long-Lived and Intangible Assets

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

          |X| significant underperformance relative to expected historical or projected future operating results;

          |X| significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

          |X|  significant negative industry or economic trends;

          |X|  significant decline in our stock price for a sustained period;
               and

          |X|  our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our judgments regarding the existence of impairment indicators are also based on legal factors, market conditions and expected future operational performance of related product lines of the identifiable intangible. Future events could cause us to conclude that impairment indicators exist and that our identifiable assets are impaired. Management believes that the amounts carried on our balance sheet are recoverable, and that our intangible assets are not impaired at this time.
Management's belief is based upon an independent valuation of our intangibles that was obtained from a third party valuation firm and management's assessment of the fair value of our intangibles. Our intangibles constitute a significant portion of our assets, and as a result, any resulting impairment loss could have a material adverse impact on our financial condition and results of operations in the future. We also evaluate the remaining estimated useful lives of each asset each reporting period and determine whether events or circumstances require revised useful lives.

Research and Development

     Research and development expenses are expensed as incurred. Research and development expenses include salaries and related expenses associated with the development of our technology and include compensation paid to engineering personnel and fees to consultants.

Contractual Obligations

     The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2004. Lease amounts based on renegotiated lease as of October 01, 2004.

                           Contractual Obligations(3)

Payments Due By Period
                                  Total    1 to 3 years    4 to 5 years     More than
                                                                             5 years
Office and Laboratory Lease     $168,628     $168,628           $0             $0
Payments(1)
Thomas V. Geimer Employment     $863,750     $720,000       $143,750           $0
Contract(2)

(1) Includes monthly deposits for taxes and assessments, landlords liability insurance and common facilities charges. We have a three-year lease agreement that began on October 1, 2004 for our office and laboratory located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221.

(2) Calculated as of July 31, 2004. Mr. Geimer's employment agreement expires on December 31, 2007. See "Item 10-Executive Compensation."

(3)  Excludes accounts payable and accrued liabilities.

Item 7.  Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8 . Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure

     Not Applicable.

                                       31

Item 8A.  Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2004. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

     Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.


      Directors, Executive Officers, and Key Employees and Key Consultants

      Thomas V. Geimer                  57   Secretary, Chief Executive Officer,
                                             Chief Financial Officer, Chairman
                                             of the Board
      David C. Howson                   61   President
      Charles E. Gerretson (1)          58   Director
      A. Alexander Arnold III (1)       64   Director
      Michael J. Lochhead, Ph.D.        39   Senior Scientist
      Charles Greef, Ph.D.              46   Senior Scientist
      Steven W. Metzger                 30   Senior Scientist
      David W. Grainger, Ph.D.          43   Chairman, Scientific Advisory
                                             Board, Consultant
      David Goldberg, Ph.D.             49   Consultant
      S. Scott Saavedra, Ph.D.          44   Consultant
      Henry White, Ph.D.                51   Consultant
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

     David Howson became the President of the Company in April 2004. Previously Mr. Howson was a consultant to the Company and had acted as the Director for Business Development since January 2001. Mr. Howson is responsible for coordinating business plan development and execution. Before assuming responsibilities at the Company, Mr. Howson founded and operated the Altro Group, LLC, a medical technology consulting firm. His clients at Altro included medical industry leaders such as Pfizer, Boston Scientific, and Becton Dickinson. Mr. Howson had previously founded and managed three companies for advanced medical devices. From 1966 through 1970, Mr. Howson was enrolled in the Neurobiology Doctoral Program at Cornell University and received a Bachelor of Science degree from Hobart College in 1966.

     A. Alexander Arnold III has served as a director of the Company since September 1992. For the past 25 years Mr. Arnold has served as a Managing Director of Trainer, Wortham & Co., Inc., a New York City-based investment counseling firm. Mr. Arnold received a Bachelor of Arts degree from Rollins College in 1964 and a Masters of Business Administration from Boston University in 1966.

     Charles E. Gerretson was appointed a director of the Company on July 19, 2003. For the past 28 years, Mr. Gerretson has served as the President of Gerretson Realty, Inc., a Denver Colorado based real estate firm, which Mr. Gerretson founded. Mr. Gerretson received a Bachelor of Science degree in Business Administration from the University of Minnesota in 1968. Mr. Gerretson was formerly a CPA with Arthur Andersen and Company and currently heads the Company's Audit Committee.

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

     Steven W. Metzger has been a research scientist with the Company since April 2001, and is now a Senior Scientist. From 2000 through 2001, Mr. Metzger was responsible for the implementation of merging core technologies at Heska Corporation. He was previously employed by Geo-Centers, Inc. under contract at the Naval Research Laboratory in Washington, D.C. where he focused on bio-warfare pathogen detection. Mr. Metzger received a Bachelor of Arts degree in Chemistry from Colorado College in 1996.

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

     David Goldberg, Ph.D. has been a consultant to the Company since October 2002. Dr. Goldberg received his Doctorate in Biology from the California Institute of Technology. He did postdoctoral studies at Harvard and at the Molecular Biology Laboratory of the MRC, Cambridge. Dr. Goldberg has wide-ranging expertise in analytical systems and engineering as well as molecular biology. He is the inventor of YoDx and has been an officer / founder of various startup technology companies that have focused on areas that apply to our business, i.e. vapor deposition sputtering and tunable thin film filter technologies.

     S. Scott Saavedra, Ph.D. has been a consultant to the Company since February 2002. Dr. Saavedra received his Doctorate in Analytical Chemistry from Duke University. Since 2003 he has been a Professor in the Department of Chemistry at the University of Arizona. Dr. Saavedra has expertise in analytical sensing devices based on biological thin films. His expertise on photonics enhanced our intellectual property for detection technology, particularly as it applies to optical imaging techniques.

     Henry White, Ph.D. has been a consultant to the Company since March 1, 2004. Dr. White received his Doctorate in Chemistry from the University of Texas in 1983. He is now a professor of chemistry at the University of Utah. Dr. White has expertise in "Electrochemistry in Nanoscale Domains" as well as "Magnetic Field Effects on Electrochemical Reactions": and plays an active role in our YoDx technology development. He currently consults to various agencies of the U.S. government.

Scientific Advisory Board

     The Company established a Scientific Advisory Board in 2003. Dr. David Grainger is Chairman. Additional members include Dr. David Goldberg, Dr. S. Scott Saavedra and Dr. Henry White.

Involvement in Certain Legal Proceedings

     On July 12, 2001, without admitting or denying any liability, Thomas V. Geimer consented to the entry of a final judgment in the United States District Court for the District of Colorado, Civil Action No. 99-D-2203. The final judgement enjoined Mr. Geimer from future violations of Section 13 of the Exchange Act, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder. In connection with the settlement, Mr. Geimer paid a civil penalty of $65,000. The costs of Mr. Geimer's defense plus the civil penalties were borne by the Company.

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Messrs. Arnold and Gerretson, the Company's independent directors. The Compensation Committee did not meet during the last fiscal year. The Audit Committee held five meetings during the last fiscal year. The Audit Committee's financial expert is Charles E. Gerretson.

Audit Committee Report

     The Audit Committee has reviewed and discussed with management the Company's audited financial statements as of and for the year ended July 31, 2004.

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

     Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2004 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

     A. Alexander Arnold III
     Charles E. Gerretson

Compliance With Section 16(a) of The Exchange Act

     Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2004, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that David Howson, President of the Company failed to timely file a Form 3 in April, 2004 and filed the Form 3 in May, 2004.

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

Item 10. Executive Compensation

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 2004, 2003 and 2002, of Thomas V. Geimer and David C. Howson, the Company's most highly compensated executive officers.



--------------------------- ----------------------------------------- ------------------------------------
                                      Annual Compensation                   Long Term Compensation
--------------------------- ----------------------------------------- ------------------------------------
Name and                    Fiscal        Salary          Other       Other Annual         Securities
Principal Position            Year                                    Compensation         Underlying
                                                                                             Options
--------------------------- ---------- -------------- --------------- ----------------- ------------------
Thomas V. Geimer            2004       $165,000       $75,000(1)      $      --                 --
  Chief Executive           2003       $142,500       $75,000(1)      $      --                 --
  Officer and Chief         2002       $100,507       $75,000(1)      $125,000(2)            200,000
  Financial Officer
--------------------------- ---------- -------------- --------------- ----------------- ------------------
David C. Howson             2004       $102,039(3)         --         $      --                 --
  President                 2003       $ 95,500(4)         --         $      --                 --
                            2002       $ 60,000(4)         --         $      --               50,000
--------------------------- ---------- -------------- --------------- ----------------- ------------------

---------------------------
(1)  Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2004 and 2003.

(2) The Company reimbursed Messr. Geimer on an after tax basis for civil penalties paid by him in connection with the settlement of the SEC matter.
     (See "Item 10 - Involvement in Certain Legal Proceedings").

(3)  Includes $66,500 paid to Mr. Howson as a consultant from August 1, 2003 to
     March, 2004.

(4)  For services performed as a consultant to the Company.

Option Values

The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Geimer and Mr. Howson.


                 Aggregated Option Exercises in 2004 Fiscal Year
                        and Fiscal Year End Option Values

                     Shares                         Number of Unexercised         Value of Unexercised
                     Acquired on      Value         Options at Fiscal Year        In-the-Money Options
Name                 Exercise         Realized      End                           Fiscal Year End(1)
------------------------------------------------------------------------------------------------------------
                                                    Exer-            Unexer-      Exer-        Unexer-
                                                    cisable          cisable      cisable      cisable
                                                    -------          -------      -------      -------

Thomas V. Geimer          0              0           300,000              0       $262,000        $0

David Howson              0              0            50,000              0       $  4,500        $0
------------------------------------

     Value calculated by determining the difference between the closing sales price on July 31, 2004, of $2.34 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

Employment Agreement

     Effective December 1, 2002, we entered into a new employment agreement with our Chairman, Chief Executive Officer and Chief Financial Officer and Secretary,
Mr. Thomas V. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on

                                       36

December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2004 would be $863,750. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

Compensation Pursuant to Plans

     Deferred Compensation Plan. In January 1996, we established a deferred compensation plan for our employees. Contributions to the plan are provided for under the employment agreement detailed above. For each of the fiscal years ended July 31, 2004 and 2003, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2004 was made on October 13, 2004.

     On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,140,000 warrants and options to acquire 1,140,000 shares of the Company's Common Stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust, we will hold the shares in trust and carry the shares as held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 12 to the Financial Statement for further information.

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

     As of July 31, 2004, 300,000 options had been granted to the Company's Board members and certain consultants pursuant to the Non-Qualified Plan with 225,000 options outstanding and 75,000 options exercised. As of July 31, 2004, a total of 490,000 options had been granted to employees pursuant to the Qualified Plan with 487,500 options outstanding and 2,500 options exercised.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 15, 2004 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

     Name and Address of Beneficial Owner        Shares Beneficially Owned
     ------------------------------------        -------------------------
                                                   Number           Percent
                                                   ------           -------

     Thomas V. Geimer (1)                         348,700            3.39%
     7000 North Broadway, Building 3-307
     Denver, Colorado 80221

     A. Alexander Arnold III(2)                   938,000            9.35%
     845 Third Ave., 6th Floor
     New York, NY 10021

     Charles E. Gerretson(3)                       96,150            0.97%
     7000 North Broadway, Building 3-307
     Denver, Colorado 80221

     David Howson(4)                               50,000            0.50%
     7000 North Broadway, Building 3-307
     Denver, Colorado 80221

     Executive Officers and Directors           1,432,850            13.80%
     as a Group (4 persons)

     DDx, Inc.                                  1,606,793            16.13%
     7000 Broadway, Suite 3-305
     Denver, CO  80221
---------------------------------

(1) Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 9 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options. Includes 400 shares held in brokerage accounts for Mr. Geimer's children, in which Mr. Geimer has the power and authority to dispose of the shares held by these accounts.

(2) Includes 800,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts, but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 63,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 75,000 shares, which may be purchased by Mr. Arnold upon exercise of options.

(3) Includes 83,250 shares owned directly by Mr. Gerretson. Also includes 12,900 shares held in brokerage and retirement accounts of individuals in which Mr. Gerretson has the power and authority to dispose of the shares held by these accounts. Mr. Gerretson disclaims any beneficial ownership with respect to such shares.

(4) Includes 50,000 shares, which may be purchased by Mr. Howson upon exercise of options of which 25,000 options expire on May 6, 2005 and 25,000 options expire on May 6, 2006.

Item 12. Certain Relationships and Related Transactions

     During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2004, the Board of Directors had authorized deferred compensation totaling $675,000 since fiscal year 1996 to Mr. Geimer of which $600,000 had been funded. The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation was funded on October 13, 2004.

     In connection with the settlement reached with the SEC on July 12, 2001, we agreed to indemnify Thomas V. Geimer with respect to the civil penalties assessed against him on an after tax basis. For more information, please see "Item 10--Involvement in Certain Legal Proceedings."

     There were no other transactions or series of transactions for the fiscal year ended July 31, 2004, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits


     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Financial Statements

     The following financial statements of the Company are included in Item 7:

     Report of Independent Registered Public Accounting Firm-Anton Collins Mitchell LLP
     Balance Sheets as of July 31, 2004 and 2003
     Statements of Operations for the years ended July 31, 2004 and 2003 Statements of Stockholders' Equity for the years ended July 31, 2004 and 2003
     Statements of Cash Flows for the years ended July 31, 2004 and 2003 Notes to Financial Statements

Item 14.  Principal Accountant Fees and Services

     The aggregate fees billed by Anton Collins Mitchell LLP for professional services rendered for the audit of the Company's annual consolidated financial statements for the year ended July 31, 2004 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSBs was approximately $45,500.


Tax Fees

     The aggregate fees billed by Anton Collins Mitchell LLP for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal year ended July 31, 2004 and 2003 ("Tax Fees") were $0 and $1,025, respectively.

All other Fees

     Anton Collins Mitchell LLP did not perform any professional services than those set forth above for the fiscal years ended July 31, 2004 and 2003.

Audit Committee Pre-Approval Policies

     The Audit Committee shall pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, subject to any de minimus exceptions that may be set for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act which are approved by the Committee prior to the completion of the audit.

     None of the hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time permanent employees.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ACCELR8 TECHNOLOGY CORPORATION

Date: October 28, 2004                      By:  /s/  David C. Howson
                                               ---------------------------------
                                                      David C. Howson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 28, 2004                      By:  /s/  Thomas V. Geimer
                                               ---------------------------------
                                                      Thomas V. Geimer,
                                                      Secretary,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer

Date: October 28, 2004                      By:  /s/  James Godkin
                                               ---------------------------------
                                                      James Godkin, Principal
                                                      Accounting Officer

Date: October 28, 2004                      By:  /s/  A. Alexander Arnold III
                                               ---------------------------------
                                                      A. Alexander Arnold III

Date: October 28, 2004                      By:  /s/  Charles E. Gerretson
                                               ---------------------------------
                                                      Charles E. Gerretson

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                             JULY 31, 2004 and 2003

                         ACCELR8 TECHNOLOGY CORPORATION


                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1


BALANCE SHEETS                                                         F-2


STATEMENTS OF OPERATIONS                                               F-3


STATEMENTS OF SHAREHOLDERS' EQUITY                                     F-4


STATEMENTS OF CASH FLOWS                                               F-5


NOTES TO FINANCIAL STATEMENTS                                          F-6

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Shareholders
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation as of July 31, 2004 and 2003 and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation at July 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Anton Collins Mitchell LLP
Denver, Colorado
September 24, 2004



                                     ACCELR8 TECHNOLOGY CORPORATION
                                             BALANCE SHEETS
                                         JULY 31, 2004 AND 2003


                                                  ASSETS

                                                                      2004                    2003
                                                                  ------------            ------------
Current assets:
   Cash and cash equivalents                                      $  7,233,430            $  8,711,951
   Trade accounts receivable                                            15,948                   1,084
   Other accounts receivable                                            50,000                    --
   Inventory (Note 3)                                                   30,287                    --
   Prepaid expenses and other current assets                            33,972                  38,836
   Note receivable (Note 9)                                            133,333                    --
   Current assets of discontinued operations (Note 9)                    7,225                  25,402
                                                                  ------------            ------------
         Total current assets                                        7,504,195               8,777,273

Property and equipment, net (Note 4)                                   216,733                 137,767

Note Receivable (Note 9)                                               266,667                    --

Investments, net (Note 12)                                             666,305                 574,399

Intellectual property, net (Note 5 )                                 4,070,832               4,255,934
                                                                  ------------            ------------

Total assets                                                      $ 12,724,732            $ 13,745,373
                                                                  ============            ============


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $     96,844            $    148,097
     Accrued compensation and other liabilities                         46,793                  29,495
     Liabilities for discontinued operations (Note 9)                   43,150                 189,238
     Deferred revenue (Note 10)                                         60,000
                                                                  ------------            ------------
         Total current liabilities                                     246,787                 366,830
                                                                  ------------            ------------

Long-term liabilities:
     Deferred compensation (Note 12)                                   741,305                 649,399
                                                                  ------------            ------------
         Total long-term liabilities                                   741,305                 649,399
                                                                  ------------            ------------
         Total liabilities                                             988,092               1,016,229
                                                                  ------------            ------------

Commitments and Contingencies (Notes 6 and 12):

Shareholders' equity (Notes 6 and 11):
     Common stock, no par value; 11,000,000 shares
       authorized; 9,961,210 and  9,586,210 shares
       issued and outstanding, respectively                         12,863,020              12,488,020
     Stock to be issued                                                   --                   375,000
     Contributed capital                                               461,049                 544,132
     Accumulated deficit                                            (1,313,829)               (404,408)
     Shares held for employee benefit
       (1,129,110 shares at cost)                                     (273,600)               (273,600)
                                                                  ------------            ------------
          Total shareholders' equity                                11,736,640              12,729,144
                                                                  ------------            ------------

 Total liabilities and shareholders' equity                       $ 12,724,732            $ 13,745,373
                                                                  ============            ============

                                                        See accompanying notes to financial statements



                                       ACCELR8 TECHNOLOGY CORPORATION
                                          STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED JULY 31, 2004 AND 2003

                                                                 2004                     2003
                                                             -----------              -----------
Revenues (Note 8):
   OptiChem(TM) revenue                                      $   118,614              $    52,794
                                                             -----------              -----------
     Total revenues                                              118,614                   52,794
                                                             -----------              -----------

Costs and expenses:
   Cost of sales                                                  65,630                   18,100
   General and administrative                                    899,098                  675,358
   Marketing and sales                                            79,269                  249,720
   Research and development                                      554,416                  554,934
   Depreciation                                                   48,298                   28,078
   Amortization (Note 5)                                         234,495                  257,846
   Loss  on disposal of fixed assets                                --                      8,345
   Impairment loss (Note 5)                                         --                    188,359
   Abandoned trademark (Note 5)                                   10,316                     --
                                                             -----------              -----------

     Total costs and expenses                                  1,891,522                1,980,740
                                                             -----------              -----------

Loss from operations                                          (1,772,908)              (1,927,946)
                                                             -----------              -----------

Other (expense) income:
   Interest income                                                64,259                  103,052
   Unrealized holding gain on investments (Note 12)                7,852                   86,631
   Realized gain (loss) on sale of investments                     1,975                  (38,343)
                                                             -----------              -----------
     Total other income                                           74,086                  151,340
                                                             -----------              -----------


Loss from continuing operations before income tax benefit     (1,698,822)              (1,776,606)

Income tax benefit                                                  --                     19,431
                                                             -----------              -----------


Loss from continuing operations                               (1,698,822)              (1,757,175)

Gain on sale of discontinued operations (Note 9)                 621,191                     --

Income  from discontinued operations (Note 9)                    168,210                  381,348
                                                             -----------              -----------

Net loss                                                     $  (909,421)             $(1,375,827)
                                                             ===========              ===========

Net loss per share:

Continuing operations                                        $      (.17)             $      (.18)

Discontinued operations                                              .08                      .04
                                                             -----------              -----------

Basic and diluted net loss per share                         $      (.09)             $      (.14)
                                                             ===========              ===========

Weighted average shares outstanding                            9,961,210                9,510,594
                                                             ===========              ===========

                                                   See accompanying notes to financial statements




                                              ACCELR8 TECHNOLOGY CORPORATION
                                            STATEMENTS OF SHAREHOLDERS' EQUITY
                                         FOR THE YEARS ENDED JULY 31, 2004 AND 2003



                                                                                          Retained
                                                                                          Earnings      Shares Held       Total
                                     Common Stock          Stock to      Contributed    (Accumulated    For Employee   Shareholders'
                                Shares        Amount       be Issued       Capital        Deficit)        Benefit         Equity
                                ------        ------       ---------       -------        --------        -------         ------

Balances, July 31, 2002       9,411,210   $ 12,342,020   $   375,000    $    329,809    $    971,419    $  (273,600)   $ 13,744,648


Exercise of stock options
 (Note 6)                       175,000        146,000          --              --              --             --           146,000

Stock options issued for
   consulting services
   and purchase of
   technology  (Note 6)            --             --            --           214,323            --             --           214,323


Net loss                           --             --            --              --        (1,375,827)          --        (1,375,827)
                            -----------   ------------   -----------    ------------    ------------    -----------    ------------

Balances, July 31, 2003       9,586,210     12,488,020       375,000         544,132        (404,408)      (273,600)     12,729,144

Shares issued as part
   of class action
   settlement (Note 6)          375,000        375,000      (375,000)           --              --             --              --

Stock options issued for
   consulting services
   (Note 6)                        --             --            --           (83,083)           --             --           (83,083)


Net loss                           --             --            --              --          (909,421)          --          (909,421)
                            -----------   ------------   -----------    ------------    ------------    -----------    ------------

Balances, July 31, 2004       9,961,210   $ 12,863,020   $      --      $    461,049    $ (1,313,829)   $  (273,600)   $ 11,736,640
                            ===========   ============   ===========    ============    ============    ===========    ============

                                                                                      See accompanying notes to financial statements






                                 ACCELR8 TECHNOLOGY CORPORATION
                                   STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31, 2004 and 2003

                                                                        2004                  2003
                                                                    -----------           -----------
Cash flows from operating activities:
     Net loss from continuing operations                            $(1,698,822)          $(1,757,175)
     Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
         Depreciation                                                    48,298                28,078
         Amortization                                                   234,495               257,846
         Increase (decrease) in fair value of stock options
            granted for consulting services                             (83,083)              167,323
         Unrealized (gain) loss on investments                           (7,852)              (86,631)
         Realized (gain) loss on sale of investments,
           interest and dividends reinvested                             (9,054)               32,518
         Abandoned trademark                                             10,316                  --
         Loss of disposal of assets                                        --                   8,345
         Impairment loss                                                   --                 188,359
         (Increase) decrease in assets:
           Accounts receivable                                          (14,864)                 (262)
           Inventory                                                    (30,287)                 --
           Prepaid expense and other                                      4,864                22,829
           Insurance recovery receivable                                   --                 825,000
           Income tax receivable and deferred taxes                        --                 311,667

         Increase (decrease) in liabilities:
           Accounts payable                                             (51,253)              100,485
           Accrued liabilities                                           17,298                10,479
           Deferred revenue                                              60,000                  --
           Deferred compensation                                         91,906               129,113
           Accrued legal settlement                                        --                (450,000)
                                                                    -----------           -----------


       Net cash used in operating activities                         (1,428,038)             (212,026)
                                                                    -----------           -----------

Cash flows from investing activities:
     Purchase of laboratory equipment                                  (128,469)             (109,164)
     Cost of obtaining patents and trademarks                           (59,709)              (32,235)
     Contribution to deferred compensation trust                        (75,000)              (75,000)
                                                                    -----------           -----------

       Net cash used in investing activities                           (263,178)             (216,399)
                                                                    -----------           -----------

Cash flows from financing activities:

     Employee stock options exercised                                      --                 146,000
                                                                    -----------           -----------

     Net cash provided by financing activities                             --                 146,000
                                                                    -----------           -----------

Cash provided by discontinued operations                                162,695               363,184
                                                                    -----------           -----------

Cash provided by sale of discontinued operations                         50,000                  --
                                                                    -----------           -----------

Increase (decrease) in cash                                          (1,478,521)               80,759

Beginning balance:                                                    8,711,951             8,631,192
                                                                    -----------           -----------

Ending balance:                                                     $ 7,233,430           $ 8,711,951
                                                                    ===========           ===========

Supplemental schedule of non-cash investing
   and financing activities:
       Receivables from sale of discontinued operations             $   450,000           $      --
       Cash received from income tax refund                         $      --             $   331,099

                                                       See accompanying notes to financial statements

                                                F-5

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION AND NATURE OF BUSINESS

          We were incorporated on May 26, 1982, under the laws of the State of Colorado. Prior to the acquisition of the OpTestTM suite of technologies ("OpTest") which occurred in January of 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") was primarily a provider of software tools and consulting services. Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology.

          Before our entry into the biomedical industry, we provided software tools and consulting services for system modernization solutions for VMS legacy systems. We sold the assets related to the software business on July 30, 2004 to Transoft Group Ltd. See Note 9.

          On January 18, 2001, the Company acquired the OpTest suite of technologies from DDx, Inc. ("DDx") . The purchase of the assets of DDx provided the Company with surface chemistry and quantitative instruments. The Company's vision is to compete in the general area of biosciences, including DNA/RNA assays, protein-based assays and biosensors. The Company expects that its proprietary surface chemistry and quantitative instruments will support real-time analysis of medical diagnostic markers, pathogens, and bio-warfare agents.

          We manufacture and market OptArray(TM) microarraying slides ("OptArray") and have also developed OptiPlate(TM) arrayable microtiter plates ("OptiPlate"). During the latter half of the fiscal year ended July 31, 2004, our primary focus shifted to a development program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcelr8r(TM) ("BACcelr8r"). We intend to customize our technologies to the specific requirements of large licensees.

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

          Concentration of credit risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, and notes receivable, including receivables from major customers. See Note 8. The Company places its cash equivalents with a high credit quality financial institution.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2004, the Company's uninsured cash balance was approximately $7,133,430, however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States federal agencies with approximate market value of 102% of the investment.

          The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

          Allowances on accounts receivable and notes receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable or as a general reserve for all receivables. Receivables are written off if reasonable collection efforts prove unsuccessful.

          Cash and cash equivalents
          All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be equivalent to cash.

          Property and equipment
          Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from five to seven years. Depreciation expense for the years ended July 31, 2004 and 2003 was $48,298 and $28,078, respectively.

          Research and development
          Research and development costs charged to operations for the years ended July 31, 2004 and 2003 were $554,416 and $554,934, respectively.

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

          Long-lived assets

          Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of the long-lived asset.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

          Deferred revenue
          Deferred revenue represents amounts billed but not yet earned under existing agreements.

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

          The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2004 and 2003, common stock options exercisable for approximately 712,500 and 755,000 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years. In addition, 200,000 contingent options were not included in loss per share during the year ended July 31, 2004 or 2003. See Note 6.

          Stock based compensation
          The Company accounts for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounts for stock based compensation to non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment to FASB No. 123."

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The Company applies SFAS No. 123 and 148 in valuing options granted to consultants and estimates the fair value of such options using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as services are provided. Options granted to consultants for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. See "Recent Accounting Pronouncements" for additional discussion.

          The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123:

                                                            Year             Year
                                                           Ended             Ended
                                                       July 31, 2004    July 31, 2003
                                                       -------------    -------------

          Net loss - as reported                       $ (909,421)      $(1,375,827)
          Add:    Stock-based compensation
                  expense included in reported
                  net loss                                   -                 -

          Deduct: Total stock-based compensation
                  expense determined under fair
                  value based method for
                  all awards                              (34,866)          (20,584)
                                                       ----------       -----------

          Pro forma net loss                           $ (944,287)      $(1,396,411)
                                                       ==========       ===========


            Earnings per share:
            Basic and diluted - as reported            $     (.09)      $      (.14)
                                                       ===========      ===========
            Basic and diluted - pro forma              $     (.09)      $      (.15)
                                                       ===========      ===========

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

          Reclassifications
          Certain reclassifications have been made to the fiscal 2003 financial statements to conform to the fiscal 2004 financial statement presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

          In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities". FIN 46R expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The adoption of this interpretation did not have any impact on our financial position or results of operations.

NOTE 3    INVENTORY

          The Company purchases raw materials (custom chemicals and glass substrates) for producing OptArray slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory at July 31, 2004 as slides currently are made for specific orders and shipped as produced. There was no inventory at July 31, 2003 as the Company was still designing and testing pre-production prototypes and offering slides for evaluation.

NOTE 4    PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost
           and consisted of the following at July 31:          2004        2003
                                                          ---------    --------
         Computer equipment                               $   2,056   $   2,056
         Laboratory and scientific equipment                305,724     177,255
         Furniture and fixtures                              11,114      11,114
                                                          ---------   ---------
               Total property and equipment                 318,894     190,425
         Accumulated depreciation                          (102,161)    (52,658)
                                                          ---------    --------
               Net property and equipment                 $ 216,733   $ 137,767
                                                          =========   =========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5    INTELLECTUAL PROPERTY

          Intellectual property consisted of the following at July 31:

                                                        2004               2003
                                                 -----------       ------------
          OptiChem technologies                  $ 4,454,538       $  4,454,538
          Patents                                    180,245            134,066
          Trademarks                                  49,019             45,805
                                                 -----------       ------------
                                                   4,683,802          4,634,409
          Accumulated amortization                  (612,970)          (378,475)
                                                 -----------       ------------
                                                 $ 4,070,832       $  4,255,934
                                                 ===========       ============

          Future amortization expense for the intangible assets is estimated as follows:

                   Years Ending July 31,
                   ---------------------
                           2005                             $   234,495
                           2006                                 234,495
                           2007                                 234,495
                           2008                                 234,495
                           2009                                 234,495
                        Thereafter                            2,898,357
                                                             ----------
                 Total future amortization                   $4,070,832
                                                             ==========


          Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem(TM) Technologies. Amortization expense was $234,495 and $257,846, respectively, for the years ended July 31, 2004 and 2003. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. The carrying amount of $188,359 of the Oter(TM) technology was impaired in fiscal 2003 and charged to operations. The carrying amount of certain trademarks of $10,316 was impaired in fiscal 2004 and charged to operations. As of July 31, 2004 and 2003, management believes there was no additional impairment of the Company's other long-lived assets. At fiscal year end, management obtained an independent fair value determination of the Company's intellectual property which indicated no additional impairment of these assets.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 6    SHAREHOLDERS' EQUITY

          Stock option plans
          The Company has option agreements with a key executive and two stock-based compensation plans, which are discussed below:

          Option and warrant agreement with key executive
          In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chief Executive Officer ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 12. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman's employment over a ten-year period after such occurrence, unless the Board of Directors determines otherwise.

          In accordance with generally accepted accounting principles, the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements, and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes. See Note 12.

          Employee stock option plan
          The Employee Stock Option Plan (the "Employee Plan") permits the grant of non-qualified stock options to employees, officers and directors of the Company. The exercise price of each option, which does not expire as long as the recipient remains an employee of the Company, is equal to the market price of the Company's common stock on the date of grant. The Company had reserved 106,500 shares of its authorized but unissued common stock for stock options to be granted under the Employee Plan. Under the terms of the Employee Plan, options vest at 25% annually. During the year ended July 31, 2003, 6,500 options expired and 100,000 options were exercised, at a price of $.36 for a total of $36,000, resulting in no options outstanding under the Employee Plan as of July 31, 2003. This plan is now terminated as there are no additional shares of common stock reserved for issue in this plan, and management does not intend to issue future options under the Employee Plan.

          Incentive stock option plan
          The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which has a maximum ten-year life, is established by the Company's compensation committee on the date of grant. During the years ended July 31, 2004 and 2003, the Company granted 7,500 and 55,000 options respectively and 50,000 and 22,000 options expired, respectively.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Non-qualified stock option plan
          The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which has a maximum ten-year life, is established by the Company's compensation committee on the date of grant. Under the terms of the Non-Qualified Plan, options vest 100% upon grant, unless otherwise specified in the grant. On May 7, 2002, the Company issued options to purchase 100,000 shares of its common stock to consultants for services to be provided at exercise prices of $2.25 per share. The consultant options vest 50% after one year and 50% after two years and expire two years after vesting provided the consultant is still employed. The fair value of these options is measured each reporting period until vested. The fair value adjustment of consultant option expense for the year ended July 31, 2004, was a decrease to expense of $83,083 as compared to a charge to expense of $167,323 for the year ended July 31, 2003.

          On July 12, 2003, the Company issued 50,000 options at an exercise price of $2.25 each, to purchase all rights in technology known as YoDx which will be integrated into the Company's existing technology . The fair market value based on immediate vesting and expiring in five years was determined by using the Black-Scholes valuation model computation to be $47,000 and was capitalized as intellectual property. During the year ended July 31, 2003, 50,000 and 25,000 options were exercised at a price of $1.45 and $1.50 respectively for a total price of $110,000. As of July 31, 2004, 225,000 options have been granted and remain outstanding under the Non-Qualified Plan.

          Contingent options
          In connection with the purchase of the YoDx technology discussed above, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of July 31, 2004, the contingent provisions have not been met and the options have not been granted.

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

          The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2004: no dividend yield; risk free interest rate of 4.0%; expected life of 4 years; and expected volatility of 120.36%. The weighted average fair value of options granted in fiscal 2004 was $0.33. The weighted average remaining contractual life of options outstanding at July 31, 2004 was 4.2 years.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The following weighted-average assumptions were used for grants in fiscal 2003: no dividend yield; risk free interest rate of 4.0%; expected life of 4 years; and expected volatility of 87.43% The weighted average fair value of options granted in fiscal 2003 was $0.52. The weighted average remaining contractual life of options outstanding at July 31, 2003 was 4.9 years.

          The following table summarizes information on stock option activity for the Executive Options, the Employee Plan, the Incentive Plan and the Non-Qualified Plan, excluding the 200,000 contingent options.


---------------------------------------- --------------- ------------------ ---------------------
                                                                               Weighted Average
                                           Number of      Exercise Price        Exercise Price
                                             Shares          Per Share            Per Share
 ---------------------------------------- --------------- ------------------ ---------------------
Options outstanding, July 31, 2002            853,500      $0.36 - $4.00            $1.64
---------------------------------------- --------------- ------------------ ---------------------
Options granted                               105,000       2.25 - 2.25              2.25
---------------------------------------- --------------- ------------------ ---------------------
Options exercised                            (175,000)      0.36 - 1.50              0.83
---------------------------------------- --------------- ------------------ ---------------------
Options expired or cancelled                  (28,500)      0.36 - 4.00              2.36
---------------------------------------- --------------- ------------------ ---------------------

---------------------------------------- --------------- ------------------ ---------------------
Options outstanding, July 31, 2003            755,000       1.45 - 3.25              1.89
---------------------------------------- --------------- ------------------ ---------------------
Options granted                                 7,500       2.85 - 3.20              2.97
---------------------------------------- --------------- ------------------ ---------------------
Options expired                               (50,000)      2.50 - 2.50              2.50
---------------------------------------- --------------- ------------------ ---------------------

---------------------------------------- --------------- ------------------ ---------------------
Options outstanding, July 31, 2004            712,500       1.45 - 3.25              1.85
---------------------------------------- --------------- ------------------ ---------------------


          As of July 31, 2004 and 2003, 677,500 and 600,000 options outstanding were currently exercisable and carried weighted average exercise prices of $1.83 and $1.79 respectively.

          The following table summarizes information about stock options outstanding and exercisable at July 31, 2004:


-------------------- -------------------------------------------- ----------------------------
                                      Outstanding                         Exercisable
-------------------- -------------------------------------------- ----------------------------
                                      Weighted
                                       Average       Weighted                      Weighted
   Range of              Number      Remaining       Average          Number       Average
  Exercise Prices                    Contractual     Exercise                      Exercise
                                    Life (Years)       Price                        Price
-------------------- -------------- -------------- -------------- -------------- -------------
   $1.45 - $1.50         385,000         6.2           $1.47          385,000       $1.47
-------------------- -------------- -------------- -------------- -------------- -------------
   $2.25 - $2.25         305,000         1.9           $2.25          277,500       $2.25
-------------------- -------------- -------------- -------------- -------------- -------------
   $2.85 - $3.25          22,500         1.4           $3.10           15,000       $2.50
-------------------- -------------- -------------- -------------- -------------- -------------

-------------------- -------------- -------------- -------------- -------------- -------------
   $1.45 - $3.25         712,500         4.2           $1.85          677,500       $1.83
-------------------- -------------- -------------- -------------- -------------- -------------

                         ACCELR8 TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

          Repurchase of common stock
          On July 30, 1998, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The repurchase of the Company's common stock was based upon the belief of the Board of Directors that the Company's common stock was undervalued considering the Company's potential earnings and prospects for future operations. Repurchases may be made periodically in the open market, as block purchases, or in privately negotiated transactions, depending on market conditions and other factors. The Company has no commitment or obligation to repurchase all or any portion of the shares. To date the Company has repurchased 266,200 shares.

          During the years ended July 31, 2004, and 2003 the Company did not repurchase any shares of its common stock.

          Common stock
          On October 30, 2002, the Company agreed to issue 375,000 shares of common stock valued at $375,000 under a settlement agreement. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. In January 2004, the Company received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund. The shares were issued on February 2, 2004 and have been delivered to plaintiffs' counsel.

NOTE 7    INCOME TAXES

          Income tax benefit consisted of the following for the years ended July 31:

                                                           2004             2003
                                                      ---------       ----------
           Current
                 Federal                                              $ 140,121
                 State                                $    --              --
                                                      ---------       ---------
                                                           --           140,121
           Deferred
                 Asset                                     --          (145,523)
                                                      ---------       ---------
                 Liability
                        Federal                            --            21,384
                        State                              --             3,449
                                                      ---------       ---------
                                                           --            24,833
                                                      ---------       ---------
                 Income tax benefit                   $    --         $  19,431
                                                      =========       =========

                         ACCELR8 TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

          The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                           2004           2003
                                                    -----------    -----------
          Deferred tax assets:
          Net operating loss                        $   881,662    $   431,555
          Deferred revenue                               22,200         52,485
          Depreciation and amortization                 (29,848)        11,182
          Stock options issued to consultants            36,630         65,550
          General business credit                       102,696         81,822
                                                    -----------    -----------
          Total                                       1,013,340        642,594
          Less valuation allowance                   (1,013,340)      (642,594)
                                                    -----------    -----------
          Net deferred tax asset                    $      --      $      --
                                                    ===========    ===========

          As of July 31, 2004, a valuation allowance of $1,013,340 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

          Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the years ended July 31, 2004 and 2003 as follows:

                                                                2004     2003
                                                              -----     -----
          Total expense (benefit) computed by:
          Applying the U.S. Federal statutory rate            (34.0%)  (34.0)%
          State income taxes, net of Federal tax benefit       (3.0)    (3.0)
          General business credits and other                   (3.8)     3.6
          Valuation allowance                                  40.8     32.0
                                                               ----     ----
          Effective tax rate (benefit)                          -- %    (1.4)%
                                                               ----     ====


          The Company has unused net operating loss carry forward of $2,382,871 and general business credits of approximately $103,000 that are available to offset future income taxes. The net operating loss will expire beginning in 2023 and the general business tax credits expire from 2005 through 2024.

NOTE 8    MAJOR CUSTOMERS AND FOREIGN REVENUE

          In fiscal year 2004, sales from continuing operations of $65,116 (54.9%) and $35,200 (29.7%) were derived from sales to two customers. In fiscal year 2003, sales from continuing operations of $38,295 (72.5%) were derived from sales to one customer. The Company's operations are located entirely within the United States. However, in fiscal years 2004 and 2003, $36,390 (30.7%) and $4,264 (8.1%)
          respectively, of the Company's sales from continuing operations were to foreign customers.

                         ACCELR8 TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 9    SALE OF SOFTWARE MIGRATION TOOLS

          On July 30, 2004, the Company entered into an asset sale agreement and closed the transaction selling substantially all of the business assets of the software business for an aggregate purchase price of $500,000; payable $100,000, at the time of closing and a promissory note with principal payable in three equal annual installments of $133,333 beginning July 15, 2005. The promissory note bears interest at 4% on the unpaid balance, payable quarterly, beginning September 30, 2004. The note is secured by a security interest in the Intellectual Property Rights of the VMS migration tools, the Assumed Prepaid Software Maintenance and Support Agreements (as defined in the Purchase Agreement) that were assumed by Debtor, and eighty-five percent (85%) of the payments received by Debtor pursuant to its support of the FMS product developed by CIM Team (the "Support Payments") and held in reserve in the Dedicated Account for the benefit of the Company. In addition, the purchase price includes the waiver of any support by the Company to those maintenance customers who have pre-paid their annual maintenance prior to the closing. The estimated post closing expenses associated with the sale were accrued at July 31, 2004. The sale of the assets resulted in a gain on sale of discontinued operations of $621,191.

          Net income from the discontinued operations for the year ended July 31, 2004 was $168,210, which compared to net income of $381,348 for the year ended July 31, 2003. A summary of income and expenses for the years ended July 31, 2004 and 2003 are summarized below:

                                                              2004         2003
                                                          --------     --------
          Revenues                                        $418,504     $797,776
                                                          --------     --------

          Cost of sales                                     80,329      144,379
          Administrative and marketing                     165,260      264,655
          Depreciation                                       4,705        7,394
                                                          --------     --------
          Total costs and expenses                         250,294      416,428
                                                          --------     --------
          Income from discontinued operations             $168,210     $381,348
                                                          ========     ========


NOTE 10  PROOF OF PRINCIPLE TESTING AGREEMENT

          On April 12, 2004, the Company signed a proof of principle testing agreement with a major life sciences company (the agreement has a non-disclosure clause as to name of entity). Under the agreement, Accelr8 will develop a customized surface coating to be applied to blank substrates provided by the customer. The agreement calls for the delivery of twelve (12) unoptimized experimental coated substrates within twenty-one (21) days of the effective date of the agreement and the final fifty (50) customized coated substrates no later than June 25, 2004. The agreement specifies a $60,000 payment to Accelr8 within ten (10) business days of the signing of the agreement and an additional $30,000 payment within ten (10) business days after the final fifty customized substrates are delivered. The Company delivered the first twelve (12) substrates on April 19, 2004 and received the $60,000 payment on May 7, 2004. This amount is reflected as deferred

                         ACCELR8 TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

          revenue as the Company has continuing service obligations as of July 31, 2004. The remaining customized coated substrates were received by the customer on September 20, 2004 and $30,000 has been invoiced. It is anticipated that the total contract price of $90,000 will be earned and reflected as revenue in the quarter ended October 30, 2004.

NOTE 11   NON-CASH FINANCING AND INVESTING ACTIVITY

          On October 30, 2002, the Company agreed to issue 375,000 shares of common stock valued at $375,000 under a settlement agreement. In accordance with instructions received on August 5, 2003, 93,750 shares of common stock were issued in the names of plaintiffs' counsel. In January 2004, the Company received instructions for issuing the balance of 281,250 shares of common stock to the Settlement Fund. The shares were issued on February 2, 2004 and have been delivered to plaintiffs.

          On July 12, 2003, the Company issued 50,000 options for the YoDx technology valued at $47,000 discussed in Note 6.

          On July 30, 2004, the Company received a note receivable totaling $400,000 and accounts receivable totaling $50,000 in connection with the software business sale discussed in Note 9.

NOTE 12   COMMITMENTS

          Investments and deferred compensation arrangement
          In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer which is detailed at the end of this note. For each of the fiscal years ended July 31, 2004 and 2003, the Company contributed $75,000 to the plan which was accrued but unpaid by the Company at year end.

          The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2004 and 2003. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

                                                          2004            2003
                                                          ----            ----
          Cost basis                                  $685,545        $610,545
          Unrealized holding loss                      (19,240)        (36,146)
                                                      --------        --------
                    Aggregate fair value              $666,305        $574,399
                                                      ========        ========


          Deferred compensation related to the Rabbi Trust was $741,305 and $649,399 as of July 31, 2004 and 2003, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2004 and 2003 which was accrued but unpaid by the Company at year end.

                         ACCELR8 TECHNOLOGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

          Operating leases
          The Company has renegotiated a three-year lease for its office and laboratory space with a term of October 1, 2004 through September 30, 2007. Total rent expense was approximately $85,681 and $84,768 in fiscal 2004 and 2003, respectively. Future minimum lease payments on the office and laboratory lease are as follows:

                   Year Ending July 31,                       Premises Rent
                   --------------------                       -------------
                           2005                                 $  52,490
                           2006                                    55,942
                           2007                                    57,545
                           2008                                     2,651
                                                                ---------
                                                                $ 168,628
                                                                =========

          Employment agreement
          Effective December 1, 2002, a new employment agreement with Thomas V. Geimer, CEO and CFO, was negotiated and approved by the Compensation Committee. The new agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2004 would be $863,750. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

NOTE 13   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2004 and 2003.

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