Form 10QSB
period 2004-10-31
ACCELR8 TECHNOLOGY CORP
filed 2004-12-15
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004
                                                ----------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485
                                                -------


                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              COLORADO                                        84-1072256
              --------                                        ----------
   (State or other jurisdiction                             (IRS Employer
 of incorporation or organization)                        Identification No.)

                  7000 Broadway, Bldg. 3-307, Denver, CO, 80221
                  ---------------------------------------------
                     (Address of principal executive office)

                                 (303) 863-8088
                                 --------------
                           (Issuer's telephone number)


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

Yes    X              No
    -----                -----


Number of shares outstanding of the issuer's Common Stock:

               Class                     Outstanding at December 14, 2004
               -----                     --------------------------------

        Common Stock, no par value                  9,961,210

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets                                             3
                     October 31, 2004  (unaudited) and July 31, 2004

                  Statements of Operations                                   4
                     for the three months ended
                     October 31, 2004 and 2003 (unaudited)

                  Statements of Cash Flows                                   5
                      for the three months ended
                      October 31, 2004 and 2003 (unaudited)

                  Notes to Unaudited Financial Statements                    6

     Item 2.      Management's Discussion and Analysis of                   10
                     Financial Condition and Results of Operations

     Item 3.      Controls and Procedures                                   13


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                         14


     Item 2.      Changes in Securities and Use of Proceeds                 14


     Item 3.      Defaults of Senior Securities                             14


     Item 4.      Submission of Matters to a Vote of Security Holders       14


     Item 5.      Other Information                                         15


     Item 6.      Exhibits and Reports on Form 8-K                          15


SIGNATURES                                                                  16

CERTIFICATION OF OFFICERS                                                   17



PART I.   FINANCIAL INFORMATION

Item 1.Financial Statements

                                         Accelr8 Technology Corporation
                                                Balance Sheets

                                                    ASSETS
                                                                                October 31,             July 31,
                                                                                   2004                   2004
                                                                               ------------           ------------
                                                                               (Unaudited)

Current assets:
   Cash and cash equivalents                                                  $  6,815,161            $  7,233,430
   Trade accounts receivable                                                        11,528                  15,948
   Other accounts receivable                                                         1,359                  50,000
   Inventory (Note 3)                                                               25,921                  30,287
   Prepaid expenses and other current assets                                        30,451                  33,972
   Note receivable (Note 7)                                                        133,333                 133,333
   Current assets of discontinued operations (Note 7)                                                        7,225
                                                                              ------------            ------------

         Total current assets                                                    7,017,753               7,504,195

Property and equipment, net                                                        204,615                 216,733

Note Receivable (Note 7)                                                           266,667                 266,667

Investments, net                                                                   742,716                 666,305

Intellectual property, net (Note 4)                                              4,018,119               4,070,832
                                                                              ------------            ------------

Total assets                                                                  $ 12,249,870            $ 12,724,732
                                                                              ============            ============


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                         $    115,720            $     96,844
     Accrued compensation and other liabilities                                     55,844                  46,793
     Liabilities for discontinued operations (Note 7)                                 --                    43,150
     Deferred revenue (Note 8)                                                      90,000                  60,000
                                                                              ------------            ------------

         Total current liabilities                                                 261,564                 246,787
                                                                              ------------            ------------

Long-term liabilities:
     Deferred compensation                                                         761,466                 741,305
                                                                              ------------            ------------
         Total long-term liabilities                                               761,466                 741,305
                                                                              ------------            ------------
         Total liabilities                                                       1,023,030                 988,092
                                                                              ------------            ------------

Commitments and Contingencies (Notes 5, 6 and 9):

Shareholders' equity (Note 6):
     Common stock, no par value; 11,000,000 shares
       authorized; 9,961,210 shares
       issued and outstanding, respectively                                     12,863,020              12,863,020
     Contributed capital                                                           461,049                 461,049
     Accumulated deficit                                                        (1,823,629)             (1,313,829)
     Shares held for employee benefit (1,129,110 shares at cost)                  (273,600)               (273,600)
                                                                              ------------            ------------
          Total shareholders' equity                                            11,226,840              11,736,640
                                                                              ------------            ------------

 Total liabilities and shareholders' equity                                   $ 12,249,870            $ 12,724,732
                                                                              ============            ============

                               See accompanying notes to unaudited financial statements.




                                     Accelr8 Technology Corporation
                                         Statements of Operations
                           For the Three Months Ended October 31, 2004 and 2003
                                                (Unaudited)


                                                                         2004                       2003
                                                                         ----                       ----
Revenues:
   Revenue                                                        $    21,724                $    22,284
                                                                  -----------                -----------

Costs and expenses:
   Cost of sales - OptiChem(TM)                                        10,530                      8,276
   General and administrative                                         261,056                    258,341
   Marketing and sales                                                 10,749                     40,602
   Research and development                                           203,149                    142,833
   Depreciation                                                        15,405                      8,865
   Amortization (Note 4)                                               58,698                     58,128
                                                                  -----------                -----------
     Total costs and expenses                                         559,587                    517,045
                                                                  -----------                -----------

Loss from operations                                                 (537,863)                  (494,761)
                                                                  -----------                -----------

Other (expense) income:
   Interest income                                                     28,766                     16,287
   Unrealized gain (loss) on investments                                 (703)                    11,229
   Realized gain on sale of investments                                  --                        1,975
                                                                  -----------                -----------
     Total other income                                                28,063                     29,491
                                                                  -----------                -----------

Loss from continuing operations                                      (509,800)                  (465,270)

Income from discontinued operations (Note 7)                             --                       42,272
                                                                  -----------                -----------

Net loss                                                          $  (509,800)               $  (422,998)
                                                                  ===========                ===========

Net loss per share:

Continuing operations                                             $      (.05)               $      (.05)

Discontinued operations                                                  --                          .01
                                                                  -----------                -----------

Basic and diluted net loss per share                              $      (.05)               $      (.04)
                                                                  ===========                ===========

Weighted average shares outstanding                                 9,961,210                  9,961,210
                                                                  ===========                ===========


                          See accompanying notes to unaudited financial statements.




                                        Accelr8 Technology Corporation
                                           Statements of Cash Flows
                           For the Three Months Ended October 31, 2004 and 2003
                                                  (Unaudited)


                                                                                2004                   2003
                                                                                ----                   ----
Cash flows from operating activities:

     Net loss from continuing operations                                 $  (509,800)           $  (465,270)
      Adjustments to reconcile net (loss) to net cash
       (used in) operatin activities:
         Depreciation                                                         15,405                  8,865
         Amortization                                                         58,698                 58,128
         Unrealized holding (gain) loss on investments                           703                (11,229)
         Realized (gain) on sale of investments, interest and
           dividends reinvested                                               (2,114)                (3,426)

         (Increase) decrease in assets:
           Accounts receivable                                                53,061                (12,859)
           Inventory                                                           4,366                (68,991)
           Prepaid expense and other                                           3,521                 22,011

         Increase (decrease) in liabilities:
           Accounts payable                                                   18,876                 17,077
           Accrued liabilities                                                 9,051                 (5,745)
           Deferred revenue                                                   30,000                   --
           Deferred compensation                                              20,161                 33,405
                                                                         -----------            -----------
       Net cash used in operating activities                                (298,072)              (428,034)
                                                                         -----------            -----------

Cash flows from investing activities:
     Purchase of furniture and fixtures                                       (3,287)                  --
     Cost of obtaining patents and trademarks                                 (5,985)                (7,371)
     Contribution to deferred compensation trust                             (75,000)               (75,000)
                                                                         -----------            -----------
       Net cash used in investing activities                                 (84,272)               (82,371)
                                                                         -----------            -----------

Cash used by discontinued operations                                         (35,925)               (30,090)
                                                                         -----------            -----------

Decrease in cash                                                            (418,269)              (540,495)

Beginning balance                                                          7,233,430              8,711,951
                                                                         -----------            -----------

Ending balance                                                           $ 6,815,161            $ 8,171,456
                                                                         ===========            ===========


                          See accompanying notes to unaudited financial statements.



                        Accelr8 Technology Corporatioin
                    Notes to Unaudited Financial Statements
              For the Three Months Ended October 31, 2004 and 2003


Note 1. Basis of Presentation

        The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2004, included in our annual report on Form 10-KSB as filed with the SEC.

        Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three month period ended October 31, 2004 may not be indicative of the results of operations for the year ended July 31, 2005.

Note 2. Reclassification

        Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the classifications used in fiscal 2005. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3. Inventory

        The Company purchases raw materials (custom chemicals and glass substrates) for producing OptArray slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory at October 31, 2004 and 2003, as slides currently are made for specific orders and shipped as produced.

Note 4. Intellectual Property

        Intellectual property consisted of the following:

                                                October 31, 2004   July 31, 2004
                                                ----------------   -------------

OptiChem technologies                             $ 4,454,538       $ 4,454,538
Patents                                               186,230           180,245
Trademarks                                             49,019            49,019
                                                  -----------       -----------
      Total intellectual property                   4,689,787         4,683,802
Accumulated amortization                             (671,668)         (612,970)
                                                  -----------       -----------
      Net intellectual property                   $ 4,018,119       $ 4,070,832
                                                  ===========       ===========


        Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $58,698 and $58,128 respectively, for the three months ended October 31, 2004 and 2003.

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

Note 5. Employee Stock Based Compensation

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

        The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123.

                                                          Three Months Ended
                                                              October 31,
                                                           2004          2003
                                                        ---------     ----------

Net loss from continuing operations-as reported         $(509,800)    $(465,270)

Deduct: Total stock-based compensation
        expense determined under fair
        value based method for all awards                  (1,025)       (1,025)
                                                        ---------     ---------

Pro forma net loss from continuing operations           $(510,825)    $(466,295)
                                                        =========     =========

Earnings per share from continuing operations:
         Basic and diluted - as reported                $    (.05)    $    (.05)
                                                        =========     =========
         Basic and diluted - pro forma                  $    (.05)    $    (.05)
                                                        =========     =========

Note 6. Shareholders' Equity

        Common Stock Options

        At October 31, 2004, there were 702,500 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between May 6, 2005 and August 1, 2011. For the three months ended October 31, 2004 and 2003, stock options exercisable into 702,500 and 755,000 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

        Contingent options

        On July 12, 2003, the Company issued 50,000 options at an exercise price of $2.25 each, to purchase all rights in technology known as YoDx which will be integrated into the Company's existing technology. In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of October 31, 2004, the contingent provisions have not been met and the options have not been granted.

Note 7. Sale of Software Migration Tools

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

        Net income from the discontinued operations for the three months ended October 31, 2003 was $42,272. A summary of income and expenses for the three months ended October 31 2003 is below:


                                                                          2003
                                                                        --------

        Revenues                                                        $103,686
                                                                        --------

         Cost of sales                                                    19,145
         Administrative and marketing                                     41,093
         Depreciation                                                      1,176
                                                                        --------
         Total costs and expenses                                         61,414
                                                                        --------
         Income from discontinued operations                            $ 42,272
                                                                        ========

Note 8. Proof of Principle Testing Agreement

        On April 12, 2004, the Company signed a proof of principle testing agreement with a major life sciences company (the agreement has a non-disclosure clause as to name of entity). Under the agreement, Accelr8 agreed to develop a customized surface coating to be applied to blank substrates provided by the customer for a total price of $90,000. The agreement included reasonable amounts of technical support through December 31, 2004. The Company has delivered the required customized coated substrates and has been paid in full at October 31, 2004. In accordance with EITF 00-21, "Revenue Arrangements with Multiple Deliverables", revenue in the amount of $90,000 has been deferred until no additional service delivery obligations are required by the Company or December 31, 2004, the expiration date of the agreement.

Note 9. Subsequent Event

        On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also signed a second supply agreement (the "Supply Agreement") for OptiChem coated amine-reactive slides manufactured by Accelr8.

        Pursuant to the License Agreement Schott shall pay the Company a non-refundable fee of $100,000. Fifty thousand dollars ($50,000) of such fee shall be credited against future royalties. During the 2-year term of the agreement Schott shall pay Accelr8 a royalty payment equal to 6% of net sales of licensed products. If the total net sales during the initial 2-year term equal or exceed, $1,125,000, then the total royalty payable by Schott for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee.

        Pursuant to the Supply Agreement, the Company will supply 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, to SCHOTT at a price of $14.00 each. The Supply Agreement with SCHOTT has a term of six months or until delivery of all of the slides purchased under the Supply Agreement is complete. The Supply Agreement also includes an option to SCHOTT until December 31, 2005 to negotiate an exclusive license for the application of OptiChem coatings on 96-well microtiter plates. In return SCHOTT will provide 7,500 glass substrates to Accelr8 at no charge. The option is valued at $15,000.


Item 2. Management's Discussion and Analysis of Financial Condition and
        Result of Operations
        -----------------------------------------------------------------------

Forward-Looking Statements

        This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology, include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

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

        The following discussion should be read in conjunction with the Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, General public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including its 10KSB for the year ended July 31, 2004, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Overview

        Prior to January 2001, Accelr8 was a provider of software tools and consulting services. Since the acquisition of the OpTest suite of technologies, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. The potential market opportunity in the growing area of biosciences, coupled with unique patented technology that was beyond initial development stage, led us to pursue a purchase agreement with DDx.

        On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem) and quantitative instrument (QuanDx(R)). Our proprietary surface chemistry and quantitative instruments support rapid assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. Presently the Company sells advanced microarray slides coated with its proprietary OptiChem activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. Management believes that this property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

        On November 24, 2004, we entered into an exclusive global manufacturing and distribution licensing agreement with Schott Nexterion (Schott Jenaer Glas GmbH, Jena, Germany) and a second supply agreement for microarray slides using Accelr8's OptiChem(R) surface chemistry.

        In January 2004, management commenced development of the BACcelr8r, a rapid bacterial identification and antibiotic resistance detection platform.

        The BACcelr8r embodies all three of Accelr8's wholly owned core technologies: OptiChem surface chemistry, QuanDx optical detection, and YoDx(TM) accelerated assay processing. We believe that the same integrated technology combination will provide a platform for molecular analysis, as used in genomics and proteomics, and molecular diagnostics. We expect the benefits of BACcelr8r to be very high sensitivity, rapid results, high reproducibility, and relatively low cost per test and expect the BACelr8r will be initially used in the ICU (intensive care units) of hospitals for the diagnosis and treatment assessment of VAP (ventilator associated pneumonia).

        In fiscal 2005 we intend to complete technical studies on materials and processes to be used in the BACcelr8r system. We also intend to begin BACcelr8r product design and development. During first quarter fiscal 2005 we focused on assay development and refined methods of analyte capture intended for use in BACcelr8r. With microarraying products, we will continue manufacturing hydrogel slides for resale to Schott customers pursuant to the Supply Agreement. In addition, we expect to conduct further custom OptiChem coating development in projects funded by industrial customers.

See "Note 9. Subsequent Events" for a description of the Supply Agreement and the License Agreement with SCHOTT.

Changes in Results of Operations: Three months ended October 31, 2004 compared to three months ended October 31, 2003.

        On July 30, 2004, we completed the sale of the assets related to the Software Migration Business. See Note 7 to the financial statements for details. As a result, the following revenues, costs, and expenses relate only to our continuing operations.

        OptiChem revenues for the three months ended October 31, 2004, were $21,724 as compared to $22,284 for the three months ended October 31, 2003 for a decrease in sales of $560 or 2.5%.

        During the three months ended October 31, 2004, sales to SCHOTT, our largest customer were $19,494 representing 90% of the Company's net revenues. During the three months ended October 31, 2003, sales to the Company's two largest customers were $14,800 and $3,380 representing 66% and 15% of net revenues. The loss of our major customer and the inability to replace the revenues with another customer would have a further material adverse effect on our results of operations.

        Cost of sales for the three months ended October 31, 2004 was $10,530, an increase of $2,254 as compared to $8,276 during the three months ended October 31, 2003. This increase was primarily due to increased labor incurred in manufacturing, quality control and shipping of OptiChem slides.

        General and administrative expenses for the three months ended October 31, 2004 were $261,056, an increase of $2,715 or 1% as compared to $258,341 during the three months ended October 31, 2003. The major categories of significant change for the three months ended October 31, 2004 as compared to the three months ended October 31, 2003 are detailed below.

               Consulting fees increased $20,713 primarily due to the cost of an independent fair value determination of the Company's intellectual property ($11,200) and accounting fees for work previously done by an employee ($10,110).

               Salaries had a net increase of $21,000, largely due to a former consultant that was previously charged to marketing and sales that is now employed as president of the company. Some of this change was offset by an accounting employee that is now a consultant.

               Corporate and shareholder expense decreased $32,233 in the three months ended October 31, 2004 as compared to the three months ended October 31, 2004. In October 2003 the Company was listed on the American Stock Exchange which required a $55,000 listing fee plus one month of the annual fee ($1,458) for a total of $56,458 as compared to three months of annual fee ($4,374) in the current quarter for a net decrease of $52,084. This decrease was offset by an increase in expense of an investor relations firm ($8,737) and the cost of a presentation to an investor conference ($6,500) to increase the Company's profile within the scientific and investment communities.

               Corporate insurance decreased $9,016 due to a reduction in cost of the directors, officers, and Company reimbursement liability coverage.

               Deferred compensation decreased $13,244 due to a change in market value of investments in the deferred compensation trust.

               Payroll taxes and employee benefits increased a total of $10,469 due to a greater number of employees.

        Marketing and sales expenses for the three months ended October 31, 2004 were $10,749 a decrease of $29,853 or 74% as compared to $40,602 during the three months ended October 31, 2003. This decrease was due to decreased consulting fees ($26,947) because the consultant is now employed by the Company, as president, and his salary is charged to general and administrative.

        Research and development expenses for the three months ended October 31, 2004 were $203,149 an increase of $60,316 or 42% as compared to $142,833 during the three months ended October 31, 2003. Salaries attributable to research and development increased $44,708 due primarily to additional employees performing work on surface chemistry and the BACcelr8r project.

        Depreciation for the three months ended October 31, 2004 was $15,405, an increase of $6,540 or 74% as compared to $8,865 during the three months ended October 31, 2003. This increase is due to an increased amount of laboratory equipment placed into service.

        Amortization for the three months ended October 31, 2004 was $58,698, an increase of $570 or 1% as compared to $58,128 during the three months ended October 31, 2003.

        As a result of these factors, loss from operations for the three months ended October 31, 2004 was $537,863, an increased loss of $43,102 or 9% as compared to a loss from operations of $494,761 for the three months ended October 31, 2003.

        Interest income for the three months ended October 31, 2004 was $28,766, an increase of $12,479 or 77% as compared to $16,287 during the three months ended October 31, 2003. This increase was primarily due to increased interest rates.

        There was no realized gain on marketable securities held in the deferred compensation trust for the three months ended October 31, 2004 as compared to a gain of $1,975 for the three months ended October 31, 2003.

        Unrealized gain (loss) on marketable securities held in the deferred compensation trust for the three months ended October 31, 2004 was a loss of $703 as compared to unrealized gain of $11,229 for the three months ended October 31, 2003. The unrealized loss was a result of the change in market value of the underlying assets. The unrealized loss in marketable securities is reflected as decreased deferred compensation and included in general and administrative expenses.

        In the three months ended October 31, 2003 there was income from discontinued operations totaling $42,272. See Note 7 to the financial statements for details.

        The Company has not recorded an income tax provision or benefit in either period. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. As of October 31, 2004, a valuation allowance has been recorded for the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

        As a result of these factors, net loss for the three months ended October 31, 2004 was $509,800 an increased loss of $86,802 or 21% as compared to a net loss of $422,998 during the three months ended October 31, 2003.

Capital Resources and Liquidity

        Detailed below is a comparison of the Company's capital resources and liquidity at October 31, 2004 as compared to July 31, 2004.


                                         October 31,         July 31,       Increase        Increase
                                            2004              2004         (Decrease)      (Decrease)
                                        ------------      ------------      ----------      ----------

   Cash and cash equivalents              $6,815,161      $  7,233,430       $(418,269)       (5.8%)
   Current assets                         $7,017,753        $7,504,195       $(486,442)       (6.5%)
   Working capital                        $6,756,189        $7,257,408       $(501,219)       (6.9%)
   Shareholders' equity                  $11,226,840       $11,736,640       $(509,800)       (4.3%)

        Cash and cash equivalents as of October 31, 2004 decreased by $418,269 as compared to fiscal year end, July 31, 2004. This decrease was largely the result of a net loss of $509,800 and an increase in deferred revenue of $30,000, which was the final payment under the Proof of Principal Testing Agreement (See
Note 8) and a payment of $75,000 into the deferred compensation trust, offset by depreciation and amortization of $74,103.

        The Company utilized $298,072 in operating activities in the three months ended October 31, 2004 compared to cash flow utilized in the amount of $428,034 in the comparable period in 2003. The principal elements that gave rise to the difference are changes in receivables, inventory and deferred revenue.

        The Company believes that its existing balances of cash and cash equivalents will be sufficient to satisfy its working capital needs, capital expenditures and other liquidity requirements for its existing operations in the next twelve to twenty four months.

Item 3. Controls and Procedures
        -----------------------

        An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2004. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable.

Item 2. Changes in Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults of Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of the Company's Shareholders was held on December 14, 2004. The matters considered at the meeting were:

a) The election of Thomas V. Geimer, A. Alexander Arnold III, and Charles E. Gerretson to the Company's Board of Directors;

b) Adoption an amendment to the Company's Articles of Incorporation, as amended, which would effect an increase in the number of authorized shares of the Company's no par value common stock (the "Common Stock") from 11,000,000 shares to 12,000,000 shares, without having any effect upon the issued and outstanding shares of Common Stock;

c) Approval and ratification of the Company's 2004 Omnibus Stock Option Plan, which authorizes the issuance of up to 500,000 shares of the Company's Common Stock that may be issued under the Plan; and

d) To ratify the selection of Anton Collins Mitchell LLP as the independent public accountants of the Company for the fiscal year ending July 31, 2005.

        Each of the nominees was elected to the Board of Directors, the amendment to effect an increase in the number of authorized shares of the Company's no par value common stock from 11,000,000 shares to 12,000,000 shares was adopted, the Company's 2004 Omnibus Stock Option Plan, which authorizes the issuance of up to 500,000 shares of the Company's Common Stock that may be issued under the Plan was adopted and Anton Collins Mitchell LLP were ratified as the Company's independent public accountants. The votes cast at the annual meeting upon the matters considered were as follows:

                                                 For                  Withhold
                                                 ---                  --------
         Election of Directors

            Thomas V. Geimer                  7,668,256                192,101
            A. Alexander Arnold III           7,847,748                 12,609
            Charles E. Gerretson              7,840,747                 19,610


        Adoption an amendment to the Company's Articles of Incorporation, as amended, which would effect an increase in the number of authorized shares of the Company's no par value common stock (the "Common Stock") from 11,000,000 shares to 12,000,000 shares

                        For                   Against             Abstain
                        ---                   -------             -------

                        7,716,610             135,879              7,868


        Approval of the 2004 Omnibus Stock Option Plan

                           For                Against       Abstain   Not Voted
                           ---                -------       -------   ---------

                        4,448,968             168,309        16,820   3,226,260


        Ratification of Anton Collins Mitchell LLP

                            For                Against            Withhold
                            ---                -------            --------

                         7,843,802              8,275              8,280

Item 5. Other Information
-------------------------

        None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a) Exhibits:

   1. Exhibit 31.1    Certification of Officer Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.

   2. Exhibit 31.2    Certification of Officer Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002.

   3.  Exhibit 32.1   Certification of Officer Pursuant to 18 U.S.C. 1350, as
                      adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                      0f 2002.


b) Reports on Form 8-K:

     Form 8-K filed August 4, 2004 disclosing a press release announcing the sale of the software business.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 15, 2004             ACCELR8 TECHNOLOGY CORPORATION

                                     /s/  Thomas V. Geimer
                                     -------------------------------------------
                                     Thomas V. Geimer, Secretary,
                                     Chief Executive Officer and
                                     Chief Financial Officer

                                     /s/  James Godkin
                                     -------------------------------------------
                                     James Godkin, Principal Accounting Officer