Form 10QSB
period 2005-01-31
ACCELR8 TECHNOLOGY CORP
filed 2005-03-17
CIK 727207

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2005


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

                7000 Broadway, Bldg 3-307, Denver, Colorado 80203
                -------------------------------------------------
                     (Address of principal executive office)

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

                Class                           Outstanding at March 14, 2005
                -----                           -----------------------------

     Common Stock, no par value                           9,679,960

                                      INDEX

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets
                 January 31, 2005  (unaudited) and July 31, 2004              3

              Statements of Operations
                 for the three months and six months ended
                 January 31, 2005 and 2004 (unaudited)                        4

              Statements of Cash Flows
                 for the six months ended January 31, 2005
                 and 2004 (unaudited)                                         5

              Notes to Unaudited Financial Statements                         6

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                9

     Item 3.  Controls and Procedures                                        15


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              15

     Item 2.  Changes in Securities and Use of Proceeds                      15

     Item 3.  Defaults of Senior Securities                                  15

     Item 4.  Submission of Matters to a Vote of Security Holders            16

     Item 5.  Other Information                                              16

     Item 6.  Exhibits and Reports on Form 8-K                               16


SIGNATURES                                                                   18

CERTIFICATION OF OFFICERS                                                    20


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                 Accelr8 Technology Corporation
                                         Balance Sheets

                                             ASSETS
                                                                    January 31,      July 31,
                                                                       2005            2004
                                                                   ------------    ------------
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                     $  6,424,063    $  7,233,430
     Accounts receivable                                                 55,192          15,948
     Other Accounts Receivable                                            1,359          50,000
     Inventory                                                           32,799          30,287
     Prepaid expenses and other current assets                           83,954          33,972
     Current portion note receivable                                    133,333         133,333
Current assets of discontinued operations (Note 7)                         --             7,225
                                                                   ------------    ------------
         Total current assets                                         6,730,700       7,504,195

Property and equipment, net                                             201,390         216,733
Note Receivable (Note 7)                                                266,667         266,667
Investments                                                             752,789         666,305
Intellectual property, net (Note 3)                                   3,974,502       4,070,832
                                                                   ------------    ------------
Total assets                                                       $ 11,926,048    $ 12,724,732
                                                                   ============    ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $     74,655    $     96,844
     Accrued compensation and other liabilities                          83,786          46,793
     Liabilities for discontinued operations (Note 7)                                    43,150
     Deferred revenue (Note 4)                                           65,000          60,000
                                                                   ------------    ------------
         Total current liabilities                                      223,441         246,787

Long-term liabilities:
     Deferred compensation                                              790,289         741,305
                                                                   ------------    ------------

         Total liabilities                                            1,013,730         988,092
                                                                   ------------    ------------
Commitments and Contingencies
Shareholders' equity (Notes 5 & 6)
     Common stock, no par value; 12,000,000 shares
        authorized; 9,961,210 and 9,961,210 shares
        issued and outstanding, respectively                         12,863,020      12,863,020
     Contributed capital                                                461,049         461,049
     Accumulated deficit                                             (2,138,151)     (1,313,829)
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                  10,912,318      11,736,640
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $ 11,926,048    $ 12,724,732
                                                                   ============    ============


                    See accompanying notes to unaudited financial statements.


                                       Accelr8 Technology Corporation
                                          Statements of Operations
                                                (Unaudited)


                                                         Three Months Ended             Six Months Ended
                                                     --------------------------    --------------------------
                                                     January 31,    January 31,    January 31,    January 31,
                                                         2005           2004           2005           2004
                                                     -----------    -----------    -----------    -----------
Revenues:
     Consulting fees                                 $    90,000    $      --      $    90,000    $      --
     License Fees (Note 4)                                62,750         62,750
     OptiChem(TM) revenue                                 89,196         36,968        110,005         59,252
                                                     -----------    -----------    -----------    -----------

         Total revenues                                  241,946         36,968        262,755         59,252
                                                     -----------    -----------    -----------    -----------
Costs and Expenses:

     Cost of sales - OptiChem                             32,771         16,163         42,386         24,670
     General and administrative                          236,653        253,047        497,707        460,414
     Marketing and sales                                  11,426         37,574         22,175         77,085
     Research and development                            233,542        137,532        436,545        280,365
     Depreciation                                         28,258          8,865         43,664         17,730
     Amortization                                         58,823         58,128        117,522        116,256
                                                     -----------    -----------    -----------    -----------

         Total costs and expenses                        601,473        511,309      1,159,999        976,520
                                                     -----------    -----------    -----------    -----------
Loss from operations                                    (359,527)      (474,341)      (897,244)      (917,268)
                                                     -----------    -----------    -----------    -----------
Other (expense) income
     Interest income                                      34,785         15,989         63,551         32,276
     Unrealized holding gain (loss) on investments         5,364         26,401          4,661         37,630
     Realized gain (loss) on sale of investments           4,710                         4,710          1,975
                                                     -----------    -----------    -----------    -----------
         Total other income                               44,859         42,390         72,922         71,881
                                                     -----------    -----------    -----------    -----------

Income from Discontinued Operations (Note 7)                   0         59,828              0         50,266
                                                     -----------    -----------    -----------    -----------

Net loss                                             $  (314,668)   $  (372,123)   $  (824,322)   $  (795,121)
                                                     ===========    ===========    ===========    ===========
Basic and diluted net loss per share                 $      (.03)   $      (.04)   $      (.08)   $      (.08)
                                                     ===========    ===========    ===========    ===========

Weighted average shares outstanding
   - basic and diluted                                 9,961,210      9,961,210      9,961,210      9,961,210
                                                     ===========    ===========    ===========    ===========


                         See accompanying notes to unaudited financial statements.


                            Accelr8 Technology Corporation.
                               Statements Of Cash Flows
                  For the Six Months Ended January 31, 2005 and 2004
                                      (Unaudited)

                                                                 2005           2004
                                                             -----------    -----------
 Cash flows from operating activities:
     Net loss                                                $  (824,322)   $  (795,121)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities:
         Depreciation                                             43,664         20,082
         Amortization                                            117,522        116,256
         (Decrease) in fair value of stock options granted
           for consulting services                                               (2,416)
         Unrealized holding (gain) loss on investments            (4,661)       (37,630)
         Realized (gain) on sale of investments, interest
            and dividends reinvested                              (6,823)        (5,332)

     Changes in assets and liabilities:
         Accounts receivable                                       9,397         (2,898)
         Inventory                                                (2,512)       (68,555)
         Prepaid expenses and other                              (49,982)       (26,152)
         Accounts payable                                        (22,189)       (10,289)
         Accrued liabilities                                      36,993          3,946
         Deferred revenue                                          5,000           --
         Deferred compensation                                    48,984         80,462
                                                             -----------    -----------


           Net cash (used in) operating activities              (648,929)      (727,647)
                                                             -----------    -----------

Cash flows from investing activities:

     Purchase of property and equipment                          (28,321)        (5,491)
     Purchase of intellectual property                           (21,192)       (12,975)
     Purchase of investments                                     (75,000)       (75,000)
                                                             -----------    -----------


            Net cash (used in) investing activities             (124,513)       (93,466)
                                                             -----------    -----------



Cash (used by) discontinued operations                           (35,925)       (87,553)
                                                             -----------    -----------



Net (decrease) in cash                                          (809,367)      (908,666)

Cash, beginning of period                                      7,233,430      8,711,951
                                                             -----------    -----------

Cash, end of period                                          $ 6,424,063    $ 7,803,285
                                                             ===========    ===========


               See accompanying notes to unaudited financial statements.

                                         5

                         Accelr8 Technology Corporation
                     Notes to Unaudited Financial Statements
                    For the six months ended January 31, 2005

Note 1. Basis of Presentation

     The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2004, included in our annual report on Form 10-KSB as filed with the SEC on October 29, 2004.

     The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the six month and three month periods ended January 31, 2005 may not be indicative of the results of operations for the fiscal year ending July 31, 2005.

Note 2. Reclassification

     Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the classifications used in fiscal 2005. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3. Intellectual Property


     Intellectual property consisted of the following:

                                          January 31, 2005   July 31, 2004
                                          ----------------   -------------
     OptiChem technologies                     $ 4,469,517     $ 4,454,538
     Patents                                       186,458         180,245
     Trademarks                                     49,019          49,019
                                               -----------     -----------
           Total intellectual property           4,704,994       4,683,802
     Accumulated amortization                     (730,492)       (612,970)
                                               -----------     -----------
           Net intellectual property           $ 3,974,502     $ 4,070,832
                                               ===========     ===========


     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(TM) technologies. Amortization expense was $117,522 and $116,256, respectively, for the six months ended January 31, 2005 and 2004.

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

Note 4. License and Supply Agreements

On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also signed a supply agreement (the "Supply Agreement") with SCHOTT for OptiChem coated amine-reactive slides manufactured by Accelr8.

     Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which fifty thousand dollars ($50,000) of such fee was credited against future royalties. An additional $15,000 in deferred revenue has been recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT shall pay Accelr8 a royalty payment equal to 6% of net sales of licensed products. If the total net sales during the initial 2-year term equal or exceed, $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee.

     Pursuant to the Supply Agreement, the Company will supply SCHOTT 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, at a price of $14.00 each. The Supply Agreement with SCHOTT has a term of six months or until delivery of all of the slides purchased under the Supply Agreement. The Supply Agreement also includes an option to SCHOTT until December 31, 2005 to negotiate an exclusive license for the application of OptiChem coatings on 96-well microtiter plates. In return, SCHOTT provided 7,500 glass substrates to Accelr8 at no charge. The option is valued at $12,750 and has been recorded as a license fee.

Note 5. Shareholders' Equity

     Common Stock Options

     At January 31, 2005, there were 692,500 stock options outstanding at prices ranging from $1.45 to $3.25 with expiration dates between May 6, 2005 and August 1, 2011. For the six months ended January 31, 2005 and 2004, stock options exercisable into 692,500 and 960,000 shares of common stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

                                                    Six Months Ended January 31,
                                                         2005         2004
                                                      ---------    ---------

     Net loss - as reported                           $(824,322)   $(795,121)
     Deduct: Total stock-based compensation expense
             determined under fair value based
             method for all awards                       (1,025)      (5,595)
                                                      ---------    ---------

     Pro forma net loss                               $(825,347)   $(800,716)
                                                      ---------    ---------
     Earnings per share:
     Basic and diluted - as reported                  $    (.08)   $    (.08)
                                                      =========    =========
     Basic and diluted - pro forma                    $    (.08)   $    (.08)
                                                      =========    =========


Note 7. Sale of Software Migration Tools

     On July 30, 2004, we completed the sale of the assets related to the Software Migration Business, which consisted of tools for legacy-code modernization and the resale of third-party software to Transoft Group Ltd (the "Asset Sale"). The aggregate purchase price of the Asset Sale was $500,000; which was payable $100,000 in cash and the Company was issued a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance payable quarterly. In addition, the purchase price included the assumption of support obligations under pre-existing support and maintenance agreements. The assets, liabilities, results of operations and cash flows for the Software Migration Business have been classified as Discontinued Operations in the financial statements. Net income from the discontinued operations for the three and six months ended January 31, 2004 was $59,828 and $50,266, respectively. A summary of income and expenses for these periods is below:

                                             Three Months          Six Months
                                                 Ended               Ended
                                           January, 31, 2004    January 31, 2004
                                           -----------------    ----------------

     Revenues                                  $115,772             $219,457
                                               --------             --------

     Cost of sales                               30,629               49,362
     Administrative and marketing                24,139              117,477
     Depreciation                                 1,176                2,352
                                               --------             --------
     Total costs and expenses                    55,944              169,191
                                               --------             --------
     Income from discontinued operations       $ 59,828             $ 50,266
                                               ========             ========


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
------------------------------------------------------------------------------

Forward Looking Information

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology, include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. In addition, all statements other that statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The following discussion should be read in conjunction with the Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including its 10-KSB for the year ended July 31, 2004, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

     The Company believes that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e., General Electric (Amersham) (NYSE:GE), Affymetrix (NASDAQ:AFFX), Agilent (NYSE:A), and Applied Biosciences (NYSE:ABI).

     In July 2003, the Company introduced its OptiPlate(TM) products, which are 96- and 384-well glass bottom microtiter plates for multiplexed microarraying. These products allow the customers to print a small microarray (as many as 2,000 spots) in each well. As with OptArray slides, the products support both DNA and protein arraying. The glass and chemical coatings are identical to those used in OptArray slides. This high throughput mode is essential in drug discovery and diagnostics where a lab must validate an assay over a large number of individual samples. The Company knows of only one other US company (Apogent) that is selling a plate for multiplexed microarraying.

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

     On November 24, 2004, we entered into an exclusive global manufacturing and distribution licensing agreement (the "License Agreement) with Schott Nexterion (Schott Jenaer Glas GmbH, Jena, Germany "SCHOTT") and a supply agreement (the "Supply Agreement") for microarray slides using Accelr8's OptiChem(R) surface chemistry. (See Note 4 to the Financial Statements.)

     In fiscal 2005 we intend to complete technical studies on materials and processes to be used in the BACcelr8r system. We also intend to begin BACcelr8r product design and development. During the first six months of fiscal 2005 we focused on assay development and refined methods of analyte capture intended for use in BACcelr8r. With our microarraying products, we will continue manufacturing hydrogel slides for resale to Schott customers pursuant to the Supply Agreement. In addition, we expect to conduct further custom OptiChem coating development.


Changes in Results of Operations: Six months ended January 31, 2005 compared to six months ended January 31, 2004.

     On July 30, 2004, we completed the sale of the assets related to the Software Migration Business. See Note 7 to the financial statements for details. The following revenues, costs and expenses relate only to our continuing operations.

     Consulting fees during the six month period ended January 31, 2005 were $90,000 as compared to $0 for the six month period ended January 31, 2004. The consulting fees were the result of a contract completed on December 31, 2004 for a custom coating for an industrial customer.

     During the six month period ended January 31, 2005, license fees were $62,750 as compared to $0 for the six month period ended January 31, 2004. The License fees were the result of the License Agreement entered into with SCHOTT to produce and sell the Company's OptiChem surface chemistry technology, sales to repeat customers and new customers that are evaluating the Company's OptArray slides as well as an option to license OptiChem coated 96 well plates. (See Note 4 to the Financial Statements.)

     OptiChem revenues for the six month period ended January 31, 2005 were $110,005 as compared to $59,252 for the six month period ended January 31, 2004, an increase of $50,753 or 85.7%. This increase was primarily the result of sales of OptArray slides under the Supply Agreement with SCHOTT, and a custom application to another SCHOTT customer for a new formula not covered by the Supply Agreement.

     During the six months ended January 31, 2005, sales to the Company's two largest customers were $90,000 and $131,514, representing 34.2% and 50.1% of the Company's gross revenues. During the six months ended January 31, 2004, sales to the Company's two largest customers were $35,150 and $11,900, representing 59.3% and 20.0% of gross revenues. The loss of a major customer could have a significant impact on the Company's financial performance.

     Cost of sales for the six months ended January 31, 2005 was $42,386, which represented 38.5% of OptiChem revenue compared to $24,670 during the six months ended January 31, 2004, which represented 41.6% of OptiChem revenue. The decrease in the cost of sales expressed as a percentage of Optichem revenue was the result of efficiencies in producing a greater number of slides and lower cost of substrates used in the formulation of OptiChem.

     General and administrative expenses for the six months ended January 31, 2005 were $497,708 as compared to $460,414 during the six months ended January 31, 2004, an increase of $37,294 or 8.1%. This increase was largely due to increased salaries as some individuals that were contractors were hired as full time employees. Some of the increase was offset by the consolidation of our corporate offices with our laboratory facility as of October 1, 2004.

     Marketing and sales expenses for the six months ended January 31, 2005 were $22,175 as compared to $77,085 during the six months ended January 31, 2004, a decrease of $54,910 or 71.2%. This decrease was largely due to an outside consultant being hired as an employee and the salary being classified in general and administrative.

     Research and development expenses for the six months ended January 31, 2005 were $436,545 as compared to $280,365 during the six months ended January 31, 2004, an increase of $156,180 or 55.7%. This increase was largely due to increased spending on the development of the BACcelr8r by outside consultants of $31,745 and hiring of new lab personnel.

     Depreciation for the six months ended January 31, 2005 was $43,664 as compared to $17,730 during the six months ended January 31, 2004, an increase of $25,934 or 146.3%. This increase results from the depreciation of additional laboratory equipment placed into service.

     The increase in amortization for the six months ended January 31, 2005 was negligible since the only additions were legal fees associated with patent filings.

     As a result of these factors, loss from operations for the six months ended January 31, 2005 was $897,244 as compared to a loss of $917,268 during the six months ended January 31, 2004, a decreased loss of $20,024 or 2.2%.

     Interest income during the six months ended January 31, 2005 was $63,551 as compare to $32,276 during the six months ended January 31, 2004, an increase of $31,275 or 96.9%. Interest income increased as a result of the interest earned on the note from discontinued operations and an increase in the interest rate on the amounts of cash held by the Company.

     Unrealized holding gains on marketable securities held in the deferred compensation trust for the six months ended January 31, 2005 was $4,661 as compared to of $37,630 held for the six months ended January 31, 2004, a decrease of $32,969, or 87.6%. The decreased gain was the result of a decrease in the price of securities held in the deferred compensation trust.

     Realized gain on the sale of investments was $4,710 for the six months ended January 31, 2005, as compared to $1,975 for the six months ended January 31, 2004, an increased gain of $2,735 or 138.5%. The increased gain was the result of increased interest rates and cash dividends.

     As a result of these factors, net loss for the six months ended January 31, 2005 was $824,322 as compared to $795,121 during the six months ended January 31, 2004, an increased loss of $29,201 or 3.7%.


Changes in Results of Operations: Three months ended January 31, 2005 compared to three months ended January 31, 2004.

     Consulting fees during the three month period ended January 31, 2005 were $90,000 as compared to $0 for the three month period ended January 31, 2004. The consulting fees were the result of a contract completed on December 31, 2004 for a custom coating for an industrial customer.

     License fees during the three month period ended January 31, 2005, were $62,750 as compared to $0 for the three month period ended January 31, 2004. The License fees were the result of the License Agreement entered into with SCHOTT to produce and sell the Company's technology. See Note 5 to the financial statements.

     OptiChem revenues for the three month period ended January 31, 2005 were $89,196 as compared to $36,968 for the three month period ended January 31, 2004, an increase of $52,228 or 141.3%. This increase was primarily the result of sales of OptArray slides under the Supply Agreement with SCHOTT, sales to repeat customers and new customers that are evaluating the Company's OptArray slides.

     During the three months ended January 31, 2005, revenues included a $90,000 consulting contract for custom slides with one customer, license fees of $62,750 and OptiChem revenue of $64,600 with SCHOTT. These three amounts represented 90% of the Company's net revenues, with 52.5% from SCHOTT. During the three months ended January 31, 2004, sales to the Company's two largest customers were $20,350 and $11,900, representing 55% and 32% of net revenues. The loss of a major customer could have a significant impact on the Company's financial performance.

     Cost of sales for the three months ended January 31, 2005 were $32,771 as compared to $16,163 during the three months ended January 31, 2004, an increase of $16,608, or 1.01%. The increase is the result of increased production. The cost of goods sold as a percentage of OptiChem sales was 36.7% for the three months ended January 31, 2005 as compared to 43.7% during the three months ended January 31, 2004, a decrease of 7%. This decrease is due to efficiencies as a result of increased production and lower glass and substrate costs.

     General and administrative expenses for the three months ended January 31, 2005 were $236,652 as compared to $253,047 for the three months ended January 31, 2004, a decrease of $16,395 or 6.5%. This decrease was primarily the result of decreased deferred compensation resulting from changes in market value of investments in the deferred compensation trust.

     Marketing and sales expenses for the three months ended January 31, 2005 were $11,426 as compared to $37,574 during the three months ended January 31, 2004, a decrease of $26,148 or 69.6%. This decrease was primarily the result of a consultant being hired as an employee and the salary reclassified into general and administrative.

     Research and development expenses for the three months ended January 31, 2005 were $233,543 as compared to $137,532 for the three months ended January 31, 2004, an increase of $96,011 or 69.8%. The increase was primarily the result of the addition of consultants working on the BACcelr8r and hiring of additional lab personnel.

     Depreciation for the three months ended January 31, 2005 was $28,258 as compared to $8,865, an increase of $19,393 or 218.8%. This increase results from the purchase of additional lab equipment.

     The change in amortization for the three months ended January 31, 2005 was negligible from the prior year.

     As a result of the above factors, the loss from operations for the three months ended January 31, 2005 was $359,527 as compared to a loss of $474,341 during the three months ended January 31, 2004, a decreased loss of $114,814 or 24.2%.

     Interest income during the three months ended January 31, 2005 was $34,785 as compared to $15,989 during the three months ended January 31, 2004, an increase of $18,796 or 117.6%. Interest income increased as a result of the interest earned on the note from discontinued operations and an increase in the interest rate on the amounts of cash held by the Company.

     Unrealized holding gains on marketable securities held in the deferred compensation trust for the three months ended January 31, 2005 were $5,364 as compared to $26,401 held for the three months ended January 31, 2004, a decrease of $21,037, or 79.7%. The decrease was the result of a decrease in the price of securities held in the deferred compensation trust.

     Realized gain on the sale of investments was $4,710 for the three months ended January 31, 2005, as compared to $0 for the three months ended January 31, 2004. The realized gain on investment was the result of increased interest rates and cash dividends.

     As a result of these factors, the net loss for the three months ended January 31, 2005 was $328,407 as compared to a net loss of $314,668 during the three months ended January 31, 2004, a decreased loss of $57,455 or 15.4%.

Capital Resources and Liquidity

     At January 31, 2005, as compared to July 31, 2004, the Company's current assets decreased $773,495 or 10%. During the same period, shareholders' equity decreased 7%, a total of $770,103, the amount of the net operating loss.

     Cash and cash equivalents for the six months ended January 31, 2005 decreased by $809,367. This decrease was largely the result of the net loss of $838,061, an increase in prepaid expenses of $49,982 and an increase in accounts payable of $23,163, offset by a decrease in deferred compensation of $48,984.

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

Item 3. Controls and Procedures
-------------------------------

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2005. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     None

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

a)   Exhibits:

     1. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     2. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.


b)   Reports on Form 8-K:

     Form 8-K filed December 6, 2004 announcing entering into a License Agreement and a Supply Agreement with SCHOTT Jenaer Glas BmbH.

     Form 8-K Filed January 6, 2005 announcing resignation of James Godkin and appointment of Joan D. Montgomery.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 16, 2005                    ACCELR8 TECHNOLOGY CORPORATION


                                          /s/ Thomas V. Geimer
                                          --------------------
                                          Thomas V. Geimer, Secretary, Chief
                                          Executive Officer and Chief Financial
                                          Officer


                                          /s/ Joan D. Montgomery
                                          ----------------------
                                          Joan D. Montgomery, Principal
                                          Accounting Officer