Form 10QSB
period 2005-04-30
ACCELR8 TECHNOLOGY CORP
filed 2005-06-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2005


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

                  7000 Broadway, Bldg., 3-307. Denver, CO 80221
                  ---------------------------------------------
                     (Address of principal executive office)

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
Yes [X] No [ ]

Number of shares outstanding of the issuer's Common Stock:

               Class                            Outstanding at June 11, 2005
               -----                            ----------------------------

    Common Stock, no par value                           9,961,210

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets                                                  3
                 April 30, 2005  (unaudited) and July 31, 2004

              Statements of Operations                                        4
                 for the three months and nine months ended April 30, 2005 and 2004 (unaudited)

              Statements of Cash Flows                                        5
                 for the nine months ended April 30, 2005 and 2004 (unaudited)

              Notes to Unaudited Financial Statements                         6

     Item 2.  Management's Discussion and Analysis of                         9
                 Financial Condition and Results of Operations

     Item 3.  Controls and Procedures                                        17


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              17


     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    17


     Item 3.  Defaults Upon Senior Securities                                17


     Item 4.  Submission of Matters to a Vote of Security Holders            17


     Item 5.  Other Information                                              17


     Item 6.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                   19

CERTIFICATION OF OFFICERS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                 Accelr8 Technology Corporation
                                         Balance Sheets

                                             ASSETS
                                                                     April 30,       July 31,
                                                                       2005            2004
                                                                   ------------    ------------
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                     $  5,898,398    $  7,233,430
     Accounts receivable                                                 51,918          15,948
     Other Accounts Receivable                                            1,359          50,000
     Inventory                                                           24,099          30,287
     Prepaid expenses and other current assets                           85,206          33,972
     Current Assets of Discontinued Operations                             --             7,225
     Note receivable (Note 7)                                           133,333         133,333
                                                                   ------------    ------------
         Total current assets                                         6,194,313       7,504,195

Property and equipment, net                                             246,511         216,733
Note Receivable (Note 7)                                                266,667         266,667
Investments, net                                                        744,678         666,305
Intellectual property, net (Note 3)                                   3,929,237       4,070,832
                                                                   ------------    ------------
Total assets                                                       $ 11,381,406    $ 12,724,732
                                                                   ============    ============


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    109,488    $     96,844
     Accrued compensation and other liabilities                          59,766          46,793
     Liabilities for discontinued Operations                               --            43,150
     Deferred revenue (Note 4)                                           65,000          60,000
                                                                   ------------    ------------
         Total current liabilities                                      234,254         246,787

Long-term liabilities:
     Deferred compensation                                              797,672         741,305
                                                                   ------------    ------------

         Total liabilities                                            1,031,926         988,092
                                                                   ------------    ------------
Commitments and Contingencies (Note 9)
Shareholders' equity (Notes 6 & 7)
     Common stock, no par value; 11,000,000 shares
        authorized; 9,961,210 shares
        issued and outstanding, respectively                         12,863,020      12,863,020
     Contributed capital                                                461,049         461,049
     Accumulated deficit                                             (2,700,989)     (1,313,829)
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                  10,349,480      11,736,640
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $ 11,381,406    $ 12,724,732
                                                                   ============    ============


                    See accompanying notes to unaudited financial statements.


                                   Accelr8 Technology Corporation
                                      Statements of Operations
                                             (Unaudited)


                                                   Three Months Ended            Nine months Ended
                                               --------------------------    --------------------------
                                                April 30,      April 30,      April 30,      April 30,
                                                  2005           2004           2005           2004
                                               -----------    -----------    -----------    -----------

Revenues:
     Consulting fees                           $      --      $      --      $    90,000    $      --
     License Fees (Note 5)                            --             --           62,750
     OptiChem(TM) revenue                          120,104         26,262        230,109         85,514
                                               -----------    -----------    -----------    -----------
          Net revenues                             120,104         26,262        382,859         85,514
                                               -----------    -----------    -----------    -----------

Costs & expenses:
     Cost of sales-OptiChem                         49,481         22,243        103,710         38,777
     General and administrative                    205,526        198,275        703,125        728,193
     Marketing and sales                             9,880          5,928         32,054         80,605
     Research and development                      383,190        127,830        808,001        408,194
     Amortization                                   58,827         58,128        176,350        174,384
     Depreciation                                    7,655         13,710         51,318         34,968
                                               -----------    -----------    -----------    -----------

          Total Costs and Expenses                 714,559        426,114      1,874,558      1,465,121
                                               -----------    -----------    -----------    -----------

Loss from operations                              (594,455)      (399,852)    (1,491,699)    (1,379,607)
                                               -----------    -----------    -----------    -----------

Other income (expense):
     Interest and dividend income                   41,213         15,808        109,474         50,059
     Unrealized gain (loss) on investment          (11,367)       (22,270)        (6,706)        15,359
     Miscellaneous                                   1,771           --            1,771           --
                                               -----------    -----------    -----------    -----------

          Total other income (expense)              31,617         (6,462)       104,539         65,418
                                               -----------    -----------    -----------    -----------

Income from discontinued operations (Note 8)          --           71,780           --          184,533
                                               -----------    -----------    -----------    -----------


Net Loss                                       $  (562,838)   $  (334,534)   $(1,387,160)   $(1,129,656)
                                               ===========    ===========    ===========    ===========

Net loss per share - basic and diluted         $     (0.06)   $     (0.03)   $     (0.14)   $     (0.11)
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding -
     basic and diluted                           9,961,210      9,961,210      9,961,210      9,961,210
                                               ===========    ===========    ===========    ===========


                      See accompanying notes to unaudited financial statements.


                             Accelr8 Technology Corporation
                                Statements Of Cash Flows
                    For the Nine months Ended April 30, 2005 and 2004
                                       (Unaudited)



                                                                   2005          2004
                                                               -----------    -----------
                      Cash flows from operating activities:

     Net loss                                                  $(1,387,160)   $(1,129,656)
     Adjustments to reconcile net loss to net
         cash (used in) provided by operating activities:
         Depreciation                                               51,318         31,828
         Amortization                                              176,350        174,385
         Increase (decrease) in fair value of stock options
              granted for consulting services                                     (45,000)
         Unrealized holding (gain) loss on investment                6,706        (15,359)
         Reinvestment of interest and dividends                    (10,079)        (7,559)

     Net change in assets and liabilities:
         Accounts receivable                                        12,671        (66,332)
         Inventory                                                   6,188        (63,303)
         Prepaid expenses and other                                (51,234)       (19,166)
         Accounts payable                                           12,644         23,254
         Accrued liabilities                                        12,973           (637)
         Deferred revenue                                            5,000         65,000
         Deferred compensation                                      56,367         79,168
                                                               -----------    -----------
         Net cash (used in) provided by operating activities    (1,108,256)      (973,377)
                                                               -----------    -----------

Cash flows from investing activities:
     Purchase of fixed assets                                      (81,097)       (94,629)
     Purchase of intellectual property                             (34,754)       (22,427)
     Purchase of investments                                       (75,000)       (75,000)
                                                               -----------    -----------

         Net cash used in investing activities                    (190,851)      (192,056)
                                                               -----------    -----------

Cash (used by) discontinued operations                             (35,925)       (35,741)
                                                               -----------    -----------


Net (decrease) increase in cash and cash equivalents            (1,335,032)    (1,201,174)

Cash and cash equivalents, beginning of period                   7,233,430      8,711,951
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $ 5,898,398    $ 7,510,777
                                                               ===========    ===========



                See accompanying notes to unaudited financial statements.

                                            5

                         Accelr8 Technology Corporation
                     Notes to Unaudited Financial Statements
                    For the Nine Months Ended April 30, 2005


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

     Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three month and nine month periods ended April 30, 2005 may not be indicative of the results of operations for the year ended July 31, 2005.

Note 2. Reclassification

     Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the classifications used in fiscal 2005. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3. Intellectual Property

     Intellectual property consisted of the following:

                                             April 30, 2005   July 31, 2004
                                             --------------   -------------
     OptiChem Technologies                     $ 4,469,517     $ 4,454,538
     Patents                                       200,021         180,245
     Trademarks                                     49,019          49,019
                                               -----------     -----------
           Total intellectual property           4,718,557       4,683,802
     Accumulated amortization                     (789,320)       (612,970)
                                               -----------     -----------
           Net intellectual property           $ 3,929,237     $ 4,070,832
                                               ===========     ===========


     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $176,350 and $174,384 respectively, for the nine months ended April 30, 2005 and 2004.

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

Note 4. Deferred Revenue

     The deferred revenue amount of $65,000 is composed of prepaid royalty fees of $50,000 and $15,000 of training fees included in the "License Agreement" with SCHOTT. See Note 5.

Note 5. License and Supply Agreements

     On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also entered into a supply agreement (the "Supply Agreement") with SCHOTT for OptiChem coated amine-reactive slides manufactured by Accelr8.

     Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which ($50,000) of such fee was credited against future royalties. An additional $15,000 in deferred revenue has been recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT agreed to pay Accelr8 a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed, $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee.

     Pursuant to the Supply Agreement, the Company will supply SCHOTT 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, at a price of $14.00 each. The Supply Agreement also includes an option to SCHOTT until December 31, 2005 to negotiate an exclusive license for the application of OptiChem coatings on 96-well microtiter plates. In return, SCHOTT provided 7,500 glass substrates to Accelr8 at no charge. The option is valued at $12,750 and has been recorded as a license fee. The supply agreement was amended on April 25, 2005 to include the purchase of an additional 5,000 slides through July 15, 2005 under the same terms.

Note 6. Shareholders' Equity

     Common Stock Options

     At April 30, 2005, there were 860,000 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between May 6, 2005 and March 16, 2015. For the nine months ended April 30, 2005 and 2004, stock options exercisable into 860,000 and 762,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 7. Employee Stock Based Compensation

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


                                                            Nine Months Ended April 30,
                                                                2005           2004
                                                            -----------    -----------
Net loss - as reported                                      $(1,387,160)   $(1,129,656)
Deduct: Total stock-based compensation expense determined
        under fair value based method for all awards           (430,272)        (5,595)
                                                            -----------    -----------

Pro forma net loss                                          $(1,817,432)   $(1,135,251)
                                                            ===========    ===========
Earnings per share:
Basic and diluted - as reported                             $      (.13)   $      (.11)
                                                            ===========    ===========
Basic and diluted - pro forma                               $      (.18)   $      (.11)
                                                            ===========    ===========

Note 8. Sale of Software Migration Tools

     On July 30, 2004, we completed the sale of the assets which consisted of tools for legacy-code modernization and the resale of third-party software (the "Software Migration Business") to Transoft Group Ltd. (the "Asset Sale"). The aggregate purchase price of the Asset Sale was $500,000; which was payable $100,000 in cash and the Company was issued a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance payable quarterly. In addition, the purchase price included the assumption of support obligations under pre-existing support and maintenance agreements. The assets, liabilities, results of operations and cash flows for the Software Migration Business have been classified as "Discontinued Operations" in the financial statements. Net income from the discontinued operations for the three and nine months ended April 30, 2004 was $71,780 and $184,533, respectively. A summary of income and expenses for these periods is below:

                                           Three Months      Nine Months
                                              Ended             Ended
                                          April 30, 2004   April 30, 2004
                                          --------------   --------------

       Revenues                              $105,147         $322,627
                                             --------         --------

       Cost of sales                           14,725           69,071
       Administrative and marketing            18,642           69,023
                                             --------         --------
       Total costs and expenses                33,367          138,094
                                             --------         --------

       Income from discontinued operations   $ 71,780         $184,533
                                             ========         ========


Note 9. Subsequent Event

     On June 2, 2005, Accelr8 Technology Corporation ("Accelr8") and SCHOTT Jenaer Glas GmbH ("SCHOTT") entered into a supply agreement (the "Supply Agreement").

     Pursuant to the Supply Agreement, Accelr8 will supply a minimum of 5,000 OptArray Slide HS streptavidin coated microarrying slides to SCHOTT on a non-exclusive basis, at a price of $20.82 each for the first 1,000 slides and $17.15 for the remaining slides purchased under the Supply Agreement. The Supply Agreement for Slide HS with SCHOTT expires on December 31, 2005. Accelr8 also granted an option non-exclusive right to SCHOTT to negotiate for a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. If SCHOTT exercises this right, SCHOTT shall pay Accelr8 $15,000 for training on manufacturing of Slide HS. In addition, for this right, SCHOTT agreed to provide 7,500 glass substrates to Accelr8 at no charge (valued at $12,750).

     Accelr8 also offered SCHOTT until December 31, 2005 the right to negotiate an exclusive right for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides. Schott must formally initiate negotiations by October 1, 2005. If SCHOTT exercises this right, SCHOTT shall pay Accelr8 $15,000 for training on manufacturing of Slide HS.


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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

     Prior to January 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") was primarily a provider of software tools and consulting services.

     On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem) and quantitation instrument (QuanDx(TM)). The Company's proprietary surface chemistry and its quantitation instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens, and bio-warfare assessments. Presently the Company sells advanced microarray slides and specialty microtiter plates coated with its proprietary OptiChem activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. Management believes that this property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

     We believe that the market for DNA/RNA and protein microarrays is growing because of increased demand for gene analysis and molecular diagnostics as measured by industry wide growth in unit sales, i.e., Affymetrix (NASDAQ:AFFX), Agilent (NYSE:A), and Applied Biosciences (NYSE:ABI).

     In July 2003, the Company introduced its OptiPlate(TM) products, which are 96- and 384-well glass bottom microtiter plates for multiplexed microarraying. These products allow the customers to print a small microarray (as many as 2,000 spots) in each well. As with OptArray slides, the products support both DNA and protein arraying. The glass and chemical coatings are identical to those used in OptArray slides. Management believes that this high throughput mode is essential in drug discovery and diagnostics where a lab must validate an assay over a large number of individual samples. The Company knows of only one other US company (Apogent Matrix) that is selling a plate for multiplexed microarraying.

     On November 24, 2004, we entered into an exclusive global manufacturing and distribution licensing agreement (the "License Agreement) with Schott Nexterion (Schott Jenaer Glas GmbH, Jena, Germany "SCHOTT") and a supply agreement (the "Supply Agreement") for microarray slides using Accelr8's OptiChem(R) surface chemistry. (See Note 4 to the Financial Statements.) On June 2, 2005, the Company signed a new supply agreement (the "New Supply Agreement") with SCHOTT for a new product, a Streptavidin coated microarraying slide (the "Slide HS"). (See Note 9 to the Financial Statements.)

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

     In fiscal 2005 we intend to complete technical studies on materials and processes to be used in the BACcelr8r system. We believe that the BACcelr8r will significantly speed up bacterial testing and improve treatment outcomes. By developing and selling the system we intend to generate revenues and prove the value of our technology to large diagnostic companies. We believe that the most significant achievement of the BACcelr8r may be its ability to provide the physician with rapid antibiotic susceptibility tests results. We believe that this information should increase the number of lives saved by eliminating the often-ineffective use of "empiric therapy" (when specific bacteria have not been identified, the doctor prescribes a cocktail of drugs, hoping that the combination will kill the bacteria).

     Furthermore, we believe that dramatic compression of time that the BACcelr8r will provide compared to standard culturing practices, will give doctors an increased chance of getting patients out of the Intensive Care Unit days ahead of present norms (typically 10 extra days for pneumonia). We believe that this reduction in ICU costs, estimated at $3-4,000 per day, should also significantly reduce un-reimbursed hospital costs, improving the bottom line of an operating hospital budget. This is a very important factor in our marketing strategy. While we are aggressive in our estimates of time to market and costs to develop, we believe that we will be able to execute this business plan without further cash infusion at this time. We have an excellent team of fulltime scientists and a well-equipped lab that has allowed us to economically attain our milestones to date.


Changes in Results of Operations: nine months ended April 30, 2005 compared to nine months ended April 30, 2004.

     On July 30, 2004, we completed the sale of the assets related to the Software Migration Business. See Note 8 to the financial statements for details. The following revenues, costs and expenses relate only to our continuing operations.

     Consulting fees during the nine-month period ended April 30, 2005 were $90,000 as compared to $0 for the nine-month period ended April 30, 2004. The consulting fees were the result of a contract completed on December 31, 2004 for a custom coating for an industrial customer.

     During the nine month period ended April 30, 2005, license fees were $62,750 as compared to $0 for the nine-month period ended April 30, 2004. The license fees were 16.4% of total revenues. The license fees were the result of the License Agreement with SCHOTT to sell the Company's OptiChem surface chemistry technology (See Notes 4 and 5 to the Financial Statements.)

     OptiChem revenues for the nine month period ended April 30, 2005 were $230,109 as compared to $85,514 for the nine month period ended April 30, 2004, an increase of $144,595 or 169.1%. This increase was primarily the result of sales of OptArray slides under the Supply Agreement with SCHOTT, and a custom application to a customer of SCHOTT for a new formula not covered by the Supply Agreement. OptiChem revenues for the nine months ended April 30, 2005 were 60.1% of total revenues and 100% of total revenues for the nine months ended April 30, 2004.

     During the nine months ended April 30, 2005, sales of OptiChem slides to the Company's two largest customers were $216,064 and $6,620, representing 56.4% and 7.7% of the Company's total revenues. During the nine months ended April 30, 2004, sales to the Company's two largest customers were $35,150 and $34,300, representing 41.1% and 40.1% of total revenues. The largest customer during nine month period ended April 30, 2005 is SCHOTT. SCHOTT was the second largest during the nine month period ended April 30, 2004. The loss of this customer would have a material adverse effect on the Company's financial performance if the Company was unable to replace the revenue received from this customer.

     Cost of sales for the nine months ended April 30, 2005 was $103,710, which represented 45.1% of OptiChem revenue compared to $38,777 during the nine months ended April 30, 2004, which represented 35.4% of OptiChem revenue. The decrease in the cost of sales expressed as a percentage of Optichem revenue was the result of efficiencies in producing a greater number of slides and lower cost of substrates used in the formulation of OptiChem.

     General and administrative expenses for the nine months ended April 30, 2005 were $703,125 as compared to $728,193 during the nine months ended April 30, 2004, a decrease of $25,068 or 3.4%. This decrease was largely due to the following increases and decreases:

                      Consulting Fees           $ 29,175
                      Corporate & Stockholder    (44,743)
                      Corporate Insurance        (16,915)
                      Deferred Compensation      (22,801)
                      Employee Benefits            9,289
                      Legal Fees                 (40,718)
                      Premises Rent              (16,598)
                      Salaries                    74,165
                      Other                        4,078
                                                --------

                                  Total         $ 25,068
                                                ========

     Consulting fees increased due to a former employee being hired as a consultant and a consulting engagement for the valuation of our intellectual property. The decrease in Corporate and Stockholder was primarily the result of the payment of the one time fee for listing on the American Stock Exchange of $53,500 during the nine-month period ended April 30, 2004. Corporate insurance decreased due to the elimination of our errors and omissions insurance policy that covered the software development operations. The decrease in deferred compensation was due to the market fluctuations in the holding amounts of the securities in the Trust. Salaries and employee benefits increased due to the hiring of more employees for research and development of for the BACcelr8r project. The decrease in rent was a result of the consolidation of our corporate offices with our laboratory facility.

     Marketing and sales expenses for the nine months ended April 30, 2005 were $32,054 as compared to $80,605 during the nine months ended April 30, 2004, a decrease of $48,551 or 60.2%. This decrease was largely due to an outside consultant being hired as an employee and the salary being classified in general and administrative and research.

     Research and development expenses for the nine months ended April 30, 2005 were $808,001 as compared to $408,194 during the nine months ended April 30, 2004, an increase of $399,807 or 97.9%. This increase was largely due to the following:


                         Consulting Fees       $240,486
                         Laboratory Supplies     15,622
                         Salaries               140,227
                         Other                    3,472
                                               --------

                         Total                 $399,807
                                               ========

     Consulting fees are due entirely to amounts paid to engineering consultants for work on the BACcelr8r project, as are the increases in laboratory supplies. Salaries increased due to hiring more scientists to perform research for the BACcelr8r project.

     Depreciation for the nine months ended April 30, 2005 was $51,318 as compared to $34,968 during the nine months ended April 30, 2004, an increase of $16,350 or 46.8%. This increase results from the depreciation of additional laboratory equipment placed into service.

     The increase in amortization was negligible for the nine months ended April 30, 2005 as compared to the nine-month period ended April 30, 2004.

     As a result of these factors, loss from operations for the nine months ended April 30, 2005 was $1,491,699 as compared to a loss of $1,379,607 during the nine months ended April 30, 2004, an increased loss of $112,092 or 8.1%.

     Interest income during the nine months ended April 30, 2005 was $109,474 as compared to $50,059 during the nine months ended April 30, 2004, an increase of $59,415 or 118.7%. Interest income increased as a result of the interest earned on the note from discontinued operations in the amount of $12,055 and an increase in the interest rate on the amounts of cash held by the Company.

     An unrealized holding loss on marketable securities held in the deferred compensation trust for the nine months ended April 30, 2005 was $6,706 as compared to a gain of $15,359 for the nine months ended April 30, 2004, a difference of $22,065, or 143.7%. The change from a gain to a loss was the result of a decrease in the price of securities held in the deferred compensation trust. Discontinued operations during the nine-month period ended April 30, 2005 as $0 as compared to $184,553 during the nine-month period ended April 30, 2004.

     As a result of these factors, net loss for the nine months ended April 30, 2005 was $1,387,160 as compared to $1,129,656 during the nine months ended April 30, 2004, an increased loss of $257,504 or 22.8%.

Changes in Results of Operations: Three months ended April 30, 2005 compared to three months ended April 30, 2004.

     OptiChem revenue during the three month period ended April 30, 2005 were $120,104 as compared to $26,262 for the three months ended April 30, 2004. This increase was the result of increased sales of Slide H and of Slide HS, to existing customers.

     During the three months ended April 30, 2005, sales to SCHOTT were $114,664 representing 95.5% of the Company's total revenues. During the three months ended April 30, 2004, sales to SCHOTT were $22,400 representing 85.3% of total revenues. The loss of this customer would have a material adverse effect on the Company's financial performance if the Company was unable to replace the revenue received from this customer.

     Cost of OptiChem sales for the three months ended April 30, 2005 was $49,481, as compared to $22,243 during the three months ended April 30, 2004, an increase of $27,238 or 122.5% and is a direct reflection of the increased sales.

     General and administrative expenses for the three months ended April 30, 2005 were $205,526, as compared to $198,275 during the three months ended April 30, 2004, an increase of $7,251 or 3.7% This increase was primarily due to the following increases and (decreases):

                  Salaries and Employee Benefits    $ 26,344
                  Consulting Fees                      1,875
                  Corporate & Stockholder Expense    (18,780)
                  Deferred Compensation                8,676
                  Corporate Insurance                 (4,283)
                  Legal Fees                          (8,090)
                  Miscellaneous other                  1,509
                                                    --------
                                                    $  7,251
                                                    ========

     Marketing and sales expenses for the three months ended April 30, 2005 were $9,880, as compared to $5,928 during the three months ended April 30, 2004 an increase of $3,952 or 66.7%. This increase was largely comprised of a decrease in consultant stock option expense.

     Research and development expenses for the three months ended April 30, 2005 were $383,190, as compared to $127,830 during the three months ended April 30, 2004, an increase of $255,360 or 199.8%. The following summarizes the major components of the increase:

                  Outside Engineering               $ 198,441
                  Consultant Option Expense            21,292
                  Laboratory Supplies and Expense       1,055
                  Premises Rent                        (2,029)
                  Conferences                          (2,300)
                  Salaries                             42,230
                  Miscellaneous other                  (3,329)
                                                    ---------
                                                    $ 255,360
                                                    =========

     The major increase is in outside engineering fees for development of the BACcelr8r product. Salaries increased due to hiring of additional scientists for the BACcelr8r product. The fluctuations in the other categories are considered normal in the ordinary course of business.

     The change in amortization was nominal.

     Depreciation for the three months ended April 30, 2005 was $7,655, as compared to $13,710 during the three months ended April 30, 2004 a decrease of $6,055 or 44.2%.

     As a result of these factors, loss from operations for the three months ended April 30, 2005 was $594,455, an increased loss of $194,603 or 48.7% as compared to a loss from operations of $399,852 for the three months ended April 30, 2004.

     Interest and dividend income for the three months ended April 30, 2005 was $41,213, as compared to $ 15,808 during the three months ended April 30, 2004, an increase of $25,405 or 160.7% Interest income increased as a result of the interest earned on the note from discontinued operations in the amount of $400,000 and an increase in the interest rate on the amounts of cash held by the Company.

     Unrealized gain (loss) on marketable securities held in the deferred compensation trust for the three months ended April 30, 2005 was a loss of $11,367 as compared to unrealized loss of $22,270 for the three months ended April 30, 2004. The decreased unrealized loss was a result of the change in market value of the underlying assets. The unrealized loss in marketable securities is reflected as decreased deferred compensation and included in general and administrative expenses.

     Discontinued operations during the three-month period ended April 30, 2005 was $0 as compared to $71,780 during the three-month period ended April 30, 2004.

     The Company has not recorded an income tax provision or benefit in either period. Deferred income tax assets and liabilities are computed to determine differences between the financial statement basis and the estimated income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. As of April 30, 2005, a valuation allowance has been recorded for the deferred tax asset, as management has not determined that it is more likely than not that this amount of the deferred tax asset will be realized.

     As a result of these factors, net loss for the three months ended April 30, 2005 was $562,838, an increased loss of $228,304 or 68.2% as compared to a net loss of $334,534 during the three months ended April 30, 2004.

Capital Resources and Liquidity

     At April 30, 2005, as compared to July 31, 2004, cash and cash equivalents, decreased by $1,335,032 from $7,233,430 to $5,898,398, or approximately 18.5%
and the Company's working capital decreased by 17.9% from $7,257,408 to $5,960,059. During the same period, shareholders' equity decreased from $11,736,640 to $10,349,480 or approximately 11.8% as a result of a net loss of $1,387,160.

     The net cash used in operating activities was $1,108,256, in the nine months ended April 30, 2005 compared to cash used in operating activities of $973,377 in the nine months ended April 30, 2004. The principal elements that gave rise to the difference are the increase in net losses of $257,504 and an increase in prepaid expenses in the amount of $32,068.

     The Company has historically funded its operations generally through cash flow generated from operations and equity financing. The Company anticipates that current cash balances and working capital plus cash flow from operations will be sufficient to fund its capital and liquidity needs in the foreseeable future.

Item 3. Controls and Procedures

     Under the supervision and with the participation of our management, including Thomas V. Geimer, the Chief Executive Officer and Chief Financial Officer of the Company, we have evaluated the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934, as amended, as the end of the period covered by this report. Based on that evaluation, Mr. Geimer has concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

     Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
-------------------------------------------------------------------

     Not applicable.

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

a)   Exhibits:

     1. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     2. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

b)   Reports on Form 8-K:

     Form 8-K filed on February 23, 2005 Disclosing Change in the Company's Accountants

     Form 8-K filed on April 23, 2005 with letter to shareholders discussing its current business operations

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2005                        ACCELR8 TECHNOLOGY CORPORATION


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