Form 10KSB
period 2005-07-31
ACCELR8 TECHNOLOGY CORP
filed 2005-10-31
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended: July 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to ________________

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Colorado                                84-1072256
         ------------------------------                 ---------------
        (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

              7000 North Broadway, Building 3-307, Denver, CO 80221
              -----------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2005 were $502,110.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 12, 2005 was approximately $29,064,271 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2005 was 9,961,210.

Documents incorporated by reference None

Transitional Small Business Disclosure Format        Yes         No   X
                                                         -----      -----

TABLE OF CONTENTS
                                                                           PAGE
PART I
     Item 1.      Description of Business .................................  3

     Item 2.      Description of Property ................................. 18

     Item 3.      Legal Proceedings ....................................... 19

     Item 4.      Submission of Matters to a Vote of Security Holders...... 19

PART II
     Item 5.      Market for Common Equity and Related Stockholder Matters. 27

     Item 6.      Management's Discussion and Analysis or
                    Plan of Operation  .................................... 27

     Item 7.      Financial Statements .................................... 27

     Item 8.      Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure....................  27

     Item 8A.     Controls and Procedures .................................  27

     Item 8B.     Other Information .......................................  27

PART III
     Item 9.      Directors, Executive Officers, Promoters and Control
                    Persons; Compliance With Section 16(a) of the
                    Exchange Act...........................................  28

     Item 10.     Executive Compensation ..................................  31

     Item 11.     Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters.............  36

     Item 12.     Certain Relationships and Related Transactions...........  37

     Item 13.     Exhibits ................................................  38

     Item 14.     Principal Accountant Fees and Services...................  38

SIGNATURES ................................................................  40

Financial Statements ...................................................... F-1

Notes to Financial Statements ............................................. F-6

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

Business Strategy

     Our vision is to develop and commercialize an innovative, integrated system for rapid identification of bacteria and the determination of their antibiotic resistance in critically ill patients. Our business strategy is to penetrate a large market segment, develop profitable sales growth, and demonstrate the value of our technology in the broad market for biomedical products with the intent of licensing our proprietary technology to market leaders.

Products

     We have developed an innovative bacterial analysis system, the BACcelr8r(tm), which we intend to eventually be used in clinical diagnostics for life-threatening bacterial infections. The system integrates our proprietary technologies to provide advantages in bacterial strain identification, particularly with regard to antibiotic resistance. Proprietary technologies include OptiChem(r) surface coatings and assay processing methods. We have received patents or we have patent applications pending for the major technology components and systems.

     Our first laboratory BACcelr8r research model, Version 0.1, is used in our own internal research to investigate and characterize the biological principles that we believe confer advantages upon our analytical methods. In July 2005, we began development of a higher-throughput laboratory model, Version 0.4, which we believe will gather large data sets to validate our analytical methods. We intend to use Version 0.4 for additional internal research as well as in independent academic research laboratories who will perform research on our behalf. We expect the first delivery of Version 0.4 devices during the 2006 calendar year.

     Following the research with Version 0.4, we plan to develop a commercial version intended for hospital use in clinical diagnostics for life-threatening infections. Since approximately the end of the 2004 fiscal year we have devoted substantially all of our technical resources to the BACcelr8r project.

     In addition to the BACcelr8r project, we have developed and licensed OptiChem(TM) surface coatings for use in microarraying components. We have granted Schott Jenaer Glas GmbH("SCHOTT"), which is a global leader in high-quality glass manufacturing, a two-year exclusive global license with an additional one-year option to manufacture and market OptiChem microarraying products. The current license includes the use of OptiChem on glass slides for gene and protein microarraying. SCHOTT also has options to license OptiChem for use in arrayable microtiter plates, and for new OptiChem formulations used in microarraying.

     OptiChem revenues for the year ended July 31, 2005 were $336,610. Management believes that substrate sales will continue and that there will be royalties from the licensing with SCHOTT in the next fiscal year; however, there can be no assurance that sales will occur or that the anticipated revenues will be generated.

     In a strategy similar to our OptiChem licensing program, we intend to customize our technologies to the specific requirements of additional large licensees when opportunities become available.

The Problem of Antibiotic Resistance

     Since their first commercial introduction in the 1940s, antibiotics have revolutionized the treatment of bacterial infections. However as antibiotic usage has become widespread throughout the world, many bacterial strains have emerged that express resistance to currently marketed antibiotics.

     The cost and risk of new drug development has continued to rise and the rate of new antibiotic development has decline. As antibiotic resistance continues to worsen and spread, we believe that the physician's challenge today is to select from an ever-shrinking list of possibilities; the antibiotics that might succeed in each individual case.

     Management believes that ideal therapy consists of the narrowest-spectrum antibiotic (limited range of affected species) that delivers the quickest and most complete kill of the bacteria known to cause the infection. To do this, management believes that the physician needs a detailed analysis of the exact antibiotic responsiveness in each individual case.

The Medical Microbiology Market Opportunity

     The clinical microbiology laboratory now typically requires from less than two to five days to grow and analyze a bacterial culture for antibiotic susceptibility. With patients who have rapidly-progressing infections the physician cannot wait for lab results and therefore must use a combination of powerful, broad-spectrum drugs in the hope of arresting the infection. Published studies have shown that in approximately 25% to 50% of such cases, "empiric" therapy fails to adequately control the infection.

     Furthermore, a study of the BAL (lung fluids) data on the therapy and outcome of VAP showed that changing the therapy later than approximately 24 hours did not significantly improve outcomes for most patients. Management believes that the inherent delay with current bacterial culturing methods can significantly increase a patient's medical risk. Patients who receive inadequate initial therapy may face extended hospitalization and increased risk of worsening disease severity and mortality.

     Today's tests still employ culturing methods that were first popularized in the 1870s. "Culturing" consists of growing bacteria from a patient specimen (such as blood) in an artificial nutrient medium that stimulates growth. After growing "colonies," which are discrete clusters of bacteria on a gel plate surface, the microbiologist then physically picks representative sample colonies for further growth and analysis. These "isolates" require many hours to prepare and many additional hours to analyze. As a result, lab results usually require from one to five days, or even longer for slow-growing organisms, before the physician receives the results after submitting a patient specimen.

     Management believes that standard culturing results only list possibly effective drugs and do not determine which drug might be the most effective, but rather indicate whether an antibiotic appears to be effective in culture, and not how quickly or completely it may kill one particular patient's bacteria.

     We believe the BACcelr8r will help physicians reduce the severity and mortality risk of life-threatening infections by providing much quicker and more precise analyses than are possible with culturing. Our objective is to provide complete bacterial strain characterization, including antimicrobial responsiveness, in less than 8 hours after the hospital lab receives a patient specimen. We also intend to identify and count bacteria by species in less than 2 hours.

Hospital Acquired Infections (HAI)

     We believe that the Intensive Care Unit (ICU) is the hospital area that has the most urgent problems with regard to controlling aggressive infections and that severe illness treated in the ICU, often weakens a patient's defenses against infectious organisms of all types. Management believes that the hospital also exposes patients to a reservoir of aggressive pathogens that may have evolved resistance to the most commonly used antibiotics.

     According to the FDA, "about 70% of bacteria that cause infections in hospitals are resistant to at least one of the drugs most commonly used to treat infections." The Centers for Disease Control and Prevention has stated that antibiotic resistance is among the organization's top public health concerns. The global spread of drug-resistant microbes has led to prolonged hospitalizations, and increased health care costs. Despite the antibiotic revolution, bacterial infections remain a leading cause of mortality in critically ill patients. Once microbes become resistant, infections can become difficult or impossible to treat.

     Hospital-acquired pneumonia is the leading cause of death from infections acquired in the hospital. In the ICU, the most common of hospital-acquired pneumonia is ventilator-associated pneumonia (VAP). It is the most common life-threatening infection contracted by patients during their hospital stay. Worldwide, over one million patients annually are at risk of developing VAP. Because these patients are critically ill before contracting pneumonia, the infection can have particularly serious consequences. A review of papers in medical journals highlights the fact that no medical "standard of care" now exists for diagnosing VAP and identifying the organisms that cause it.

     VAP is a direct result of mechanical ventilation (an element of life support), which requires the insertion of a tube deep into the patient's trachea (windpipe) and connects to a sophisticated mechanical air pump. The airway tube renders the patient vulnerable to infection because it facilitates leakage of microbes from the mouth into the airway and the lungs. The longer the tube is in place, the greater the risk that a patient will develop VAP.

     Management believes that there are approximately one million patients annually in the United States, Europe, and Japan who are on mechanical ventilation for two or more days and thus are at substantial risk of developing VAP. Approximately 9% to 27% of patients who require mechanical ventilation for at least two days develop VAP. In spite of empiric antibiotic therapy, patients who develop VAP spend, on average, seven to nine extra days in the ICU, which adds incremental costs that range approximately from $12,000 to $40,000. The Joint Commission on Accreditation of Healthcare Organizations has identified VAP prevention as a core ICU performance measure. Performance measurements are used by hospitals to support performance improvements and to demonstrate accountability to external stakeholders, including insurance companies.

     Because of these reasons, we believe that rapid antibiotic susceptibility testing for the bacteria that cause VAP represents an urgent unmet medical need and an attractive market opportunity. We are developing the BACcelr8r with the intent of meeting this need.

     We believe that physicians may also order the BACcelr8r to help diagnose the causes of certain other types of life-threatening bacterial infection. After we introduce a respiratory infection detection product, we intend to add cartridges for bacterial meningitis, community-acquired pneumonia, wound infections (including those arising after surgery), and other specific infection categories. The BACcelr8r system will include a fixed instrument and proprietary single-use analytical cartridges. By changing only a small set of cartridge assay components we believe we can change the bacterial species identified by the cartridge to fit a new diagnostic application. Many such "panels" of target organism overlap in medical diagnostics, reducing the complexity of new application development.

     Finally, we believe that proof of the BACcelr8r's ability to perform rapid, highly sensitive and specific analysis will also showcase the commercial value of Accelr8's proprietary technologies to industry leaders.

"Quantum Microbiology(tm)"

     We developed a new analytical strategy in order to eliminate bacterial culturing and isolation and thus eliminate the most time-consuming steps in bacterial testing. We call this strategy "Quantum Microbiology(tm)" (or "QM") to emphasize its ability to analyze each individual organism in a sample that contains tens of thousands of bacterial cells. Management believes that Quantum Microbiology adds substantial value to our intellectual property, and it is the method embodied in the BACcelr8r.

     The QM method identifies and maps each individual bacterium extracted from a sample as it is immobilized on an assay surface. It then conducts a series of texts on the immobilized cells and computes a statistical profile to identify each significant strain type in the sample. Strain typing or "phenotyping" includes assessment of antimicrobial responses.

     We believe that this strategy has major implications when compared to standard culturing methods. Speed is only one aspect, as we believe that QM can produce a complete analysis within the 8-hour objective established for the BACcelr8r. In addition, we believe that QM has the potential to identify hidden or minority resistant strains and that standard methods only reveal the properties of the fastest-growing organisms in a culture. We believe that they usually ignore slow-growing strains or minor strains that can become "superinfections." Early tests also demonstrate that QM makes it possible to automate certain types of sequential analysis that are too difficult to automate with today's high capacity automated systems. Therefore management believes that QM and the BACcelr8r have the potential to make a significant impact on the practice of clinical microbiology.

BACcelr8r Technology

     The BACcelr8r implements QM methods by using a computerized microscope with proprietary image analysis software to analyze each individual organism's responses to a series of tests. The Version 0.1 lab model now in use at Accelr8 demonstrates the feasibility of automating QM.

     The BACcelr8r instrument will contain computer boards, analyzer optics, electromechanical actuators, power supplies, and other subsystems that do not need to be disposable. Each single-use cartridge (or "cassette") will contain assay surfaces, sample introduction ports, and couplings for fluids, electrical circuits, and optical interfaces. Cassettes may also contain reagents in small on-board reservoirs. The single-use cassettes will contain most assay ingredients that cannot be re-used. In a typical application, the operator will use one cassette per test and dispose of the cassette when the test ends. Cassette and instrument designs are proprietary and wholly owned by Accelr8.

     As envisioned, in a typical application the operator will perform basic specimen preparation (such as blood, lung fluids, etc.) and introduce a small, standardized volume of sample into a cassette and insert the cassette into the instrument. All remaining operations will take place under computer control without operator intervention in normal operation. During the analysis the system will automatically report its operating status and current results for each cassette being processed.

     We believe that the system will perform four basic processes. First, it will rapidly distribute the sample to multiple flow channels, each having its own assay surface, then extract and immobilize individual bacteria from the sample onto each of those surface areas. Second, it will perform presumptive species identification and map the physical location of each immobilized organism in each flow channel. Third, it will measure the growth rates of the individual immobilized organisms for a brief period. Fourth, it will deliver a different antibiotic to each flow channel and measure the rate at which each different drug kills or attenuates the growth of each identified organism.

     At the end of the second step (presumptive species identification) we believe that the system will report the number of organisms for each species in the analytical panel. We plan the first hospital BACcelr8r version to have a panel of approximately nine species and approximately sixty different antimicrobial agents and combinations.

     We believe that the system will eliminate culturing and isolation by directly analyzing all of the organisms extracted from the sample without prior growth. We believe that it will quickly extract the organisms using an electrical field to drive the bacteria to a universal capture surface. We believe that OptiChem coatings within the sample distribution flow passages will mostly prevent bacteria from adhering to the passage walls. The OptiChem coatings and the electrical extraction method are part of Accelr8's intellectual property.

     Management believes that the BACcelr8r project illustrates the importance of discovering new ways to perform analyses at a very small scale with high sensitivity and ultra-low interference. Similar principles apply to other potential new versions of the integrated platform. We believe that by developing this system we will be in position to offer a customizable platform with short time to market for other companies who are in the business of marker discovery useful for drug discovery, molecular diagnostics, and other important vertical markets.

The Microarray Market Opportunity

     Microarraying slides were our first commercial biomedical products. Our products derive their advantages from OptiChem surface coatings. OptiChem can reduce background interference from materials in the analytical sample. Examples of materials that OptiChem sheds and that typically interfere with conventional surfaces include microbes, blood cells, blood and serum proteins, sticky proteins in cell culture lysates, and unbound dyes that remain after labeling test samples. Non-specific binding (also referred to as "adsorption" or "fouling") of such materials is a dominant noise factor that limits the sensitivity of bio-analytical assays.

     Microarrays typically consist of a microscopic grid of thousands of spots of a test chemistry on a glass slide. Each spot is made of a different variation of a test probe molecule, such as a unique short length of synthetic DNA that has a particular gene sequence. The researcher exposes a sample, such as extracts from a cell culture or blood, to the microarray. After incubation, washing and labeling, a computerized scanner measures the amount of dye or label on each spot. The researcher can then compare the array pattern between two different samples, such as a tumor biopsy against normal tissue.

     Microarrays are important because they allow the researcher to determine which genes or biochemical pathways become more or less active during a disease or after exposure to a new drug candidate molecule. They allow the scientist to conduct thousands of analytical experiments at one time. This can reveal clues to disease processes or help determine whether a potential new drug has the expected biochemical effects in living tissues.

     We decided to enter the microarray market because it has been in existence long enough to prove its potential application in clinical diagnostics, but we believe that it still has most of its growth ahead of it. Although the current research market is attractive in itself, we believe that emerging market segments in drug discovery and molecular diagnostics have much larger potential. In particular, we believe that research trends suggest that new array-based methods for cancer diagnostics may drive market growth. In addition, we believe that microarray technology has reached a crucial juncture, and that our unique technology has the potential to resolve critical issues, such as reducing complicated steps for sample preparation, that now retard the next phase of market evolution. Customer experience with OptArray slides confirms our beliefs about the nature of OptiChem's superiority in bio-analytical assays such as gene arrays and protein arrays.

     On November 4, 2004, the Company signed an exclusive two year manufacturing and marketing license with SCHOTT Jenaer Glas GmbH of Jena, Germany ("SCHOTT"). SCHOTT is a leading glass manufacturer in Europe. SCHOTT formed a division (Nexterion) in 2002 to enter the microarray market. Since then they have captured a share of the global microarray slide market selling several different formulas of coated slides. The license includes the global right to manufacturer and sell standard microarray slides using OptiChem amine-reactive coatings (Slide H).

     Under the license, Accelr8 supplied SCHOTT with products manufactured by Accelr8 until SCHOTT's new production facility achieved its production validation requirements. SCHOTT obtained the right for a 2-year exclusive global manufacturing and marketing license for OptiChem-coated microarraying products, and the option for a 1-year extension. Accelr8 was SCHOTT's sole supplier of permeable hydrogel coatings for microarraying slides during the term of the Supply Agreement. Accelr8 also provided training to facilitate the transition to the new SCHOTT manufacturing facility. In addition, SCHOTT also acquired an option for a technology transfer license for multiplexed microarraying plates in the microtiter format that must be exercised by December 31, 2005.

     On April 25, 2005 the companies agreed to increase the original supply agreement for Accelr8 to produce an additional 5,000 amine-reactive slides for SCHOTT.

     On June 2, 2005 the Company signed a second supply agreement with SCHOTT for OptiChem-streptavidin coated microarraying slides (Slide HS). Accelr8 had been manufacturing the streptavidin slides for SCHOTT since October 2004. Under the new agreement Accelr8 extended production through December 2005. SCHOTT also has a right during 2005 to enter into negotiations for an exclusive manufacturing and distribution license, similar to the Slide H agreement signed November 4, 2004. On September 27, 2005, SCHOTT also provided written notification with the Amended Supply Agreement that it intends to exercise its exclusive right to negotiate an exclusive license for the application of the Company's OptiChem Streptavidin coated microarrying slides.

     In the fiscal year ended July 31, 2005 Accelr8 received revenues of $394,045 from SCHOTT (including license fees, option fees and product sales).

     Going forward, we intend to continue to selectively pursue additional high-potential opportunities in the microarray market. We believe that OptiChem coatings may have opportunities in microbial biofilm inhibition, (as it applies to stents and implants) pharmaceutical packaging, and other areas that require exceptional anti-adsorptive surface coatings.

Competition

     If the production of the BACcelr8r is successful, it will enter a market niche whose constituent hospital laboratories now use automated bacterial culturing, identification, and antibiotic susceptibility testing systems. Leading suppliers of such systems include Becton Dickinson (NYSE: BDX), Dade Behring (NASDAQ: DADE), Trek Diagnostics (private), and bioMerieux (France). These products provide broad-based culturing and analysis of a wide variety of bacteria. In contrast, we intend to position the BACcelr8r as a disease-specific analysis and monitoring system for critically ill patients using small and specific subset of bacterial pathogens.

     We believe that we will not need to displace installed culturing systems in order to sell the BACcelr8r. We have identified specific diseases for which there is an urgent clinical need for rapid detection. These diseases also result in major hospital costs that we believe can only be reduced, in the absence of effective prevention, by a product that performs as we intend the BACcelr8r to perform (results in eight hours or less).

     Identified potential future competitors include companies who are attempting to develop diagnostic platforms based on gene-based analyses such as PCR (polymerase chain reaction or gene amplification).

     Approximately 20 companies around the world sell activated slides for use in microarray printing. However, only a few of these produce high-performance products that we view as competing with OptiChem coated microarraying substrates.

     Although Corning (NYSE:GLW) commands market leadership in activated microarray slides, we do not compete directly with Corning. OptArray targets the emerging need for high performance microarraying slides whereas Corning and others produce lower-cost products primarily for first-generation DNA expression arraying. Other companies that have similar products include TeleChem International (private), Fisher Scientific (NYSE:FSH), and SCHOTT (Germany).

     General Electric (NYSE: GE) markets activated slides and manufactured microarrays under the CodeLink(tm) brand. The coating on CodeLink slides is a hydrogel polymer that competes with OptiChem coated slides. However, we view GE as a potential customer and their supplier, SurModics Inc. (NASDAQ: SRDX), as a competitor in surface coatings.

Accelr8's Business Models

     We intend to offer licenses to assay and instrumentation manufacturers. We intend to offer such licenses in return for an up-front licensing fee plus a royalty on the net sales price for finished products that contain our licensed assets, subject to annual minimum royalties.

     Before we commit significant development effort to integrate our technologies into a customer's products and processes, we intend to require the customer to fund our non-recurring development costs. This customary joint development phase should help us to preserve a portion of our cash assets and help to qualify the customer's interest. However, there can be no assurance that we will enter into a joint development agreement with any of our customers.

     We continue to evaluate the potential to produce fully integrated systems for sale to end users in various market niches. The projected potential consumption for coated substrates makes these niches attractive. Based upon our perception of the high value to customers and low projected production costs, we believe that this type of business model has attractive margin potential. However, there can be no assurance that we will be successful in increasing the demand for any of our products.

Customers

     During the fiscal year ended July 31, 2005, total revenues were $502,110, of which $336,610 (67.0%) were OptiChem revenues. Of the total OptiChem revenues, $318,545 (94.6%) were to SCHOTT and $11,775 (3.5%) were to another customer. We continue to evaluate products and the sale of products used in the internal development of other companies. We are still engaged in research and development with respect to the OptiChem, and Baccelr8r technologies. We believe that the selling cycle (to a customer) for a product such as OptiChem will average about nine to twelve months, because of the need to integrate our products into the customer's production processes.

     We continue to evaluate potential new products and the sale of products used in the internal development of other companies.

Marketing and Sales

We currently market our technologies to potential industrial customers through five primary routes:

     o Public presentations at scientific symposia attended by key scientific staff and research and development decision makers from targeted companies and institutions.

     o Invited presentations at targeted companies by our own scientists or consultants.

     o Telephone calls, emails, express letters, and personal visits to key executives, business development managers, marketing managers, and research and development managers at targeted companies.

     o Our web site (www.accelr8.com), the content of which is technical in nature and targeted to scientists within prospective accounts.

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

     We intend to continue to expand our exposure by means of research papers in technical and professional journals, feature articles in the trade press, and advertising.

Operations

     We own all of our laboratory equipment. We lease approximately 6,400 square feet of laboratory and administrative space. Within the laboratory facility we constructed a cleanroom pilot production operation. We believe the facility has adequate capacity to implement the current product development plan.

     We have identified secondary sources for all materials used in OptiChem formulation, and have qualified multiple sources for the most critical constituent (inputs).

     We conduct an aggressive research and development program to expand our intellectual property portfolio and to adapt our licensable technologies to specific applications. Research and development programs include new physical coating methods for production of different substrate formats, additional methods for linking coatings to base materials, and additional functionalization for new applications. During the years ended July 31, 2005 and 2004, we spent approximately $1,304,888 and $554,416, respectively, on research and development activities.

     Instrumentation development requires certain components that are custom-fabricated to our specifications. Such components include printed circuit boards for controller electronics, optical components such as custom lenses, injection-molded plastic components, and machined mechanical components. In all applicable cases, we will own the production tooling and believe that we will be able to qualify secondary sources. We plan to maintain inventory levels sufficient to bridge second-source response times and include an adequate safety factor.

     We do not directly employ product development engineers but contract with independent engineering firms that have experience in each necessary technical discipline. In all cases these organizations pre-assign all new intellectual property to Accelr8 without future obligations by Accelr8. We retain full ownership without needing a license or payment of royalties.

     The lead project engineering firm has been in the medical device development business since the late 1980s. They are designing the instrument and system software. This organization has extensive experience in designing medical devices under FDA regulations and ISO requirements. An executive in this organization has overall responsibility to supervise the other engineering teams. Accelr8 technical staff and executives directly coordinate these organizations and participate directly in technical project execution.

     Another specialized software organization is developing image analysis algorithms and tools. The lead firm will use the methods developed by these specialists to integrate into the final product.

     Another contract engineering firm specializes in medical plastics, including injection molding. These engineers have experience in designing disposable, low-cost medical diagnostic products, designed for high volume manufacturability. This firm subcontracts with another specialized organization for laminate design and processing. This subcontractor also has experience in developing high-performance disposable biomedical devices for NASA and industrial clients. Finally, we also contract with an organization that specializes in microfluidic analysis and design. This organization works directly with the plastics engineering firm to originate and analyze critical flow components contained within the single-use cassette.

     In addition we are developing custom antibodies for species identification and other assays. Commercial antibody sources do not exist for some of the species contained in our panels. In other cases commercial sources cannot provide antibodies that meet our criteria for performance or production. Management believes that custom antibodies derived from this development program will add significant asset value and competitive advantages. In this program we own the antibodies and any intellectual property that may emerge as a result of the contracts.

     We have sold a manufacturing and marketing license to SCHOTT for the production of microarray slides (Slide H). We continue to use our own cleanroom pilot operation for ongoing product development and process engineering. As we approach commercialization for the BACcelr8r, we plan to engage experienced outsource vendors to produce finished goods thus avoiding costly investment for a manufacturing facility.

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

     We have a number of issued patents for technology acquired from DDx and have filed additional United States and international patent applications.

     Accelr8's first patent on the OptiChem technology, U.S. Patent No. 6,844,028 titled "Functional Surface Coating" issued on January 18, 2005. The patent specification covers the core OptiChem technology. The United States Patent Office issued a Notice of Allowance for the second in a series of OptiChem patents in May 2005. Additional OptiChem United States and international patent filings are in prosecution.

     Accelr8 broadened the scope of its instrument patent claims by filing additional provisional patent applications during the 2005 fiscal year. Management believes that these filings address many of the core concepts of QM and include additional instrumentation and specimen preparation inventions related to the BACcelr8r system.

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

     The Company has secured or established trademarks for:

          o    BACcelr8r;
          o    OptArray(TM);
          o    OptiChem(R);
          o    OptiPlate(TM);
          o    QuanDx(TM); and
          o    YoDx(TM) and
          o    Quantum Microbiology(TM).

Employees and Consultants

     We have fourteen full-time employees and contracts with five consultants. We have not entered into any collective bargaining agreements.

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

     Need To Develop Market For Products. We have received only nominal revenue from sales based on products using the new OptiChem technology. Our competitors manufacture and market products that are similar to ours. Our principal competitors and the areas in which they compete with us are described more fully in "Competition." While we have received nominal revenues from sales, there is no assurance that we will be successful in marketing our products.

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

     If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, our competitive position and sales could suffer or we may be unable to increase sales.

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

     Control By Management. At October 12, 2005, our officers and directors owned or controlled of record approximately 944,950 or 9.48% of the outstanding shares of our Common Stock. If they exercise all of the options that they currently hold, they will own 1,629,950 or 15.29% of the then outstanding shares of our Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares Eligible For Future Sale. As of July 31, 2005, we had reserved 1,500,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans. As of July 31, 2005, 477,500 options had been granted pursuant to the Qualified Plan with 2,500 of these options exercised, 250,000 options has been granted pursuant to the Non-Qualified Plan with 75,000 of this options exercised and 320,000 options have been granted pursuant to the 2004 Omnibus Plan with none of these options exercised. Further, as of October 12, 2005, there were 1,103,405 outstanding shares of our Common Stock, not held by our officers, directors that are restricted securities as that term is defined in Rule 144 under the Securities Act. Further, as of October 12, 2005, there were apparoximately 1,093,405 shares that are deemed restricted securities whose restrictions have lapsed and may be sold as unrestricted securities. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

     The 1,129,110 warrants exercised by Mr. Geimer ("Geimer Warrants") were exercised at $0.24 per share on October 14, 1997, and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust, we will hold the shares in the trust, and carry them as treasury stock. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 8 to the Financial Statements for further information. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

     The Loss Of One Or More Of Our Major Clients Could Significantly Reduce Our Revenue. During the fiscal year ended July 31, 2005, total revenues from SCHOTT were $394,045, 78.5% of revenues. Of this amount $318,545 were OptiChem revenues, $50,000 was a license fee and $25,500 was for option fees. During the fiscal year ended July 31, 2004, sales to SCHOTT of OptiChem revenues were $65,166 (54.9%) and to SomaLogic in the amount of $35,200 (29.7%) representing 84.6% of our total revenues. There can be no assurance that revenue from any customer will continue at their historical levels. Loss of one or more of our current clients, particularly the clients listed above, could have a material adverse effect on our business, financial condition and results of operations. If we cannot broaden our customer base, we will continue to depend on a few clients for the majority of our revenue.

     We Use Hazardous Materials In Some Of Our Research, Development And Manufacturing Processes. Our research activities sometimes involve the controlled use of various hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. We could be held liable for any damages that might result from any accident involving such materials. Any such liability could have a material adverse effect on our business, financial condition and results of operations.

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

     Our Results Of Operations Will Be Adversely Affected If We Fail To Realize The Full Value Of Our Intangible Assets. As of July 31, 2005, our total assets included $3,878,969 of net intangible assets. Net intangible assets consist principally of costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset. During the fiscal year ended July 31, 2004, the Company recorded an impairment of $10,316 for trademark abandonment. Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

     Our business strategy approach may be adversely affected by potential healthcare reform. Our vision is to develop and commercialize an innovative, integrated system for rapid identification of bacterial antibiotic resistance in critically ill patients. Healthcare reform and the growth of managed care organizations have been considerable forces in the diagnostics industry. These forces continue to place constraints on the levels of overall pricing and thus could have a material adverse effect on our future profit margins of our products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our customer base. In and outside the United States, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on our future sales and /or profit margin.

     We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues. The BACcelr8r will integrate many of our component systems and processes. For the year ended July 31, 2005, we spent $1,304,888 on research and development expenses. Notwithstanding these investments, there can be no assurance that the BACcelr8r will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion.

     Changes in our business strategy or plans may adversely affect our operating results and financial condition. If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop the BACcelr8r or other new products. The expense of such change could adversely affect our operating results and financial condition.

     Compliance costs with recently enacted changes in the securities laws and regulations pursuant to the Sarbanes-Oxley Act of 2002 will increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure, accounting and compliance practices. In response to the requirements of that act, the Securities and Exchange Commission and the American Stock Exchange have promulgated new rules on a variety of subjects. Compliance with these new rules as well as the Sarbanes-Oxley Act of 2002 has increased our legal, financial and accounting costs, and we expect the cost of compliance with these new rules to continue to increase and to be permanent. Further, the new rules may increase the expenses associated with our director and officer liability insurance.

     Our stock price has been volatile and may continue to be volatile; Dividend Policy. The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors." The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions taken by investors from time to time in our stock. During the fiscal year ended July 31, 2005, the closing sale price for our common stock ranged from $3.40 to $1.97 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

Glossary

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

Assay, Quantitative: a test in which the result is expressed as the quantity of analyte in a sample. Quantitative assays may be used to determine whether the amount of analyte is above or below a "cut-point" that distinguishes an acceptable level of the analyte, such as a food pathogen, from an unacceptable level.

Culturing (Bacterial): the analytical process of growing bacteria from a patient specimen (blood, sputum, etc.) to a quantity suitable for isolation and analysis.

DNA: the nucleic acid biomolecules that carry an organism's genetic code. The famous "double helix" molecular model of Watson and Crick.

Gene: a sequence of DNA or RNA that produces a functional protein product when translated by the normal biosynthetic route.

Genomics: the study, including sequencing, of molecules that carry an organism's genetic code (nucleic acids, DNA and RNA).

Genotype: the DNA gene sequence makeup that distinguishes one type of organism from another. Genotype differences may or may not directly correlate with phenotypes (see definition below).

Immunoassay: any type of biochemical assay that uses antigen-antibody affinity as the assay basis of selection and detection.

Isolation (Bacterial): the technique of growing bacterial cultures on selective media in such a way that only particular species grow successfully, thereby isolating colonies of the species for further analysis.

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

Pathogen: an infectious organism (bacteria, viruses, molds and fungi, prions) that when invading a host causes a disease. Pathogens may be transmitted through food, water, air, and/or contact with infected individuals or their biological fluids.

Phenotype: for microorganisms, the functional responses or observable characteristics that differentiate one set of organisms from another within the same species. The basis for strain differentiation based on observable behavior or properties other than those expressed in the genotype.

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

Strain (Bacterial): variants or phenotypes of a bacterial species that exhibit significant characteristics that allow discrimination of one strain from another. In clinical application usually distinguished on the basis of disease severity, toxic products, antibiotic resistance, and other medically relevant properties.

Superinfection: a second infection that occurs after treatment has begun for a diagnosed infection.

Surface Chemistry: the chemistry of materials that provide a barrier or contact surface. In the context of biochemical assays, the chemistry of all exposed surface area that may come into contact with assay reagents.

Ventilator Associated Pneumonia (VAP): a version of hospital-acquired pneumonia whose symptoms first appear at least 48 hours after starting mechanical ventilation.

Item 2. Description of Property.

     We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221. The monthly rent is $4,970 per month.

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

     The table set forth below presents the range, of the high and the low sales price per share of Common Stock on a quarterly basis.

         Quarter Ended                        High              Low
         -------------                        ----              ---

         Fiscal 2005
         October 31, 2004                   $ 3.40           $ 2.30
         January 31, 2005                     3.35             1.99
         April 30, 2005                       2.45             1.97
         July 31, 2005                        2.35             2.00

         Fiscal 2004
         October 31, 2003                    $4.80            $2.25
         January 31, 2004                     3.66             2.10
         April 30, 2004                       3.30             2.35
         July 31, 2004                        3.17             2.10


     The closing price for our Common Stock on October 5, 2005 was $3.14. On October 12, 2005, the Company had approximately 417 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. The Company believes that there are approximately 1,435 beneficial owners of its Common Stock.

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

     On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also entered into a supply agreement (the "Supply Agreement") with SCHOTT for OptiChem coated amine-reactive slides (Slide H) manufactured by Accelr8.

     Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. An additional $15,000 in deferred revenue has been recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT agreed to pay Accelr8 a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed, $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee.

     Pursuant to the Supply Agreement, the Company supplied SCHOTT with 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, at a price of $14.00 each. The Supply Agreement also includes an option to SCHOTT until December 31, 2005 to negotiate an exclusive license for the application of OptiChem coatings on multi-well microtiter plates. In return, SCHOTT provided 7,500 glass substrates to Accelr8 at no charge. The option is valued at $12,750 and has been recorded as an option fee. The supply agreement was amended on April 25, 2005 to include the purchase of an additional 5,000 slides through July 15, 2005 under the same terms.

     On June 2, 2005, we entered into a second supply agreement (the "Second Supply Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). Pursuant to the Second Supply Agreement, we will supply a minimum of 5,000 OptArray Streptavidin coated microarrying slides (Slide HS) to SCHOTT on a non-exclusive basis at a price of $20.82 each for the first 1,000 slides and $17.15 for the remaining slides purchased under the Second Supply Agreement. The Second Supply Agreement with SCHOTT expires on December 31, 2005. We also granted an option to SCHOTT to negotiate for a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. In return for this right, SCHOTT agreed to provide 7,500 glass substrates to Accelr8 at no charge. The value of the slides is $12,750 and has been recorded as option revenue. On September 27, 2005, the Company and SCHOTT entered into an amendment (the "Amended Supply Agreement") to the Supply Agreement pursuant to which SCHOTT exercised the worldwide non-exclusive right to make, use, sell, offer to sell, import and export 12,500 Slide HS from January 1, 2006 to December 31, 2006. In connection with the exercise of this right, SCHOTT will pay the Company $15,000 for training on manufacturing of Slide HS and the Company will receive an 8% royalty of SCHOTT's (or its affiliates) net sales of Slide HS. On September 27, 2005, SCHOTT provided notice that it intends to exercise its right to negotiate an exclusive license for the application of the Company's OptiChem streptavidin coated microarrying slides.

     In fiscal 2006 we intend to complete technical studies on materials and processes to be used in the BACcelr8r system. For a complete description of the research and development we intend to perform during fiscal 2006, see "Item 1.

Description of Business." We also intend to begin BACcelr8r product design and development for Version 0.4 in fiscal 2006. In addition, we expect to conduct further custom OptiChem coating development in projects funded by industrial customers.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2005 and 2004 and for each of the two years in the period ended July 31, 2005 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.


                                                          Year Ended July 31,
Statement of Operations Data:                          2005              2004
                                                       ----              ----
                                                           (In thousands,
                                                       except per share data)

Total Revenue                                             502         $    119
                                                    ---------         ---------

Loss from continuing operations                        (2,091)          (1,699)
Gain on sale of discontinued operations                     0              621
Income from discontinued operations                         0              168
Net loss                                               (2,091)            (909)
Weighted average shares outstanding                 9,961,210        9,961,210

Basic and diluted net loss per share
Continuing Operations                              $    (0.21)       $   (0.17)
Discontinued Operations                                     0        $     .08
                                                    ---------        ---------
                                                   $    (0.21)       $   (0.09)

Balance Sheet Data:                                      2005          2004
                                                         ----          ----

Working capital                                    $    5,634        $   7,257
Current assets                                          6,131            7,504
Current liabilities                                       497              247
Total assets                                           11,008           12,725
Total liabilities                                       1,340              988
Shareholders' equity                                    9,668           11,737

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

     Fiscal year ended July 31,                            2005         2004
                                                           ----         ----
     Total revenues from continuing operations             100%         100%
     Research and development                             (259)        (467)
     General and administrative                           (185)        (758)
     Amortization                                          (47)        (198)
     Cost of sales                                         (31)         (55)
     Marketing and sales                                   (12)         (67)
     Depreciation                                          (14)         (41)
     Abandoned trademark                                     0           (9)
     Other (expense) income, net                            33           62
     Loss from continuing operations                      (416)      (1,432)
     Gain on sale of discontinued operations                 0          524
     Income  from discontinued operations                    0          142
                                                           ----        -----
     Net loss                                             (416)%        (767)%
                                                          =====        =====

Changes in Results of Operations: Year ended July 31, 2005 compared to year ended July 31, 2004.

     OptiChem revenues for the year ended July 31, 2005 were $336,610 as compared to $118,614 for the year ended July 31, 2004, resulting in an increase of $217,996, or 183.8%. The increase in OptiChem revenues is primarily the result of increasing number of slides sold to SCHOTT, which included slides for one of their customers.

     During the year ended July 31, 2005, sales to the Company's two largest customers for OptiChem slides were $318,545 and $11,775, representing 63.4% and 2.4% of the Company's total revenues. During the year ended July 31, 2004, sales to the Company's two largest customers were $65,116 and $35,200, or 55% and 30% of the Company's revenues. The loss of a major customer could have a significant impact on the Company's financial performance in any given year.

     Consulting fees of $90,000 during the year ended July 31, 2005 were the result of a development contract with a single Company. License Fees and Option Fees of $50,000 and $25,500, respectively, in the year ended July 31, 2005 were from the License Agreement with SCHOTT. (See Note 7) There were no consulting fees, license fees or option fees during the year ended July 31, 2004.

     Research and development expenses for the year ended July 31, 2005, were $1,304,888 as compared to $554,416 during the year ended July 31, 2004, an increase of $750,472 or 135.4%. The two major components of this increase were:
(i) salaries which increased by $186,054, as a result of hiring three additional research scientists and normal increases in personnel salaries, and (ii) the development of the BACcelr8r project which resulted in an increase of $513,991 in outside engineering fees related to that project.

          General and administrative expenses for the year ended July 31, 2005 was $933,183 as compared to $872,198 during the year ended July 31, 2004, an increase of $60,985, or 7.0%. The following summarizes the major components of the changes:


                                                                                   Increase
                                               2005               2004           (Decrease)
                                               ----               ----           ----------
Audit and Accounting                        $46,470            $49,380           $ (2,910)
Consulting Fees                              99,320             65,348              33,972
Corporate and Shareholder                    74,159            145,184            (71,025)
Corporate Insurance                          54,744             73,745            (19,001)
Deferred Compensation                       101,332             91,906               9,426
Employee Benefits                           115,048             62,853              52,195
Payroll Taxes                                61,750             55,784               5,966
Salaries                                    286,452            242,073              44,379
Travel                                       13,006             12,075                 931
Legal                                        37,086             58,078            (20,992)
Miscellaneous Other Categories               43,816             15,772              28,044
                                           --------           --------             -------
                                           $933,183           $872,198             $60,985
                                           ========           ========             =======

     The decrease in audit and accounting was due to a change in auditors. The increase in consulting fees of $33,972 was due to the cost of a valuation of the intellectual property and an individual who was an employee in 2004 moving to a consulting position in 2005. Corporate and shareholder expenses decreased because: (i) of the non-recurring payment of the original listing fee for the American Stock Exchange in the amount of $55,000, which was paid during the fiscal year ended July 31, 2004, and (ii) $18,245 due to a change in public relations companies during the first quarter of fiscal 2005. Corporate insurance decreased because the Company terminated the errors and emissions insurance related to the software migration tools. Deferred compensation increased due to the change in market value of the securities held in the deferred compensation trust at July 31, 2005. Salaries and employee benefits increased due to a former consultant becoming employed as President of the Company, and additions to the scientific staff. The decrease in legal is due to litigation that was settled in fiscal 2004. Miscellaneous other categories includes allocated facilities rent, for non-research and development, computer and office supplies and other miscellaneous items.

     The increase in amortization for the year ended July 31, 2005 was negligible.

     Cost of sales for the year ended July 31, 2005 was $155,508 compared to $65,630 during the year ended July 31, 2004, an increase of $89,878 or 136.9%. This increase was primarily the result of the increase in sales. Cost of goods sold as a percentage of OptiChem revenues was 42.4% for the year ended July31, 2005 as compared to 55.3% for the year ended July 31, 2004. This decrease is due to efficiency in production and decreased cost of materials primarily chemicals for the OptiChem formula.

     Marketing and sales expenses for the year ended July 31, 2005 were $61,795 as compared to $106,169 during the year ended July 31, 2004, a decrease of $44,374 or 41.8%. The decreased was the result of a consultant whose fees were charged to marketing, during the fiscal year ended July 31, 2004 and who is now President of the Company and whose salary is classified under general and administrative expenses. Additionally, the reduction in marketing and sales expenses is the result of decreased expenses associated with attending industry trade shows since the signing of the SCHOTT agreement in November 2004.

     Depreciation for the year ended July 31, 2005 was $70,075 as compared to $48,298 during the year ended July 31, 2004, an increase of $21,777 or 45.1%. The increased depreciation was primarily the result of additional laboratory equipment being placed into service and depreciated.

     For the year ended July 31, 2005 there were no trademarks abandoned as compared to $10,316 for trademarks abandoned during the year ended July 31, 2004.

     As a result of these factors, loss from operations for the year ended July 31, 2005 was $2,258,947 as compared to a loss of $1,772,908 during the year ended July 31, 2004, an increased loss of $486,039 or 27.4%.

     Interest and dividend income for the year ended July 31, 2005 was $153,312 as compared to $64,259 during the year ended July 31, 2004, an increase of $89,053 or 138.6%. Of this amount, $16,000 was from the note receivable (See
Note 11), and the balance was the result of an increase in interest earned on our cash balance as a result of an increase in interest rates.

     Unrealized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2005 was $13,064, compared to combined realized and unrealized gain of $9,827 for the year ended July 31, 2004. The unrealized gain was a result of market fluctuations. The total of the realized gain and unrealized gain in marketable securities is reflected as deferred compensation and included in general and administrative expenses.

     For the year ended July 31, 2004, gain on sale of discontinued operations was $621,191. See Note 10 to the financial statements.

     For the year ended July 31, 2004 income from discontinued operations was $168,210.

     As a result of these factors, net loss for the year ended July 31, 2005 was $2,090,800 as compared to $909,421 during the year ended July 31, 2004, an increased loss of $1,181,379 or 129.9%.

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

Capital Resources and Liquidity

     As of July 31, 2005, the Company had $5,564,259 in cash and cash equivalents, a decrease of $1,669,171 from $7,233,430 at July 31, 2004. The primary reasons for change in cash and cash equivalents were cash used for operating activities of $1,563,644 and investment in new scientific equipment, patents, and trademarks of $127,935, and funding of the deferred compensation plan of $75,000, offset by the receipt of a $133,333 payment on a promissory note from the sale of the software migration tools.

     As compared to the fiscal year ended July 31, 2004, the Company's current assets decreased $1,373,581 from $7,504,195 to $6,130,614 and the Company's liquidity during the same period, as measured by cash and cash equivalents, decreased by 23.1% from $7,233,430 to $5,564,259. The Company's working capital decreased by 30.2% from $7,257,408 to $5,633,254 and shareholders' equity decreased 22.4% from $11,736,640 to $9,668,340 as a result of an increased in accumulated deficit of $2,090,800.

     For the year ended July 31, 2005, we spent $1,304,888 on research and development expenses. As of the date of this annual report, we have only realized nominal revenues from the sale of our products. Notwithstanding our investments in research and development, there can be no assurance that the BACcelr8r or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. If we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twenty-four months.

Capital Commitments

     As of July 31, 2005, the Company had one outstanding lease commitment in the amount of $121,815 over the next three years and an employment agreement with our Chairman and Chief Executive Officer which calls for the aggregate payments of approximately $580,000 over the next 29 months. See Note 14 to financial statements "Operating Leases" and "Employment Agreement."

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

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on February 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally , compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

     In August 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring, in general, retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

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

     o Deferred revenue represents amounts billed but not yet earned under consulting agreements.

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2005 and July 31, 2004, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

Contractual Obligations

     The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2005.

                                          Contractual Obligations(3)

Payments Due By Period
                                                                                        More than
                                  Total          1 to 3 years       4 to 5 years         5 years
                                  -----          ------------       ------------         -------


Office and Laboratory           $121,815          $121,815                 -0-               -0-
Lease Payments(1)

Thomas V. Geimer
Employment Contract (2)         $580,000          $580,000                 -0-               -0-

(1) Includes monthly deposits for taxes and assessments, landlords liability insurance and common facilities charges. We have a three-year lease agreement that began on October 1, 2004 for our office and laboratory located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221.
(2) Calculated as of July 31, 2005. Mr. Geimer's employment agreement expires on December 31, 2007. See "Item 10-Executive Compensation."
(3)  Excludes accounts payable and accrued liabilities.

Item 7.  Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 8A.  Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2005. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended July 31, 2005.

Item 8B.  Other Information.

     Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.


      Directors, Executive Officers, and Key Employees and Key Consultants

    Thomas V. Geimer                 58    Secretary, Chief Executive Officer,
                                           Chief Financial Officer, Chairman of
                                           the Board
    David C. Howson                  62    President
    Charles E. Gerretson (1)         59    Director
    A. Alexander Arnold III (1)      64    Director
    Michael J. Lochhead, Ph.D.       40    Senior Scientist
    Charles Greef, Ph.D.             47    Senior Scientist
    Steven W. Metzger                31    Senior Scientist
    David W. Grainger, Ph.D.         44    Chairman, Scientific Advisory Board,
                                           Consultant
    David Goldberg, Ph.D.            50    Consultant
    Marin Kollef, MD                 47    Consultant

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

     David Goldberg, Ph.D. has been a consultant to the Company since October 2002. Dr. Goldberg received his Doctorate in Biology from the California Institute of Technology. He did postdoctoral studies at Harvard and at the Molecular Biology Laboratory of the MRC, Cambridge. Dr. Goldberg has wide-ranging expertise in analytical systems and engineering as well as molecular biology. He is the inventor of the Company's proprietary molecular capture methodology and has been an officer/founder of various startup technology companies that have focused on areas that apply to our business, i.e. vapor deposition sputtering and tunable thin film filter technologies.

     Marin Kollef, M.D., FACP, FCCP has been a consultant to the Company since October of 2004. For the past five years Dr. Kollef has been self employed as a consultant to Barnes-Jewish Hospital. Dr. Kollef is a Professor of Medicine at the Washington University School of Medicine in St. Louis, Director of the Medical Intensive Care Unit, and Director of Respiratory Care Services at Barnes-Jewish Hospital. Dr. Kollef is a graduate of the United States Military Academy at West Point (1979) and received his degree as Doctor of Medicine at the University of Rochester School of Medicine and Dentistry (1983). Dr. Kollef has advised the Company on clinical applications and the major issues involved in managing infectious diseases in critically ill patients.

Scientific Advisory Board

     The Company established a Scientific Advisory Board in 2003. Dr. David Grainger is Chairman and Dr. David Goldberg is a member.

Involvement in Certain Legal Proceedings

     On July 12, 2001, without admitting or denying any liability, Thomas V. Geimer consented to the entry of a final judgment in the United States District Court for the District of Colorado, Civil Action No. 99-D-2203. The final judgment enjoined Mr. Geimer from future violations of Section 13 of the Exchange Act, and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder. In connection with the settlement, Mr. Geimer paid a civil penalty of $65,000. The costs of Mr. Geimer's defense plus the civil penalties were borne by the Company. There was no restatement of financial statements required for this settlement.

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Mr. Arnold and Mr. Gerretson, the Company's independent directors. The Compensation Committee did not meet during the last fiscal year. The Audit Committee held five meetings during the last fiscal year. The Audit Committee's financial expert is Charles E. Gerretson.

Audit Committee Report

     The Audit Committee has reviewed and discussed with management the Company's audited financial statements for the year ended July 31, 2005.

     The Audit Committee has also discussed with Comiskey & Company, P.C. the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

     The Audit Committee has received and reviewed the written disclosures and the letter from Comiskey & Company, P.C. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Comiskey & Company, P.C. their independence.

     Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2005 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

     A. Alexander Arnold III
     Charles E. Gerretson

Compliance With Section 16(a) of The Exchange Act

     Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2005, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that (i) David Howson, President of the Company failed to timely file a Form 4 in March 2005 disclosing four transactions, which was filed on March 31, 2005, (ii) Charles E. Gerretson failed to timely file a Form 4 in February 2005 disclosing one transaction that was filed in October 2005, and (iii) DDx, Inc. failed to timely file a Form 4 in February 2005 disclosing one transaction, which was filed on February 22, 2005.

Code of Ethics

     The Company has adopted a code of ethics for its principal executive officer and senior financial officers and a code of ethics and standards of conduct, that is applicable to all directors, officers and employees. Stockholders may request a free copy of these documents from:

         Accelr8 Technology Corporation
         7000 North Broadway, Building 3-307
         Denver, Colorado 80221

Item 10. Executive Compensation

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 2005, 2004 and 2003, of Thomas V. Geimer and David C. Howson, the Company's most highly compensated executive officers.



--------------------------- ----------------------------------------- ------------------------------------
                   Annual Compensation Long Term Compensation
--------------------------- ----------------------------------------- ------------------------------------

Name and                    Fiscal        Salary          Other       Other Annual         Securities
Principal Position            Year                                    Compensation         Underlying
                                                                                             Options
--------------------------- ---------- -------------- --------------- ----------------- ------------------

Thomas V. Geimer            2005       $165,000       $75,000(1)      $      --                --
  Chief Executive           2004       $165,000       $75,000(1)      $      --                --
  Officer and Chief         2003       $142,500       $75,000(1)      $      --                --
  Financial Officer
--------------------------- ---------- -------------- --------------- ----------------- ------------------

David C. Howson             2005       $120,000            --         $      --             300,000 (4)
  President                 2004       $102,039(2)          --        $      --                --
                            2003       $ 95,500(3)         --         $      --                --

--------------------------- ---------- -------------- --------------- ----------------- ------------------

-------------------
(1)  Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2005, 2004 and 2003.

(2)  Includes $66,500 paid to Mr. Howson as a consultant from August 1, 2003 to
     March, 2004.

(3)  For services performed as a consultant to the Company.

(4)  Options at $2.57, of which 225,00 are vested and are 75,000 unvested.


Option/SAR Grants in Last Fiscal Year

         The following table sets forth information concerning options granted during the fiscal year ended July 31, 2005 to either Thomas V. Geimer or David
C. Howson.

----------------------- --------------------- --------------------- --------------------- ---------------------
                        Number of             % of Total Options
                        Securities            Granted to                  Exercise             Expiration
      Name              Underlying Options    Employees in Fiscal           Price                 Date
                        Granted               Year
----------------------- --------------------- --------------------- --------------------- ---------------------

David C. Howson               225,000                69.8%                 $ 2.57            March 15, 2015

                             75,000 (1)              23.3%                 $ 2.57            March 15, 2015
----------------------- --------------------- --------------------- --------------------- ---------------------




(1) The 75,000 stock options shall vest if and only if prior to the expiration date of the Options, the Company closes on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company's shareholders receive aggregate consideration at closing equal to or greater than $250,000,000.

Option Values

The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Geimer and Mr. Howson.

                                   Aggregated Option Exercises in 2005 Fiscal Year
                                          and Fiscal Year End Option Values

                     Shares                         Number of Unexercised         Value of Unexercised
                     Acquired on      Value         Options at Fiscal Year        In-the-Money Options
Name                 Exercise         Realized      End                           Fiscal Year End(1)
------------------------------------------------------------------------------------------------------------
                                                    Exer-            Unexer-      Exer-        Unexer-
                                                    cisable          cisable      cisable      cisable
                                                    -------          -------      -------      -------

Thomas V. Geimer          0              0           300,000              0       $487,000      $     0

David Howson              0              0           225,000         75,000       $189,000      $39,000

-----------

(1) Value calculated by determining the difference between the closing sales price on July 29, 2005, of $3.09 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

Employment Agreement

     Effective December 1, 2002, we entered into an employment agreement with our Chairman, Chief Executive Officer and Chief Financial Officer and Secretary, Mr. Thomas V. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2005 would be $580,000. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

Compensation Pursuant to Plans

     Deferred Compensation Plan. In January 1996, we established a deferred compensation plan for our employees. Contributions to the plan are provided for under the employment agreement detailed above. For each of the fiscal years ended July 31, 2005 and 2004, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2005 was made on September 1, 2005.

     On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,140,000 warrants and options to acquire 1,140,000 shares of the Company's Common Stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust, we will hold the shares in trust and carry the shares as held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 14 to the Financial Statement for further information.

Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2005:

---------------------------------------------------------------------------------------------------------
                                  Equity Compensation Plan Information
---------------------------------------------------------------------------------------------------------

      Plan Category         Number of securities    Weighted-average     Number of securities remaining
                                     to
                               be issued upon
                                  exercise          exercise price of    available for future issuance
                               of outstanding          outstanding      under equity compensation plans
                                  options,          options, warrants   (excluding securities reflected
                            warrants and rights        and rights              in the 1st column)
-------------------------- ----------------------- -------------------- ---------------------------------

Equity Compensation               970,000                 $2.06                      452,500
Plans approved by
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation              200,000 (1)              $2.25                        N/A
Plans not approved by
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Total                             1,170,000                                          452,500
-------------------------- ----------------------- -------------------- ---------------------------------

(1) In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms as the Company's Non-Qualified Stock Option Plan upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology or (b) a change in control of the Company prior to the expiration date of the options. As of October 12, 2005, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

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

     The Board of Directors of the Company has adopted a non-qualified stock option plan (the "Non-Qualified Plan") which provides for the grant of options to purchase an aggregate of not more than 300,000 shares of the Company's Common Stock. The purpose of the Non-Qualified Plan is to provide certain key consultants, independent contractors, technical advisors and directors of the

Company with options in order to provide additional rewards and incentives for contributing to the success of the Company. These options are not incentive stock options within the meaning of Section 422 of the Code.

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

     As of July 31, 2005, 477,500 options had been granted pursuant to the Qualified Plan with 2,500 of these options exercised and 222,500 available for grant and 250,000 options had been granted pursuant to the Non-Qualified Plan with 75,000 of these options exercised and 50,000 available for grant.

2004 Omnibus Stock Option Plan

     On December 14, 2004, the shareholders approved the Company's 2004 Omnibus Stock Option Plan (the "Omnibus Plan"). The Omnibus Plan authorizes the issuance of up to five hundred thousand (500,000) shares of the Company's Common Stock. The purpose of the Omnibus Plan is to promote the growth of the Company by permitting the Company to grant options ("Options") to purchase shares of its Common Stock, to attract and retain the best available personnel for positions of substantial responsibility and to provide certain key employees, independent contractors, consultants, technical advisors and directors of the Company with a more direct stake in the future of the Company and provide an additional incentive to contribute to the success of the Company.

     The Omnibus Plan is administered by the Compensation Committee of the Board or any committee of the Board performing similar functions, as appointed from time to time by the Board (the "Omnibus Committee"). Pursuant to the terms of the Omnibus Plan, the Omnibus Committee may grant either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986

(the "Code") or nonqualified stock options, provided that incentive stock options may not be granted to independent contractors and consultants. The exercise price of all incentive stock options granted under the Omnibus Plan must be equal to the fair market value of such shares on the date of grant as determined by the Omnibus Committee, based on guidelines set forth in the Omnibus Plan. The exercise price of nonqualified stock options granted under the Omnibus Plan shall be not less than 50% of the fair market value of a share on the date of grant of such Option. The Omnibus Committee may grant on behalf of the Company, Options to purchase shares of the Company's Common Stock to any key employee, independent contractor, consultant, technical advisor or director.

     As of July 31, 2005, 320,000 options had been granted pursuant to the Omnibus Plan with none of these options exercised and 180,000 were available for grant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 12, 2005 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Further, Mr. Geimer does not have voting power over the shares that are held by the Rabbi Trust. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole dispositive power with respect to the shares shown.

   Name and Address of Beneficial Owner         Shares Beneficially Owned
   ------------------------------------         -------------------------
                                                Number            Percent
                                                ------            -------

   Thomas V. Geimer (1)                         348,700            3.40%
   7000 North Broadway, Building 3-307
   Denver, Colorado 80221

   A. Alexander Arnold III(2)                   868,000            8.64%
   845 Third Ave., 6th Floor
   New York, NY 10021

   Charles E. Gerretson(3)                      128,150            1.28%
   7000 North Broadway, Building 3-307
   Denver, Colorado 80221

   David Howson(4)                               300,000            2.92%
   7000 North Broadway, Building 3-307
   Denver, Colorado 80221

   Executive Officers and Directors            1,644,850           15.44%
   as a Group (4 persons)

---------------
(1) Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 9 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options. Includes 400 shares held in brokerage accounts for Mr. Geimer's children, in which Mr. Geimer has the power and authority to dispose of the shares held by these accounts.
 2) Includes 730,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts, but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 63,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 75,000 shares, which may be purchased by Mr. Arnold upon exercise of options.
(3) Includes: (i) 103,250 shares owned directly by Mr. Gerretson and (ii) 10,000 shares, which may be purchased by Mr. Gerretson upon exercise of options which options expire on March 15, 2015. Also includes 14,900 shares held in brokerage and retirement accounts of individuals in which Mr. Gerretson has the power and authority to dispose of the shares held by these accounts. Mr. Gerretson disclaims any beneficial ownership with respect to such shares.
(4) Includes 300,000 shares, which may be purchased by Mr. Howson upon exercise of options which options expire on March 15, 2015, of which 75,000 stock options shall vest if and only if prior to the expiration date of the Options, the Company closes on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company's shareholders receive aggregate consideration at closing equal to or greater than $250,000,000.

Item 12. Certain Relationships and Related Transactions

     During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2005, the Board of Directors had authorized deferred compensation totaling $750,000 since fiscal year 1996 to Mr. Geimer of which $675,000 had been funded. The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation was funded on September 1, 2005.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 2005, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.1 Feasibility Testing Agreement with Promega dated October 5, 2005 (a confidential treatment request has been filed for this exhibit and confidential portions have been filed with the Securities and Exchange Commission)

14.1 Code of Ethics for Accelr8's principal executive officer and senior financial officers

14.2     Code of Ethics and Standards of Conduct

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

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Financial Statements

     The following financial statements of the Company are included in Item 7:

      Report of Independent Registered Public Accounting Firm- Comiskey & Company, P.C.
      Balance Sheets as of July 31, 2005 and 2004
      Statements of Operations for the years ended July 31, 2005 and 2004 Statements of Stockholders' Equity for the years ended July 31, 2005 and
        2004
      Statements of Cash Flows for the years ended July 31, 2005 and 2004 Notes to Financial Statements

Item 14.  Principal Accountant Fees and Services

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the audit of the Company's annual consolidated financial statements for the year ended July 31, 2005 including the reviews of the unaudited interim financial statements of the Company's Form 10-QSBs was approximately $5,677. The aggregate fees billed by Anton Collins Mitchell LLP for professional services rendered for the audit of the Company's annual consolidated financial statements for the fiscal years ended July 31, 2005 and July 31, 2004, including the reviews of the unaudited interim financial statements of the Company's Form 10-QSBs was approximately $39,514 and $45,500, respectively.

Tax Fees

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal year ended July 31, 2005 ("Tax Fees") was $0. The aggregate fees billed by Anton Collins Mitchell LLP for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal years ended July 31, 2005 and 2004 ("Tax Fees") were $0 and $0, respectively.

All other Fees

     Comiskey & Company, P.C. did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2005 and 2004. Anton Collins Mitchell LLP did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2005 and 2004.

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

                                       ACCELR8 TECHNOLOGY CORPORATION

Date: October 31, 2005                 By:  /s/  David C. Howson
                                         ---------------------------------------
                                         David C. Howson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2005                 By:  /s/  Thomas V. Geimer
                                         ---------------------------------------
                                         Thomas V. Geimer, Chairman, Secretary,
                                         Chief Executive Officer and
                                         Chief Financial Officer

Date: October 31, 2005                 By:  /s/  Joan Montgomery
                                         ---------------------------------------
                                         Joan Montgomery, Principal Accounting
                                          Officer

Date: October 31, 2005                 By:  /s/  A. Alexander Arnold III
                                         ---------------------------------------
                                         A. Alexander Arnold III, Director

Date: October 31, 2005                 By:  /s/  Charles E. Gerretson
                                         ---------------------------------------
                                         Charles E. Gerretson, Director

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                             JULY 31, 2005 and 2004

                         ACCELR8 TECHNOLOGY CORPORATION

                               TABLE OF CONTENTS

                                                                        PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-1


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-2


BALANCE SHEETS                                                           F-3


STATEMENTS OF OPERATIONS                                                 F-4


STATEMENTS OF SHAREHOLDERS' EQUITY                                       F-5


STATEMENTS OF CASH FLOWS                                                 F-6


NOTES TO FINANCIAL STATEMENTS                                            F-7

             Report of Independent Registered Public Accounting Firm




Board of Directors
Accelr8 Technology Corporation
Denver, Colorado


We have audited the accompanying balance sheet of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2005, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2005, and the results of its operations and changes in its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


Denver, Colorado
September 22, 2005

                                                        /s/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Shareholders
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheet of Accelr8 Technology Corporation as of July 31, 2004 and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation at July 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Anton Collins Mitchell LLP
Denver, Colorado
September 24, 2004


                                              ACCELR8 TECHNOLOGY CORPORATION
                                                      BALANCE SHEETS
                                                 JULY 31, 2005 and 2004


                                                         ASSETS

                                                                             2005                   2004
                                                                             ----                   ----
Current assets:
   Cash and cash equivalents                                            $  5,564,259           $  7,233,430
   Trade accounts receivable                                                  44,347                 15,948
   Other accounts receivable                                                     -0-                 50,000
   Inventory (Note 3)                                                         27,244                 30,287
   Prepaid expenses and other current assets (Note 4)                        228,097                 33,972
   Note receivable (Notes 11 and 15)                                         266,667                133,333
   Current assets of discontinued operations (Notes 11 and 15)                   -0-                  7,225
                                                                        ------------           ------------

         Total current assets                                              6,130,614              7,504,195

Property and equipment, net (Note 5)                                         230,847                216,733

Note Receivable (Notes 11 and 15)                                                -0-                266,667

Investments, net (Note 14)                                                   767,637                666,305

Intellectual property, net (Note 6)                                        3,878,969              4,070,832
                                                                        ------------           ------------

Total assets                                                            $ 11,008,067           $ 12,724,732
                                                                        ============           ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $    153,408           $     96,844
     Accrued compensation and other liabilities                              278,682                 46,793
     Liabilities for discontinued operations (Note 11)                           -0-                 43,150
     Deferred revenue (Note 12)                                               65,000                 60,000
                                                                        ------------           ------------
         Total current liabilities                                           497,090                246,787

Long-term liabilities:
     Deferred compensation (Note 14)                                         842,637                741,305
                                                                        ------------           ------------

         Total liabilities                                                 1,339,727                988,092
                                                                        ------------           ------------

Commitments and Contingencies (Notes 7 and 14):

Shareholders' equity (Notes 8):
     Common stock, no par value; 12,000,000
       (after increase on December 14, 2004) and
       11,000,000 shares, respectively authorized;
       9,961,210 shares issued and outstanding,
       respectively                                                       12,863,020             12,863,020

     Contributed capital                                                     483,549                461,049
     Accumulated deficit                                                  (3,404,629)            (1,313,829)
     Shares held for employee benefit (1,129,110 shares at cost)            (273,600)              (273,600)
                                                                        ------------           ------------
          Total shareholders' equity                                       9,668,340             11,736,640
                                                                        ------------           ------------

 Total liabilities and shareholders' equity                             $ 11,008,067           $ 12,724,732
                                                                        ============           ============

                                                             See accompanying notes to financial satements.




                                      ACCELR8 TECHNOLOGY CORPORATION
                                          STATEMENT OF OPERATIONS
                                 FOR THE YEARS ENDED JULY 31, 2005 and 2004

                                                             2004                     2005
                                                         -----------               -----------

Revenues (Note 7 and 12):
   OptiChem(TM) revenue                                  $   336,610               $   118,614
   Consulting Fees                                            90,000                       -0-
   License Fees                                               50,000                       -0-
   Option Fees                                                25,500                       -0-
                                                         -----------               -----------
     Total revenues                                          502,110                   118,614
                                                         -----------               -----------

Costs and expenses:
   Research and development                                1,304,888                   554,416
   General and administrative                                933,183                   872,198
   Amortization (Note 6)                                     235,608                   234,495
   Cost of sales                                             155,508                    65,630
   Depreciation                                               70,075                    48,298
   Marketing and sales                                        61,795                   106,169
   Abandoned trademark (Note 6)                                  -0-                    10,316
                                                         -----------               -----------

     Total costs and expenses                              2,761,057                 1,891,522
                                                         -----------               -----------

Loss from operations                                      (2,258,947)               (1,772,908)
                                                         -----------               -----------

Other (expense) income:
   Interest and dividend income                              153,312                    64,259
   Unrealized holding gain on investments (Note 2)            13,064                     9,827
   Miscellaneous                                               1,771                       -0-
                                                         -----------               -----------
     Total other income                                      168,147                    74,086
                                                         -----------               -----------

Loss from continuing operations                           (2,090,800)               (1,698,822)

Gain on sale of discontinued operations (Note 11)                -0-                   621,191

Income from discontinued operations (Note 11)                    -0-                   168,210
                                                         -----------               -----------

Net loss                                                 $(2,090,800)              $  (909,421)
                                                         ===========               ===========

Net loss per share:

Continuing operations                                          (0.21)              $     (0.17)

Discontinued operations                                          -0-                       .08
                                                         -----------               -----------

Basic and diluted net loss per share                     $      (.21)              $      (.09)
                                                         ===========               ===========

Weighted average shares outstanding                        9,961,210                 9,961,210
                                                         ===========               ===========




                                                        ACCELR8 TECHNOLOGY CORPORATION
                                                     STATEMENTS OF SHAREHOLDERS' EQUITY
                                                  FOR THE YEARS ENDED JULY 31, 2005 and 2004


                                                                                            Retained      Shares Held
                                     Common Stock                                            Earnings         For          Total
                               ------------------------      Stock to     Contributed      (Accumulated     Employee   Shareholders'
                                 Shares       Amount         Be Issued       Capital         Deficit)        Benefit      Equity

Balances, July 31, 2003        9,586,210     12,488,020        375,000        544,132        (404,408)      (273,600)    12,729,144

Shares issued as part of
 class action
 settlement (Note 13)            375,000        375,000       (375,000)

Stock options issued for
 consulting services
(Note 8)                            --             --             --          (83,083)           --             --          (83,083)

Net loss                            --             --             --             --          (909,421)          --         (909,421)
                            ------------   ------------   ------------   ------------    ------------   ------------   ------------

Balances, July 31, 2004        9,961,210   $ 12,863,020   $       --     $    461,049    $ (1,313,829)  $   (273,600)  $ 11,736,640
                            ============   ============   ============   ============    ============   ============   ============

Extension of Stock Option
 Expiration Dates                 22,500         22,500

Net loss                            --             --             --             --        (2,090,800)          --       (2,090,800)
                            ------------   ------------   ------------   ------------    ------------   ------------   ------------

Balances, July 31, 2005        9,961,210   $ 12,863,020           --     $    483,549    $ (3,404,629)  $   (273,600)  $  9,668,340
                            ------------   ------------   ------------   ------------    ------------   ------------   ------------

                                                                                     See accompanying notes to financial statements.




                                             ACCELR8 TECHNOLOGY CORPORATION
                                               STATEMENTS OF CASH FLOWS
                                     FOR THE YEARS ENDED JULY 31, 2005 and 2004


                                                                                   2005           2004
                                                                               -----------     -----------
Cash flows from operating activities:
     Net loss from continuing operations                                       $(2,090,800)    $(1,698,822)
     Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                                               70,075          48,298
         Amortization                                                              235,609         234,495
         Increase (decrease) in fair value of stock options
            granted for services                                                    22,500         (83,083)
         Unrealized (gain) loss on investments                                     (26,332)         (7,852)
         Realized (gain) loss on sale of investments, interest and
           dividends reinvested                                                        -0-          (9,054)
         Abandoned trademark                                                           -0-          10,316
         (Increase) decrease in assets:
           Accounts receivable                                                     (28,399)        (14,864)
             Other Accounts receivable                                              50,000             -0-
           Inventory                                                                 3,043         (30,287)
           Prepaid expense and other                                              (194,125)          4,864

         Increase (decrease) in liabilities:
           Accounts payable                                                         56,564         (51,253)
           Accrued liabilities                                                     231,889          17,298
           Deferred revenue                                                          5,000          60,000
           Deferred compensation                                                   101,332          91,906
                                                                               -----------     -----------

       Net cash used in operating activities                                    (1,563,644)     (1,428,038)
                                                                               -----------     -----------

Cash flows from investing activities:
     Purchase of laboratory equipment                                              (84,189)       (128,469)
     Cost of obtaining patents and trademarks                                      (43,746)        (59,709)
     Contribution to deferred compensation trust                                   (75,000)        (75,000)
     Receipt of Note Payment                                                       133,333             -0-
                                                                               -----------     -----------


       Net cash used in investing activities                                       (69,602)       (263,178)
                                                                               -----------     -----------


Cash provided (used) by discontinued operations                                    (35,925)        162,695
                                                                               -----------     -----------

Cash provided by sale of discontinued operations
                                                                                       -0-          50,000
                                                                               -----------     -----------

Increase (decrease) in cash                                                     (1,669,171)     (1,478,521)

Beginning balance:                                                               7,233,430       8,711,951
                                                                               -----------     -----------

Ending balance:                                                                $ 5,564,259     $ 7,233,430
                                                                               ===========     ===========

Supplemental schedule of non-cash investing and financing activities:
       Receivables from sale of discontinued operations                              $ -0-         450,000


                                                           See accompanying notes to financial statements.

                                                         F-6

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1    ORGANIZATION AND NATURE OF BUSINESS

          We were incorporated on May 26, 1982, under the laws of the State of Colorado. Prior to the acquisition of the OpTestTM suite of technologies ("OpTest"), which occurred in January of 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") was primarily a provider of software tools and consulting services. We provided software tools and consulting services for system modernization solutions for VMS legacy systems. We sold the assets related to the software business on July 30, 2004 to Transoft Group Ltd. See Note 11 and 15.

          On January 18, 2001, the Company acquired the OpTest suite of technologies from DDx, Inc. ("DDx"). The purchase of the assets of DDx provided the Company with a proprietary surface chemistry and quantitative instruments. The Company expects that its proprietary surface chemistry and quantitative instruments will support real-time analysis of medical diagnostic markers, pathogens, and bio-warfare agents.

          Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. We have manufactured and marketed OptiChem(R) coated microarraying slides ("OptiChem") and have also developed OptiChem(R) arrayable microtiter plate. In November of 2004 we licensed the use of OptiChem (See Note 7).

          During most of the fiscal year ended July 31, 2005, our primary focus shifted to development of a program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcelr8r(TM) ("BACcelr8r"). We intend to customize our technologies to the specific requirements of large licensees as well as develop new rapid pathogen detection assays.

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

          Reclassifications
          Certain reclassifications have been made to the fiscal 2004 financial statements to conform to the fiscal 2005 financial statement presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

          Concentration of credit risk
          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, and notes receivable, including receivables from

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          major customers. See Note 10. The Company places its cash equivalents with a high credit quality financial institution.

          The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2005, the Company's uninsured cash balance was approximately $5,464,259, however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States Federal agencies with approximate market value of 102% of the investment.

          The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

          Estimated Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2005 and 2004.

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

          Research and development
          Research and development costs charged to operations for the years ended July 31, 2005 and 2004 were $1,304,888 and $554,416, respectively.

          Intellectual property
          Intellectual properties are amortized over the period the asset is expected to contribute directly or indirectly to the Company's future cash flows. The Company evaluates the remaining useful life of each

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

          Revenue recognition

          Consulting services:
          -------------------
          Consulting revenue is recognized at the completion of the contract.

          OptiChem(R):
          -------------
          Revenue is recognized when the Company ships the product.

          Sales returns and allowances:
          -----------------------------
          Allowances on accounts receivable and notes receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for sales returns and allowances on a specific account basis.

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

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

          The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2005 and 2004, common stock options exercisable for 878,750 and 712,500 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years. In addition, at July 31, 2005 and July 31, 2004 200,000 contingent options were not included in loss per share. See Note 8.

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

          The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123:

                                                                 Year Ended           Year Ended
                                                               July 31, 2005         July 31, 2004
                                                               -------------         -------------

          Net loss - as reported                                $(2,090,800)           $ (909,421)
          Deduct:  Total stock-based compensation
                   expense determined under fair
                   value based method for all awards               (574,894)              (34,866)
                                                                -----------            ----------

          Pro forma net loss                                    $(2,665,694)           $ (944,287)
                                                                ===========            ==========
              Earnings per share:
              Basic and diluted - as reported                   $      (.21)           $     (.09)
                                                                ===========            ==========
              Basic and diluted - pro forma                     $      (.27)           $     (.09)
                                                                ===========            ==========


          Comprehensive income (loss)
          The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

          Recent accounting pronouncements
          In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure--an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company will continue to account for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. See Note 8 for further discussion.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on February 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

          In August 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring, in general, retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company."

NOTE 3    INVENTORY

          The Company purchases raw materials (custom chemicals and glass substrates) for producing OptiChem coated slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory as of July 31, 2005 and July 31, 2004 as slides currently are made for specific orders and shipped as produced.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4    PREPAID EXPENSES AND OTHER CURRENT ASSETS

          On July 8, 2005 the Company signed a contract for engineering services requiring a total deposit of $200,000. This liability was accrued and the assets recorded as a deposit. Upon the completion of the project, this amount is to be offset against the final billings of the contract and is fully refundable if the contract is not completed.

NOTE 5    PROPERTY AND EQUIPMENT

          Property and equipment are recorded at cost
           and consisted of the following at July 31:    2005            2004
                                                       ---------      ---------
          Computer equipment                           $   4,960      $   2,056
          Laboratory and scientific equipment            383,722        305,724
          Furniture and fixtures                          14,401         11,114
                                                       ---------      ---------
             Total property and equipment                403,083        318,894
          Accumulated depreciation                      (172,236)      (102,161)
                                                       ---------      ---------
             Net property and equipment                $ 230,847      $ 216,733
                                                       =========      =========

          Depreciation expense for the years ended July 31, 2005 and 2004 was $70,075 and $48,298, respectively.

NOTE 6   INTELLECTUAL PROPERTY

          Intellectual property consisted of
             the following at July 31:              2004                2005
                                                -----------         -----------

          OptiChem technologies                 $ 4,454,538         $ 4,454,538
          Patents                                   223,991             180,245
          Trademarks                                 49,019              49,019
                                                -----------         -----------
                                                  4,727,548           4,683,802
          Accumulated amortization                 (848,579)           (612,970)
                                                -----------         -----------
                                                $ 3,878,969         $ 4,070,832
                                                ===========         ==========

          Future amortization expense for the intangible assets is estimated as follows:

                    Years Ending July 31,
                    ---------------------
                            2006                            $   235,473
                            2007                                235,473
                            2008                                235,473
                            2009                                235,473
                            2010                                235,473
                         Thereafter                           2,701,604
                                                             ----------
                  Total future amortization                  $3,878,969
                                                             ==========

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem(TM) Technologies. Amortization expense was $235,608 and $234,495, respectively, for the years ended July 31, 2005 and 2004. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. The carrying amount of certain trademarks of $10,316 was impaired during the fiscal year ended July 31, 2004 and charged to operations. As of July 31, 2005 and 2004, management believes there was no additional impairment of the Company's other long-lived assets.

NOTE 7.   LICENSE AND SUPPLY AGREEMENTS

          On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also entered into a supply agreement (the "Supply Agreement") with SCHOTT for OptiChem coated amine-reactive slides manufactured by the Company. (Slide H)

          Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties.(See Note 12) An additional $15,000 in deferred revenue has been recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee.

          Pursuant to the Supply Agreement, the Company supplied SCHOTT 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, at a price of $14.00 each. The Supply Agreement also included an option to SCHOTT until December 31, 2005 to negotiate an exclusive license for the application of OptiChem coatings on multi-well microtiter plates. In return, SCHOTT provided 7,500 glass substrates to the Company at no charge. The option is valued at $12,750 and has been recorded as a option fee. The supply agreement was amended on April 25, 2005 to include the purchase of an additional 5,000 slides through July 15, 2005 under the same terms.

          On June 2, 2005, the Company and SCHOTT entered into a second supply agreement (the "Second Supply Agreement") for an additional formula of OptiChem (Slide HS).

          Pursuant to the Second Supply Agreement, the Company will supply a minimum of 5,000 OptiChem Slide HS streptavidin coated microarrying slides to SCHOTT on a non-exclusive basis, at a price of $20.82 each for the first 1,000 slides and $17.15 for the remaining slides.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          The Second Supply Agreement for Slide HS with SCHOTT expires on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. If SCHOTT exercises this right, SCHOTT shall pay the Company $15,000 for training on manufacturing of Slide HS. In addition, for this right, SCHOTT agreed to provide 7,500 glass substrates to the Company at no charge. The slides are valued at $12,750 and that amount has been recorded as option fees.

          The Company also granted SCHOTT the right to negotiate an exclusive right for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides. Schott must formally initiate negotiations by October 1, 2005 and complete the agreement by December 31, 2005. (See
          Note 15)

NOTE 8    SHAREHOLDERS' EQUITY

           Authorized Shares of Common Stock
          On December 14, 2004 the Shareholders adopted an amendment to the Company's Articles of Incorporation, as amended, to increase the number of authorized shares of the Company's no par value common stock from 11,000,000 to 12,000,000.

          Stock option plans
          The Company has option agreements with key executives and two stock-based compensation plans, which are discussed below:

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

          In accordance with generally accepted accounting principles, the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements, and the shares of the Company's common stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes and have no voting rights. (See Note
          14)

          Qualified stock option plan
          The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the "Incentive Plan"). The exercise price of each option, which has a maximum ten-year life, is established by the Company's compensation committee on the date of grant. For the year ended July 31, 2005, $15,000 was charged to compensation expense for the extension of certain option expiration dates.

          As of July 31, 2005, 477,500 options had been granted pursuant to the Qualified Plan with 2,500 of these options exercised and 222,500 available for grant.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Non-qualified stock option plan
          The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the "Non-Qualified Plan"). The exercise price of each option, which has a maximum ten-year life, is established by the Company's compensation committee on the date of grant. On May 7, 2002, the Company issued options to purchase 100,000 shares of its common stock to consultants for services to be provided at exercise prices of $2.25 per share. The consultant options vest 50% after one year and 50% after two years and renew two years after vesting provided the consultant is still retained. The fair value of these options is measured each reporting period until vested. The fair value adjustment of consultant option expense for the year ended July 31, 2004, was a decrease to expense of $83,083. There was $7,500 charged for compensation expense in the year ended July 31, 2005 for certain options related to the extension of expiration dates.

          As of July 31, 2005, 250,000 options had been granted pursuant to the Non-Qualified Plan with 75,000 of these options exercised and 50,000 available for grant.


          Omnibus Stock Option Plan
          On December 14, 2004 the Shareholders approved an Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company.

          As of July 31, 2005, 320,000 options had been granted pursuant to the Omnibus Plan with none of these options exercised and 180,000 were available for grant.

          Contingent options
          In connection with the purchase of the YoDx technology discussed above, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of July 31, 2005, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

          Accounting for employee based option plans
          The Company accounts for employee stock-based compensation arrangements using the intrinsic value method in accordance with APB No. 25 and related interpretations and has adopted the disclosure-only provisions of SFAS No. 123 as amended by SFAS No. 148. Accordingly, no

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

          The following weighted-average assumptions were used for grants in fiscal 2005: no dividend yield; risk free interest rate of 5.0%; expected life of 4 years; and expected volatility of 59% The weighted average fair value of options granted in fiscal 2005 was $2.59. The weighted average remaining contractual life of options outstanding at July 31, 2005 was 5.7 years.

          The following table summarizes information on stock option activity for the Executive Options, the Omnibus Plan, the Qualified Plan and the Non-Qualified Plan, excluding the 275,000 contingent options.

          ---------------------------------------- --------------- ------------------ ---------------------
                                                                                        Weighted Average
                                                     Number of      Exercise Price       Exercise Price
                                                       Shares          Per Share           Per Share
          ---------------------------------------- --------------- ------------------ ---------------------
          Options outstanding, July 31, 2003            755,000      $1.45 - $3.25             $1.89
          ---------------------------------------- --------------- ------------------ ---------------------
          Options granted                                 7,500       2.85 -  3.20             $2.97
           ---------------------------------------- --------------- ------------------ --------------------
          Options exercised                                 -0-
          ---------------------------------------- --------------- ------------------ ---------------------
          Options expired or cancelled                  (50,000)      2.50 -  2.50             $2.50
          ---------------------------------------- --------------- ------------------ ---------------------

          ---------------------------------------- --------------- ------------------ ---------------------
          Options outstanding, July 31, 2004            712,500       1.45 -  3.25             $1.85
          ---------------------------------------- --------------- ------------------ ---------------------
          Options granted                               322,500       2.10 -  3.10             $2.59
           ---------------------------------------- --------------- ------------------ --------------------
          Options expired or cancelled                  (65,000)      2.25 -  3.25             $2.46
          ---------------------------------------- --------------- ------------------ ---------------------

          ---------------------------------------- --------------- ------------------ ---------------------
          Options outstanding, July 31, 2005            970,000      $1.45 - $3.20             $2.06
          ---------------------------------------- --------------- ------------------ ---------------------

          As of July 31, 2005 and 2004, 878,750 and 677,500 options outstanding were currently exercisable and carried weighted average exercise prices of $2.00 and $1.83 respectively. The following table summarizes information about stock options outstanding and exercisable at July
          31, 2005:




                                          ACCELR8 TECHNOLOGY CORPORATION
                                          NOTES TO FINANCIAL STATEMENTS

              -------------------- -------------------------------------------- ----------------------------
                                                    Outstanding                         Exercisable
              -------------------- -------------- -------------- -------------- -------------- -------------

                   Range of           Number      Weighted         Weighted        Number        Weighted
                                                     Average
                                                    Remaining       Average                      Average
                Exercise Prices                    Contractual     Exercise                      Exercise
                                                  Life (Years)       Price                        Price
              -------------------- -------------- -------------- -------------- -------------- -------------

                 $1.45 - $1.50         385,000         5.2           $1.47          385,000       $1.47
              -------------------- -------------- -------------- -------------- -------------- -------------
                 $2.25 - $2.25         257,500         1.8           $2.25          255,000       $2.25
              -------------------- -------------- -------------- -------------- -------------- -------------
                 $2.57 - $2.90         320,000         9.5           $2.59          238,750       $2.59
              -------------------- -------------- -------------- -------------- -------------- -------------
                 $3.10 - $3.20           7,500         3.2           $3.13               -0-       -0-
                                         -----                                      -------
              -------------------- -------------- -------------- -------------- -------------- -------------

              -------------------- -------------- -------------- -------------- -------------- -------------
                 $1.45 - $3.20         970,000         5.7           $2.06          878,750       $2.00
              -------------------- -------------- -------------- -------------- -------------- -------------

NOTE 9   INCOME TAXES

          The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                         2005           2004
                                                     -----------    -----------
          Deferred tax assets:
          Net operating loss                         $ 1,697,300    $   881,662
          Deferred revenue                                24,087         22,200
          Depreciation and amortization                  140,181        (29,848)
          Stock options issued to consultants             45,023         36,630
          General business credit                        109,516        102,696
                                                     -----------    -----------
          Total                                        2,016,107      1,013,340
          Less valuation allowance                    (2,016,107)    (1,013,340)
                                                     -----------    -----------
          Net deferred tax asset                     $      --      $      --
                                                     ===========    ===========


          As of July 31, 2005, a valuation allowance of $2,016,107 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the years ended July 31, 2005 and 2004 as follows:

                                                               2005       2004
                                                               ----       ----
          Total expense (benefit) computed by:
          Applying the U.S. Federal statutory rate            (34.0%)    (34.0)%
          State income taxes, net of Federal tax benefit       (3.0)      (3.0)
          General business credits and other                   (3.8)      (3.8)
          Valuation allowance                                  40.8       40.8
                                                               ----       ----
          Effective tax rate (benefit)                           - %        -  %
                                                               ----       ====

          The Company has unused net operating loss carry forward of approximately $4,500,000 and general business credits of approximately $110,000 that are available to offset future income taxes. The net operating loss will expire beginning in 2013 and the general business tax credits expire from 2006 through 2024.

NOTE 10   MAJOR CUSTOMERS AND FOREIGN REVENUE

          For the years ending July 31, 2005 and 2004, OptiChem revenues were $336,610 and $118,614 respectively. Of those amounts, sales from one customer were $318,545 (94.6%) in the year ended July 31, 2005 and $63,700 (53.7%) for the year ended July 31, 2004.

          In fiscal 2005 the consulting revenues of $90,000 were all from one customer.

          Foreign Revenues were as follows:

---------------------------------- --------------------- ----------------------
Foreign Revenues                           2005                  2004
                                           ----                  ----
---------------------------------- --------------------- ----------------------
OptiChem Revenues                        $318,545               $63,700
---------------------------------- --------------------- ----------------------
License Fees                              50,000                  -0-
---------------------------------- --------------------- ----------------------
Option Fees                               25,550                  -0-
                                          ------                -------
---------------------------------- --------------------- ----------------------
                           Total         $394,085               $63,700
                                         ========               =======
---------------------------------- --------------------- ----------------------

NOTE 11   SALE OF SOFTWARE MIGRATION TOOLS

          On July 30, 2004, the Company entered into an asset sale agreement and closed the transaction selling substantially all of the business assets of the software business for an aggregate purchase price of $500,000; payable $100,000, at the time of closing and a promissory note with principal payable in three equal annual installments of $133,333 beginning July 15, 2005. The promissory note bears interest at 4% on the unpaid balance, payable quarterly, beginning September 30, 2004. The note is secured by a security interest in the Intellectual Property Rights of the VMS migration tools, the Assumed Prepaid Software Maintenance and Support Agreements (as defined in the Purchase Agreement) that were assumed by Debtor, and eighty-five percent (85%) of the payments received by Debtor pursuant to its support of the FMS product developed by CIM Team (the "Support Payments") and held in reserve in the Dedicated Account for the benefit of the Company. In addition, the purchase price includes the waiver of any support by the Company to those maintenance customers who have pre-paid their annual maintenance prior to the closing. The estimated post closing expenses associated with the sale were accrued at July 31, 2004. The sale of the assets resulted in a gain on sale of discontinued operations of $621,191. The note, including accrued interest, was paid in full on August 31, 2005. (See Note 15)

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Net income from the discontinued operations for the year ended July 31, 2004 was $168,210. A summary of income and expenses for the year ended July 31, 2004 is summarized below:

                                                                        2004
                                                                      --------

          Revenues                                                    $418,504
                                                                       -------

          Cost of sales                                                 80,329
          Administrative and marketing                                 165,260
          Depreciation                                                   4,705
                                                                      ---------
          Total costs and expenses                                     250,294
                                                                      --------
          Income from discontinued operations                         $168,210
                                                                      ========

NOTE 12   DEFERRED REVENUE

          On April 12, 2004, the Company signed a proof of principle testing agreement with a major life sciences company (the agreement has a non-disclosure clause as to name of entity). Under the agreement, Accelr8 will develop a customized surface coating to be applied to blank substrates provided by the customer. The agreement calls for the delivery of twelve (12) unoptimized experimental coated substrates within twenty-one (21) days of the effective date of the agreement and the final fifty (50) customized coated substrates no later than June 25, 2004. The agreement specified a $60,000 payment to Accelr8 within ten (10) business days of the signing of the agreement and an additional $30,000 payment within ten (10) business days after the final fifty customized substrates are delivered. The Company delivered the first twelve (12) substrates on April 19, 2004 and received the $60,000 payment on May 7, 2004. This amount was reflected as deferred revenue as the Company had continuing service obligations as of July 31, 2004. The remaining customized coated substrates were received by the customer on September 20, 2004 and $30,000 was invoiced and paid October 29, 2004. The total contract price of $90,000 was reflected as revenue in the year ended July 31, 2005.

          On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also entered into a supply agreement (the "Supply Agreement") with SCHOTT for OptiChem coated amine-reactive slides manufactured by Accelr8. (See Note 6). Deferred revenues of $50,000 in prepaid royalties and $15,000 for training have been paid, but not realized at July 31, 2005.

NOTE 13   NON-CASH FINANCING AND INVESTING ACTIVITY

          On July 30, 2004, the Company received a note receivable totaling $400,000 and accounts receivable totaling $50,000 in connection with the software business sale discussed in Note 11.

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 14   COMMITMENTS

          Investments and deferred compensation arrangement
          In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note. For each of the fiscal years ended July 31, 2005 and 2004, the Company contributed $75,000 to the plan which was accrued but unpaid by the Company at year end.

          The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2005 and 2004. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

                                                           2005           2004
                                                           ----           ----
          Cost basis                                   $760,545       $685,545
          Unrealized holding gain (loss)                  7,092       (19,240)
                                                          -----       --------
                    Aggregate fair value               $767,637       $666,305
                                                       ========       ========


          Deferred compensation related to the Rabbi Trust was $842,637 and $741,305 as of July 31, 2005 and 2004, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2005 and 2004 which was accrued but unpaid by the Company at year end.

          Operating leases
          The Company has renegotiated a three-year lease for its office and laboratory space with a term of October 1, 2004 through September 30, 2007. Total rent expense was approximately $57,862 and $85,681 in fiscal 2005 and 2004, respectively. Future minimum lease payments on the office and laboratory lease are as follows:

                       Year Ending               Premises
                         July 31,                  Rent
                         --------                  ----
                           2006                  $ 57,471
                           2007                    59,374
                           2008                     4,970
                                                 --------
                                                 $121,815
                                                 ========

          Employment agreement
          Effective December 1, 2002, a new employment agreement with Thomas V. Geimer, CEO and CFO, was negotiated and approved by the Compensation Committee. The new agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2005 would be $580,000. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

NOTE 15   SUBSEQUENT EVENTS

          Note Receivable- On August 31, 2005, the note receivable of $266,667 was paid in full with interest through that date. (See Note 11).

          License Agreement- On September 27, 2005 the Company signed an amendment to the "Supply Agreement" entered into June 2, 2005 and received notification of intent to Exercise a Manufacturing License with Schott Jenaer Glas GmbH ("Schott"). With this notification, Schott exercised its right to a worldwide, non-exclusive license to manufacture and market slide HS starting January 1, 2006 until December 31, 2006. Exercise of this right requires payment by Schott of $15,000 to Accelr8 for technology training and royalties specified in the Agreement. This non-exclusive right limits Schott to producing 12,500 of Slide HS during 2006.

          On September 27, 2005, the Company received notification from Schott of its intent to exercise its right to negotiate an exclusive, worldwide manufacturing and marketing license for the application of OptiChem-Streptavidin coatings on microarraying slides (Slide HS).

          Feasibility Testing Agreement - Effective October 5, 2005, the Company and Promega Corporation ("Promega") entered into a Feasibility Testing Agreement (the "Agreement"). Pursuant to the Agreement, the Company will focus on the development of a customized coating for a glass slide product owned by Promega. The Agreement requires that the feasibility testing be divided into two phases. Promega will pay the Company $49,000 in return for Accelr8's performance under the

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

          Agreement. If Promega determines that Phase 1 is not successfully completed, the Company will return $22,000 to Promega and the Company will have no further obligation under the Agreement.

          On October 14, 2005 Schott confirmed to the Company that our obligation for training on the manufacture of Slide H was complete and $15,000 of the deferred revenue shown at July 31, 2005 will be recognized in the first quarter of fiscal 2006.