Form 10QSB
period 2005-10-31
ACCELR8 TECHNOLOGY CORP
filed 2005-12-13
CIK 727207

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2005


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       For the transition period from ________________ to ________________

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
Yes [X] No [ ]


Number of shares outstanding of the issuer's Common Stock:

               Class                          Outstanding at December 12, 2005
-------------------------------------       ------------------------------------
     Common Stock, no par value                          9,971,210

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets                                                  3
                 October 31, 2005 (unaudited) and July 31, 2005

              Statements of Operations                                        4
                 for the three months ended October 31, 2005 and 2004 (unaudited)

              Statements of Cash Flows                                        5
                 for the three months ended October 31, 2005 and 2004 (unaudited)

              Notes to Unaudited Financial Statements                         6

     Item 2.  Management's Discussion and Analysis of                         9
                 Financial Condition and Results of Operations

     Item 3.  Controls and Procedures                                        17


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              17


     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    17


     Item 3.  Defaults Upon Senior Securities                                17


     Item 4.  Submission of Matters to a Vote of Security Holders            17


     Item 5.  Other Information                                              17


     Item 6.  Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                   19

CERTIFICATION OF OFFICERS                                                    20


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                Accelr8 Technology Corporation
                                        Balance Sheets

                                            ASSETS
                                                                   October 31,       July 31,
                                                                       2005            2005
                                                                   ------------    ------------
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                     $  4,922,054    $  5,564,259
     Accounts receivable                                                 23,370          44,347
     Inventory                                                           27,244          27,244
     Prepaid expenses and other current assets                          226,043         228,097
     Note receivable (Note 7)                                                 0         266,667
                                                                   ------------    ------------
         Total current assets                                         5,198,711       6,130,614

Property and equipment, net                                             235,389         230,847
Investments, net                                                        839,925         767,637
Intellectual property, net (Note 3)                                   3,819,799       3,878,969
                                                                   ------------    ------------
Total assets                                                       $ 10,093,824    $ 11,008,067
                                                                   ============    ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $    180,035    $    153,408
     Accrued compensation and other liabilities                          68,989         278,682
     Deferred revenue (Note 4)                                           72,000          65,000
                                                                   ------------    ------------
         Total current liabilities                                      321,024         497,090

Long-term liabilities:
     Deferred compensation                                              858,948         842,637
                                                                   ------------    ------------

         Total liabilities                                            1,179,972       1,339,727
                                                                   ------------    ------------
Commitments and Contingencies
Shareholders' equity (Notes 6)
     Common stock, no par value; 12,000,000 shares
       (after increase on December 14, 2004) and
       11,000,000 respectively authorized; 9,971,210
       and 9,961,210 shares, issued and outstanding,
        respectively                                                 12,878,020      12,863,020
     Contributed capital                                                486,099         483,549
     Accumulated deficit                                             (4,176,667)     (3,404,629)
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                   8,913,852       9,668,340
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $ 10,093,824    $ 11,008,067
                                                                   ============    ============


                   See accompanying notes to unaudited financial statements.


                         Accelr8 Technology Corporation
                            Statements of Operations
              For the three months ended October 31, 2005 and 2004
                                   (Unaudited)



                                                       2005             2004
                                                   -----------      -----------
Revenues:
   OptiChem Revenues                               $    44,388      $    21,724
   Technical Consulting                                 15,000                0
   Development Fees                                     27,000                0
                                                   -----------      -----------
       Total Revenues                                   86,388           21,724
                                                   -----------      -----------

Costs and expenses:
   Research and development                            572,911          203,149
   General and administrative                          212,251          261,056
   Amortization (Note 4)                                59,171           58,698
   Marketing and sales                                  28,479           10,749
   Depreciation                                         19,031           15,405
   Cost of sales - OptiChem(TM)                         13,892           10,530
                                                   -----------      -----------
     Total costs and expenses                          905,735          559,587
                                                   -----------      -----------

Loss from operations                                  (819,347)        (537,863)
                                                   -----------      -----------

Other (expense) income:
   Interest and dividend income                         47,372           28,766
   Unrealized gain (loss) on investments                (8,063)            (703)
   Other income                                          8,000                0
                                                   -----------      -----------
     Total other income                                 47,309           28,063
                                                   -----------      -----------

Loss from operations                               $  (772,038)     $  (509,800)
                                                   ===========      ===========

Net loss per share:
Basic and diluted net loss per share               $      (.08)     $      (.05)
                                                   ===========      ===========

Weighted average shares outstanding                  9,971,210        9,961,210
                                                   ===========      ===========



           See accompanying notes to unaudited financial statements.


                         Accelr8 Technology Corporation
                            Statements Of Cash Flows
              For the Three months Ended October 31, 2005 and 2004
                                   (Unaudited)

                                                            2005            2004
                                                         -----------    -----------
Cash flows from operating activities:
     Net loss from continuing operations                 $  (772,038)   $  (509,800)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                         19,031         15,405
         Amortization                                         59,170         58,698
         Increase in fair value of stock options
            Granted for services                               2,550            -0-
         Unrealized holding (gain) loss on investments         2,713         (1,411)
         (Increase) decrease in assets:
           Accounts receivable                                20,977         53,061
           Inventory                                             -0-          4,366
           Prepaid expense and other                           2,053          3,521
         Increase (decrease) in liabilities:
           Accounts payable                                   26,627         18,876
           Accrued liabilities                              (209,693)         9,051
           Deferred revenue                                    7,000         30,000
           Deferred compensation                              16,311         20,161
                                                         -----------    -----------
       Net cash used in operating activities                (825,299)      (298,072)
                                                         -----------    -----------

Cash flows from investing activities:
     Receipt of note payment                                 266,667            -0-
     Issuance of Common Stock                                 15,000            -0-
     Purchases of equipment                                  (23,573)        (3,287)
     Cost of obtaining patents and trademarks                    -0-         (5,985)
     Contribution to deferred compensation trust             (75,000)       (75,000)
                                                         -----------    -----------
       Net cash used in investing activities                 183,094        (84,272)
                                                         -----------    -----------

Cash used by discontinued operations                             -0-        (35,925)
                                                         -----------    -----------

Decrease in cash                                            (642,205)      (418,269)

Beginning balance                                          5,564,259      7,233,430
                                                         -----------    -----------

Ending balance                                           $ 4,922,054    $ 6,815,161
                                                         ===========    ===========


            See accompanying notes to unaudited financial statements.

                                        5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2005, included in our annual report on Form 10-KSB as filed with the SEC.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2005 may not be indicative of the results of operations for the year ended July 31, 2006.

Note 2. Reclassification

Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the classifications used in fiscal 2006. Such reclassifications have no effect on net income (loss) as previously reported.

Note 3. Intellectual Property

        Intellectual property consisted of the following:

                                         October 31, 2005   July 31, 2005
                                         ----------------   -------------
        OptiChem Technologies               $ 4,454,538      $ 4,454,538
        Patents                                 223,991          223,991
        Trademarks                               49,019           49,019
                                            -----------      -----------
              Total intellectual property     4,727,548        4,727,548
        Accumulated amortization               (907,749)        (848,579)
                                            -----------      -----------
              Net intellectual property     $ 3,819,799      $ 3,878,969
                                            ===========      ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $59,170 and $58,698 respectively, for the three months ended October 31, 2005 and 2004.

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


Note 3, continued:

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

Note 4. Deferred Revenue

The deferred revenue amount of $50,000 is composed of prepaid royalty fees of $50,000 included in the "License Agreement" with SCHOTT and $22,000 related to the Promega agreement. See Note 5.

Note 5. License and Supply Agreements

SCHOTT Slide H Agreement
On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also entered into a supply agreement (the "Slide "H" Supply Agreement") with SCHOTT for OptiChem coated amine-reactive slides manufactured by the Company.

Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. (See Note
4) An additional $15,000 has been recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee.

Pursuant to the Slide "H" Supply Agreement, the Company supplied SCHOTT 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, at a price of $14.00 each. The Supply Agreement also included an option to SCHOTT until December 31, 2005 to negotiate an exclusive license for the application of OptiChem coatings on multi-well microtiter plates. In return, SCHOTT provided 7,500 glass substrates to the Company at no charge. The option is valued at $12,750 and has been recorded as option fees. The supply agreement was amended on April 25, 2005 to include the purchase of an additional 5,000 slides through July 15, 2005 under the same terms.

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


Note 5, continued

SCHOTT, Slide HS Agreement
On June 2, 2005, the Company and SCHOTT entered into a second supply agreement (the "HS Supply Agreement") for an additional formula of OptiChem (Slide HS).

Pursuant to the HS Supply Agreement, the Company will supply a minimum of 5,000 OptiChem Slide HS streptavidin coated microarrying slides to SCHOTT on a non-exclusive basis, at a price of $20.82 each for the first 1,000 slides and $17.15 for the remaining slides. This Supply Agreement expires on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. SCHOTT exercised this right, and will pay the Company $15,000 for training on manufacturing of Slide HS. In addition, for this right, SCHOTT has provided 7,500 glass substrates to the Company at no charge. The slides are valued at $12,750 and that amount was been recorded as option fees prior to the fiscal year end.

The Company also granted SCHOTT the right to negotiate an exclusive right for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides. SCHOTT must formally initiate negotiations by October 1, 2005 and complete the agreement by December 31, 2005. On September 27, 2005, SCHOTT also provided written notification, in accordance with the HS Supply Agreement, that it intends to exercise its exclusive right for the manufacturing an worldwide sales of Slide HS coatings on microarraying slides. As of this filing there is no final outcome to these negotiations.

Feasibility Testing Agreement
Effective October 5, 2005, the Company and Promega Corporation ("Promega") entered into a Feasibility Testing Agreement (the "Agreement"). Pursuant to the Agreement, the Company will focus on the development of a customized coating for a glass slide for a product owned by Promega. The Agreement requires that the feasibility testing be divided into two phases. Promega will pay the Company $49,000 in return for Accelr8's performance under the Agreement. If Promega determines that Phase 1 is not successfully completed, the Company will return $22,000 to Promega and the Company will have no further obligation under the Agreement.

Note 6. Employee Stock Based Compensation

Common Stock Options At October 31, 2005, there were 960,000 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between May 6, 2006 and March 16, 2015. For the three months ended October 31, 2005 and 2004, stock options exercisable into 960,000 and 702,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


Note 6, continued

Contingent Options
On July 12, 2003, the Company issued 50,000 options at an exercise price of $2.25 each, to purchase all rights in technology known as YoDx which will be integrated into the Company's existing technology. In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of October 31, 2005, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

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

                                                   Three Months Ended
                                                       October 31,
                                                   2005           2004
                                               -----------    -----------
      Net loss - as reported                   $  (772,038)   $  (509,800)

      Deduct: Total stock-based compensation
      expense determined under fair value
      based method for all awards                        0         (1,025)
                                               -----------    -----------
      Pro forma net loss                       $  (772,038)   $  (510,825)
                                               ===========    ===========
      Earnings per share:
      Basic and diluted - as reported          $      (.08)   $      (.05)
                                               ===========    ===========
      Basic and diluted - pro forma            $      (.08)   $      (.05)
                                               ===========    ===========

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


Note 6, continued:

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R is encouraged, but not required. We plan to adopt SFAS 123R on February 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

Note 7. Sale of Software Migration Tools

On July 30, 2004, we completed the sale of the assets which consisted of tools for legacy-code modernization and the resale of third-party software (the "Software Migration Business") to Transoft Group Ltd. (the "Asset Sale"). The aggregate purchase price of the Asset Sale was $500,000; which was payable $100,000 in cash and the Company was issued a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance payable quarterly. In addition, the purchase price included the assumption of support obligations under pre-existing support and maintenance agreements. The balance of the note payable was paid in the quarter ended October 31, 2005.

                         Accelr8 Technology Corporation


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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcelr8r, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                         Accelr8 Technology Corporation


     On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem) and quantitation instrument (QuanDx(TM)). The Company's proprietary surface chemistry and its quantitation instruments support real-time assessment of medical diagnostics, food-borne pathogens, water-borne pathogens, and bio-warfare assessments. The OptiChem activated surface has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. Management believes that this property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

     In July 2003, the Company introduced its OptiPlate(TM) products, which are 96- and 384-well glass bottom microtiter plates for multiplexed microarraying. These products allow the customers to print a small microarray (as many as 2,000 spots) in each well. As with OptiChem slides, the products support both DNA and protein microarraying. The glass and chemical coatings are identical to those used in OptiChem slides. Management believes that this high throughput mode is essential in drug discovery and diagnostics where a lab must validate an assay over a large number of individual samples. The Company knows of only one other US company (Fisher Scientific) and at least one European company that is selling a plate for multiplexed microarraying.

On November 24, 2004, we entered into an exclusive global manufacturing and distribution licensing agreement (the "License Agreement) with Schott Nexterion (Schott Jenaer Glas GmbH, Jena, Germany "SCHOTT") and a supply agreement (the "Supply Agreement") for microarray slides using Accelr8's OptiChem(R) surface chemistry. (See Note 4 to the Financial Statements.) On June 2, 2005, the Company signed a new supply agreement (the "New Supply Agreement") with SCHOTT for a new product, a Streptavidin coated microarraying slide (the "Slide HS"). (See Note 5 to the Financial Statements.)

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

                         Accelr8 Technology Corporation


physician with rapid antibiotic susceptibility tests results. We believe that this information should increase the number of lives saved by eliminating the often-ineffective use of "empiric therapy" (when specific bacteria have not been identified, the doctor prescribes a cocktail of drugs, hoping that the combination will kill the bacteria).

     Furthermore, we believe that dramatic compression of time that the BACcelr8r will provide compared to standard culturing practices, will give doctors an increased chance of getting patients out of the Intensive Care Unit days ahead of present norms (typically 6 to 10 extra days for pneumonia). We believe that this reduction in ICU costs, estimated at $3-4,000 per day, should also significantly reduce un-reimbursed hospital costs, improving the bottom line of an operating hospital budget. During the most recent quarter ending October 31, 2005, we devoted substantially all of our internal resources to testing of an 8-channel cassette that is the test bed for Version 0.1 of the BACcelr8r prototype. Our in-house scientists directed our various outside engineering consultants in further development of instrument software, image analysis software for conversion of digitized photos of bacteria to analytical data. We also began cassette design for Version 0.4 BACcelr8r. In addition we have commenced custom antibody development for rapid bacterial identification and count.

     Current design concepts anticipate a 64-channel cassette. The Version 0.4 prototype will enable simultaneous testing of four separate 64-channel cassettes, each cassette analyzing a different sample. Version 0.4 contemplates increased throughput for bacterial identification and count while offering antibiotic resistance testing. The Company foresees the development of Version
0.4 to proceed through calendar year 2006.

Changes in Results of Operations: three months ended October 31, 2005 compared to three months ended October 31, 2004.

     OptiChem revenues during the three month period ended October 31, 2005 were $44,388 as compared to $21,724 during the three month period ended October 31, 2004, an increase of $22,664 or 104.3%. This increase was primarily the result of sales of OptiChem slides under the HS Supply Agreement with SCHOTT. OptiChem revenues for the three months ended October 31, 2005 were 51.4% of total revenues and 100% of total revenues for the three months ended October 31, 2004.

     During the three months ended October 31, 2005, sales of OptiChem slides to the Company's largest customer were $37,713, representing 43.7% of the Company's total revenues. During the three months ended October 31, 2004, sales to the Company's largest customer were $18,774 representing 86.4% of total revenues. The largest customer during the three month periods ending October 31, 2005 and 2004 was SCHOTT. The loss of this customer would have a material adverse effect on the Company's financial performance if the Company was unable to replace the revenue received from this customer.

                         Accelr8 Technology Corporation


     Consulting fees during the three-month period ended October 31, 2005 were $15,000 as compared to $0 during the three-month period ended October 31, 2004. These technical consulting fees were the result of the completion of training provided to SCHOTT for the manufacture of Slide H.

     During the three month period ended October 31, 2005, development fees were $27,000 as compared to $0 during the three month period ended October 31, 2004. The development fees were the result of the Agreement with Promega to develop new surface chemistry technology (See Note 5 to the Financial Statements.)

     Cost of sales for the three months ended October 31, 2005 was $13,892, which represented 31.3% of OptiChem revenue compared to $10,530 during the three months ended October 31, 2004, which represented 48.5% of OptiChem revenue. The decrease in the cost of sales expressed as a percentage of OptiChem revenue was the result of efficiencies in production as new methods were developed which reduced manpower costs. Further, reduced costs of substrates and chemicals used in the formulation of OptiChem also contributed to this decrease.

     Research and development expenses for the three months ended October 31, 2005 were $572,911 as compared to $203,149 during the three months ended October 31, 2004, an increase of $369,762 or 182%. This increase was primarily due to increased scientific staff and the consulting fees related to the development of BACcelr8r.

     General and administrative expenses for the three months ended October 31, 2005 were $212,251 as compared to $261,056 during the three months ended October 31, 2004, a decrease of $48,805 or 18.6%. This decrease was primarily due to decreases in consulting fees, corporate and shareholder expenses and corporate insurance.

     The increase in amortization was negligible for the three months ended October 31, 2005 as compared to the three month period ended October 31, 2004.

     Marketing and sales expenses for the three months ended October 31, 2005 were $28,479 as compared to $10,749 during the three months ended October 31, 2004, an increase of $17,730 or 165.0 %. This was primarily due to a contract with an outside firm for a market research report, offset in part by a reduction in salary expense due to outsourcing of our network support.

     Depreciation for the three months ended October 31, 2005 was $19,031 as compared to $15,405 during the three months ended October 31, 2004, an increase of $3,626 or 23.5%. This increase resulted from depreciation of additional laboratory equipment placed into service.

     As a result of these factors, loss from operations for the three months ended October 31, 2005 was $819,347 as compared to a loss of $537,863 during the three months ended October 31, 2004, an increased loss of $281,484 or 52.3%.

                         Accelr8 Technology Corporation


     Interest income during the three months ended October 31, 2005 was $47,372 as compared to $28,766 during the three months ended October 31, 2004, an increase of $18,606 or 64.7%. Interest income increased as a result of increased interest rates on the amounts of cash held by the Company.

     An unrealized holding loss on marketable securities held in the deferred compensation trust for the three months ended October 31, 2005 was $8,062 as compared to $703 for the three months ended October 31, 2004, a difference of $7,359. The change was the result of market fluctuations in the price of securities held in the deferred compensation trust.

     As a result of these factors, net loss for the three months ended October 31, 2005 was $772,038 as compared to $509,803 during the three months ended October 31, 2004, an increased loss of $262,235 or 51.4%.


Capital Resources and Liquidity

     At October 31, 2005, as compared to July 31, 2005, cash and cash equivalents, decreased by $642,205 from $5,564,259 to $4,922,054, or approximately 11.5% and the Company's working capital decreased by 13.0% from $5,633,524 to $4,877,687. During the same period, shareholders' equity decreased from $9,668,340 to $8,913,852 or approximately 7. 7% as a result of a net loss of $772,038 offset by the receipt of $15,000 for the exercise of 10,000 stock options.

     The net cash used in operating activities was $825,299, in the three months ended October 31, 2005 compared to cash used in operating activities of $298,072 in the three months ended October 31, 2004. The principal elements that gave rise to the increase of cash used were an increase in the net loss of $262,238, a decrease in accrued liabilities of $218,744 and a net decrease in deferred revenue in the amount of $23,000.

     The Company has historically funded its operations generally through cash flow generated from operations and equity financing. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twenty-four months.

Item 3. Controls and Procedures
-------------------------------

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2005. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2005.

                         Accelr8 Technology Corporation


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

a)   Exhibits:

     1. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     2. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

                         Accelr8 Technology Corporation


b)   Reports on Form 8-K:

     Form 8-K filed on September 28, 2005 disclosing Supply Agreement SCHOTT Jenaer Glas GmbH

     Form 8-K filed on October 182005 Disclosing Feasibility Testing Agreement with Promega Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 13, 2005                ACCELR8 TECHNOLOGY CORPORATION


                                        By: /s/ Thomas V. Geimer
                                        ----------------------------------------
                                        Thomas V. Geimer, Secretary, Chief
                                        Executive Officer and Chief Financial
                                        Officer


                                        By: /s/ Joan D. Montgomery
                                        ----------------------------------------
                                        Joan D. Montgomery, Principal Accounting
                                        Officer