Form 10QSB
period 2006-01-31
ACCELR8 TECHNOLOGY CORP
filed 2006-03-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2006
                                                ----------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

    For the transition period from __________________ to ____________________

                         Commission file number 0-11485
                                                -------


                         ACCELR8 TECHNOLOGY CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                           84-1072256
            --------                                           ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

                  7000 Broadway, Bldg., 3-307, Denver, CO 80221
                  ---------------------------------------------
                     (Address of principal executive office)

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

Yes         X              No
    -----------------         ----------------


Number of shares outstanding of the issuer's Common Stock:

               Class                               Outstanding at March 6, 2005
-------------------------------------              ----------------------------
      Common Stock, no par value                            9,971,210

                                      INDEX

                                                                         Page
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Balance Sheets                                           3
                     January 31, 2006 (unaudited) and July 31, 2005

                  Statements of Operations                                 4
                     for the three months and six months ended
                     January 31, 2006
                     and 2005 (unaudited)

                  Statements of Cash Flows                                 5
                     for the six months ended January 31, 2006
                   and 2005(unaudited)

                  Notes to Unaudited Financial Statements                  6

     Item 2.      Management's Discussion and Analysis of                  9
                     Financial Condition and Results of Operations

     Item 3.      Controls and Procedures                                 17


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                       17


     Item 2.      Unregistered Sales of Equity Securities
                      and Use of Proceeds                                 17


     Item 3.      Defaults Upon Senior Securities                         17


     Item 4.      Submission of Matters to a Vote of Security Holders     17


     Item 5.      Other Information                                       17


     Item 6.      Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                                19

CERTIFICATION OF OFFICERS                                                 20


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

                                     Accelr8 Technology Corporation
                                              Balance Sheets

                                                  ASSETS
                                                                   January 31,               July 31,
                                                                      2006                    2005
                                                                  ------------            ------------
                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                    $  4,183,810            $  5,564,259
     Accounts receivable                                                 8,145                  44,347
     Inventory                                                          25,615                  27,244
     Prepai expenses and other current assets                          226,442                 228,097
     Note receivable (Note 6)                                              -0-                 266,667
                                                                  ------------            ------------
         Total current assets                                        4,444,012               6,130,614

Property and equipment, net                                            220,618                 230,847
Investments, net                                                       863,674                 767,637
Intellectual property, net (Note 2)                                  3,760,627               3,878,969
                                                                  ------------            ------------
Total assets                                                      $  9,288,931            $ 11,008,067
                                                                  ============            ============


                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $    170,519            $    153,408
     Accrued compensation and other liabilities                         40,408                 278,682
     Deferred revenue (Note 3)                                          72,000                  65,000
                                                                  ------------            ------------
Total current liabilities                                              282,927                 497,090

Long-term liabilities:
     Deferred compensation                                             877,698                 842,637
                                                                  ------------            ------------

         Total liabilities                                           1,160,625               1,339,727
                                                                  ------------            ------------
Commitments and Contingencies

Shareholders' equity (Notes 5)
    Common stock, no par value; 12,000,000 shares
       authorized; 9,971,210
       and 9,961,210 shares, issued and outstanding,
       respectively                                                 12,878,020              12,863,020
     Contributed capital                                               486,099                 483,549
     Accumulated deficit                                            (4,962,212)             (3,404,629)
     Shares held for employee benefit (1,129,110 shares at cost)      (273,600)               (273,600)
                                                                  ------------            ------------
         Total shareholders' equity                                  8,128,307               9,668,340
                                                                  ------------            ------------
Total liabilities and shareholders' equity                        $  9,288,932            $ 11,008,067
                                                                  ============            ============

                             See accompanying notes to unaudited financial statements.





                                               Accelr8 Technology Corporation
                                                 Statements of Operations
                        For the Three months and Six months ended January 31, 2006 and 2005
                                                       (Unaudited)



                                             3 Months Ended January 31                6 Months Ended January 31
                                             -------------------------                -------------------------
                                               2006                2005               2006                 2005
                                               ----                ----              ----                  ----
Revenues:
   OptiChem Revenues                       $    40,490         $    89,196         $    84,878         $   110,005
   Technical Consulting                         15,000              90,000              30,000              90,000
   Option Fees                                     -0-              12,750                 -0-              12,750
   License Fees                                    -0-              50,000              27,000              50,000
                                           -----------         -----------         -----------         -----------
       Total Revenues                           55,490             241,946             141,878             262,755
                                           -----------         -----------         -----------         -----------

Costs and expenses:
   Research and development                    568,139             233,542           1,141,050             436,545
   General and administrative                  234,176             236,653             446,427             497,707
   Amortization (Note 2)                        59,170              58,823             118,341             117,522
   Marketing and sales                           9,432              11,426              37,911              22,175
   Depreciation                                 19,992              28,258              39,023              43,664
   Cost of sales                                14,307              32,771              28,199              42,386
                                           -----------         -----------         -----------         -----------
     Total costs and expenses                  905,216             601,473           1,810,951           1,159,999
                                           -----------         -----------         -----------         -----------

Loss from operations                          (849,726)           (359,527)         (1,669,073)           (897,244)
                                           -----------         -----------         -----------         -----------

Other income:
   Interest and dividend income                 46,341              34,785              93,713              63,551
   Unrealized gain on investments               17,840               5,364               9,777               4,661

Gain on sale of investments                        -0-               4,710                 -0-               4,710
   Other income                                    -0-                 -0-               8,000                 -0-
                                           -----------         -----------         -----------         -----------
     Total other income                         64,181              44,859             111,490              72,922
                                           -----------         -----------         -----------         -----------

Loss from operations                       $  (785,545)        $  (314,668)        $(1,557,583)        $  (824,322)
                                           ===========         ===========         ===========         ===========

Net loss per share:
Basic and diluted net loss per share       $      (.08)        $      (.03)        $      (.15)        $      (.08)
                                           ===========         ===========         ===========         ===========

Weighted average shares outstanding          9,971,210           9,961,210           9,971,210           9,961,210
                                           ===========         ===========         ===========         ===========

                                See accompanying notes to unaudited financial statements.



                                        Accelr8 Technology Corporation
                                           Statements Of Cash Flows
                              For the Six months Ended January 31, 2006 and 2005
                                                 (Unaudited)

                                                                         2006                      2005
                                                                      -----------             ------------
Cash flows from operating activities:
     Net loss from continuing operations                              $(1,557,583)            $  (824,322)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                                      39,023                  43,664
         Amortization                                                     118,341                 117,522
         Increase in fair value of stock options
            Granted for services                                            2,550                     -0-
         Unrealized holding (gain) loss on investments                    (21,037)                 (4,661)
         Realized (gain) on sale of investments, interest                     -0-                  (6,823)
            and dividend reinvested
         (Increase) decrease in assets:
           Accounts receivable                                             36,202                   9,397
           Inventory                                                        1,629                  (2,512)
           Prepaid expense and other                                        1,655                 (49,982)
         Increase (decrease) in liabilities:
           Accounts payable                                                17,111                 (22,189)
           Accrued liabilities                                           (238,274)                 36,993
           Deferred revenue                                                 7,000                   5,000
           Deferred compensation                                           35,061                  48,984
                                                                      -----------             -----------
       Net cash used in operating activities                           (1,558,332)               (648,929)
                                                                      -----------             -----------

Cash flows from investing activities:
     Receipt of note payment                                              266,667                     -0-
     Issuance of Common Stock                                              15,000                     -0-
     Purchases of equipment                                               (28,794)                (28,321)
     Cost of obtaining patents and trademarks                                 -0-                 (21,192)
     Contribution to deferred compensation trust                          (75,000)                (75,000)
                                                                      -----------             -----------
       Net cash provided by (used in) investing activities                177,873                (124,513)
                                                                      -----------             -----------

Cash used by discontinued operations                                          -0-                 (35,925)
                                                                      -----------             -----------

Decrease in cash                                                       (1,380,449)               (809,367)

Beginning balance                                                       5,564,259               7,233,430
                                                                      -----------             -----------

Ending balance                                                        $ 4,183,810             $ 6,424,063
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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and six months ended January 31, 2006 may not be indicative of the results of operations for the year ended July 31, 2006.


Note 2.  Intellectual Property

Intellectual property consisted of the following:

                                               January 31, 2006    July 31, 2005
                                               ----------------    -------------

OptiChem Technologies                             $ 4,454,538       $ 4,454,538
Patents                                               223,991           223,991
Trademarks                                             49,018            49,019
                                                  -----------       -----------
      Total intellectual property                   4,727,547         4,727,548
Accumulated amortization                             (966,920)         (848,579)
                                                  -----------       -----------
      Net intellectual property                   $ 3,760,627       $ 3,878,969
                                                  ===========       ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $118,341 and $117,522 respectively, for the six months ended January 31, 2006 and 2005.

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


Note 2, continued:

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

Note 3. Deferred Revenue

The deferred revenue amount of $72,000 is composed of prepaid royalty fees of $50,000 included in the "License Agreement" with SCHOTT and $22,000 related to the Promega agreement. See Note 4.

Note 4. License and Supply Agreements

SCHOTT Slide "H" Agreement
On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the "License Agreement") with SCHOTT Jenaer Glas GmbH ("SCHOTT"). The Company also entered into a supply agreement (the "Slide "H" Supply Agreement") with SCHOTT for OptiChem coated amine-reactive slides manufactured by the Company.

Pursuant to the License Agreement, SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. (See Note
3) An additional $15,000 has been recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement, SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee.

Pursuant to the Slide "H" Supply Agreement, the Company supplied SCHOTT 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, at a price of $14.00 each. The Supply Agreement also included an option to SCHOTT until December 31, 2005 to negotiate an exclusive license for the application of OptiChem coatings on multi-well microtiter plates. In return, SCHOTT provided 7,500 glass substrates to the Company at no charge. The option is valued at $12,750 and has been recorded as option fees. The supply agreement

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


was amended on April 25, 2005 to include the purchase of an additional 5,000 slides through July 15, 2005 under the same terms as the Slide "H" Supply Agreement.

SCHOTT, Slide "HS" Agreement
On June 2, 2005, the Company and SCHOTT entered into a second supply agreement (the "HS" Supply Agreement") for an additional formula of OptiChem (Slide "HS").

Pursuant to the "HS" Supply Agreement, the Company will supply a minimum of 5,000 OptiChem Slide "HS" streptavidin coated microarrying slides to SCHOTT on a non-exclusive basis, at a price of $20.82 each for the first 1,000 slides and $17.15 for the remaining slides. This "HS" Supply Agreement expired on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. SCHOTT exercised this right, and will pay the Company $15,000 for training on the manufacturing of Slide "HS". In addition, for this right, SCHOTT provided 7,500 glass substrates to the Company at no charge. The slides are valued at $12,750 and that amount was been recorded as option fees.

The Company also granted SCHOTT the right to negotiate an exclusive right for the manufacturing and worldwide sales of Slide "HS" coatings on microarraying slides. SCHOTT must formally initiate negotiations by October 1, 2005 and complete the agreement by December 31, 2005. On September 27, 2005, SCHOTT provided written notification, in accordance with the "HS" Supply Agreement, that it intends to exercise its exclusive right for the manufacturing of worldwide sales of Slide "HS" coatings on microarraying slides. However, the Company and SCHOTT did not enter into a definitive agreement as of December 31, 2005 nor as of the date of this quarterly report and there can be no assurance that the Company and SCHOTT will enter into a definitive agreement for the exclusive right for the manufacturing and worldwide sales of Slide "HS" although negotiations are continuing.

Feasibility Testing Agreement
Effective October 5, 2005, the Company and Promega Corporation ("Promega") entered into a Feasibility Testing Agreement (the "Agreement"). Pursuant to the Agreement, the Company will focus on the development of a customized coating for a glass slide for a product owned by Promega. The Agreement requires that the feasibility testing be divided into two phases. Promega will pay the Company $49,000 in return for Accelr8's performance under the Agreement. If Promega determines that Phase 1 is not successfully completed, the Company will return $22,000 to Promega and the Company will have no further obligation under the Agreement. During the quarter ended January 31, 2006, the Company successfully completed Phase 1 of the Agreement but as of the date of this quarterly report, Phase 2 of the Agreement has not been completed.

Note 5.  Employee Stock Based Compensation

Common Stock Options.
 At January 31, 2006, there were 1,007,500 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between May 6, 2006 and March 16, 2015. For the six months ended January 31, 2006 and 2005, stock options exercisable into 1,007,500 and 692,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


Contingent Options
On July 12, 2003, the Company issued 50,000 options at an exercise price of $2.25 each, to purchase all rights in technology known as YoDx which will be integrated into the Company's existing technology. In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of January 31, 2006, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

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

                                                         Six  Months Ended
                                                            January 31,
                                                       2006              2005
                                                   -----------------------------
Net loss - as reported                             $(1,557,583)     $  (824,322)
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards                      (13,479)          (1,025)
                                                   -----------      -----------
Pro forma net loss                                 $(1,571,062)     $  (825,347)
                                                   ===========      ===========
Earnings per share:
Basic and diluted - as reported                    $      (.15)     $      (.08)
                                                   ===========      ===========

Basic and diluted - pro forma                      $      (.15)     $      (.08)
                                                   ===========      ===========

                         Accelr8 Technology Corporation
                          Notes to Financial Statements


In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. We adopted SFAS 123R on February 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

Note 6.    Sale of Software Migration Tools

On July 30, 2004, we completed the sale of the assets which consisted of tools for legacy-code modernization and the resale of third-party software to Transoft Group Ltd. (the "Asset Sale"). The aggregate purchase price of the Asset Sale was $500,000, which was payable $100,000 in cash and the Company was issued a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance payable quarterly. In addition, the purchase price included the assumption of support obligations under pre-existing support and maintenance agreements. The balance of the note payable was paid during the six months ended January 31, 2006.

                         Accelr8 Technology Corporation


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations
--------------------------------------------------------------------

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcelr8r, the Company will have sufficient capital to complete the development of the BACcelr8r, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including its 10-KSB for the year ended July 31, 2005, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

                         Accelr8 Technology Corporation


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

In November 2004, Accelr8 signed an exclusive two year manufacturing and marketing license (with an additional one-year option) with SCHOTT Jenaer Glas GmbH of Jena, Germany (SCHOTT). SCHOTT is the second largest specialty glass manufacturer in the world and the partner company of Carl Zeiss (CZMWF.PK), the makers of advanced optics, microscopes, and laboratory instrumentation. Under the license, SCHOTT manufactures and markets microarraying slides using OptiChem(R) coatings. In 2002, SCHOTT formed a division (Nexterion) to enter the microarray market. SCHOTT licensed Accelr8's chemistry to put on its advanced glass slides, which are currently sold to research laboratories. The license includes the global right to manufacture and sell standard microarray slides using one particular type of OptiChem(R) coating (Slide "H"). This slide is used in research that uses protein or deoxyribonucleic acid (DNA) microarrays.

In June 2005, Accelr8 signed a second supply agreement with SCHOTT for a different type of OptiChem(R) coated microarraying slide (Slide "HS"). Accelr8 had been manufacturing the slides for SCHOTT since October 2004. Under the new agreement, Accelr8 extended production through December 2005. SCHOTT also had the right during 2005 to enter into negotiations for an exclusive manufacturing and distribution license, similar to the Slide "H" agreement signed November 4, 2004. On September 27, 2005, SCHOTT provided written notification to the Amended Supply Agreement that it intends to exercise its exclusive right to negotiate an exclusive license for the application of the Company's second OptiChem(R) coated microarraying slides. However, the Company and SCHOTT did not enter into a definitive agreement as of December 31, 2005 nor as of the date of this quarterly report and there can be no assurance that the Company and SCHOTT will enter into a definitive agreement for the exclusive right for the manufacturing and worldwide sales of Slide "HS" although negotiations continue.

                         Accelr8 Technology Corporation


In January 2004, Accelr8 commenced development of the BACcelr8r, a rapid bacterial identification and antibiotic resistance detection platform.

The BACcelr8r is an innovative system designed to analyze bacteria in life-threatening infections, with the objective of providing the physician with species identity, bacterial counts, and specific antibiotic resistance by direct bacterial extraction from patient specimens and direct single-cell analysis without culturing. Culturing requires many hours or days of bacterial growth in order to isolate bacterial strains and test them. Therefore, in the absence of specific guidance, the physician uses a "blind" empiric regimen, treating patients with a combination therapy of broad-spectrum drugs that are believed to have the best chance to arrest disease progression. Antibiotic resistance has become widespread and complex, causing failure of the initial empiric treatment in approximately 20% to 40% of cases in most hospitals. Altering the antibiotics after receiving culture results typically happens too late to improve outcomes in most cases. Because of this situation, the physician needs a new diagnostic method that yields specific antibiotic guidance in less than approximately eight hours. Management believes that current products and methods are not able to meet this need.

Accelr8's believes that its proprietary Quantum Microbiology(TM) strategy eliminates these long growth cycles, allowing species identification and counting within two hours and antibiotic resistance testing within eight hours. Conventional culturing typically requires two to three days before providing results. Bacterial infection is still one of the top 10 causes of adult mortality in the U.S. and developed countries. Rapid emergence and the global spread of antibiotic resistance, combined with a dramatic decline in the rate of new antibiotic development, has led to a crisis in treating serious infections. Delay in starting effective therapy increases morbidity and mortality from such infections. Widespread and evolving drug resistance increases the failure rate of initial treatment. Therefore, the Company has identified rapid analysis as the most promising and practical route to improving medical outcomes in critically ill patients who have a serious infection. We intend to initially target hospital acquired infections for the BACcelr8r(TM) rapid analytical system; specifically, ventilator-associated pneumonia (VAP) acquired in hospital intensive care units (ICUs). VAP is the leading infectious cause of death in the ICU, affecting approximately 250,000 people annually and causing up to 60,000 deaths per year. Accelr8 seeks to penetrate this large market segment, with the eventual goal of licensing its technology to market leaders in the diagnostic space. Furthermore, we believe that dramatic compression of time that the BACcelr8r will provide compared to standard culturing practices, will give doctors an increased chance of getting patients out of the ICU days ahead of present norms (typically 6 to 10 extra days for pneumonia). We believe that this reduction in ICU costs, estimated at $3,000 to 4,000 per day, should also significantly reduce un-reimbursed hospital costs, improving the bottom line of an operating hospital budget.

Accelr8 believes that it is the only Company, based on discussions with experts in critical care medicine and clinical microbiology, that is involved in rapidly identifying bacterial phenotype by measuring the responses of live bacteria.

                         Accelr8 Technology Corporation


Furthermore, the Company has not become aware of any other development program that intends to enable the choice of the fastest and most complete-killing drug. Future indirect competition against the Company's BACcelr8r(TM) Rapid Analytical System may come in the form of gene analysis, but the Company believes that this will focus primarily on species identification, rather than for antibiotic resistance testing. (An exception is a very small number of specific indicator genes, such as one responsible for methicillin resistant staphylococcus aureus
(MRSA), a prevalent kind of drug-resistant "staph.") The Company's scientists, in agreement with experts in clinical microbiology, do not believe that a reasonably complete analysis of antibiotic susceptibility of the form required in managing nosocomial infections is feasible using genetic analyses. Further, we believe that neither the basic biology (rapid mutation and spread, variable expression levels that require quantitative analysis) nor the technology (very low capacity for gene variants) supports this type of analytical strategy.

In fiscal 2006 we intend to complete technical studies on materials and processes to be used in the BACcelr8r system. We believe that the BACcelr8r will significantly speed up bacterial testing and improve treatment outcomes. By developing and selling the system we intend to generate revenues and prove the value of our technology to large diagnostic companies.

During the most recent quarter ending January 31, 2006, we devoted substantially all of our internal resources to testing of an 8-channel cassette, that is the test bed for Version 0.1 of the BACcelr8r prototype. Our in-house scientists directed our various outside engineering consultants in further development of instrument software, image analysis software for conversion of digitized photos of bacteria to analytical data and cassette design for AST (Antibiotic Susceptibility Testing). We also continued cassette design for Version 0.4 BACcelr8r. In addition we have commenced custom antibody development for rapid bacterial identification and count by purchasing under contract, custom antibodies from two outside vendors.

Current design concepts anticipate a 64-channel disposable cassette. We believe that the Version 0.4 prototype will enable simultaneous testing of four separate 64-channel cassettes, each cassette analyzing a different sample. Version 0.4 contemplates increased throughput for bacterial identification and count while offering antibiotic resistance testing. The Company believes that the development of Version 0.4 to continue at least through calendar year 2006.

Changes in Results of Operations: three months ended January 31, 2006 compared to three months ended January 31, 2005.

During the three months ended January 31, 2006, OptiChem revenues were $40,490 as compared to $89,196 during the three month period ended January 31, 2005, a decrease of $48,706 or 54.6%. The decrease was due to a completion of OptiChem slide production for SCHOTT under the "H" Supply Agreement that occurred during the quarter ended January 31, 2005 and was not present during the quarter ended January 31, 2006.

                         Accelr8 Technology Corporation


Technical consulting fees during the three-month period ended January 31, 2006 were $15,000 as compared to $90,000 during the three-month period ended January 31, 2005. Technical consulting fees during the quarter ended January 31, 2005 were the result of training provided to SCHOTT for the manufacture of Slide "H" that were not present during the quarter ended January 31, 2006.

There were no option or license fees during the three months ended January 31, 2006. The option fee for the three months ended January 31, 2005 was the value of slides provided by SCHOTT as consideration for the right to apply OptiChem to microtiter plates. The license fees during the three months ended January 31, 2005 were the result of a license agreement with SCHOTT to produce and sell the Company's technology that was not present during the quarter ended January 31, 2006.

Research and development expenses for the three months ended January 31, 2006 were $568,139 as compared to $233,433 during the three months ended January 31, 2005, an increase of $334,597 or 143.3%. This increase was primarily due to increased consulting/engineering fees and direct supply costs related to the development of the BACcelr8r.

During the three months ended January 31, 2006, general and administration expenses were $234,176 as compared to $236,653 during the three month period ended January 31, 2005, a decrease of $2,477 or 1.0%. The decrease was primarily due to decreases in consulting fees, salaries and deferred compensation expense.

The increase in amortization was negligible for the three months ended January 31, 2006 as compared to the three month period ended January 31, 2005.

Marketing and sales expenses for the three months ended January 31, 2006 were $9,432 as compared to $11,426 during the three months ended January 31, 2005, a decrease of $1,994 or 17.5%. The decrease was primarily due to the replacement of a full time employee by an outside contractor.

Costs of good sold during the three months ended January 31, 2006 were $14,307 as compared to $32,771 during the three months ended January 31, 2005, a decrease of $18,494 or 56.3%. The decrease in costs of good sold was primarily the result of a significant reduction in the sales of slides, which as noted above, decreased by 54.6%.

                         Accelr8 Technology Corporation


As a result of the above factors, loss from operations for the three months ended January 31, 2006 was $849,726 as compared to a loss of $359,527 during the three months ended January 31, 2005, an increased loss of $490,199 or 136.3%.

Interest and dividend income during the three months ended January 31, 2006 was $46,341 as compared to $34,785 during the three months ended January 31, 2005, an increase of $11,556 or 33.2%. Interest income increased as a result of increased interest rates on the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended January 31, 2006 was $17,840 as compared to $5,364 for the three months ended January 31, 2005, a decrease of $12,476 or 232.6%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended January 31, 2006 was $785,545 as compared to $314,668 during the three months ended January 31, 2005, an increased loss of $470,877 or 149.6%.

Changes in Results of Operations: six months ended January 31, 2006 compared to six months ended January 31, 2005.

During the six months ended January 31, 2006, OptiChem revenues were $84,878 as compared to $110,005 during the six month period ended January 31, 2005, a decrease of $25,127 or 22.8%. The decrease was due to a completion of OptiChem slide production for SCHOTT under the "H" Supply Agreement that was completed during the quarter ended January 31, 2005 and was not present during the quarter ended January 31, 2006.

Technical consulting fees during the six-month period ended January 31, 2006 were $30,000 as compared to $90,000 during the six-month period ended January 31, 2005, a decrease of $60,000 or $66.7%. Technical consulting fees during the quarter ended January 31, 2005 were the result of the completion of training provided to SCHOTT for the manufacture of Slide "H" that was not present during the quarter ended January 31, 2006.

Option fees during the six months ended January 31, 2006 were $0 as compared to $12,750 during the six months ended January 31, 2005. The option fee for the six months ended January 31, 2005 was the value of slides provided by SCHOTT as option agreement consideration that were not present during the quarter ended January 31, 2006.

License fees during the six months ended January 31, 2006 were $27,000 as compared to $50,000 during the six months ended January 31, 2005, a decrease of $23,000 or 46%. The license fees during the six months ended January 31, 2005 were the result of a license agreement with SCHOTT to produce and sell the Company's technology that was not present during the quarter ended January 31, 2006.

                         Accelr8 Technology Corporation


Research and development expenses for the six months ended January 31, 2006 were $1,141,050 as compared to $436,545 during the six months ended January 31, 2005, an increase of $704,505 or 161.4%. This increase was primarily due to increased consulting/engineering fees and direct supply costs related to the development of the BACcelr8r.

During the six months ended January 31, 2006, general and administration expenses were $446,427 as compared to $497,707 during the six month period ended January 31, 2005, a decrease of $51,280 or 10.3%. The decrease was primarily due to decreases in salaries, deferred compensation and significant cost savings in public relations.

The increase in amortization was negligible for the six months ended January 31, 2006 as compared to the six month period ended January 31, 2005.

Marketing and sales expenses for the six months ended January 31, 2006 were $37,911 as compared to $22,175 during the six months ended January 31, 2005, an increase of $15,736 or 71.0%. This increase was primarily due to an increase in expense to an outside firm for a market research report.

Cost of goods sold during the six months ended January 31, 2006 were $28,199 as compared to $42,386 during the six months ended January 31, 2005, a decrease of $14,187 or 33.5%. The decrease in cost of goods sold was primarily the result of the corresponding decrease in sales as was noted above.

As a result of the above factors, loss from operations for the six months ended January 31, 2006 was $1,669,073 as compared to a loss of $897,244 during the six months ended January 31, 2005, an increased loss of $771,829 or 86%.

Interest and dividend income during the six months ended January 31, 2006 was $93,713 as compared to $63,551 during the six months ended January 31, 2005, an increase of $30,162 or 47.5%. Interest income increased as a result of increased interest rates on the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the six months ended January 31, 2006 was $9,777 as compared to $4,661 for the six months ended January 31, 2005, a difference of $5,116 or 109.8%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the six months ended January 31, 2006 was $1,557,583 as compared to $824,322 during the six months ended January 31, 2005, an increased loss of $733,261 or 89%.

                         Accelr8 Technology Corporation


Capital Resources and Liquidity

At January 31, 2006, as compared to July 31, 2005, cash and cash equivalents, decreased by $1,380,449 from $5,564,259 to $4,183,810, or approximately 24.8%
and the Company's working capital decreased $1,458,930 or 25.9% from $5,633,524 to $4,174,594. During the same period, shareholders' equity decreased from $9,668,340 to $8,128,307.

The net cash used in operating activities was $1,558,332, in the six months ended January 31, 2006 compared to cash used in operating activities of $648,929 in the six months ended January 31, 2005. The principal elements that gave rise to the increase of cash used were an increase in the net loss of $733,261, a decrease in accrued liabilities of $238,274. Cash flows provided by investing activities was $177,873 during the six months ended January 31, 2006 as compared to cash used in investing activities of $124,513 during the six months ended January 31, 2005. The increase in cash flows from investing activities was primarily the result of the payment of the promissory note from the sale of the tools for legacy-code modernization and the resale of third-party software to Transoft Group Ltd. during the six months ended January 31, 2006.

The Company has historically funded its operations generally through cash flow generated from operations and equity financing. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months. If the company continues to expend its capital resources at the current rate in the research and development of the BACcelr8r, it may have to seek capital resources from other sources to meet its obligations in the future.

Item 3.  Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2006. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2006.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

           Not Applicable.

                         Accelr8 Technology Corporation


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

           Not applicable.

Item 3.  Defaults upon Senior Securities
----------------------------------------

           Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

           Not applicable.

Item 5.  Other Information
--------------------------

           None

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a)        Exhibits:

          1.  Exhibit 31.1      Certification of Officer Pursuant to Section 302
                                of the Sarbanes-Oxley Act of 2002.

          2.  Exhibit 31.2      Certification of Officer Pursuant to Section 302
                                 of the Sarbanes-Oxley Act of 2002.

          3.  Exhibit 32.1      Certification of Officer Pursuant to 18 U.S.C.
                                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.


b)        Reports on Form 8-K:

          Form 8-K filed on January 3, 2006 Announcing Resignation of and Appointment of a new Principal Accounting Officer


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2006                       ACCELR8 TECHNOLOGY CORPORATION


                                           /s/  Thomas V. Geimer
                                           -------------------------------------
                                           Thomas V. Geimer, Secretary,
                                           Chief Executive Officer and
                                           Chief Financial Officer


                                           /s/  Marisa J. Baldwin
                                           -------------------------------------
                                           Marisa J. Baldwin, Principal
                                           Accounting Officer