Form 10QSB
period 2006-04-30
ACCELR8 TECHNOLOGY CORP
filed 2006-06-14
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006
                                                 --------------


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
 Yes [ X ]   No   [  ]

Number of shares outstanding of the issuer's Common Stock:

          Class                             Outstanding at June 8, 2006
          -----                             ---------------------------

 Common Stock, no par value                           9,971,210

                                      INDEX

                                                                        Page
                                                                        ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets as of                                       3
                 April 30, 2006 (unaudited) and July 31, 2005

              Statements of Operations (unaudited)                       4
                 for the three months and nine months ended
                 April 30, 2006 and 2005

              Statements of Cash Flows  (unaudited)                      5
                 for the nine months ended April 30, 2006 and 2005


              Notes to Unaudited Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Operations        12


     Item 3.  Controls and Procedures                                   19


PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                         19


     Item 2.  Unregistered Sales of Equity Securities and
                 Use of Proceeds                                        19


     Item 3.  Defaults Upon Senior Securities                           19


     Item 4.  Submission of Matters to a Vote of Security Holders       19

     Item 5.  Other Information                                         19


     Item 6.  Exhibits and Reports on Form 8-K                          19


SIGNATURES                                                              20

CERTIFICATION OF OFFICERS                                               21


Accelr8 Technology Corporation           -2-                    10-QSB  04/30/06


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------
                                           Accelr8 Technology Corporation
                                                  Balance Sheets

                                                      ASSETS
                                                                             April 30                  July 31,
                                                                               2006                    2005
                                                                           ------------            ------------
                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents                                             $  3,516,809            $  5,564,259
     Accounts receivable                                                          6,825                  44,347
     Inventory                                                                   25,034                  27,244
     Prepaid expenses and other current assets                                  230,993                 228,097
     Note receivable (Note 6)                                                       -0-                 266,667
                                                                           ------------            ------------
         Total current assets                                                 3,779,661               6,130,614

Property and equipment, net                                                     200,483                 230,847
Investments, net                                                                882,374                 767,637
Intellectual property, net (Note 2)                                           3,701,457               3,878,969
                                                                           ------------            ------------
Total assets                                                               $  8,563,975            $ 11,008,067
                                                                           ============            ============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $    146,711            $    153,408
     Accrued compensation and other liabilities                                  53,406                 278,682
     Deferred revenue (Note 3)                                                   72,000                  65,000
                                                                           ------------            ------------
Total current liabilities                                                       272,117                 497,090

Long-term liabilities:
     Deferred compensation                                                      938,624                 842,637
                                                                           ------------            ------------

         Total liabilities                                                    1,210,740               1,339,727
                                                                           ------------            ------------
Commitments and Contingencies 0
Shareholders' equity (Notes 5)
       Common stock, no par value; 12,000,000 shares
       (after increase on December 14, 2004) and
        11,000,000 respectively authorized; 9,971,210
        and 9,961,210 shares, issued and outstanding,
        respectively                                                         12,878,020              12,863,020
     Contributed capital                                                        500,914                 483,549
     Accumulated deficit                                                     (5,752,100)             (3,404,629)
     Shares held for employee benefit (1,129,110 shares at cost)               (273,600)               (273,600)
                                                                           ------------            ------------
         Total shareholders' equity                                           7,353,234               9,668,340
                                                                           ------------            ------------
Total liabilities and shareholders' equity                                 $  8,563,975            $ 11,008,067
                                                                           ============            ============

                                    See accompanying notes to unaudited financial statements.

Accelr8 Technology Corporation                             -3-                                  10-QSB  04/30/06



                                                 Accelr8 Technology Corporation
                                                   Statements of Operations
                        For the Three months and Nine months ended April 30, 2006 and 2005
                                                         (Unaudited)



                                                3 Months Ended April 30               9 Months Ended April 30
                                            ------------------------------        ------------------------------
                                                2006               2005                2006             2005
                                                ----               ----                ----             ----

Revenues:
   OptiChem Revenues                        $    19,800        $   120,104            161,678        $   230,109
   Technical Consulting                            --                 --                 --               90,000
   License Fees                                    --                 --                 --               62,750
                                            -----------        -----------        -----------        -----------
       Total Revenues                            19,800            120,104            161,678            382,859
                                            -----------        -----------        -----------        -----------

Costs and expenses:
   Cost of Sales - OptiChem                       4,818             49,481             33,017            103,710
   General and administrative                   253,467            205,526            699,893            703,125
   Amortization (Note 2)                         59,171             58,827            177,512            176,350
   Marketing and sales                           36,340              9,880             74,250             32,054
   Depreciation                                  20,136              7,655             59,159             51,318
   Research and development                     490,004            383,190          1,632,079            808,001
                                            -----------        -----------        -----------        -----------
     Total costs and expenses                   863,936            714,559          2,675,910          1,874,558
                                            -----------        -----------        -----------        -----------

Loss from operations                           (844,136)          (594,455)        (2,514,232)        (1,491,699)
                                            -----------        -----------        -----------        -----------

Other income:
   Interest and dividend income                  43,528             41,213            137,241            109,474
   Unrealized gain (loss) on investments         11,412            (11,367)            21,190             (6,706)
   Other income                                     331              1,771              8,331              1,771
                                            -----------        -----------        -----------        -----------
     Total other income                          55,271             31,617            166,762            104,539
                                            -----------        -----------        -----------        -----------

Net Loss                                    $  (788,865)       $  (562,838)       $(2,347,470)       $(1,387,160)
                                            ===========        ===========        ===========        ===========

Net loss per share:
Basic and diluted net loss per share        $     (0.08)       $     (0.06)       $     (0.24)       $     (0.14)
                                            ===========        ===========        ===========        ===========

Weighted average shares outstanding           9,971,210          9,961,210          9,971,210          9,961,210
                                            ===========        ===========        ===========        ===========

                                   See accompanying notes to unaudited financial statements.

Accelr8 Technology Corporation                             -4-                                  10-QSB  04/30/06



                                              Accelr8 Technology Corporation
                                                Statements Of Cash Flows
                                   For the Nine months Ended April 30, 2006 and 2005
                                                      (Unaudited)

                                                                             2006                   2005
                                                                          ----------              ---------
Cash flows from operating activities:
     Net loss from continuing operations                                  (2,347,470)            (1,387,160)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                                         59,159                 51,318
         Amortization                                                        177,512                176,350
         Increase in fair value of stock options
            Granted for services                                              17,365                   --
         Unrealized holding (gain) loss on investments                       (21,190)                 6,706
         Realized (gain) on sale of investments, interest and
         dividend reinvested                                                 (18,547)               (10,079)
         (Increase) decrease in assets:
           Accounts receivable                                                39,647                 12,671
           Inventory                                                           2,210                  6,188
           Prepaid expense and other                                          (5,021)               (51,234)
         Increase (decrease) in liabilities:
           Accounts payable                                                 (122,814)                12,644
           Accrued liabilities                                              (109,160)                12,973
           Deferred revenue                                                    7,000                  5,000
           Deferred compensation                                              95,987                 56,367
                                                                         -----------            -----------
       Net cash used in operating activities                              (2,225,322)            (1,108,256)
                                                                         -----------            -----------

Cash flows from investing activities:
     Receipt of Note Payment                                                 266,667                   --
     Issuance of Common Stock                                                 15,000                   --
     Purchases of equipment                                                  (28,794)               (81,097)
     Purchase of intellectual property                                          --                  (34,754)
     Purchase of investments                                                 (75,000)               (75,000)
                                                                         -----------            -----------
       Net cash used in investing activities                                 177,873               (190,851)
                                                                         -----------            -----------

Cash (used by) discontinued operations                                          --                  (35,925)
                                                                         -----------            -----------

Net (decrease) increase in cash and cash equivalents                      (2,047,449)            (1,335,032)

Beginning balance                                                          5,564,259              7,233,430
                                                                         -----------            -----------

Ending balance                                                             3,516,809            $ 5,898,398
                                                                         ===========            ===========

                             See accompanying notes to unaudited financial statements.

Accelr8 Technology Corporation                         -5-                                 10-QSB  04/30/06

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and nine months ended April 30, 2006 may not be indicative of the results of operations for the year ended July 31, 2006.


Note 2.  Intellectual Property

Intellectual property consisted of the following:

                                               April 30, 2006      July 31, 2005
                                               --------------      -------------

OptiChem Technologies                              4,454,538        $ 4,454,538
Patents                                              223,991            223,991
Trademarks                                            49,019             49,019
                                                 -----------        -----------
   Total intellectual property                     4,727,548          4,727,548
Accumulated amortization                          (1,026,091)          (848,579)
                                                 -----------        -----------
   Net intellectual property                     $ 3,701,457        $ 3,878,969
                                                 ===========        ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $177,512 and $176,350 respectively, for the nine months ended April 30, 2006 and 2005.


Accelr8 Technology Corporation         -6-                      10-QSB  04/30/06

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

Note 2. continued:

The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from or estimated fair value of such long-lived assets. If, in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment, and the value of the asset will be written down. Management believes that the fair value of the technology exceeds the carrying value. However, it is possible that future impairment testing may result in intangible asset write-offs, which could adversely affect the Company's financial condition and results of operations.

Note 3. Deferred Revenue

The deferred revenue amount of $72,000 is composed of prepaid royalty fees of $50,000 included in the License Agreement, as defined below, with SCHOTT and $22,000 related to the Promega Agreement, as defined below.

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

Pursuant to the License Agreement, SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. An additional $15,000 has been recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement, SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension may be exercised by SCHOTT by payment of a $90,000 upfront renewal fee to maintain exclusivity.

Pursuant to the Slide "H" Supply Agreement, the Company supplied SCHOTT with 10,000 OptiChem coated microarraying slides, including 1,000 slides purchased prior to the execution of the Supply Agreement, at a price of $14.00 each. The Supply Agreement also included an option until December 31, 2005 for SCHOTT to negotiate an exclusive license for the application of OptiChem coatings on multi-well microtiter plates. In return, SCHOTT provided 7,500 glass substrates to the Company at no charge. The option is valued at $12,750 and has been recorded as option fees. The supply agreement was amended on April 25, 2005 to


Accelr8 Technology Corporation         -7-                      10-QSB  04/30/06

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

include the purchase of an additional 5,000 slides through July 15, 2005 under the same terms as the Slide "H" Supply Agreement. The exclusive right for application of OptiChem to microtiter plates was not exercised.

SCHOTT, Slide "HS" Agreement
On June 2, 2005, the Company and SCHOTT entered into a second supply agreement (the "HS" Supply Agreement") for an additional formula of OptiChem (Slide "HS").

Pursuant to the "HS" Supply Agreement, the Company supplied the minimum of 5,000 OptiChem Slide "HS" streptavidin coated microarrying slides to SCHOTT on a non-exclusive basis, at a price of $20.82 each for the first 1,000 slides and $17.15 for the remaining slides. This "HS" Supply Agreement expired on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. SCHOTT exercised this right, and paid the Company $15,000 for training on the manufacturing of Slide "HS". In addition, for this right, SCHOTT provided 7,500 glass substrates to the Company at no charge. The slides are valued at $12,750 and that amount was been recorded as option fees.

The Company also granted SCHOTT the right to negotiate an exclusive right for the manufacturing and worldwide sales of Slide "HS" coatings on microarraying slides. SCHOTT must formally initiate negotiations by October 1, 2005 and complete the agreement by December 31, 2005. On September 27, 2005, SCHOTT provided written notification, in accordance with the "HS" Supply Agreement, that it intends to exercise its non-exclusive right for the manufacturing and sales of Slide "HS" coatings on microarraying slides. However, the Company and SCHOTT did not enter into a definitive agreement as of December 31, 2005 for an exclusive license to sell slide "HS", nor as of the date of this quarterly report. There can be no assurance that the Company and SCHOTT will enter into a definitive agreement for the exclusive right for the manufacturing and worldwide sales of Slide "HS" although negotiations are continuing.

Feasibility Testing Agreement
Effective October 5, 2005, the Company and Promega Corporation ("Promega") entered into a Feasibility Testing Agreement (the "Promega Agreement"). Pursuant to the Promega Agreement, the Company will focus on the development of a customized coating for a glass slide for a product owned by Promega. The Promega Agreement requires that the feasibility testing be divided into two phases. Promega will pay the Company $49,000 in return for Accelr8's performance under the Agreement. If Promega determines that Phase 1 is not successfully completed, the Company will return $22,000 to Promega and the Company will have no further obligation under the Agreement. During the nine months ended April 30, 2006, the Company successfully completed Phase 1 of the Agreement but Phase 2 of the Agreement is not yet completed. Phase 2 was to have been completed by February 28, 2006; however the parties have entered into an agreement to extend to completion date of Phase 2 until September 30,2006. Accordingly, $22,000 has been classified as deferred compensation.


Accelr8 Technology Corporation         -8-                      10-QSB  04/30/06

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

Note 5.  Employee Stock Based Compensation

Common Stock Options.
 At April 30, 2006, there were 1,000,000 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between May 6, 2006 and March 16, 2015. For the nine months ended April 30, 2006 and 2005, stock options exercisable into 1,000,000 and 692,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Contingent Options
On July 12, 2003, the Company issued 50,000 options at an exercise price of $2.25 each, to purchase all rights in technology known as YoDx which will be integrated into the Company's existing technology. In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of April 30, 2006, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

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


Accelr8 Technology Corporation         -9-                      10-QSB  04/30/06

Note 5. Employee Stock Based Compensation

     The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                        Nine  Months Ended
                                                             April 30,
                                                       2006            2005
                                                   -----------------------------

Net loss - as reported                              (2,347,470)      (1,387,160)
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards                      (13,479)        (430,272)
                                                   -----------      -----------
Pro forma net loss                                  (2,360,949)     $(1,817,432)
                                                   ===========      ===========
Earnings per share:
Basic and diluted - as reported                    $      (.24)     $      (.13)
                                                   ===========      ===========
Basic and diluted - pro forma                      $      (.24)     $      (.18)
                                                   ===========      ===========


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

The Company has elected to use the modified prospective transition method for adopting SFAS No. 123R, which requires the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No.
123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Pursuant to the requirements of SFAS No. 123R, the Company will continue to present the pro forma information for periods prior to the adoption date.


Accelr8 Technology Corporation         -10-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation
                          Notes to Financial Statements

The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future.

As of April 30, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $38,101. For the three month period ended April 30, 2006, the Company recognized $14,815 in stock based compensation costs related to the issuance of options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in operating expenses.


Note 6.    Sale of Software Migration Tools

On July 30, 2004, we completed the sale of the assets which consisted of tools for legacy-code modernization and the resale of third-party software to Transoft Group Ltd. (the "Asset Sale"). The aggregate purchase price of the Asset Sale was $500,000, which was payable $100,000 in cash and the Company was issued a promissory note payable in three equal annual installments of $133,333 with annual interest of 4% on the unpaid balance payable quarterly. In addition, the purchase price included the assumption of support obligations under pre-existing support and maintenance agreements. The balance of the note payable was paid during the nine months ended April 30, 2006.


Accelr8 Technology Corporation         -11-                    10-QSB  04/30/06

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

The following discussion should be read in conjunction with the Company's unaudited financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the SEC including its 10-KSB for the year ended July 31, 2005, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.


Accelr8 Technology Corporation         -12-                     10-QSB  04/30/06

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

In June 2005, Accelr8 signed a second supply agreement with SCHOTT for a different type of OptiChem(R) coated microarraying slide (Slide "HS"). Accelr8 had been manufacturing the slides for SCHOTT since October 2004. Under the new agreement, Accelr8 extended production through December 2005. SCHOTT also had the right during 2005 to enter into negotiations to complete the agreement by December 31, 2005, for an exclusive manufacturing and distribution license, similar to the Slide "H" agreement signed November 4, 2004. On September 27, 2005, SCHOTT provided written notification as specified under the Amended Supply Agreement, that it intends to exercise its exclusive right to negotiate an exclusive license for the application of the Company's second OptiChem(R) coating (slide "HS"). However, the Company and SCHOTT did not enter into a definitive agreement as of December 31, 2005 nor as of the date of this quarterly report. There can be no assurance that the Company and SCHOTT will enter into a definitive agreement for the exclusive right for manufacturing and worldwide sales of Slide "HS", although negotiations continue.


Accelr8 Technology Corporation         -13-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation

In January 2004, Accelr8 commenced development of the BACcelr8r, a rapid bacterial identification and antibiotic resistance detection platform.

The BACcelr8r is an innovative system designed to analyze bacteria in life-threatening infections, with the objective of providing the physician with species identity, bacterial counts, and specific antibiotic resistance by direct bacterial extraction from patient specimens and direct single-cell analysis; without culturing. Culturing requires many hours or days of bacterial growth in order to isolate bacterial strains and test them. Therefore, in the absence of specific guidance, the physician uses a "blind" empiric regimen, treating patients with a combination therapy of broad-spectrum drugs that are believed to have the best chance to arrest disease progression. Antibiotic resistance has become widespread and complex, causing failure of the initial empiric treatment in approximately 20% to 40% of cases in most hospitals. Altering the antibiotics after receiving culture results typically happens too late to improve outcomes in most cases. Because of this situation, the physician needs a new diagnostic method that yields specific antibiotic guidance in less than approximately eight hours. Management believes that current products and methods are not able to meet this need.

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

Accelr8 believes that it is the only Company, based on discussions with experts in critical care medicine and clinical microbiology, that is involved in rapidly identifying bacterial phenotype by measuring the responses of live bacteria. Furthermore, the Company has not become aware of any other development program


Accelr8 Technology Corporation         -14-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation

that intends to enable the choice of the fastest and most complete-killing drug. Future indirect competition against the Company's BACcelr8r(TM) Rapid Analytical System may come in the form of gene analysis, but the Company believes that this will focus primarily on species identification, rather than for antibiotic resistance testing. (An exception is a very small number of specific indicator genes, such as one responsible for methicillin resistant staphylococcus aureus
(MRSA), a prevalent kind of drug-resistant "staph.") The Company's scientists, in agreement with experts in clinical microbiology, do not believe that a reasonably complete analysis of antibiotic susceptibility, of the form required in managing nosocomial infections, is feasible using genetic analyses. Further, we believe that neither the basic biology (rapid mutation and spread, variable expression levels that require quantitative analysis) nor the technology (very low capacity for gene variants) supports this type of analytical strategy.

In calendar 2006 we intend to complete technical studies on materials and processes to be used in the BACcelr8r system. We believe that the BACcelr8r will significantly speed up bacterial testing and improve treatment outcomes. By developing and selling the BACcelr8r system, we intend to generate revenues and prove the value of our technology to large diagnostic companies.

During the quarter ended April 30, 2006, we devoted substantially all of our internal resources to testing of an 8-channel cassette, that is the test bed for Version 0.1 of the BACcelr8r prototype. Our in-house scientists directed our various outside engineering consultants in further development of instrument software, image analysis software for conversion of digitized photos of bacteria to analytical data and cassette design for AST (Antibiotic Susceptibility Testing). We also continued cassette design for Version 0.4 BACcelr8r. In addition we have commenced custom antibody development for rapid bacterial identification and count by purchasing under contract, custom antibodies from two outside vendors.

Current design concepts anticipate a 64-channel disposable cassette. We believe that the Version 0.4 prototype will enable simultaneous testing of four separate 64-channel cassettes, each cassette analyzing a different sample. Version 0.4 contemplates increased throughput for bacterial identification and count while offering antibiotic resistance testing. The Company believes that the development of Version 0.4 will continue at least through calendar year 2006.

Changes in Results of Operations

Three months ended April 30, 2006 compared to three months ended April 30, 2005.

During the three months ended April 30, 2006, OptiChem revenues were $19,800 as compared to $120,104 during the three month period ended April 30, 2005, a decrease of $100,304 or 83.5%. The decrease was due to the completion of OptiChem slide production for SCHOTT under the "HS" Supply Agreement that was completed during the quarter ended April 30, 2005 and was not present during the quarter ended April 30, 2006.

Accelr8 Technology Corporation         -15-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation

Costs of goods sold during the three months ended April 30, 2006 were $4,818 as compared to $49,481 during the three months ended April 30, 2005, a decrease of $44,663 or 90.3%. The decrease in costs of goods sold was the result of a significant decrease in the sales of slides.

During the three months ended April 30, 2006, general and administration expenses were $253,467 as compared to $205,526 during the three month period ended April 30, 2005, an increase of $47,941 or 23.3%. The increase was primarily due to increases in engineering fees, corporate insurance and deferred compensation expense.

The increase in amortization was negligible for the three months ended April 30, 2006 as compared to the three month period ended April 30, 2005.

Marketing and sales expenses for the three months ended April 30, 2006 were $36,340 as compared to $9,880 during the three months ended April 30, 2005, an increase of $26,460 or 267.8%. The increase was primarily due to the purchase of a research report from a stock analyst firm.

During the three months ended April 30, 2006, depreciation was $20,136 as compared to $7,655 during the three month period ended April 30, 2005, an increase of $12,481 or 163%. The increase was primarily the result of placing new equipment into service.

 Research and development expenses for the three months ended April 30, 2006 were $490,004 as compared to $383,190 during the three months ended April 30, 2005, an increase of $106,814 or 27.9%. This increase was primarily due to increased consulting/engineering fees and direct supply costs related to the development of the BACcelr8r.

As a result of the above factors, loss from operations for the three months ended April 30, 2006 was $844,136 as compared to a loss of $594,455 during the three months ended April 30, 2005, an increased loss of $249,681 or 42%.

Interest and dividend income during the three months ended April 30, 2006 was $43,528 as compared to $41,213 during the three months ended April 30, 2005, an increase of $2,315 or 5.6%. Interest income increased as a result of increased interest rates on the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended April 30, 2006 was $11,412 as compared to an unrealized holding loss of $11,367 for the three months ended April 30, 2005, an increase of $22,779 or 200%. The change was the result of an increase in the price of marketable securities held in the deferred compensation trust.


Accelr8 Technology Corporation         -16-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation

As a result of these factors, net loss for the three months ended April 30, 2006 was $788,865 as compared to $562,838 during the three months ended April 30, 2005, an increased loss of $226,027 or 40.2%.

Nine months ended April 30, 2006 compared to nine months ended April 30, 2005.

During the nine months ended April 30, 2006, OptiChem revenues were $161,678 as compared to $230,109 during the nine month period ended April 30, 2005, a decrease of $68,431 or 29.7%. The decrease was due to the completion of OptiChem slide production for SCHOTT under the "HS" Supply Agreement that was completed during the nine months ended April 30, 2005 and was not present during the nine months ended April 30, 2006.

Technical consulting fees in the amount of $90,000 during the nine months ended April 30, 2005 were the result of the completion of a custom OptiChem development project for a large biotec manufacturer as of December 31, 2005, that was not present during the nine months ended April 30, 2006.

The license fees in the amount of $62,750 during the nine months ended April 30, 2005 were the result of a license agreement with SCHOTT to produce and sell the Company's technology that was not present during the quarter ended April 30, 2006.

Cost of goods sold during the nine months ended April 30, 2006 were $33,017 as compared to $103,710 during the nine months ended April 30, 2005, a decrease of $70,693 or 68.2%. The decrease in costs of goods sold was the result of a significant decrease in the sales of slides.

During the nine months ended April 30, 2006, general and administration expenses were $699,893 as compared to $703,125 during the nine month period ended April 30, 2005, a decrease of $3,232 or 0.5%. The slight decrease was due to a reduction of non-engineering consulting fees greater than an increase in legal fees.

The increase in amortization was negligible for the nine months ended April 30, 2006 as compared to the nine month period ended April 30, 2005.

Marketing and sales expenses for the nine months ended April 30, 2006 were $74,250 as compared to $32,054 during the nine months ended April 30, 2005, an increase of $42,196 or 131.6%. The increase was primarily due to the purchase of a research report from a stock analyst firm.

Depreciation for the nine ended April 30, 2006 was $59,159 as compared to $51,318 the nine months ended April 30, 2005, an increase of $7,841 or 15.3%. The increase was primarily the result of placing new equipment into service.


Accelr8 Technology Corporation         -17-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation

Research and development expenses for the nine months ended April 30, 2006 were $1,632,079 as compared to $808,001 during the nine months ended April 30, 2005, an increase of $824,078 or 102%. This increase was primarily due to increased consulting/engineering fees and direct supply costs related to the development of the BACcelr8r.

As a result of the above factors, loss from operations for the nine months ended April 30, 2006 was $2,514,232 as compared to a loss of $1,491,699 during the nine months ended April 30, 2005, an increased loss of $1,022,533 or 68.6%.

Interest and dividend income during the nine months ended April 30, 2006 was $137,241 as compared to $109,474 during the nine months ended April 30, 2005, an increase of $27,767 or 25.4%. Interest income increased as a result of increased interest rates on the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the nine months ended April 30, 2006 was $21,190 as compared to an unrealized holding loss of $6,706 for the nine months ended April 30, 2005, an increase of $27,896 or 416%. The change was the result of an increase in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the nine months ended April 30, 2006 was $2,347,470 as compared to $1,387,160 during the nine months ended April 30, 2005, an increased loss of $960,310 or 69.2%.

Capital Resources and Liquidity

At April 30, 2006, as compared to July 31, 2005, cash and cash equivalents, decreased by $2,047,450 from $5,564,259 to $3,516,809 or approximately 36.8% and the Company's working capital decreased $2,125,980 or 37.7% from $5,633,524 to $3,507,544. During the same period, shareholders' equity decreased from $9,668,340 to $7,353,234.

The net cash used in operating activities was $2,225,322 in the nine months ended April 30, 2006 compared to cash used in operating activities of $1,108,256 in the nine months ended April 30, 2005. The principal elements that gave rise to the increase of cash used in operating activities were an increase in the net loss in the nine months ended April 30, 2006 compared to the nine months ended April 30, 2005 of $945,495, and a decrease in accrued liabilities of $109,160. Cash flows used in investing activities was $177,873 during the nine months ended April 30, 2006 as compared to cash used in investing activities of $190,851 during the nine months ended April 30, 2005. The increase in cash flows from investing activities was primarily the result of the payment of the promissory note from the sale of the tools for legacy-code modernization and the resale of third-party software to Transoft Group Ltd. during the nine months ended April 30, 2006.

The Company has historically funded its operations generally through cash flow generated from operations and equity financing. Management believes that current


Accelr8 Technology Corporation         -18-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation

cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months. If the company continues to expend its capital resources at the current rate in the research and development of the BACcelr8r, it may have to seek capital resources from other sources to meet its obligations in the future.

Item 3. Controls and Procedures
-------------------------------

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2006. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized, reported and communicated to the Mr. Geimer, to allow timely decisions regarding required disclosure. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2006.


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

Item 5. Other Information
-------------------------

        None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

a) Exhibits:


Accelr8 Technology Corporation         -19-                     10-QSB  04/30/06

                         Accelr8 Technology Corporation

     1. Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     2. Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     3. Exhibit 32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.


b) Reports on Form 8-K:

     Form 8-K filed on March 28, 2006 Announcing Resignation of Principal Accounting Officer


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2006                      ACCELR8 TECHNOLOGY CORPORATION

                                          /s/  Thomas V. Geimer
                                          --------------------------------------
                                          Thomas V. Geimer, Secretary, Chief
                                          Executive Officer and Chief Financial
                                          Officer

                                          /s/  David R. Loftus
                                          --------------------------------------
                                          David R. Loftus, Principal Accounting
                                          Officer


Accelr8 Technology Corporation         -20-                     10-QSB  04/30/06