Form 10KSB
period 2006-07-31
ACCELR8 TECHNOLOGY CORP
filed 2006-10-30
CIK 727207

FORM 10-KSB
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[   X   ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2006

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
(Address of principal executive offices)

Issuer’s telephone number: (303) 863-8088

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, no par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Exchange Act:      None.

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   X   ] No [      ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

The Registrant’s revenues for the fiscal year ended July 31, 2006 were $212,701.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 27, 2006 was approximately $18,602,110 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the Registrant’s Common Stock outstanding as of July 31, 2006 was 9,971,210.

Documents incorporated by reference None

Transitional Small Business Disclosure Format Yes [      ] No [   X   ]

TABLE OF CONTENTS

PAGE

PART I

Item 1	Description of Business	3

Item 2	Description of Property	22

Item 3	Legal Proceedings	22

Item 4	Submission of Matters to a Vote of Security Holders	22

PART II

PART III

SIGNATURES		41

	Financial Statements	F-1

	Notes to Financial Statements	F-6

FORWARD-LOOKING STATEMENTS.

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company, as defined below, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company’s forecasts will accurately anticipate market demand for the Company’s products and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as disclosed elsewhere in this Annual Report, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

Item 1. Description of Business

History And Development Of The Company

     Accelr8 Technology Corporation (“Accelr8” or the “Company”), a Colorado corporation was incorporated on May 26, 1982. The Company’s office and laboratory are located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221, and our telephone number is 303-863-8088.

     On January 18, 2001, we acquired the OpTest portfolio of technologies (“OpTest”) from DDx, Inc. (“DDx”). Since the acquisition of the OpTest assets, we have focused primarily upon furthering the research and development of the acquired technologies, and the development of revenue producing products related to that technology. The purchase of OpTest provided us with a proprietary surface chemistry formulation and quantitative bio-analytical measurement instruments. Recently, we have invested in the BACcelr8r platform for applications related to rapid identification of bacteria and their antibiotic resistance.

     Before our acquisition of OpTest, we provided software tools and consulting services for system modernization solutions for Digital Equipment Corporation (DEC), VMS legacy systems. On July 30, 2004, we completed the sale of the assets related to the software business, which consisted of tools for legacy-code modernization and the resale of third-party software (the “Software Migration Business”) to Transoft Group Ltd (the “Asset Sale”).

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

Products

     We are developing an innovative bacterial analysis system, the BACcelr8r™, which we intend to eventually be used in clinical diagnostics for life-threatening bacterial infections. The system integrates our proprietary technologies to provide advantages in bacterial strain identification, particularly with regard to antibiotic resistance. Proprietary technologies include OptiChem(r) surface coatings and assay processing methods. We have received patents or we have patent applications pending for the major technology components and systems.

     The BACcelr8r project began with a number of innovative analytical biological concepts that had no direct precedent, even though based on familiar microbiological principles. However, these accepted principles had only been applied to cultures that contain hundreds of millions of bacteria descended from single organisms hand-selected as colonies grow from a patient specimen.

     The BACcelr8r is based on a simple transformation of standard methods. We believed that speed and precision should be possible by analyzing, as individuals, many thousands of cells extracted directly from the patient specimen. This contrasts with standard culturing in which the descendants of fewer than ten cells are presumed to represent the entire infectious bacterial population in a specimen, and with which many hours of repeated growth are required to perform analyses.

     Our first laboratory BACcelr8r research model, Version 0.1, is used in our own internal research to investigate and characterize the biological principles that we believe confer advantages upon our analytical methods. We also developed functional specifications and product requirements for the first clinical version of the BACcelr8r. During development, we identified a product version that we believe will shorten the path to market. We call this system the “BACcel™-1.0.”

     We plan the BACcel-1.0 to provide the same rapid (2-hour) bacterial quantitation and identification functions as the clinical BACcelr8r. However, we plan to augment the first reported ID with additional strain identification based on major antibiotic resistance groups. The purpose of this version is to narrow the drug choices for empiric therapy.

     For example, the first report might state that some quantity of “Staph” is present. The second report might then state that all of the Staph fall into a major antibiotic resistance group known as “MRSA” (methicillin resistant Staph. aureus, sometimes referred to as “superbugs” in news reports). However the BACcel-1.0 would not report specific antibiotic resistance and susceptibility as would happen with the clinical BACcelr8r. Instead it would report the numbers of organisms that fall within major groups that are typically the most difficult to treat, and thus narrow the initial empiric therapy options to help improve the chances of initial success. The Company believes that with this information, the physician can rule out drugs that are likely to fail.

     We plan to include such major category identification for the most difficult major organism groups. Examples of such resistance groups include MRSA, ESBL producers in Enterobacteriaceae, and multi-drug resistant Psuedomonadales.

     In addition to the BACcelr8r project, we have developed and out-licensed OptiChem™ surface coatings for use in microarraying components. We have granted Schott Jenaer Glas GmbH(“SCHOTT”), which is a global leader in high-quality glass manufacturing, a two-year exclusive global license with an additional one-year option to manufacture and market OptiChem microarraying products. The current license includes the use of OptiChem on glass slides for gene and protein microarraying. SCHOTT has exercised its right to a third year of non-exclusive production.

     OptiChem slide revenues for the year ended July 31, 2006 were $155,701. Management believes that substrate sales will continue and that there will be royalties and licensing fees with SCHOTT in the next fiscal year; however, there can be no assurance that sales will occur or that the anticipated revenues will be generated.

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

     The cost and risk of new drug development has continued to rise and the rate of new antibiotic development has declined. As antibiotic resistance continues to worsen and spread, we believe that the physician’s challenge today is to select from an ever-shrinking list of possible drugs; the antibiotics that might succeed in each individual case.

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

The Medical Microbiology Market Opportunity

     The clinical microbiology laboratory now typically requires from approximately two to five days to grow and analyze a bacterial culture for antibiotic susceptibility. With patients who have rapidly-progressing infections the physician cannot wait for lab results before commencing drug therapy, and therefore must use a combination of powerful, broad-spectrum drugs in the hope of arresting the infection. Published studies have shown that in approximately 20% to 40% of such cases “empiric” therapy fails to adequately control the infection. The goal for the BACcel-1.0 is to rule out drugs that are likely to fail. The goal for the BACcelr8r it is to proceed further and identify drugs that are likeliest to work best when de-escalating to specific therapy from empiric therapy.

     Furthermore, a study of the therapy and outcome of Ventilator Associated Pneumonia (“VAP”) showed that changing the therapy later than approximately 24 hours did not significantly improve outcomes for most patients. Management believes that the inherent delay with current bacterial culturing methods can significantly increase a patient’s medical risk. Patients who receive inadequate initial therapy may face extended hospitalization and increased risk of worsening disease severity and mortality.

     Today’s tests still employ culturing methods that were first popularized in the 1870s. “Culturing” consists of growing bacteria from a patient specimen (such as blood) in an artificial nutrient medium that stimulates growth. After growing “colonies,” which are discrete clusters of bacteria on a gel plate surface, the microbiologist then physically picks representative sample colonies for further growth and analysis. These “isolates” require many hours to prepare and many additional hours to analyze. As a result, lab results usually require from one to five days, or even longer for slow-growing organisms, before the physician receives the results after submitting a patient specimen.

     Management believes that standard lab methods only indicate which drug might succeed, but do not indicate the potential superiority of one drug over another.

     We believe that the BACcelr8r will help physicians reduce the severity of life-threatening infections by providing much quicker and more precise analyses than are possible with culturing. Our objective is to provide complete bacterial strain characterization, including antimicrobial responsiveness, in less than 8 hours after the hospital lab receives a patient specimen. We also intend to identify and count bacteria by species in less than 2 hours.

Hospital Acquired Infections (HAI)

     We believe that the Intensive Care Unit (ICU) is the hospital area that has the most urgent problems with regard to controlling aggressive infections. Furthermore, severe illness often weakens a patient’s defenses against infectious organisms of all types. Management believes that the hospital also exposes patients to a reservoir of aggressive pathogens that may have evolved resistance to the most commonly used antibiotics.

     According to the FDA, “about 70% of bacteria that cause infections in hospitals are resistant to at least one of the drugs most commonly used to treat infections.” The Centers for Disease Control and Prevention has stated that antibiotic resistance is among the organization’s top public health concerns. The global spread of drug-resistant microbes has led to prolonged hospitalizations, and increased health care costs. Despite the antibiotic revolution, bacterial infections remain a leading cause of mortality in critically ill patients. Once microbes become resistant, infections can become difficult or impossible to treat.

     Hospital-acquired pneumonia is the leading cause of death from infections acquired in the hospital. In the ICU, approximately 85% of hospital-acquired pneumonia is ventilator-associated pneumonia (VAP). It is the most common life-threatening infection contracted by ICU patients during their hospital stay. Worldwide, over one million patients annually are at risk of developing VAP. Because these patients are critically ill before contracting pneumonia, the infection can have particularly serious consequences. A review of papers in medical journals highlights the fact that no medical “standard of care” now exists for diagnosing VAP and identifying the organisms that cause it.

     VAP is a direct result of mechanical ventilation (an element of life support), which requires the insertion of a tube deep into the patient’s trachea (windpipe) and connects to a sophisticated mechanical air pump. The airway tube renders the patient vulnerable to infection because it facilitates leakage of microbes from the mouth into the airway and the lungs. The longer the tube is in place, the greater the risk that a patient will develop VAP.

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

     The BACcelr8r system will include a fixed instrument and proprietary single-use analytical cartridges. By changing only a small set of cartridge assay components we believe we can change the bacterial species identified by the cartridge to fit new diagnostic application. Many such “panels” of target organism overlap in medical diagnostics, reducing the complexity of new application development.

     After introducing a diagnostic system for pneumonia, we intend to add cassettes for other diagnostic categories. Because antibiotic resistance is so widespread, most serious bacterial infections require the same type of analysis as used for pneumonia.

     Bacterial meningitis provides an example of another rapidly-progressing infection that can be difficult to treat, and in which very little time is available for antibiotic testing. Some bacterial species are the same in pneumonia and meningitis. Other species can be dropped from the pneumonia panel and replaced with meningitis-specific pathogens in order to provide broad coverage for meningitis.

     As another example, premature babies in the neonatal ICU are prone to infection because they have not yet developed their defenses. Because the babies are so small, it is also difficult to obtain enough specimen volume for analysis. We believe that the BACcelr8r’s high sensitivity and speed could have excellent potential in helping to manage these critical cases.

     To varying degrees, more familiar forms of hospital acquired infection are also associated with resistant organisms. Examples include blood-borne infection (“bacteremia” that can result in sepsis), wound infections, and other infections. We believe that medical urgency arises with many of these infections as in VAP. We intend to systematically approach these applications and develop appropriate cassettes and specimen handling products.

     Finally, we believe that proof of the BACcelr8r’s ability to perform rapid, highly sensitive and specific analysis will also showcase the commercial value of all of Accelr8‘s proprietary technology including novel surface chemistry applications (implanted medical devices), detection and capture methodologies and coatings for pharmaceutical packaging.

“Quantum Microbiology(tm)"

     We developed a new analytical strategy in order to eliminate bacterial culturing and isolation, and thus eliminate the most time-consuming steps in bacterial testing. We call this strategy “Quantum Microbiology(tm)" (or “QM”) to emphasize its ability to analyze each individual organism in a sample that contains tens of thousands of bacterial cells. Management believes that Quantum Microbiology adds substantial value to our intellectual property, and it is the method embodied in the BACcelr8r.

     The QM method identifies and maps each individual bacterium extracted from a sample and immobilized on an assay surface. It conducts a series of tests on the immobilized cells and computes a statistical profile to identify each significant strain type in the sample. Strain typing or “phenotyping” includes assessment of antimicrobial responses.

     We believe that this strategy has major implications when compared to standard culturing methods. Speed is only one aspect, as we believe that QM can produce a complete analysis within the 8-hour objective established for the BACcelr8r. In addition, we believe that QM has the potential to identify hidden or minority resistant strains. We believe that standard methods only reveal the properties of the fastest-growing organisms in a culture. We believe that they usually ignore slow-growing strains or minor strains that can become late-onset or secondary “superinfections.” Early tests also demonstrate that QM makes it possible to automate certain types of sequential analysis that are difficult to automate with today’s high capacity systems. Therefore management believes that QM and the BACcelr8r have the potential to make a significant impact on the practice of clinical microbiology.

BACcelr8r Technology

     The BACcelr8r implements QM methods by using a computerized microscope with proprietary image analysis software to analyze each individual organism’s responses to a series of tests. The Version 0.1 lab model now in use at Accelr8 demonstrates the feasibility of automating QM.

     The BACcelr8r instrument will contain computer boards, analyzer optics, electromechanical actuators, power supplies, and other subsystems that do not need to be disposable. Each single-use cartridge (or “cassette”) will contain assay surfaces, sample introduction ports, couplings for fluids and electrical circuits, and optical interfaces. Cassettes may also contain reagents in small on-board reservoirs. The single-use cassettes will contain most assay components that cannot be re-used. In a typical application, the operator will use one cassette per patient specimen and dispose of the cassette when the test ends. Cassette and instrument designs are proprietary and wholly owned by Accelr8.

     As envisioned in a typical application, the operator will perform basic specimen preparation (on material such as blood, lung fluids, etc.) and introduce a small, standardized volume of sample into a cassette, and insert the cassette into the instrument. All remaining operations will take place under computer control without operator intervention in normal operation. During the analysis the system will automatically report its operating status and current results for each cassette being processed.

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

     At the end of the second step (presumptive species identification) we believe that the system will report the number of organisms for each species in the analytical panel. We plan the first hospital product to have a panel of approximately five to nine species.

     We believe that the system will eliminate culturing and isolation by directly analyzing all of the organisms extracted from the sample without requiring prior growth. We believe that it will quickly extract the organisms using an electrical field to drive the bacteria to a universal capture surface. We believe that OptiChem coatings within the sample distribution flow passages will prevent most bacteria from adhering to the passage walls. The OptiChem coatings and the electrical extraction method are part of Accelr8‘s intellectual property.

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

Research and Development

     We conduct an aggressive research and development program to expand our intellectual property portfolio and to adapt our licensable technologies to specific applications. Research and development programs include new physical coating methods for production of different substrate formats, additional methods for linking coatings to base materials, and additional functionalization for new applications. During the years ended July 31, 2006 and 2005, we spent approximately $2,155,988 and $1,304,888, respectively, on research and development activities. Primary research and development activities during the year included cassette development and characterization of the underlying biological principles.

     At the start of the development of the BACcelr8r, very little precedent existed for single-cell analysis. The materials and methods for bacterial behavior at the single cell level needed development and validation. The company started with development of the highest-risk and necessary principles. We believe that we have systematically resolved the technical issues from those having the highest risk down through each subsequent risk level until characterizing all of the individual principles. In July, 2006 we demonstrated that the integrated process performed successfully on a limited, blinded set of laboratory model samples. During the year ended July 31, 2006, we presented peer-reviewed technical posters at two important scientific meetings, which summarized the evidence for each of the BACcelr8r’s analytical methods. These presentations were the first exposure to the scientific and medical communities of the BACcelr8r’s innovative working principles.

     We believe that the BACcelr8r disposable, single-use cassette represents a significant advance in active fluidic technology. The multi-channel cassette carries multiple reagent reservoirs and fluidic valves that precisely deliver on-cassette contents according to flow control programs executed by the instrument. The cassette combines fluidic valving, multi-branch flow balancing, bubble prevention and clearance features, reagent reservoirs, precision flowcells, imaging-quality optical windows, electrokinetic electrodes, anti-adsorption coatings to prevent sample loss, universal microbial cell capture coatings, and the ability to sustain high internal operating pressures while incubating live cells and being maintained near body temperature for several hours.

     We do not believe that any other fluidic or microfluidic product contains such flexibility and sophistication. Development required a diverse multidisciplinary team of experts from different organizations, guided by Accelr8‘s scientific and technical team. Management believes that, compared to industry norms, this accomplishment required relatively low investment.

     The prototype laboratory instruments use off-the-shelf components as much as possible. They are based on sophisticated, commercially available research microscopes and accessories. We also started development of a custom microscope using commercially available optical components combined with custom components. The initial test fixture successfully demonstrated significant potential for simplification and reduction of both size and cost for higher-capacity instruments.

     Our research and development activities also focused on image analysis. Our image analyzer is able to track individual live bacterial cells as they grow and divide. The algorithms precisely measure individual cell and clone growth rates, and responses to different analytical tests. We believe that the growth data accurately parallels those obtained with standard culturing methods. Biostatistical algorithms make it possible to further segregate data from significant sub-populations of individual cells and clones.

     Our goal is for a single typical BACcelr8r analysis to analyze approximately 2.5 million images of single cells or clones and perform accurate statistical analyses. We believe that this analytical power, performed in real time, will confer substantial advantages over alternative microbiological methods.

     We believe that most standard laboratory sample handling materials may cause extensive loss of bacteria by non-specific adsorption to container walls. Examples of such commonplace disposable devices include specimen containers, centrifuge tubes, micropipette tips, and inoculation loops. We believe that applying OptiChem coatings to such devices might significantly reduce bacterial loss during specimen preparation. We have therefore added OptiChem coated labware development to the BACcelr8r program. If successful, we plan to include such devices in supply kits to be used in specimen access and preparation with the BACcelr8r. Low-loss sample preparation kits would improve the accuracy and consistency of quantitative high-sensitivity methods such as those used in the BACcelr8r.

     We further believe that these devices would have additional applications in acquiring and preparing specimens that contain low-abundance analytes, whether cellular or molecular. For example, gene amplification tests are capable of multiplying even a single gene target to the level where it can be easily detected. It is therefore critical to assure that low-level targets such as these are not lost in the sample handling process. In addition, we may have the opportunity to license OptiChem coatings to companies that manufacture such devices for other purposes.

     We believe that the relatively modest research and development investment so far has created an entirely new analytical approach to clinical microbiology and the core technology needed to perform it reliably. We intend to proceed with product development that embodies these methods. We have adjusted our product development plan to take advantage of specific technical discoveries and careful analysis of clinical applications that we believe will shorten the time to market without compromising the product’s market value.

The Microarray Market Opportunity

     Microarraying slides were our first commercial biomedical products. Our products derive their advantages from OptiChem surface coatings. OptiChem can reduce background interference from materials in the analytical sample. Examples of materials that OptiChem sheds and that typically interfere with conventional surfaces include microbes, blood cells, blood and serum proteins, sticky proteins in cell culture lysates, and unbound dyes that remain after labeling test samples. Non-specific binding (also referred to as “adsorption” or “fouling”) of such materials is a dominant noise factor that limits the sensitivity of bio-analytical assays.

     Microarrays typically consist of a microscopic grid of thousands of spots of a test chemistry on a glass slide. Each spot is made of a different variation of a test probe molecule, such as a unique short length of synthetic DNA that has a particular gene sequence. The researcher exposes a sample, such as extracts from a cell culture or blood, to the microarray. After incubation, washing, and labeling, a computerized scanner measures the amount of dye or label on each spot. The researcher can then compare the array pattern between two different samples, such as a tumor biopsy against normal tissue.

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

     We decided to enter the microarray market because it has been in existence long enough to prove its potential application in clinical diagnostics, but we believe that it still has most of its growth ahead of it. Although the current research market is attractive in itself, we believe that emerging market segments in drug discovery and molecular diagnostics have much larger potential. In particular, we believe that research trends suggest that new array-based methods for cancer diagnostics may drive market growth. In addition, we believe that microarray technology has reached a crucial juncture, and that our unique technology has the potential to resolve critical issues, such as reducing complicated steps for sample preparation, that now retard the next phase of market evolution. Customer experience with OptArray slides confirms our beliefs about the nature of OptiChem’s superiority in bio-analytical assays such as gene arrays and protein arrays.

     On November 24, 2004, the Company signed an exclusive two year manufacturing and marketing license with SCHOTT Jenaer Glas GmbH of Jena, Germany (“SCHOTT”). SCHOTT is a leading glass manufacturer in Europe. SCHOTT formed a division (Nexterion) in 2002 to enter the microarray market. Since then they have captured a share of the global microarray slide market selling several different formulas of coated slides. The license includes the global right to manufacturer and sell standard microarray slides using OptiChem amine-reactive coatings (Slide H).

     Under the license, Accelr8 supplied SCHOTT with products manufactured by Accelr8 until SCHOTT’s new production facility achieved its production validation requirements. SCHOTT obtained the right for a 2-year exclusive global manufacturing and marketing license for OptiChem-coated microarraying products, and the option for a 1-year extension. Accelr8 was SCHOTT’s sole supplier of permeable hydrogel coatings for microarraying slides during the term of the Supply Agreement. Accelr8 also provided training to facilitate the transition to the new SCHOTT manufacturing facility. SCHOTT has elected to exercise its right for non-exclusive Slide H production through November 23, 2007.

     On June 2, 2005 the Company signed a second supply agreement with SCHOTT for OptiChem-streptavidin coated microarraying slides (Slide HS). Accelr8 had been manufacturing the streptavidin slides for SCHOTT since October 2004. Under the second agreement Accelr8 extended production through December 2005. SCHOTT also had a right during 2005 to enter into negotiations for an exclusive manufacturing and distribution license, similar to the Slide H agreement signed November 24, 2004. On September 27, 2005, SCHOTT also provided written notification with the Amended Supply Agreement that it intended to exercise its exclusive right to negotiate an exclusive license for the application of the Company’s OptiChem Streptavidin coated microarrying slides. During fiscal year 2006 no agreement was reached for an exclusive license. However, SCHOTT did elect to exercise its right to non-exclusive production for Slide HS through December 31, 2006.

     During the fiscal year ended July 31, 2006 Accelr8 received revenues of $121,353 from SCHOTT (including royalty fees, consulting fees, training fees, and product sales).

     Going forward, we intend to continue to selectively pursue additional high-potential opportunities in the microarray market. We also believe that OptiChem coatings may have opportunities in microbial biofilm inhibition (as it applies to implanted medical devices), specimen collection devices, pharmaceutical packaging, and other areas that require exceptional anti-adsorptive surface coatings.

Competition

     If the production of the BACcelr8r is successful, it will enter a market segment whose constituent hospital laboratories now use automated bacterial culturing, identification, and antibiotic susceptibility testing systems. Leading suppliers of such systems include Becton Dickinson (NYSE: BDX), Dade Behring (NASDAQ: DADE), Trek Diagnostics (private), and bioMerieux (France). These products provide broad-based culturing and analysis of a wide variety of bacteria. In contrast, we intend to position the BACcelr8r and BACcel-1.0 as disease-specific analysis and monitoring systems for critically ill patients using a small and specific subset of bacterial pathogens.

     We believe that we will not need to displace installed culturing systems in order to sell the products. We have identified specific diseases for which there is an urgent clinical need for rapid detection. These diseases also result in major hospital costs that we believe can only be reduced, in the absence of effective prevention, by a product that performs as we intend the BACcelr8r to perform (results in eight hours or less).

     We believe that the rapid, augmented identification of the BACcel-1.0 product will compete with certain “rapid ID” tests now on the market. Some rely on standard culturing while others apply new technology, particularly gene analysis. Examples of companies that sell clinical products in the latter group include Becton Dickinson and AdvanDx (private). Applied Biosystems (NYSE: ABI) sells genetic bacterial identification products for research applications.

     To date such methods only identify species, or identify a very limited gene set (typically a single type of genetic mechanism for each product). We intend the BACcel-1.0 to identify multiple species related to specific diagnostic categories and multiple major antibiotic resistance types to which they may belong, without culturing or strain isolation.

     Approximately 20 companies around the world sell activated slides for use in microarray printing. However, only a few of these produce high-performance products that we view as competing with OptiChem coated microarraying substrates.

     Although Corning (NYSE:GLW) commands market leadership in activated microarray slides, we do not compete directly with Corning. OptArray targets the emerging need for high performance microarraying slides whereas Corning and others produce lower-cost products primarily for first-generation DNA expression arraying. Other companies that have similar products include TeleChem International (private), Thermo Electron Corp (NYSE: TMO), and SCHOTT (Germany).

     General Electric (NYSE: GE) markets activated slides and manufactured microarrays under the CodeLink(tm) brand. The coating on CodeLink slides is a hydrogel polymer that competes with OptiChem coated slides. However, we view GE as a potential customer and their supplier, SurModics Inc. (NASDAQ: SRDX), as a competitor in surface coatings.

Accelr8’s Business Models

     We intend to offer licenses to assay and instrumentation manufacturers. We intend to offer such licenses in return for an up-front licensing fee plus a royalty on the net sales price for finished products that contain our licensed assets, subject to annual minimum royalties.

     Before we commit significant development effort to integrate our technologies into a customer’s products and processes, we intend to require the customer to fund our non-recurring development costs. This customary joint development phase should help us to preserve a portion of our cash assets and help to qualify the customer’s interest. However, there can be no assurance that we will enter into a joint development agreement with any of our customers.

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

Customers

     During the fiscal year ended July 31, 2006, total revenues were $212,701, of which $155,701 (73.2%) were OptiChem slide revenues and $57,000 were training and consulting fees. Of the total OptiChem slide revenues, $91,353 (58.67%) was to SCHOTT. We are still engaged in research and development with respect to the OptiChem and BACcelr8r technologies. We believe that the selling cycle (to a customer) for a product such as OptiChem will average about nine to twelve months, because of the need to integrate our products into the customer’s production processes.

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

Invited presentations at targeted companies by our own scientists or consultants.

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

     We believe that the “executive selling” process helps to assure that high-quality, effective information is presented directly to individuals who have decision making authority or who have strong influence over decisions to adopt novel technologies in their business’s product development programs.

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

     We have identified secondary sources for all materials used in OptiChem formulation, and have qualified multiple sources for the most critical constituents.

     We conduct an aggressive research and development program to expand our intellectual property portfolio and to adapt our licensable technologies to specific applications. Research and development programs include new physical coating methods for production of different substrate formats, additional methods for linking coatings to base materials, and additional functionalization for new applications. During the years ended July 31, 2006 and 2005, we spent approximately $2,155,988 and $1,304,888, respectively, on research and development activities.

     Instrumentation development requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, and machined mechanical components. In all applicable cases, we will own the production tooling and believe that we will be able to qualify secondary sources. We plan to maintain inventory levels sufficient to bridge second-source response times and include an adequate safety factor.

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

     We also are developing custom antibodies for species identification and other assays. Commercial antibody sources do not exist for some of the species contained in our panels. In other cases commercial sources cannot provide antibodies that meet our criteria for performance or production. Management believes that custom antibodies derived from this development program will add significant asset value and competitive advantages. In this program we own the antibodies and any intellectual property that may emerge as a result of the contracts.

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

     Accelr8’s first patent on the OptiChem technology, U.S. Patent No. 6,844,028 titled “Functional Surface Coating” was issued on January 18, 2005. The patent specification covers the core OptiChem technology. On June 27, 2006, the United States Patent Office issued Patent No. 7,067,194 which awarded the Company a patent for devices that use OptiChem coatings. Additional OptiChem United States and international patent filings are in prosecution.

     Accelr8 broadened the scope of its instrument patent claims by filing additional provisional patent applications during the 2006 fiscal year. Management believes that these filings address many of the core concepts of QM and include additional instrumentation and specimen preparation inventions related to the BACcelr8r system.

     There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future products. We cannot assure that licenses would be available if any of our technology was successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance the Company’s products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in a significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

     The Company has secured or established trademarks for:

BACcel™; BACcelr8r™; OptArray™; OptiChem®; OptiPlate™; QuanDx™; YoDx™; and Quantum MicrobiologyTM.

Employees and Consultants

     We have 13 full-time employees and contracts with five consultants. We have not entered into any collective bargaining agreements.

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

     Need To Develop Market For Products.     We have received only nominal revenue from sales based on products using the new OptiChem technology. Our competitors manufacture and market products that are similar to ours. Our principal competitors and the areas in which they compete with us are described more fully in “Competition.” While we have received nominal revenues from sales, there is no assurance that we will be successful in marketing our products or will receive additional revenues in the future. Further, we have experienced losses from operations and negative cash flow that is likely to continue unless we are able to complete the development of the BACcel and BACcelr8r and sell them into the marketplace. If we continue to experience losses from operations and negative cash flow as we have in the past, the price of our Common Stock may be adversely affected.

     Our Success Depends Partly On Our Ability To Successfully Introduce New Products.      In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce new products, including but not limited to the BACcel and BACcelr8r into the marketplace in a timely manner. Our technology requires significant knowledge and experience in biochemistry. In addition, we must continue to develop new applications for our existing technologies. Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies are superior to other technologies and products that are currently available or may become available in the future.

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

     Our Products Could Infringe On The Intellectual Property Rights Of Others.      Due to the significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by entities operating in the industry in which we operate, we believe that there is a significant risk of litigation arising from infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us or our licensees. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe on a third party’s proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to us and divert the efforts of our technical and management personnel.

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

     Third Parties May Seek To Challenge, Invalidate Or Circumvent Issued Patents Owned By Or Licensed To Us Or Claim That Our Products And Operations Infringe Their Patent Or Other Intellectual Property Rights.      In addition to our patents, we possess an array of unpatented proprietary technology and know-how. The measures that we employ to protect this technology and these rights may not be adequate. Moreover, in some cases, the licensor can terminate a license or convert it to a non-exclusive arrangement if we fail to meet specified performance targets.

     We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties.      In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from manufacturing, using, importing or selling our products in the United States or abroad.

     Competition.      Many of our competitors have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods for materials that render our technologies and methodologies less competitive. Accordingly, if new competitors introduce new products that are more cost effective than our current and proposed technologies, we could experience poor sales, revenues and operating results.

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

     Control By Management.     At October 27, 2006, our officers and directors owned or controlled of record approximately 959,850 or 10.85% of the outstanding shares of our Common Stock. If they exercise all of the options that they currently hold, they will own 1,644,850 or 17.26% of the then outstanding shares of our Common Stock. Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company’s securities.

     Shares Eligible For Future Sale      As of July 31, 2006, we had reserved 1,500,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans. As of July 31, 2006, 599,000 options had been granted pursuant to the Qualified Plan with 12,500 of these options exercised, 179,000 options that expired, leaving 280,000 available for grant. Pursuant to the Non-Qualified Plan, 300,000 options have been granted with 75,000 of these options exercised and 50,000 options expired, leaving 50,000 available for grant. As of July 31, 2006, 377,500 options had been granted pursuant to the Omnibus Plan with none of these options exercised and 15,000 expired leaving 137,500 available for grant. As of October 15, 2006, there were 833,213 outstanding shares of our Common Stock, not held by our officers, directors that are restricted securities as that term is defined in Rule 144 under the Securities Act. Further, as of October 15, 2006, there were approximately 1,093,405 shares that are deemed restricted securities whose restrictions have lapsed and may be sold as unrestricted securities. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

     The 1,129,110 warrants exercised by Mr. Geimer were exercised at $0.24 per share on October 14, 1997 and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust, we will hold the shares in the trust, and carry them as treasury stock. The Rabbi Trust provides that upon Mr. Geimer’s death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 8 to the Financial Statements for further information. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

     The Loss Of Our Major Customers Could Significantly Reduce Our Revenue.      During the fiscal year ended July 31, 2006, total revenues from SCHOTT were $121,353 or 57.1% of revenues. During the fiscal year ended July 31, 2005, total revenues from SCHOTT were $394,045 or 78.5% of total revenues. There can be no assurance that revenue from SCHOTT or any customer will continue at their historical levels. Loss of SCHOTT or another one or more of our current clients could have a material adverse effect on our business, financial condition and results of operations. If we cannot broaden our customer base, we will continue to depend on a few clients for the majority of our revenue.

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

     We Have A Single Manufacturing and Research and Development Facility And We May Lose Revenue And Be Unable To Continue to Conduct our Research and Development and Product Development Activities If We Lose This Facility.      We manufacture all of the products we sell and conduct all of our research and development and product development activities in our existing facility in Denver, Colorado. If our production facility becomes incapable of manufacturing products for any reason, we would have no other means of manufacturing products incorporating our coating technologies until we were able to restore the manufacturing capability at our facility or develop an alternative manufacturing facility. Further, we may be unable to meet production requirements, we may lose revenue and we may not be able to maintain our relationships with our customers. If for any reason our research and development and product development activities could not be conducted at this facility, we would have no other location or means of conducting our research and development and product development activities. Although we carry business interruption insurance to cover lost revenue and profits in an amount we consider adequate, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing licensees resulting from our inability to produce products for them or our failure to conduct our research and development and product development activities.

     Our Results Of Operations Will Be Adversely Affected If We Fail To Realize The Full Value Of Our Intangible Assets.      As of July 31, 2006, our total assets included $3,712,286 of net intangible assets. Net intangible assets consist principally of costs associated with securing patent rights, trademark rights and technology licenses, net of accumulated amortization. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset. Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

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

     We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.      The BACcelr8r will integrate many of our component systems and processes. For the year ended July 31, 2006, we spent $2,155,988 on research and development expenses. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel and BACcelr8r. There can be no assurance that the BACcelr8r will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion.

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

     Our stock price has been volatile and may continue to be volatile; Dividend Policy.      The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in “Forward-looking Statements” and “Risk Factors.” The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions taken by investors from time to time in our stock. During the fiscal year ended July 31, 2006, the closing sale price for our common stock ranged from $3.33 to $2.01 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

     Colorado law and our Articles of Incorporation may protect our directors from certain types of lawsuits.      Colorado law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

     We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.       We have historically relied upon our cash assets to fund our operating losses and may continue to incur operating losses until we are able to complete the development of the BACcel and BACcelr8r and sell them into the marketplace. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

     We have the authority to issue up to 12,000,000, shares of Common Stock (of which, as of October 17, 2006, 9,971,210 shares were outstanding) and to issue options and warrants to purchase shares of our Common Stock. Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock.

Glossary

Antibody: a specialized protein (immunoglobulin) produced by the immune response that binds to a particular molecular surface that has previously been presented to certain cells in the organism’s blood. The end-product of the “humoral” component of the immune response. Key component of immunoassays detecting as the analyte-specific detection agent.

Antigen: the material used to stimulate immune antibody production in an organism.

Assay, Qualitative: a chemical test in which the result is expressed as the presence or absence of an analyte. Also referred to as "detection," as opposed to measuring the amount of material.

Assay, Quantitative: a test in which the result is expressed as the quantity of analyte in a sample. Quantitative assays may be used to determine whether the amount of analyte is above or below a “cut-point” that distinguishes an acceptable level of the analyte, such as a food pathogen, from an unacceptable level.

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

Nucleic Acid: DNA (deoxyribo-nucleic acid) or RNA (ribo-nucleic acid). Polymeric chains of nucleotides whose particular sequence constitutes an organism’s genetic code (DNA and genomic RNA) or that participate in the biosynthesis of new protein molecules (other types of RNA such as messenger RNA, transfer RNA, and ribosomal RNA).

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

Item 2.       Description of Property.

     We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221. The monthly rent and utilities average $5200 per month.

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

PART II

Item 5. Market For Common Equity and Related Stockholder Matters

     From November 21, 2000 to October 8, 2003, the Company’s common stock traded on the NASDAQ Electronic Bulletin Board. On October 9, 2003, the Company’s common stock began trading on the American Stock Exchange under the trading symbol AXK.

     The table set forth below presents the range, of the high and the low sales price per share of Common Stock for the past two years on a quarterly basis.

Quarter Ended	High	Low

Fiscal 2006
October 31, 2005	$ 3.33	$ 2.94
January 31, 2006	$ 3.30	$ 2.70
April 30, 2006	$ 3.25	$ 2.75
July 31, 2006	$ 3.15	$ 2.01

Fiscal 2005
October 31, 2004	$ 3.40	$ 2.30
January 31, 2005	$ 3.35	$ 1.99
April 30, 2005	$ 2.45	$ 1.97
July 31, 2005	$ 2.35	$ 2.00

     The closing price for our Common Stock on October 27, 2006 was $2.36. On October 15, 2006, the Company had approximately 338 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. The Company believes that there are approximately 1,652 beneficial owners of its Common Stock.

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

Item 6.      Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On January 18, 2001, Accelr8 purchased the OpTest technology assets from DDx and commenced investment in development and optimization of OpTest’s surface chemistry (OptiChem) and quantitative instrument (QuanDx). Our proprietary surface chemistry and its quantitative instruments support rapid assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. The Company sells advanced microarray slides coated with its proprietary OptiChem activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. This property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

     On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the “License Agreement”) with SCHOTT Jenaer Glas GmbH (“SCHOTT”).

     Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. An additional $15,000 in revenue was paid for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT agreed to pay Accelr8 a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed, $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year extension has been exercised by SCHOTT for non-exclusive manufacturing through November 2007.

     On June 2, 2005, we entered into a second supply agreement (the “Second Supply Agreement”) with SCHOTT Jenaer Glas GmbH (“SCHOTT”). Pursuant to the Second Supply Agreement, we supplied 5,000 OptArray Streptavidin coated microarrying slides (“Slide HS”) to SCHOTT on a non-exclusive basis at a price of $20.82 each for the first 1,000 slides and $17.15 for the remaining slides purchased under the Second Supply Agreement. The Second Supply Agreement with SCHOTT expired on December 31, 2005. We also granted an option to SCHOTT for a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. In return for this right, SCHOTT agreed to provide 7,500 glass substrates to Accelr8 at no charge. The value of the slides is $12,750 and has been recorded as option revenue. On September 27, 2005, SCHOTT exercised the worldwide non-exclusive right to make, use, sell, offer to sell, import and export 12,500 Slide HS from January 1, 2006 to December 31, 2006. In connection with the exercise of this right, SCHOTT paid the Company $15,000 for training on manufacturing of Slide HS and the Company will receive an 8% royalty of SCHOTT’s (or its affiliates) net sales of Slide HS. On September 27, 2005, SCHOTT provided notice that it intended to exercise its right to negotiate an exclusive license for the application of the Company’s OptiChem streptavidin coated microarrying slides. No agreement was reached during fiscal year 2006. However, SCHOTT did elect to exercise its right to non-exclusive production through December 31, 2006.

     For a complete description of the research and development we intend to perform during fiscal 2007, see “Item 1. Description of Business.” We also intend to begin BACcel-1.0 product design and development for in fiscal 2007. In addition, we expect to conduct further custom OptiChem coating development in projects funded by industrial customers.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2006 and 2005 and for each of the two years in the period ended July 31, 2006 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended July 31,
Statement of Operations Data:	2006	2005
	(In thousands, except per share data)
Total Revenue	213	209

Loss from operations	(3,031)	(2,091)

Weighted average shares outstanding	9,967,034	9,961,210

Basic and diluted net loss per share	$ (0.30)	$ (0.21)

Balance Sheet Data:	2006	2005

Working capital	$2,922	$ 5,634
Current assets	3,084	6,131
Current liabilities	162	497
Total assets	7,848	11,008
Total liabilities	1,109	1,340
Shareholders’ equity	6,739	9,668

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company’s Statements of Operations:

Fiscal year ended July 31,	2006	2005
Total revenues from operations	100%	100%
Research and development	(1014)	(259)
General and administrative	(390)	(185)
Amortization	(111)	(47)
Cost of sales	(20)	(31)
Marketing and sales	(35)	(12)
Depreciation	(37)	(14)

Net loss	(1425)%	(416)%

Changes in Results of Operations: Year ended July 31, 2006 compared to year ended July 31, 2005

     OptiChem slide revenues for the year ended July 31, 2006 were $155,701 as compared to $336,610 for the year ended July 31, 2005, resulting in a decrease of $180,909, or 53.7%. The decrease in OptiChem revenues was primarily due to a decrease in sales of slide H to SCHOTT.

     Consulting fees and training for the year ended July 31, 2006 were $57,000. These fees were the result of $30,000 in training to SCHOTT and $27,000 in consulting fees for OptiChem custom development. During the year ended July 31, 2005, consulting fees were $90,000, the result of License and Option fees that were not present during the year ended July 31, 2006.

     Research and development expenses for the year ended July 31, 2006, were $2,155,988 as compared to $1,304,888 during the year ended July 31, 2005, an increase of $851,101 or 65.2%. The major increase was due to an increase in BACcelr8r consulting fees paid to an outside engineering firm. The consulting fees were $1,143,550 during the year ended July 31, 2006 as compared to $533,541during the year ended July 31, 2005, an increase of $610,009 or 114.3% Another increase was due to laboratory supplies related to the BACcelr8r. The laboratory expense and supplies were $355,975 for the year ended July 31, 2006 as compared to $153,662 for the year ended July 31, 2005, an increase of $202,313 or 131.7%.

     General and administrative expenses for the year ended July 31, 2006 were $828,745 as compared to $933,183 during the year ended July 31, 2005, a decrease of $104,438 or 11.2%. The following summarizes the major components of the changes:

	2006	2005	Increase (Decrease)
Audit and Accounting	$ 37,170	$ 46,470	$ (9,300)
Consulting Fees	40,150	99,320	(59,170)
Corporate and Shareholder	51,023	74,159	(23,135)
Corporate Insurance	43,161	54,744	(11,583)
Deferred Compensation	86,169	101,332	(15,163)
Employee Benefits	103,821	115,048	(11,227)
Payroll Taxes	70,334	61,750	8,584
Salaries	319,227	286,452	32,775
Travel	13,105	13,006	99
Legal	30,078	37,086	(7,008)
Miscellaneous Other	34,507	43,816	(9,309)

	$828,745	$ 933,183	$(104,437)

     The decrease in audit and accounting was due to a change in auditors. The decrease in consulting fees of $59,170 was due to a decrease in fees paid to several consultants. Corporate and shareholder expenses were reduced by $23,135 because: (i) a nine month investor relations contract was fulfilled early in the fiscal year, and (ii) a public relations contract was converted to a per use basis. The decrease in Corporate Insurance was the result of a renewal of D&O insurance at a reduced rate through more competitive bidding. The change in deferred compensation was due to a market loss on related investments. Employee benefits were reduced by $11,227 during fiscal year ended July 31, 2006, because of a fewer full time employees. Payroll taxes and salaries expense increased due to several employee compensation increases. Legal fees decreased by $7,008 because $70,000 in legal fees were related to patent applications and filings relating to the BACcelr8r and were capitalized.

     The increase in amortization for the year ended July, 31 2006 was negligible.

     Cost of goods sold for the year ended July 31, 2006 were $41,604 compared to $155,508 during the year ended July 31, 2005, a decrease of $113,904 or 73.2%. This decrease was due to a decrease in sales. The cost of goods sold as a percentage of OptiChem revenues was 19.6% for the year ended July 31, 2006 as compared to 46.2% for the year ended July 31, 2005. This decrease is due to greater efficiency in production and decreased cost of materials.

     Marketing and sales expenses were $74,909 for the year ended July 31, 2006 as compared to $61,795 during the year ended July 31, 2005, an increase of $13,114 or 21.2%. The increase was due to a contract with a vendor to write an Executive Informational Overview (EIO)™ for Accelr8 Technology Corp.

     Depreciation for the year ended July 31, 2005 was $79,295 as compared to $70,075 during the year ended July 31, 2005 an increase of $9,220 or 13.2%. The increased depreciation was primarily the result of additional laboratory equipment being placed into service and depreciated.

     As a result of these factors, loss from operations for the year ended July 31, 2006 was $3,204,523 as compared to a loss of $2,258,947 for the year ended July 31, 2005, an increased loss of $945,576 or 41.9%.

     Interest and dividend income for the year ended July 31, 2006 was $181,243 as compared to $153,312 for the year ended July 31, 2005, an increase of $27,931 or 18.2%. The increase was due to an increased in interest earned on our cash balance because of increases in interest rates throughout the fiscal year.

     Unrealized loss on marketable securities held in the deferred compensation trust for the year ended July 31, 2006 was $15,671 as compared to an unrealized gain of $13,064 during the year ended July 31, 2005. The unrealized loss was a result of market fluctuations.

     Miscellaneous Other Expenses were $34,507 for the year ended July 31, 2006 as compared to $43,816 for the year ended July 31, 2005. A decrease of $9,309 or 21.2% was due to a decrease in office supplies expense and printing costs.

     As a result of these factors, net loss for the year ended July 31, 2006 was $3,030,621 as compared to $2,090,800 during the year ended July 31, 2005, an increased loss of $939,821 or 45%.

Capital Resources and Liquidity

     As of July 31, 2006, the Company had $3,004,336 in cash and cash equivalents, a decrease of $2,559,923 from $5,564,259 at July 31, 2005. The primary reasons for change in cash and cash equivalents were cash used for operating activities of $2,737,796 offset by $177,873 net cash provided in investing activities.

     During the fiscal year ended July 31, 2006, the Company’s current assets decreased to $3,084,175 from $6,130,614 and the Company’s liquidity during the same period, as measured by cash and cash equivalents, decreased by 54.0% from $5,564,259 to $3,004,336. The Company’s working capital decreased by 30.2% from $5,633,524 to $2,921,687 and shareholders’ equity decreased 30.9% from $9,668,340 to $6,678,785 as a result of an increased in accumulated deficit of $3,031,385.

     For the year ended July 31, 2006, we spent $2,155,988 on research and development expenses. As of the date of this annual report, we have only realized nominal revenues from the sale of our products. Notwithstanding our investments in research and development, there can be no assurance that the BACcelr8r or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. If we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. As of July 31, 2006, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twenty four months. If the company continues to expend its capital resources at the current rate in the research and development of the BACcelr8r, it may have to seek capital resources from other sources to meet its obligations in the future.

Capital Commitments

     As of July 31, 2006, the Company had one outstanding lease commitment in the amount of $64,344 through September 30, 2007 and an employment agreement with our Chairman and Chief Executive Officer which calls for the aggregate payments of approximately $340,000 over the next 18 months. See Note 12 to financial statements “Operating Leases” and “Employment Agreement.”

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R was encouraged, but not required. We adopted SFAS 123R on February 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

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

     The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future.

     As of July 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $25,896. For the year ended July 31, 2006, the Company recognized $18,765 in stock based compensation costs related to the issuance of options to employees under SFAS 123R. For the year ended July 31, 2006, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $67,836. This cost was calculated in accordance with SFAS No. 123R and is reflected in operating expenses.

     In August 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring, in general, retrospective application to prior periods’ financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.”

     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment to FASB Statement Nos. 133 and 140” (SFAS 155). This issuance is effective for fiscal year ends beginning after September 16, 2006. The Company does not expect the issuance to effect current reporting.

     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - and Amendment to FASB Stmt No. 140” (SFAS 156). This issuance is effective for fiscal year ends beginning after September 16, 2006. The Company does not expect the issuance to effect current reporting.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This issuance is effective for fiscal year ends beginning after November 15, 2007. The Company does not expect the issuance to effect current reporting.

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

Revenue Recognition

     We generate revenue as follows:

Consulting revenue is recognized as services are performed.

OptiChem revenue is recognized upon shipping of the product to the customer.

Deferred revenue represents amounts billed but not yet earned under consulting agreements.

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2006 and July 31, 2005, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

Intangible Assets

     We amortize our intangible assets over the period the asset is expected to contribute directly or indirectly to our future cash flows. We evaluate the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

     We review our intangible assets for impairment each reporting period as discussed below under “Impairment of long-lived and intangible assets.” An impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

Impairment of Long-Lived and Intangible Assets

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

significant underperformance relative to expected historical or projected future operating results;

significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

significant negative industry or economic trends;

significant decline in our stock price for a sustained period; and

our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Our judgments regarding the existence of impairment indicators are also based on legal factors, market conditions and expected future operational performance of related product lines of the identifiable intangible. Future events could cause us to conclude that impairment indicators exist and that our identifiable assets are impaired. Management believes that the amounts carried on our balance sheet are recoverable, and that our intangible assets are not impaired at this time. Management’s belief is based upon an independent valuation of our intangibles that was obtained from a third party valuation firm and management’s assessment of the fair value of our intangibles. Our intangibles constitute a significant portion of our assets, and as a result, any resulting impairment loss could have a material adverse impact on our financial condition and results of operations in the future. We also evaluate the remaining estimated useful lives of each asset each reporting period and determine whether events or circumstances require revised useful lives.

Research and Development

     Research and development expenses are expensed as incurred. Research and development expenses include salaries and related expenses associated with the development of our technology and include compensation paid to engineering personnel and fees to consultants.

Contractual Obligations

     The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2006.

Contractual Obligations(3)

Payments Due By Period

	Total	1 to 3 years	4 to 5 years	More than 5 years
Office and Laboratory	$ 64,344	$ 64,344	-0-	-0-
Lease Payments(1)
Thomas V. Geimer	$340,000	$340,000	-0-	-0-
Employment Contract(2)

(1)

Includes monthly deposits for taxes and assessments, landlord's liability insurance and common facilities charges. We have a three-year lease agreement that began on October 1, 2004 for our office and laboratory located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221.

(2)	Calculated as of July 31, 2006. Mr. Geimer’s employment agreement expires on December 31, 2007. See “Item 10–Executive Compensation.”
(3)	Excludes accounts payable and accrued liabilities.

Item 7.      Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 8A.      Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company’s management, including Thomas V. Geimer, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 31, 2006. Based on that evaluation, Mr. Geimer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the year ended July 31, 2006.

Item 8B.      Other Information.

     Not Applicable.

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

Directors, Executive Officers, and Key Employees and Key Consultants
Thomas V. Geimer	59	Secretary, Chief Executive Officer,
		Chief Financial Officer, Chairman of the Board
David C. Howson	63	President
Charles E. Gerretson (1)	60	Director
A. Alexander Arnold III (1)	65	Director
Michael J. Lochhead, Ph.D	41	Senior Scientist
Jeffrey D. Shafer, Ph.D	43	Senior Research Bio-Informatics Scientist
Steven W. Metzger	32	Senior Scientist
David W. Grainger, Ph.D	45	Chairman, Scientific Advisory Board, Consultant
David Goldberg, Ph.D	51	Consultant
Marin Kollef, MD	48	Consultant

__________

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

     Charles E. Gerretson was appointed a director of the Company on July 19, 2003. For the past 28 years, Mr. Gerretson has served as the President of Gerretson Realty, Inc., a Denver Colorado based real estate firm, which Mr. Gerretson founded. Mr. Gerretson received a Bachelor of Science degree in Business Administration from the University of Minnesota in 1968. Mr. Gerretson was formerly a CPA with Arthur Andersen and Company and currently heads the Company’s Audit Committee.

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

     Jeffrey D. Shafer Ph.D. has been a Senior Research Bio-Informatics Scientist since September 9, 2006. Dr Shafer was previously employed as a Senior Performance Analyst at Sun Microsystems from 2003-2006. At Sun Microsystems he developed and implemented application software to facilitate the collection, display and statistical analysis of storage array performance data, including configuration and sizing. Dr Shafer received a Bachelor of Arts and Science degree from the University of Colorado and a Ph.D in Theoretical Particle Physics from the University of Colorado in 1998.

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

     David Goldberg, Ph.D. has been a consultant to the Company since October 2002. Dr. Goldberg received his Doctorate in Biology from the California Institute of Technology. He did postdoctoral studies at Harvard and at the Molecular Biology Laboratory of the MRC, Cambridge. Dr. Goldberg has wide-ranging expertise in analytical systems and engineering as well as molecular biology. He is the inventor of the Company’s proprietary molecular capture methodology and has been an officer / founder of various startup technology companies that have focused on areas that apply to our business, i.e. vapor deposition sputtering and tunable thin film filter technologies.

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

Scientific Advisory Board

     The Company established a Scientific Advisory Board in 2003. Dr. David Grainger is Chairman and Dr. David Goldberg is a member.

Involvement in Certain Legal Proceedings

     During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) been found by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Mr. Arnold and Mr. Gerretson, the Company’s independent directors. The Compensation Committee did not meet during the last fiscal year. The Audit Committee held five meetings during the last fiscal year. The Audit Committee’s financial expert is Charles E. Gerretson.

Audit Committee Report

     The Audit Committee has reviewed and discussed with management the Company’s audited financial statements for the year ended July 31, 2006.

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

     Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company’s Annual Report on Form 10-KSB for the year ended July 31, 2006 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

A. Alexander Arnold III Charles E. Gerretson

Compliance With Section 16(a) of The Exchange Act

     Section 16(a) of the Exchange Act, generally requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities (“10% owners”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2006, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

Code of Ethics

            The Company has adopted a code of ethics for its principal executive officer and senior financial officers and a code of ethics and standards of conduct, that is applicable to all directors, officers and employees. Stockholders may request a free copy of these documents from:

Accelr8 Technology Corporation 7000 North Broadway, Building 3-307 Denver, Colorado 80221

Item 10. Executive Compensation

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company in the three fiscal years ended July 31, 2006, 2005, and 2004, of Thomas V. Geimer and David C. Howson, the Company’s most highly compensated executive officers.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year	Salary		Other		Other Annual Compensation	Securities Underlying Options
Thomas V. Geimer	2006	$165,000		$75,000	(1)	$ —	—
Chief Executive	2005	$165,000		$75,000	(1)	$ —	—
Officer and Chief	2004	$165,000		$75,000	(1)	$ —	—
Financial Officer

David C. Howson	2006	$120,000		—		$ —
President	2005	$120,000		—		$ —	300,000	(3)
	2004	$102,039	(2)	—		$ —	—

(1)	Represents deferred compensation for Mr. Geimer pursuant to the Company’s deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2006, 2005 and 2004.
(2)	Includes $66,500 paid to Mr. Howson as a consultant from August 1, 2003 to March, 2004.
(3)	Options at $2.57, of which 225,000 are vested and 75,000 are unvested.

Option/SAR Grants in Last Fiscal Year

     There were no options granted during the fiscal year ended July 31, 2006 to either Thomas V. Geimer or David C. Howson.

Option Values

The following table provides certain information concerning the fiscal year end value of unexercised options held by Mr. Geimer and Mr. Howson.

Aggregated Option Exercises in 2006 Fiscal Year
and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Fiscal Year End				Value of Unexercised In-the-Money Options Fiscal Year End(1)
			Exer- cisable		Unexer- cisable		Exer- cisable	Unexer- cisable
Thomas V. Geimer	0	0	300,000	(2)	0		$227,000	$0

David Howson	0	0	225,000	(3)	75,000	(3)	$0	$0

__________

(1)

Value calculated by determining the difference between the closing sales price on July 31, 2006, of $2.39 per share and the exercise price of the options. Fair market value was not discounted for restricted nature of any stock purchased on exercise of these options.

(2)	Includes 200,000 options exercisable at a price of $1.45 per share and 100,000 options exercisable at a price of $1.50 per share.
(3)	The options granted to Mr. Howson are exercisable at a price of $2.57 per share.

Employment Agreement

     Effective December 1, 2002, we entered into an employment agreement with our Chairman, Chief Executive Officer and Chief Financial Officer and Secretary, Mr. Thomas V. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination “with cause,” as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination “without cause,” as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer’s annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2006 would be $340,000. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

Compensation Pursuant to Plans

     Deferred Compensation Plan. In January 1996, we established a deferred compensation plan for our employees. Contributions to the plan are provided for under the employment agreement detailed above. For each of the fiscal years ended July 31, 2006 and 2005, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2006 was made on October 12, 2006.

     On October 14, 1997, Thomas V. Geimer exercised an aggregate of 1,140,000 warrants and options to acquire 1,140,000 shares of the Company’s Common Stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust, we will hold the shares in trust and carry the shares as held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer’s death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 14 to the Financial Statement for further information.

Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2006:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)

Equity Compensation	970,000	$ 2.06	467,500
Plans approved by
security holders

Equity Compensation	200,000	$ 2.25	N/A
Plans not approved by
security holders

Total	1,170,000		467,500

(1)

In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms as the Company’s Non-Qualified Stock Option Plan upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx™ technology or (b) a change in control of the Company prior to the expiration date of the options. As of October 15, 2006, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

The 1996 Stock Option Plans

     The Board of Directors of the Company has adopted an incentive stock option plan (the “Qualified Plan”) which provides for the grant of options to purchase an aggregate of not more than 700,000 shares of the Company’s Common Stock. The purpose of the Qualified Plan is to make options available to management and employees of the Company in order to provide them with a more direct stake in the future of the Company and to encourage them to remain with the Company. The Qualified Plan provides for the granting to management and employees of “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”).

     The Board of Directors of the Company has adopted a non-qualified stock option plan (the “Non-Qualified Plan”) which provides for the grant of options to purchase an aggregate of not more than 300,000 shares of the Company’s Common Stock. The purpose of the Non-Qualified Plan is to provide certain key consultants, independent contractors, technical advisors and directors of the Company with options in order to provide additional rewards and incentives for contributing to the success of the Company. These options are not incentive stock options within the meaning of Section 422 of the Code.

     The Qualified Plan and the Non-Qualified Plan (the “Stock Option Plans”) are administered by a committee (the “Committee”) appointed by the Board of Directors which determines the persons to be granted options under the Stock Option Plans and the number of shares subject to each option. No options granted under the Stock Option Plans are transferable by the optionee other than by will or the laws of descent and distribution and each option is exercisable, during the lifetime of the optionee, only by such optionee. Any options granted to an employee terminate 90 days after his ceasing to be an employee, except in limited circumstances, including death of the employee, and where the Committee deems it to be in the Company’s best interests not to terminate the options.

     The exercise price of all incentive stock options granted under the Qualified Plan must be equal to the fair market value of such shares on the date of grant as determined by the Committee, based on guidelines set forth in the Qualified Plan. The exercise price may be paid in cash or (if the Qualified Plan shall meet the requirements of rules adopted under the Exchange Act) in Common Stock or a combination of cash and Common Stock. The term of each option and the manner in which it may be exercised will be determined by the Committee, subject to the requirement that no option may be exercisable more than 10 years after the date of grant. With respect to an incentive stock option granted to a participant who owns more than 10% of the voting rights of the Company’s outstanding capital stock on the date of grant, the exercise price of the option must be at least equal to 110% of the fair market value on the date of grant and the option may not be exercisable more than five years after the date of grant.

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

     As of July 31, 2006, 599,000 options had been granted pursuant to the Qualified Plan with 12,500 of these options exercised, 179,000 options that expired, leaving 280,000 available for grant and 300,000 options had been granted pursuant to the Non-Qualified Plan with 75,000 of these options exercised, 50,000 options that expired and 50,000 available for grant.

2004 Omnibus Stock Option Plan

     On December 14, 2004, the shareholders approved the Company’s 2004 Omnibus Stock Option Plan (the “Omnibus Plan”). The Omnibus Plan authorizes the issuance of up to five hundred thousand (500,000) shares of the Company’s Common Stock. The purpose of the Omnibus Plan is to promote the growth of the Company by permitting the Company to grant options (“Options”) to purchase shares of its Common Stock, to attract and retain the best available personnel for positions of substantial responsibility and to provide certain key employees, independent contractors, consultants, technical advisors and directors of the Company with a more direct stake in the future of the Company and provide an additional incentive to contribute to the success of the Company.

     The Omnibus Plan is administered by the Compensation Committee of the Board or any committee of the Board performing similar functions, as appointed from time to time by the Board (the “Omnibus Committee”). Pursuant to the terms of the Omnibus Plan, the Omnibus Committee may grant either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”) or nonqualified stock options, provided that incentive stock options may not be granted to independent contractors and consultants. The exercise price of all incentive stock options granted under the Omnibus Plan must be equal to the fair market value of such shares on the date of grant as determined by the Omnibus Committee, based on guidelines set forth in the Omnibus Plan. The exercise price of nonqualified stock options granted under the Omnibus Plan shall be not less than 50% of the fair market value of a share on the date of grant of such Option. The Omnibus Committee may grant on behalf of the Company, Options to purchase shares of the Company’s Common Stock to any key employee, independent contractor, consultant, technical advisor or director.

     As of July 31, 2006, 377,500 options had been granted pursuant to the Omnibus Plan with none of these options exercised and 15,000 expired leaving 137,500 available for grant.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 15, 2006 by (i) each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock; (ii) each of the Company’s executive officers and directors; and (iii) all executive officers and directors as a group. The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Further, Mr. Geimer does not have voting power over the shares that are held in the Rabbi Trust. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole dispositve power with respect to the shares shown.

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number	Percent
Thomas V. Geimer (1)	348,700	3.81%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

A. Alexander Arnold III(2)	868,000	9.73%
845 Third Ave., 6th Floor
New York, NY 10021

Charles E. Gerretson(3)	128,150	1.45%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

David Howson(4)	300,000	3.28%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Executive Officers and Directors	1,644,850	17.26%
as a Group (4 persons)

(1)

Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 9 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options. Includes 400 shares held in brokerage accounts for Mr. Geimer’s children, in which Mr. Geimer has the power and authority to dispose of the shares held by these accounts.

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

(4)

Includes 300,000 shares, which may be purchased by Mr. Howson upon exercise of options which options expire on March 15, 2015, of which 75,000 stock options shall vest if and only if prior to the expiration date of the Options, the Company closes on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company’s shareholders receive aggregate consideration at closing equal to or greater than $250,000,000.

Item 12.      Certain Relationships and Related Transactions

     During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2005, the Board of Directors had authorized deferred compensation totaling $825,000 since fiscal year 1996 to Mr. Geimer of which $750,000 had been funded. The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation was funded on October 12, 2006.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 2006, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13.      Exhibits and Reports on Form 8-K

(a)    Exhibits

14.1	Code of Ethics for Accelr8’s principal executive officer and senior financial officers

14.2	Code of Ethics and Standards of Conduct

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Financial Statements

     The following financial statements of the Company are included in Item 7:

     Report of Independent Registered Public Accounting Firm– Comiskey & Company, P.C.
     Balance Sheets as of July 31, 2006 and 2005
     Statements of Operations for the years ended July 31, 2006 and 2005
     Statements of Stockholders’ Equity for the years ended July 31, 2006 and 2005
     Statements of Cash Flows for the years ended July 31, 2006 and 2005 Notes to Financial Statements

Item 14.      Principal Accountant Fees and Services

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the audit of the Company’s annual consolidated financial statements for the years ended July 31, 2006 and 2005, including the reviews of the unaudited interim financial statements of the Company’s Form 10-QSBs was approximately $37,000 and $32,000, respectively.

Tax Fees

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal years ended July 31, 2006 and 2005 (“Tax Fees”) was $0 and $0, respectively.

All other Fees

     Comiskey & Company, P.C. did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2006 and 2005.

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

     None of the hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time permanent employees.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELR8 TECHNOLOGY CORPORATION

Date: October 30, 2006

By: /s/ David C. Howson David C. Howson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 30, 2006

By: /s/ Thomas V. Geimer Thomas V. Geimer, Chairman, Secretary, Chief Executive Officer and Chief Financial Officer

Date: October 30, 2006

By: /s/ David Loftus David Loftus, Principal Accounting Officer

Date: October 30, 2006

By: /s/ A. Alexander Arnold III A. Alexander Arnold III, Director

Date: October 30, 2006

By: /s/ Charles E. Gerretson Charles E. Gerretson, Director

ACCELR8 TECHNOLOGY CORPORATION

FINANCIAL STATEMENTS

JULY 31, 2006 and 2005

ACCELR8 TECHNOLOGY CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2006 and 2005, and the related statements of operations, shareholders’ equity and cash flows for the years ended July 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2006 and 2005, and the results of its operations and changes in its cash flows for the years ended July 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado
September 22, 2006

/s/ COMISKEY & COMPANY PROFESSIONAL CORPORATION

ACCELR8 TECHNOLOGY CORPORATION
BALANCE SHEETS
JULY 31, 2006 and 2005

ASSETS

	2006	2005
Current assets:
Cash and cash equivalents	3,004,336	5,564,259
Trade accounts receivable	10,852	44,347
Inventory (Note 3)	25,887	27,244
Prepaid expenses and other current assets (Note 4)	43,100	228,097
Note receivable (Notes 11)	—	266,667

Total current assets	3,084,175	6,130,614

Property and equipment, net (Note 5)	180,347	230,847
Investments, net (Note 12)	871,415	767,637
Intellectual property, net (Note 6)	3,712,286	3,878,969

Total assets	7,848,223	11,008,067

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	71,570	153,408
Accrued compensation and other liabilities	31,389	278,682
Deferred revenue (Note 13)	59,529	65,000

Total current liabilities	162,488	497,090

Long-term liabilities:
Deferred compensation	946,415	842,637

Total liabilities	1,108,903	1,339,727

Shareholders' equity (Notes 8):
Common stock, no par value; 12,000,000(2006) and
11,000,000(2005) shares, respectively, authorized;
9,971,210(2006) and 9,961,210(2005) shares issued and
Outstanding	12,878,020	12,863,020
Contributed capital	570,150	483,549
Accumulated (deficit)	(6,435,250)	(3,404,629)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)

Total shareholders' equity	6,739,320	9,668,340

Total liabilities and shareholders' equity	7,848,223	11,008,067

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2006 and 2005

	2006	2005
Revenues (Note 7 and 10):
OptiChem™ revenue	155,701	336,610
Consulting Fees	57,000	90,000
License Fees	—	50,000
Option Fees	—	25,500

Total revenues	212,701	502,110

Cost of sales	41,604	155,508

Gross profit	171,097	346,602

Costs and expenses:
Research and development	2,155,988	1,304,888
General and administrative	828,745	933,183
Amortization (Note 6)	236,683	235,608
Depreciation	79,295	70,075
Marketing and sales	74,909	61,795

Total costs and expenses	3,375,620	2,605,549

(Loss) from operations	(3,204,523)	(2,258,947)

Other (expense) income:
Interest and dividend income	181,243	153,312
Unrealized holding gain (loss) on investments (Note 2)	(15,671)	13,064
Miscellaneous	8,330	1,771

Total other income	173,902	168,147

Net (loss)	(3,030,621)	(2,090,800)

Net loss per share:

Basic and diluted net (loss) per share	(0.30)	(0.21)

Weighted average shares outstanding	9,967,034	9,961,210

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Stock to be Issued	Contributed Capital	Retained Earnings (Accumulated Deficit)	Shares Held For Employee Benefit	Total Shareholder’s Equity
Balances, July 31, 2004	9,961,210	12,863,020	—	461,049	(1,313,829)	(273,600	11,736,640

Extension of Stock Option Expiration Dates				22,500			22,500

Net loss	—	—	—	—	(2,090,800)	—	(2,090,800)

Balances, July 31, 2005	9,961,210	12,863,020	—	483,549	(3,404,629)	(273,600)	9,668,340

Exercise of options	10,000	15,000		—			15,000
Extension of Stock Option Expiration Dates				67,836			67,836

Stock option expense under SFAS 123R				18,765			18,765

Net loss	—	—	—	—	(3,030,621)	—	(3,030,621)

Balances, July 31, 2006	9,971,210	12,878,020		570,150	(6,435,250)	(273,600)	6,739,320

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2006 and 2005

	2006	2005
Cash flows from operating activities
Net loss	(3,030,621)	(2,090,800)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	79,295	70,075
Amortization	236,683	235,609
Fair value of stock options
granted for services	86,601	22,500
Unrealized (gain) loss on investments	15,671	(26,332)
Realized (gain) loss on sale of investments, interest and
dividends reinvested	(17,608)	—
(Increase) decrease in assets:
Accounts receivable	33,495	(28,399)
Other accounts receivable	—	50,000
Inventory	1,357	3,043
Prepaid expense and other	184,997	(194,125)

Increase (decrease) in liabilities:
Accounts payable	(81,840)	56,564
Accrued liabilities	(247,293)	231,889
Deferred revenue	(5,471)	5,000
Deferred compensation	103,778	101,332

Net cash (used in) operating activities	(2,640,956)	(1,563,644)

Cash flows from investing activities:
Purchase of laboratory equipment	(28,794)	(84,189)
Cost of obtaining patents and trademarks	(70,000)	(43,746)
Contribution to deferred compensation trust	(101,840)	(75,000)
Issuance of common stock	15,000	—
Receipt of note payment	266,667	133,333

Net cash provided by (used in) investing activities	81,033	(69,602)

Cash provided (used) by discontinued operations	—	(35,925)

Increase (decrease) in cash and cash equivalents	(2,559,923)	(1,669,171)

Beginning balance:	5,564,259	7,233,430

Ending balance:	3,004,336	5,564,259

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND NATURE OF BUSINESS

We were incorporated on May 26, 1982, under the laws of the State of Colorado. Prior to the acquisition of the OpTest™ suite of technologies (“OpTest”), which occurred in January of 2001, Accelr8 Technology Corporation (“Accelr8” or the “Company”) was primarily a provider of software tools and consulting services. We provided software tools and consulting services for system modernization solutions for Digital Equipment Corporation (DEC), VMS legacy systems. We sold the assets related to the software business on July 30, 2004 to Transoft Group Ltd. See Notes 11 and 15.

On January 18, 2001, the Company acquired the OpTest suite of technologies from DDx, Inc. (“DDx”). The purchase of the assets of DDx provided the Company with a proprietary surface chemistry and quantitative instruments. The Company expects that its proprietary surface chemistry and quantitative instruments will support real-time analysis of medical diagnostic markers, pathogens, and bio-warfare agents.

Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. We have manufactured and marketed OptiChem® coated microarraying slides (“OptiChem”) for a variety of custom applications for specific customers. In November of 2004 we licensed the use of OptiChem (See Note 7).

During most of the fiscal year ended July 31, 2006, our primary focus shifted to development of a program to integrate our OptiChem® surface chemistry (“OptiChem”), QuanDx™ light-scattering quantitative assay instrumentation (“QuanDx”), and YoDx™ assay acceleration process (“YoDx”) into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcelr8r™ (“BACcelr8r”). We intend to customize our technologies to the specific requirements of large licensees as well as develop new rapid pathogen detection assays.

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

The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2006, the Company’s uninsured cash balance was approximately $2,904,336, however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States Federal agencies with approximate market value of 102% of the investment.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client’s financial position. The Company performs ongoing credit evaluations of its clients’ financial condition.

Estimated Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2006 and 2005.

The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents — The carrying amount approximates fair value. Investments — The carrying amount is based on quoted market prices plus cash. Other Long-Term Liabilities — The carrying amount approximates fair value. Cash and cash equivalents All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents.

Investments
The Company accounts for its investments in accordance FAS 115. All investments are recorded as trading and reported at fair value with unrealized gains and losses are reported with current earnings.

Inventory
Inventory is maintained by specific identification. Amounts of any particular inventory item are small and are used depending on particular characteristics.

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

Research and development
Research and development costs charged to operations for the years ended July 31, 2006 and 2005 were $2,155,988 and $1,304,888, respectively.

Intellectual property
Intellectual properties are amortized over the period the asset is expected to contribute directly or indirectly to the Company’s future cash flows. The Company evaluates the remaining useful life of each intellectual property that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Included in intellectual property are patents, trademarks and technology. Intellectual properties are amortized over their estimated useful lives of 20 years.

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

Revenue recognition

Consulting services:
Consulting revenue is recognized at the completion of the contract.

OptiChem Slides:
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

Deferred revenue:
Deferred revenue represents amounts billed but not yet earned under existing agreements.

Income taxes:
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

Earnings per share:
The Company follows SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The Company’s net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2006 and 2005, common stock options exercisable for 945,000 and 878,750 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years. In addition, at July 31, 2006 and July 31, 2005, 200,000 contingently issuable options were not included in loss per share. See Note 8.

Stock based compensation:
For the year ended July 31, 2005, the Company accounted for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounted for stock based compensation to non-employees in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FASB No. 123.”

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the year ended July 31, 2005: no dividend yield; risk free interest rate of 5.0%; expected life of 4 years; and expected volatility of 59%. The weighted average fair value of options granted in fiscal 2004 was $2.59. The weighted average remaining contractual life of options outstanding at July 31, 2005 was 5.7 years.

As of February 1, 2006, the Company applies SFAS No. 123R in valuing all options granted using the Black-Scholes option-pricing model. (See Note 8) The fair value is recorded as consulting expense as the vesting period lapses. Options granted for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. See “Recent Accounting Pronouncements” for additional discussion.

The following weighted-average assumptions were used for grants for the year ended July 31, 2006: no dividend yield; risk free interest rate between 3.27 and 5.0%; expected life between 2 and 4 years; and expected volatility between 47 and 59% The weighted average fair value of options granted in fiscal 2005 was $3.06. The weighted average remaining contractual life of options outstanding at July 31, 2006 was 5.0 years. The expected forfeiture rate used was 37%.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123:

	Year Ended July 31, 2006	Year Ended July 31, 2005
Net loss - as reported	$ (3,030,621)	$ (2,090,800)
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards	(0)	(574,894)

Pro forma net loss	$ (3,030,621)	$ (2,665,694)

Earnings per share:
Basic and diluted - as reported	$ (.30)	$ (.21)

Basic and diluted - pro forma	$ (.30)	$ (.27)

Comprehensive income (loss):
The Company follows SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

Recent accounting pronouncements:In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after December 15, 2005. Early application of SFAS 123R was encouraged, but not required. We adopted SFAS 123R on February 1, 2006 using the modified prospective application method described in the statement. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

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

The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future.

As of July 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $25,896. For the year ended July 31, 2006, the Company recognized $18,765 in stock based compensation costs related to the issuance of options to employees under SFAS 123R. For the year ended July 31, 2006, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $67,836. This cost was calculated in accordance with SFAS No. 123R and is reflected in operating expenses.

In August 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, requiring, in general, retrospective application to prior periods’ financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.”

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment to FASB Statement Nos. 133 and 140” (SFAS 155). This issuance is effective for fiscal year ends beginning after September 16, 2006. The Company does not expect the issuance to effect current reporting.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – and Amendment to FASB Stmt No. 140" (SFAS 156). This issuance is effective for fiscal year ends beginning after September 16, 2006. The Company does not expect the issuance to effect current reporting.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This issuance is effective for fiscal year ends beginning after November 15, 2007. The Company does not expect the issuance to effect current reporting.

NOTE 3 INVENTORY

The Company purchases raw materials (custom chemicals and glass substrates) for producing OptiChem coated slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory as of July 31, 2006 and July 31, 2005 as slides currently are made for specific orders and shipped as produced.

NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets for the year ended July 31, 2006 were $43,100 as compared to $228,097 for the year ended July 31, 2005. The major difference was a deposit in the amount of $200,000 for an engineering services contract signed on July 8, 2005. For the year ended July 31, 2006, $20,504 of the $200,000 deposit remained and was included in prepaid expenses and other current assets.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at July 31:	2006	2005

Computer equipment	$ 21,102	$ 4,960
Laboratory and scientific equipment	394,175	383,722
Furniture and fixtures	16,601	14,401

Total property and equipment	431,878	403,083
Accumulated depreciation	(251,531)	(172,236)

Net property and equipment	$ 180,347	$ 230,847

Depreciation expense for the years ended July 31, 2006 and 2005 was $79,295 and $70,075, respectively.

NOTE 6 INTELLECTUAL PROPERTY

Intellectual property consisted of the following at July 31:	2006	2005

OptiChem technologies	$ 4,454,538	$ 4,454,538
Patents	293,991	223,991
Trademarks	49,019	49,019

	4,797,548	4,727,548
Accumulated amortization	(1,085,262)	(848,579)

	$ 3,712,286	$ 3,878,969

Future amortization expense for the intangible assets is estimated as follows:

Years Ending July 31,

2007	236,000
2008	236,000
2009	236,000
2010	236,000
Thereafter	2,768,286

Total future amortization	$3,712,286

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem™ Technologies. Amortization expense was $236,683 and $235,608, respectively, for the years ended July 31, 2006 and 2005. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. As of July 31, 2006 and 2005, management believes there was no impairment of the Company’s long-lived assets.

NOTE 7. LICENSE AND SUPPLY AGREEMENTS

On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the “License Agreement”) with SCHOTT Jenaer Glas GmbH (“SCHOTT”). The Company also entered into a supply agreement (the “Supply Agreement”) with SCHOTT for OptiChem coated amine-reactive slides manufactured by the Company.

Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. An additional $15,000 in deferred revenue was recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. If the total net sales during the initial 2-year term equal or exceed $1,125,000, then the total royalty payable by SCHOTT for the initial term shall be a flat fee of $90,000. An optional 1-year non-exclusive license extension to market and manufacture Slide H was exercised by SCHOTT on 9/27/06.

The Second Supply Agreement for Slide HS with SCHOTT expired on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. SCHOTT exercised this right and paid the Company $15,000 for training on manufacturing of Slide HS. In addition, for this right, SCHOTT provided 7,500 glass substrates to the Company at no charge. The slides were valued at $12,750 and that amount was recorded as option fees.

The Company also granted SCHOTT the right to negotiate an exclusive right for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides. Schott formally initiated negotiations on October 1, 2005 and did not reach an agreement by July 31, 2006.

Deferred revenues of $50,000 in prepaid royalties and $15,000 for training were paid, but not realized at July 31, 2005. For the year ended July 31, 2006, $22,475 of royalties and $30,000 for training and consulting was realized from the license and supply agreements with SCHOTT.

NOTE 8 SHAREHOLDERS’ EQUITY

Authorized Shares of Common Stock
On December 14, 2004 the Shareholders adopted an amendment to the Company’s Articles of Incorporation, as amended, to increase the number of authorized shares of the Company’s no par value common stock from 11,000,000 to 12,000,000.

Stock option plans
The Company has option agreements with key executives and two stock-based compensation plans, which are discussed below:

Option and warrant agreement with key executive
In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chief Executive Officer (“Executive Options and Warrants”) were exercised and placed into a “Rabbi” Trust as discussed in Note 12. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman’s employment over a ten-year period after such occurrence, unless the Board of Directors determines otherwise.

In accordance with generally accepted accounting principles, the Company has included the assets and liabilities of the “Rabbi” Trust in its financial statements, and the shares of the Company’s common stock held by the “Rabbi” Trust have been treated as treasury stock for financial reporting purposes and have no voting rights. (See Note 14)

Qualified stock option plan
The Company has reserved 700,000 shares of its authorized but unissued common stock for stock options to be granted to officers and employees of the Company under its Incentive Stock Option Plan (the “Incentive Plan”). The exercise price of each option, which has a maximum ten-year life, is established by the Company’s compensation committee on the date of grant. For the year ended July 31, 2005, $15,000 was charged to compensation expense for the extension of certain option expiration dates. For the year ended July 31, 2006, no stock option expense was charged to employee benefits according to SAFS123.

As of July 31, 2006, 599,000 options had been granted pursuant to the Qualified Plan. Of these options, 12,500 were exercised and 179,000 were expired leaving 280,000 available for grant.

Non-qualified stock option plan
The Company has reserved 300,000 shares of its authorized but unissued common stock for stock options to be granted to independent contractors, technical advisors and directors of the Company under its Non-Qualified Stock Option Plan (the “Non-Qualified Plan”). The exercise price of each option, which has a maximum ten-year life, is established by the Company’s compensation committee on the date of grant. On May 7, 2002, the Company issued options to purchase 100,000 shares of its common stock to consultants for services to be provided at exercise prices of $2.25 per share. The consultant options vest 50% after one year and 50% after two years and renew two years after vesting provided the consultant is still retained. The fair value of these options is measured each reporting period until vested. There was $7,500 charged for compensation expense in the year ended July 31, 2005 for certain options related to the extension of expiration dates. During fiscal year ended July 31, 2006, $0 was expensed to employee benefits/compensation expense for stock options granted during the year.

As of July 31, 2006, 300,000 options had been granted pursuant to the Non-Qualified Plan with 75,000 of these options exercised and 50,000 expired leaving 50,000 available for grant.

Omnibus Stock Option Plan
On December 14, 2004 the Shareholders approved an Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company.

As of July 31, 2006, 377,500 options had been granted pursuant to the Omnibus Plan with none of these options exercised and 15,000 expired, leaving 137,500 available for grant.

Contingent options
In connection with the purchase of the YoDx technology discussed above, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of July 31, 2006, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

Accounting for employee based option plans
For the year ended July 31, 2005, the Company accounted for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounted for stock based compensation to non-employees in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FASB No. 123.”

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the year ended July 31, 2005: no dividend yield; risk free interest rate of 5.0%; expected life of 4 years; and expected volatility of 59%. The weighted average fair value of options granted in fiscal 2004 was $2.59. The weighted average remaining contractual life of options outstanding at July 31, 2005 was 5.7 years.

As of February 1, 2006, the Company applies SFAS No. 123R in valuing all options granted using the Black-Scholes option-pricing model. (See Note 8) The fair value is recorded as consulting expense as the vesting period lapses. Options granted for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested. See “Recent Accounting Pronouncements” for additional discussion.

The following weighted-average assumptions were used for grants for the year ended July 31, 2006: no dividend yield; risk free interest rate between 3.27 and 5.0%; expected life between 2 and 4 years; and expected volatility between 47 and 59% The weighted average fair value of options granted in fiscal 2005 was $3.06. The weighted average remaining contractual life of options outstanding at July 31, 2006 was 5.0 years.

The following table summarizes information on stock option activity for the Executive Options, the Omnibus Plan, the Qualified Plan and the Non-Qualified Plan, excluding the 225,000 contingent options.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Options outstanding, July 31, 2004	712,500	$1.45 - $3.25	$ 1.85

Options granted	322,500	2.10 - 3.10	$ 2.59

Options exercised	-0-

Options expired or cancelled	(65,000)	2.25 - 3.25	$ 2.46

Options outstanding, July 31, 2005	970,000	1.45 - 3.20	$ 2.06

Options granted	57,500	2.70 - 3.20	$ 2.80

Options exercised	(10,000)	1.5

Options expired or cancelled	(72,500)	2.25 - 3.20	$ 2.38

Options outstanding, July 31, 2006	945,000	$1.45 - $3.20	$ 2.08

As of July 31, 2006 and 2005, 821,250 and 878,750 options outstanding were currently exercisable and carried weighted average exercise prices of $2.00 and $2.00 respectively. The following table summarizes information about stock options outstanding and exercisable at July 31, 2006:

		Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$1.45 - $1.50	375,000	4.4	$ 1.47	375,000	$ 1.47

$2.10 - $2.25	202,500	1.4	$ 2.25	201,250	$ 2.25

$2.57 - $2.90	350,000	7.9	$ 2.60	242,500	$ 2.59

$3.00 - $3.20	17,500	3.0	$ 3.06	2,500	$ 3.10

$1.45 - $3.20	945,000	5.0	$ 2.08	821,250	$ 2.00

NOTE 9 INCOME TAXES

The following items comprise the Company’s net deferred tax assets (liabilities) as of July 31:

	2006	2005
Deferred tax assets:
Net operating loss	$ 2,830,000	$ 1,697,300
Deferred revenue	0	24,087
Depreciation and amortization	(75,000)	140,181
Stock options issued to consultants	45,000	45,023
General business credit	220,000	109,516
Contribution carryforward	4,000

Total	3,024,000	2,016,107
Less valuation allowance	(3,024,000)	(2,016,107)

Net deferred tax asset	$ —	$ —

As of July 31, 2006, a valuation allowance increase of $1,008,000 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the years ended July 31, 2006 and 2005 as follows:

	2006	2005
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)	(34.0)
State income taxes, net of Federal tax benefit	(3.0)	(3.0)
General business credits and other	(3.8)	(3.8)
Valuation allowance	40.8	40.8

Effective tax rate (benefit)	- %	- %

The Company has unused net operating loss carry forward of approximately $7,600,000 and general business credits of approximately $220,000 that are available to offset future income taxes. The net operating loss will expire beginning in 2013 and the general business tax credits expire from 2007 through 2024.

NOTE 10 MAJOR CUSTOMERS AND FOREIGN REVENUE

For the years ending July 31, 2006 and 2005, OptiChem revenues were $212,701 and $336,610 respectively. Of those amounts, revenues from one customer were $121,353 (57.1%) in the year ended July 31, 2006 and $318,545 (94.6%) for the year ended July 31, 2005. In fiscal 2006 the consulting revenues of $30,000 were all from one customer.

Foreign Revenues were as follows:

Foreign Revenues	2006	2005
OptiChem Revenues	$ 212,701	$ 318,545

License Fees	-0-	50,000

Option Fees	-0-	25,550

Total	$ 212,701	$ 394,095

NOTE 11 SALE OF SOFTWARE MIGRATION TOOLS

On July 30, 2004, the Company entered into an asset sale agreement and closed the transaction selling substantially all of the business assets of the software business for an aggregate purchase price of $500,000; payable $100,000, at the time of closing and a promissory note with principal payable in three equal annual installments of $133,333 beginning July 15, 2005. During fiscal year end July 31, 2006, the final note payment in the amount of $266,666 was paid on August 31, 2005.

NOTE 12 COMMITMENTS

Investments and deferred compensation arrangement
In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note. For each of the fiscal years ended July 31, 2006 and 2005, the Company contributed $75,000 to the plan which was accrued but unpaid by the Company at year end. On October 12, 2006, $75,000 was paid to the deferred compensation plan.

The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2006 and 2005. These assets, which based upon the Company’s intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

	2006	2005

Cost basis	$ 879,994	$ 760,545
Unrealized holding gain (loss)	(8,579)	7,092

Aggregate fair value	$ 871,415	$ 767,637

Deferred compensation related to the Rabbi Trust was $946,415 and $842,637 as of July 31, 2006 and 2005, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2006 and 2005 which was accrued but unpaid by the Company at year end. On October 12, 2006, $75,000 was paid to the deferred compensation plan.

Operating leases
The Company has renegotiated a three-year lease for its office and laboratory space with a term of October 1, 2004 through September 30, 2007. Total rent expense was approximately $57,791 and $57,862 in fiscal 2006 and 2005, respectively. Future minimum lease payments on the office and laboratory lease are as follows:

Year Ending July 31,	Premises Rent
2007	59,374
2008	4,970

$64,344

Employment agreement

Effective December 1, 2002, a new employment agreement with Thomas V. Geimer, CEO and CFO, was negotiated and approved by the Compensation Committee. The new agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer’s annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2006 would be $340,000. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

NOTE 13 DEFERRED REVENUE

Deferred revenue was $59,529 at year end July 31, 2006. Deferred revenue consists of prepaid royalty fees from SCHOTT in the amount of $29,332, prepaid technology license fees of $22,000 and 385 prepaid slides in the amount of $8,197.

NOTE 14 SUBSEQUENT EVENTS

All services and material requirements for the Feasibility Testing Agreement with Promega have been completed as of September 12, 2006, and no further work on the part of Accelr8 is required. Therefore, deferred revenue of $22,000 for prepaid technology license fees will be recognized in the first quarter of fiscal year 2007.