Form 10QSB
period 2006-10-31
ACCELR8 TECHNOLOGY CORP
filed 2006-12-15
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2006


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

          For the transition period from _____________ to _____________

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


                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


Number of shares outstanding of the issuer's Common Stock:

                Class                     Outstanding at December 1 , 2006
      --------------------------          --------------------------------

      Common Stock, no par value                    9,971,210

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Balance Sheets                                         3
                 October 31, 2006 (unaudited) and July 31, 2006

              Condensed Statements of Operations                               4
                 for the three months ended October 31, 2006 and 2005 (unaudited)

              Condensed Statements of Cash Flows                               5
                 for the three months ended October 31, 2006 and 2005 (unaudited)

              Notes to Unaudited Condensed Financial Statements                6

     Item 2.  Management's Discussion and Analysis of                         12
                 Financial Condition and Results of Operations

     Item 3.  Controls and Procedures                                         15


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                               16


     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16


     Item 3.  Defaults Upon Senior Securities                                 16


     Item 4.  Submission of Matters to a Vote of Security Holders             16


     Item 5.  Other Information                                               17


     Item 6.  Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                    18

CERTIFICATION OF OFFICERS


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                                Accelr8 Technology Corporation
                                   Condensed Balance Sheets

                                            ASSETS
                                                                   October 31,       July 31,
                                                                       2006            2006
                                                                   ------------    ------------
                                                                   (Unaudited)
Current assets:
     Cash and cash equivalents                                     $  2,536,684    $  3,004,336
     Accounts receivable                                                  8,725          10,852
     Inventory                                                           22,747          25,887
     Prepaid expenses and other current assets                           13,381          43,100
                                                                   ------------    ------------
         Total current assets                                         2,581,537       3,084,175

Property and equipment, net                                             161,965         180,347
Investments, net                                                        993,451         871,415
Intellectual property, net (Note 3)                                   3,652,241       3,712,286
                                                                   ------------    ------------
Total assets                                                       $  7,389,194    $  7,848,223
                                                                   ============    ============


                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $     92,609    $     71,570
     Accrued compensation and other liabilities                          51,886          31,389
     Deferred revenue                                                    25,047          59,529
                                                                   ------------    ------------
         Total current liabilities                                      169,542         162,488

Long-term liabilities:
     Deferred compensation                                            1,012,201         946,415
                                                                   ------------    ------------

         Total liabilities                                            1,181,743       1,108,903
                                                                   ------------    ------------
Commitments and Contingencies
Shareholders' equity
     Common stock, no par value; 12,000,000 shares
       authorized; 9,971,210  shares, issued and outstanding         12,878,020      12,878,020
     Contributed capital                                                577,611         570,150
     Accumulated deficit                                             (6,974,580)     (6,435,250)
     Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                                   ------------    ------------
         Total shareholders' equity                                   6,207,451       6,739,320
                                                                   ------------    ------------
Total liabilities and shareholders' equity                         $  7,389,194    $  7,848,223
                                                                   ============    ============


                   See accompanying notes to unaudited financial statements.


                            Accelr8 Technology Corporation
                          Condensed Statements of Operations
                 For the three months ended October 31, 2006 and 2005
                                      (Unaudited)


                                                                2006           2005
                                                            -----------    -----------
Revenues:
   OptiChem revenues                                        $    34,219    $    44,388
   Technical consulting revenues                                 22,000         42,000
                                                            -----------    -----------
       Total revenues                                            56,219         86,388
                                                            -----------    -----------

Costs and expenses:
   Research and development                                     319,371        572,911
   General and administrative                                   263,681        212,251
   Amortization (Note 3)                                         60,046         59,171
   Marketing and sales                                            3,440         28,479
   Depreciation                                                  18,382         19,031
   Cost of sales - OptiChem(TM)                                   8,580         13,892
                                                            -----------    -----------
     Total costs and expenses                                   673,500        905,735
                                                            -----------    -----------

Loss from operations                                           (617,281)      (819,347)
                                                            -----------    -----------

Other income (expense):
   Interest and dividend income                                  34,764         47,372
   Unrealized gain (loss) on investments                         43,187         (8,063)
   Other income                                                    --            8,000
                                                            -----------    -----------
     Total other income                                          77,951         47,309
                                                            -----------    -----------

Net (Loss)                                                  $  (539,330)   $  (772,038)
                                                            ===========    ===========

Net (loss) per share:
Basic and diluted net (loss) per share, basic and diluted   $      (.05)   $      (.08)
                                                            ===========    ===========

Weighted average shares outstanding                           9,971,210      9,971,210
                                                            ===========    ===========


               See accompanying notes to unaudited financial statements.


                            Accelr8 Technology Corporation
                          Condensed Statements Of Cash Flows
                 For the Three months Ended October 31, 2006 and 2005
                                      (Unaudited)

                                                                 2006           2005
                                                             -----------    -----------
Cash flows from operating activities:
     Net (loss)                                              $  (539,330)   $  (772,038)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                             18,382         19,031
         Amortization                                             60,046         59,170
         Fair value of stock options
           granted for services                                    7,461          2,550
         Unrealized holding (gain) loss on investments and
           reinvested earnings                                   (47,036)         2,713
         (Increase) decrease in assets:
           Accounts receivable                                     2,127         20,977
           Inventory                                               3,140           --
           Prepaid expense and other                              29,719          2,053
         Increase (decrease) in liabilities:
           Accounts payable                                       21,039         26,627
           Accrued liabilities                                    20,496       (209,693)
           Deferred revenue                                      (34,482)         7,000
           Deferred compensation                                  65,786         16,311
                                                             -----------    -----------
       Net cash used in operating activities                    (392,652)      (825,299)
                                                             -----------    -----------

Cash flows from investing activities:
     Receipt of note payment                                        --          266,667
     Issuance of Common Stock                                       --           15,000
     Purchases of equipment                                         --          (23,573)
     Contribution to deferred compensation trust                 (75,000)       (75,000)
                                                             -----------    -----------
       Net cash (used in) provided by investing activities       (75,000)       183,094
                                                             -----------    -----------


Decrease in cash and cash equivalents                           (467,652)      (642,205)

Beginning balance                                              3,004,336      5,564,259
                                                             -----------    -----------

Ending balance                                               $ 2,536,684    $ 4,922,054
                                                             ===========    ===========


               See accompanying notes to unaudited financial statements.

                                           5

                         Accelr8 Technology Corporation


Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2006, included in our annual report on Form 10-KSB as filed with the SEC.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2006 may not be indicative of the results of operations for the year ended July 31, 2007.

Reclassifications

Certain reclassifications have been made to the quarter end October 31, 2005 financial statements to conform to the quarter end October 31, 2006 financial statement presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

Note 2. Summary of Significant Accounting Policies

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

                         Accelr8 Technology Corporation


The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at October 31, 2006 and 2005. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

Consulting revenue is recognized at the completion of the contract.

OptiChem revenue is recognized when the Company ships the product.

Allowances on accounts receivable and notes receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for sales returns and allowances on a specific account basis.

                         Accelr8 Technology Corporation


Deferred revenue represents amounts billed but not yet earned under existing agreements.

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


Note 3. Intellectual Property

Intellectual property consisted of the following:

                                               October 31, 2006    July 31, 2006
                                               ----------------    -------------
OptiChem Technologies                             $ 4,454,538       $ 4,454,538
Patents                                               293,991           293,991
Trademarks                                             49,019            49,019
                                                  -----------       -----------
      Total intellectual property                   4,797,548         4,797,548
Accumulated amortization                           (1,145,307)       (1,085,262)
                                                  -----------       -----------
      Net intellectual property                   $ 3,652,241       $ 3,712,286
                                                  ===========       ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $60,046 and $59,170, respectively, for the three months ended October 31, 2006 and 2005.

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

Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, on December 20, 2004, of which $50,000 was credited against future royalties. During the 2-year term of the License Agreement SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. For the quarter ending October 31, 2006, $4,285 of Slide H royalties was realized from the License Agreement. As of October 31, 2006, total revenue received from SCHOTT for royalties was $24,953. An optional 1-year "non-exclusive" license extension to market and manufacture Slide H was exercised by SCHOTT on September 27, 2006 for the period November 24, 2006 thru November 23, 2007.

The Company also granted an option to SCHOTT for a non-exclusive right to manufacture and sell, up to 12,500 OptiChem coated (Streptavidin) glass slides (Slide HS), from January 1, 2006 to December 31, 2006. SCHOTT exercised this right and paid the Company $15,000 on January 27, 2005 for training on manufacturing of Slide HS. In addition, for this right, SCHOTT provided 7,500 glass substrates to the Company at no charge.

On October 30, 2006, SCHOTT confirmed their intention to enter into a non-exclusive license agreement for Slide HS for the time period of January 1, 2007 through December 31, 2008. The agreement is subject to fulfillment of both conditions that (i) SCHOTT and Accelr8 reach mutual agreement on all further details of such a license agreement and (ii) SCHOTT and Procognia, SCHOTT's major customer for slide HS, can agree on a purchase agreement for Slide HS to begin by January 1, 2007. Under the agreement SCHOTT intends to pay the Company $100,000 by December 15, 2006; of which $50,000 is a license fee and $50,000 is a prepayment of royalties. Also, SCHOTT intends to provide 7,500 glass substrates to the Company at no charge. The slides are valued at $14,250 and that amount will be recorded as consulting fees. The first shipment of 1,500 glass substrates was received by the Company on November 8, 2006. Due to the conditions set forth above, there can be no assurance that the Company and SCHOTT will enter into a definitive license agreement for Slide HS.

Feasibility Testing Agreement

Effective October 5, 2005, the Company and Promega Corporation ("Promega") entered into a Feasibility Testing Agreement (the "Agreement"). Pursuant to the Agreement, the Company focused on the development of a customized coating for a glass slide for a product owned by Promega. The Agreement required that the feasibility testing be divided into two phases. On October 21, 2005, Promega paid the Company $49,000 in return for Accelr8's performance under the Agreement. During fiscal year ended July 31, 2006, Phase I was completed and the Company recognized $27,000 in technology consulting fees. On September 12, 2006,

                         Accelr8 Technology Corporation


Promega and the Company determined that Phase II was successfully completed and the Company recognized technology consulting fees of $22,000 for the quarter ending October 31, 2006. The Company has no further obligation under the Agreement. The Company has granted a license exercise period to Promega to purchase a fully paid license for OptiChem through April 30, 2007.

Note 5. Employee Stock Based Compensation

Common Stock Options At October 31, 2006, there were 947,500 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between November 11, 2006 and March 16, 2015. For the three months ended October 31, 2006 and 2005, stock options exercisable into 947,500 and 960,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarter ended October 31, 2005, the Company accounted for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounted for stock based compensation to non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment to FASB No. 123." For the quarter ended October 31, 2005, there was no effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

For the quarter ended October 31, 2006, the company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the quarter ended October 31, 2006: no dividend yield; risk free interest rate of 5.0%; expected life of 3-4 years; and expected volatility of 52%. The weighted average remaining contractual life of options outstanding at October 31, 2006 was 4.76 years. The consulting expense related to stock options for the quarter ended October 31, 2006 was $7,461 as follows:

                         Accelr8 Technology Corporation


             New grants for quarter ended October 31, 2006   $  274
             Prior grants                                     7,187
                                                             ------
               Total                                         $7,461
                                                             ======


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

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other

                         Accelr8 Technology Corporation


factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including the risks in the section entitled "Risk Factors" its 10-KSB for the year ended July 31, 2006, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

We are developing the BACcelr8r(TM), a rapid pathogen analyzer, by integrating our proprietary technologies into an automated system. Proprietary technologies include OptiChem(R) surface coatings and assay processing methods. We have received patents or we have patent applications pending for the major technology components and systems.

The BACcelr8r project began with a number of innovative analytical biological concepts that had no direct precedent, even though based on familiar microbiological principles. However, these accepted principles had only been applied to cultures that contain hundreds of millions of bacteria descended from single organisms hand-selected as colonies grown from a patient specimen.

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

Our first laboratory BACcelr8r research model, Version 0.1, is used in our own internal research to investigate and characterize the biological principles that we believe confer advantages upon our analytical methods. We also developed functional specifications and product requirements for the first clinical version of the BACcelr8r. During development, we identified a product version that we believe will shorten the path to market. We call this system the "BACcel(TM)-1.0."

We plan the BACcel-1.0 to provide the same rapid (2-hour) bacterial quantitation and identification functions as the clinical BACcelr8r. However, we plan to augment the first reported identification with additional strain identification according to major antibiotic resistance categories. The purpose of this version is to narrow the drug choices for empiric therapy.

                         Accelr8 Technology Corporation


For example, the first report might state that some quantity of "Staph" is present. The second report might then state that all of the Staph fall into a major antibiotic resistance group known as "MRSA" (methicillin resistant Staph. aureus, sometimes referred to as "superbugs" in news reports). However the BACcel-1.0 would not report specific antibiotic resistance and susceptibility as would happen with the clinical BACcelr8r. Instead it would report the numbers of organisms that fall within major groups that are typically the most difficult to treat, and thus narrow the initial empiric therapy options to help improve the chances of initial success. The Company believes that with this information, the physician can rule out drugs that are likely to fail. The purpose is to indicate which drugs not to use for initial therapy.

We plan to include such major category identification for the most difficult major organism groups. Examples of such resistance groups include MRSA, major beta-lactamase producers in Enterobacteriaceae, and multi-drug resistant Pseudomonas and Acinetobacter.

In addition to the BACcelr8r project, we have developed and licensed to third parties OptiChem(TM) surface coatings for use in microarraying components. We have granted Schott Jenaer Glas GmbH ("SCHOTT"), which is a global leader in high-quality glass manufacturing, a two-year exclusive global license with an additional one-year option to manufacture and market OptiChem microarraying products. The current license includes the use of OptiChem on glass slides for gene and protein microarraying for Slide H. SCHOTT has exercised its right to a third year of non-exclusive production of Slide H commencing November 24, 2006. In addition to Slide H, SCHOTT has indicated its intention to enter into a second license agreement for the non-exclusive manufacturing to market of Slide HS, commencing January 1, 2007 and expiring December 31, 2008.

During the past quarter we have continued to refine the specifications and functional requirements of the BACcel-1.0 platform. We defined and began testing the specific analyses required in the BACcel-1.0 system. We have relied on the expertise of outside industry leaders and medical experts to guide our development strategy and product design.

Changes in Results of Operations: three months ended October 31, 2006 compared to three months ended October 31, 2005.

OptiChem revenues during the three month period ended October 31, 2006 were $34,219 as compared to $44,388 during the three month period ended October 31, 2005, a decrease of $10,169 or 22.9%. This decrease was the result of a decrease in slide sales to SCHOTT. OptiChem revenues for the three months ended October 31, 2006 were 60.9% of total revenues and 51.4% of total revenues for the three months ended October 31, 2005.

                         Accelr8 Technology Corporation


OptiChem royalty revenue from SCHOTT for the quarter ended October 31, 2006 was $4,285. There was no royalty revenue recognized during the quarter ended October 31, 2005.

Technical Consulting Fees during the three-month period ended October 31, 2006 were $22,000 as compared to $42,000 during the three-month period ended October 31, 2005. The Technical Consulting Fees for the three month period ended October 31, 2005, were the result of training provided to SCHOTT for the manufacture of Slide H and $27,000 from the Feasibility Testing Agreement with Promega. During quarter ended October 31, 2006, $22,000 was recognized from the completion of phase 2 of the Feasibility Testing Agreement with Promega.

Cost of sales for the three months ended October 31, 2006 was $8,580, which represented 25.1% of OptiChem revenue compared to $13,892 during the three months ended October 31, 2005, which represented 31.3% of OptiChem revenue. The decrease in the cost of sales expressed as a percentage of OptiChem revenue was the result of efficiencies in production which reduced manpower costs. Further, reduced costs of substrates and chemicals used in the formulation of OptiChem also contributed to the decrease.

Research and development expenses for the three months ended October 31, 2006 were $319,371 as compared to $572,911 during the three months ended October 31, 2005, a decrease of $253,540 or 44.3%. The decrease was due to decreased engineering and consulting fees related to the development of the BACcelr8r.

General and administrative expenses for the three months ended October 31, 2006 were $263,681 as compared to $212,251 during the three months ended October 31, 2005, an increase of $51,430 or 24.2%. The increase was primarily due an increases in deferred compensation which is directly related to interest and unrealized gains from investments. The unrealized gain on investments was $43,187 for the quarter ended October 31, 2006 as compared to an unrealized loss of $8,063 for the quarter ended October 31, 2005, an increase of $51,250. The change was the result of market fluctuations in the price of securities held in the deferred compensation trust.

The increase in amortization was negligible for the three months ended October 31, 2006 as compared to the three month period ended October 31, 2005.

Marketing and sales expenses for the three months ended October 31, 2006 were $3,440 as compared to $28,479 during the three months ended October 31, 2005, a decrease of $25,039 or 87.9%. The decrease was primarily due to completion of a contract for a market research report during the quarter ended October 31, 2005. There was no contract for the quarter ended October 31, 2006.

Depreciation for the three months ended October 31, 2006 was $18,382 as compared to $19,031 during the three months ended October 31, 2005, a decrease of $649 or 3.4%. This decrease resulted from the increased age of assets and related depreciation schedules.

                         Accelr8 Technology Corporation


As a result of these factors, loss from operations for the three months ended October 31, 2006 was $617,281 as compared to a loss of $819,347 during the three months ended October 31, 2005, a decreased loss of $202,066 or 24.7 %.

Interest income during the three months ended October 31, 2006 was $34,764 as compared to $47,372 during the three months ended October 31, 2005, a decrease of $12,608 or 26.6%. Interest income decreased as a result of a decreased cash balance earning interest.

As a result of these factors, net loss for the three months ended October 31, 2006 was $539,330 as compared to $772,038 during the three months ended October 31, 2005, a decreased loss of $232,708 or 30.1%.


Capital Resources and Liquidity

At October 31, 2006, as compared to July 31, 2006, cash and cash equivalents, decreased by $467,652 from $3,004,336 to $2,536,684, or approximately 15.6% and the Company's working capital decreased by 17.4% from $2,921,687 to $2,411,995. During the same period, shareholders' equity decreased from $6,739,320 to $6,207,451 or approximately 7.9% as a result of a net loss of $539,330.

The net cash used in operating activities was $392,652 in the three months ended October 31, 2006 compared to cash used in operating activities in the three months ended October 31, 2005 of $825,299 a difference of $432,647 or 52.4%. The principal elements that gave rise to the decrease of cash used were a decrease in the net loss of $232,708, a decrease in prepaid expenses and deposits of $29,719 and an increase in accrued liabilities of $230,189.

The Company has historically funded its operations generally through cash flow generated from operations and equity financing. Notwithstanding our investments in research and development, there can be no assurance that the BACcelr8r or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. If we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the next 18-22 months. Thereafter, the Company may have to seek capital resources from other sources to meet its obligations in the future.


Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2006. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2006.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.


Item 3. Defaults upon Senior Securities

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's Shareholders was held on December 13, 2006. The matters considered at the meeting were:

a) The election of Thomas V. Geimer, A. Alexander Arnold III, and Charles E. Gerretson to the Company's Board of Directors;

b) To adopt an amendment to the Company's Articles of Incorporation, as amended, which would effect an increase in the number of authorized shares of the Company's no par value common stock (the "Common Stock") from 12,000,000 shares to 14,000,000 shares, without having any effect upon the issued and outstanding shares of Common Stock;

c) To ratify the selection of Comiskey & Company, P.C. as the independent public accountants of the Company for the fiscal year ending July 31, 2007.

     Each of the nominees was elected to the Board of Directors, the amendment to effect an increase in the number of authorized shares of the Company's no par value common stock from 12,000,000 shares to 14,000,000 shares was adopted, and Comiskey & Company, P.C. were ratified as the Company's independent public accountants.

     The votes cast at the annual meeting upon the matters considered were as follows:

                                              For             Withhold
                                              ---             --------
     Election of Directors

     Thomas V. Geimer                      7,227,820           209,867
     A. Alexander Arnold III               7,331,016           106,671
     Charles E. Gerretson                  7,387,991            49,696


     Adoption an amendment to the Company's Articles of Incorporation, as amended, which would effect an increase in the number of authorized shares of the Company's Common Stock from 12,000,000 shares to 14,000,000 shares, without having any effect upon the issued and outstanding shares of Common Stock;

                                 For               Against             Abstain
                                 ---               -------             -------

                              7,340,132             97,556                  0


     Ratification of Comiskey & Company, P.C. as the independent public accountants of the Company for the fiscal year ending July 31, 2007.

                                 For               Against             Withhold
                                 ---               -------             --------
                              7,348,342             86,346               3,000


Item 5. Other Information

     None


Item 6. Exhibits

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

Dated: December 15, 2006                    ACCELR8 TECHNOLOGY CORPORATION


                                            /s/ Thomas V. Geimer
                                            --------------------
                                            Thomas V. Geimer, Secretary,
                                            Chief Executive Officer and Chief
                                            Financial Officer


                                            /s/ David R. Loftus
                                            -------------------
                                            David R. Loftus, Principal
                                            Accounting Officer