Form 10QSB
period 2007-01-31
ACCELR8 TECHNOLOGY CORP
filed 2007-03-16
CIK 727207

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2007

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

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at March 15, 2007
Common Stock, no par value	9,971,210

Accelr8 Technology Corporation -1-    10-QSB 01/31/07

INDEX

		Page
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets	3
	January 31, 2007 (unaudited) and July 31, 2006

	Condensed Statements of Operations	4
	for the three months and six months ended January 31, 2007
	and 2006 (unaudited)

	Condensed Statements of Cash Flows	5
	for the six months ended January 31, 2007
	and 2006 (unaudited)

	Notes to Unaudited Condensed Financial Statements	6

Item 2	Management's Discussion and Analysis or	9
	Plan of Operations

Item 3	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	17

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3	Defaults Upon Senior Securities	17

Item 4	Submission of Matters to a Vote of Security Holders	17

Item 5	Other Information	17

Item 6	Exhibits	17

SIGNATURES		19

CERTIFICATION OF OFFICERS

Accelr8 Technology Corporation -2-    10-QSB 01/31/07

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Accelr8 Technology Corporation
Condensed Balance Sheets

ASSETS

	January 31 2007	July 31, 2006
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 2,101,824	$ 3,004,336
Accounts receivable	121,056	10,852
Inventory	29,311	25,887
Prepaid expenses and other current assets	27,045	43,100

Total current assets	2,279,236	3,084,175

Property and equipment, net	143,708	180,347
Investments, net	1,009,549	871,415
Intellectual property, net (Note 3)	3,592,195	3,712,286

Total assets	$ 7,024,688	$ 7,848,223

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 93,649	$ 71,570
Accrued compensation and other liabilities	47,118	31,389
Deferred revenue (Note 4)	71,680	59,529

Total current liabilities	212,447	162,488

Long-term liabilities:
Deferred compensation	1,047,049	946,415

Total liabilities	1,259,496	1,108,903

Commitments and Contingencies
Shareholders’ equity

Common stock, no par value; 14,000,000
and 12,000,000 shares authorized, respectively;
9,971,210 shares issued and outstanding

	12,878,020	12,878,020
Contributed capital	591,712	570,150
Accumulated deficit	(7,430,940)	(6,435,250)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)

Total shareholders’ equity	5,765,192	6,739,320

Total liabilities and shareholders’ equity	$ 7,024,688	$ 7,848,223

See accompanying notes to unaudited condensed financial statements.

Accelr8 Technology Corporation -3-    10-QSB 01/31/07

Accelr8 Technology Corporation
Condensed Statements of Operations
For the three and six months ended January 31, 2007 and 2006
(Unaudited)

	3 Months Ended January 31	6 Months Ended January 31
	2007	2006	2007	2006
Revenues:
OptiChem revenues	$ 20,899	$ 40,490	$ 55,118	$ 84,878
Technical consulting revenues	—	15,000	22,000	30,000
Option fees	14,250	—	14,250	—
License fees	50,000	—	50,000	27,000

Total revenues	85,149	55,490	141,368	141,878

Costs and expenses:
Research and development	246,969	568,139	566,340	1,141,050
General and administrative	255,491	234,176	519,172	446,427
Amortization	60,045	59,170	120,091	118,341
Marketing and sales	158	9,432	3,598	37,911
Depreciation	18,382	19,992	36,764	39,023
Cost of sales	2,147	14,307	10,726	28,199

Total costs and expenses	583,192	905,216	1,256,691	1,810,951

Loss from operations	498,043	(849,726)	(1,115,323)	(1,669,073)

Other income:
Interest and dividend income	28,857	46,341	63,620	93,713
Unrealized gain on investments	12,827	17,840	56,014	9,777
Other income	—	—	—	8,000

Total other income	41,684	64,181	119,634	111,490

Net Loss	$ (456,359)	$ (785,545)	$ (995,689)	$ (1,557,583)

Net loss per share:
Basic and diluted net loss per share	$ (.05)	$ (.08)	$ (.10)	$ (.15)

Weighted average shares outstanding	9,971,210	9,971,210	9,971,210	9,971,210

See accompanying nots to unaudited condensed financial statements.

Accelr8 Technology Corporation -4-    10-QSB 01/31/07

Accelr8 Technology Corporation
Condensed Statements Of Cash Flows
For the Six months Ended January 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities:
Net loss	$ (995,689)	$ (1,557,583)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	36,764	39,023
Amortization	120,091	118,341
Fair value of stock options
granted for services	21,561	2,550
Unrealized holding (gain) loss on investments	(56,014)	(9,777)
Reinvested earnings - interest and dividends	(7,120)	(11,260)

(Increase) decrease in assets:
Accounts receivable	(110,204)	36,202
Inventory	(3,424)	1,629
Prepaid expense and other	16,055	1,655
Increase (decrease) in liabilities:
Accounts payable	22,080	17,111
Accrued liabilities	15,729	(238,274)
Deferred revenue	12,151	7,000
Deferred compensation	100,634	35,061

Net cash (used in) operating activities	(827,386)	(1,558,332)

Cash flows from investing activities:

Receipt of note payment	-0-	266,667
Issuance of Common Stock	-0-	15,000
Purchases of equipment	(126)	(28,794)
Contribution to deferred compensation trust	(75,000)	(75,000)

Net cash (used in) investing activities	(75,126)	177,873

Decrease in cash and cash equivalents	(902,512)	(1,380,449)

Beginning balance	3,004,336	5,564,259

Ending balance	$ 2,101,824	$ 4,183,810

See accompanying notes to unaudited condensed financial statements.

Accelr8 Technology Corporation -5-    10-QSB 01/31/07

Accelr8 Technology Corporation

Note 1.    Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the “Company”) without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2006, included in our annual report on Form 10-KSB as filed with the SEC.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and six months ended January 31, 2007 may not be indicative of the results of operations for the year ended July 31, 2007.

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

Accelr8 Technology Corporation -6-    10-QSB 01/31/07

Accelr8 Technology Corporation

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at January 31, 2007 and 2006.

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

Technical consulting revenue is recognized at the completion of the contract.

OptiChem revenue is recognized when the Company ships the product.

Allowances on accounts receivable and notes receivable are recorded when circumstances indicate collection is doubtful for particular accounts receivable. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for sales returns and allowances on a specific account basis.

Deferred revenue represents amounts billed but not yet earned under existing agreements.

Accelr8 Technology Corporation -7-    10-QSB 01/31/07

Accelr8 Technology Corporation

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

Note 3.    Intellectual Property

	January 31, 2007	July 31, 2006

Intellectual property consisted of the following:

OptiChem Technologies	$ 4,454,538	$ 4,454,538
Patents	293,991	293,991
Trademarks	49,019	49,019

Total intellectual property	4,797,548	4,797,548
Accumulated amortization	(1,205,353)	(1,085,262)

Net intellectual property	$ 3,592,195	$ 3,712,286

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $120,091 and $118,341 respectively, for the six months ended January 31, 2007 and 2006.

The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from or estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment, and the value of the asset will be written down. Management believes that the fair value of the technology exceeds the carrying value. However, it is possible that future impairment testing may result in intangible asset write-offs, which could adversely affect the Company’s financial condition and results of operations.

Note 4.    License and Supply Agreements

On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the “License Agreement”) with SCHOTT Jenaer Glas GmbH (“SCHOTT”) for Slide H.

Accelr8 Technology Corporation -8-    10-QSB 01/31/07

Accelr8 Technology Corporation

Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, on December 20, 2004, of which $50,000 was credited against future royalties. During the 2-year term of the License Agreement SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. For the six month period, ending January 31, 2007, $7,653 of Slide H royalties was realized from the initial License Agreement and the previous Supply Agreements with SCHOTT. As of January 31, 2007, deferred revenue remaining from the original Schott royalty deposit was $21,680. An optional 1-year “non-exclusive” license extension to market and manufacture Slide H was exercised by SCHOTT on September 27, 2006 for the period November 24, 2006 through November 23, 2007.

The Company also granted an option to SCHOTT for a non-exclusive right to manufacture and sell, up to 12,500 OptiChem coated (Streptavidin) glass slides (Slide HS), from January 1, 2006 to December 31, 2006. SCHOTT exercised this right and paid the Company $15,000 on January 27, 2005 for training on the manufacture of Slide HS.

Separate from the previously mentioned contracts, $9,656 of royalties were billed January 11, 2007 and received February 27, 2007 for the non exclusive sales and manufacturing agreement for 2006 between SCHOTT and the Company for Slide HS.

On December 29, 2006, the Company and SCHOTT entered into a non-exclusive license agreement for Slide HS for the time period of January 1, 2007 through December 31, 2008. Under this agreement SCHOTT agreed to pay the Company a non-refundable payment of $100,000; $50,000 for license fee and $50,000 for prepayment of royalties. During the 2-year term of the License Agreement SCHOTT agreed to pay the Company a royalty payment equal to 8% of net sales of products licensed under the License Agreement. The payment of $100,000 was received February 15, 2007. Also, SCHOTT agreed to provide 7,500 glass substrates to the Company at no charge. The slides are valued at $14,250 and that amount has been recorded as option fees. As of January 31, 2007 the accounts receivable for $11,400 is for the 6,000 glass substrates yet to be received from SCHOTT.

Feasibility Testing Agreement

Effective October 5, 2005, the Company and Promega Corporation (“Promega”) entered into a Feasibility Testing Agreement (the “Agreement”). Pursuant to the Agreement, the Company focused on the development of a customized coating for a glass slide for a product owned by Promega. The Agreement required that the feasibility testing be divided into two phases. On October 21, 2005, Promega paid the Company $49,000 in return for the Company’s performance under the Agreement. During fiscal year ended July 31, 2006, Phase I was completed and the Company recognized $27,000 in technology consulting fees. On September 12, 2006, Promega and the Company determined that Phase II was successfully completed and the Company recognized technology consulting fees of $22,000 for the quarter ending October 31, 2006. The Company has no further obligation under the Agreement. The Company has granted a license exercise period extension to Promega to purchase a fully paid license for OptiChem through April 30, 2007.

Accelr8 Technology Corporation -9-    10-QSB 01/31/07

Accelr8 Technology Corporation

Note 5.    Employee Stock Based Compensation

Common Stock Options At January 31, 2007, there were 1,002,500 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between May 6, 2007 and March 16, 2015. For the six months ended January 31, 2007 and 2006, stock options exercisable into 1,002,500 and 1,009,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the six months ended January 31, 2006, the Company accounted for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company accounted for stock based compensation to non-employees in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment to FASB No. 123.”

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

Three and Six Months Ended January 31, 2006
	3 months	6 months
Net loss – as reported	$ (785,545)	$ (1,557,583)
Deduct: Total stock-based compensation
expense determined under fair
value based method for all awards	(13,479)	(13,479)

Pro forma net loss	$ (799,024)	$ (1,571,062)

Earnings per share:
Basic and diluted – as reported	$ (.08)	$ (.15)

Basic and diluted – pro forma	$ (.08)	$ (.15)

Beginning February 1, 2006, the Company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

Accelr8 Technology Corporation -10-    10-QSB 01/31/07

Accelr8 Technology Corporation

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the quarter ended January 31, 2007: no dividend yield; risk free interest rate of 5.0%; expected life of 3-4 years; and expected volatility of 51%. The weighted average remaining contractual life of options outstanding at January 31, 2007 was 4.46 years.

As of January 31, 2007, the total unrecognized share-based compensation cost related to unvested stock options was approximately $30,000. For the three-month and six-month period ended January 31, 2007 the Company recognized $14,101 and $21,562 in stock based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company’s operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

Forward Looking Information

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. In addition, all statements other that statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcelr8r, the Company will have sufficient capital to complete the development of the BACcelr8r, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, that the Company will accurately anticipate market demand for the Company’s products and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Accelr8 Technology Corporation -11-    10-QSB 01/31/07

Accelr8 Technology Corporation

The following discussion should be read in conjunction with the Company’s unaudited condensed financial statements and related notes, included elsewhere, herein. The Company’s future operating results may be affected by various trends and factors which are beyond the Company’s control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including the risks in the section entitled “Risk Factors” its 10-KSB for the year ended July 31, 2006, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

We are developing the BACcelr8r™, a rapid pathogen analyzer, by integrating our proprietary technologies into an automated system. Proprietary technologies include OptiChem® surface coatings and assay processing methods. We have received patents or we have patent applications pending for the major technology components and systems.

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

Accelr8 Technology Corporation -12-    10-QSB 01/31/07

Accelr8 Technology Corporation

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

For example, the first report might state that some quantity of “Staph” is present. The second report might then state that all of the Staph fall into a major antibiotic resistance group known as “MRSA” (methicillin resistant Staph aureus sometimes referred to as “superbugs” in news reports). However the BACcel-1.0 would not report specific antibiotic resistance and susceptibility as would happen with the clinical BACcelr8r. Instead it would report the numbers of organisms that fall within major groups that are typically the most difficult to treat, and thus narrow the initial empiric therapy options to help improve the chances of initial success. The Company believes that with this information, the physician can rule out drugs that are likely to fail. The purpose is to indicate which drugs not to use for initial therapy.

We plan to include such major category identification for the most difficult major organism groups. Examples of such resistance groups include MRSA, major beta-lactamase producers in Enterobacteriaceae, and multi-drug resistant Pseudomonas and Acinetobacter. We have re-started engineering to design and build our first research versions to place in outside laboratories. They will be used to expand our validation studies.

In addition to the BACcelr8r project, we have developed and licensed to third parties OptiChem™ surface coatings for use in microarraying components. We have granted Schott Jenaer Glas GmbH ("SCHOTT"), which is a global leader in high-quality glass manufacturing, a two-year exclusive global license with an additional one-year option to manufacture and market OptiChem microarraying products. The current license includes the use of OptiChem on glass slides for gene and protein microarraying for Slide H. SCHOTT has exercised its right to a third year of non-exclusive production of Slide H commencing November 24, 2006. In addition to Slide H, SCHOTT has entered into a second license agreement for the non-exclusive manufacturing of Slide HS, commencing January 1, 2007 and expiring December 31, 2008.

Accelr8 Technology Corporation -13-    10-QSB 01/31/07

Accelr8 Technology Corporation

During the past quarter we have continued to refine the specifications and functional requirements of the BACcel-1.0 platform. We defined and began testing the specific analyses required in the BACcel-1.0 system. We intend to report the results of the first completed sets of tests, conducted for MRSA identification, at the American Society of Microbiology meeting in May 2007. We have relied on the expertise of outside medical and clinical microbiology experts to guide our development strategy and product requirements. In addition, we have identified specific opportunities for product application in military medicine and initiated appropriate contacts.

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

Changes in Results of Operations: three months ended January 31, 2007 compared to three months ended January 31, 2006.

During the three months ended January 31, 2007, OptiChem revenues were $20,899 as compared to $40,490 during the three month period ended January 31, 2006, a decrease of $19,591 or 48.4%, due to fewer sales of custom coated slides.

Technical Consulting fees during the three-month period ended January 31, 2007 were $0 as compared to $15,000 during the three-month period ended January 31, 2006. Technical consulting fees during the quarter ended January 31, 2006, were the result of the completion of training provided to SCHOTT for the manufacture of Slide HS that was not present during the quarter ended January 31, 2007.

There were option fees of $14,250 during the three months ended January 31, 2007 that were not present during the three months ended January 31, 2006. This was a result of 7,500 slides being provided by SCHOTT under Slide HS licensing terms.

The license fees of $50,000 during the three months ended January 31, 2007 were the result of a License Agreement entered into with SCHOTT for Slide HS to produce and sell the Company’s technology, on Streptavidin coated OptChem slides that was not present during the three months ended January 31, 2006.

Research and development expenses for the three months ended January 31, 2007 were $246,969 as compared to $568,139 during the three months ended January 31, 2006, decrease of $321,170 or 56.54%. This decrease was primarily due to decreased consulting/engineering fees and direct supply costs related to the development of the prototype BACcelr8r, which was substantially completed in September 2006.

During the three months ended January 31, 2007, general and administration expenses were $255,491 as compared to $234,176 during the three month period ended January 31, 2006, an increase of $21,315 or 9.1%. The increase was primarily due to an increase in salaries of $26,203 and an increase of deferred compensation of $16,098. There has been a decrease in legal fees of $12,325 and consulting fees of $4,100.

The increase in amortization was negligible for the three months ended January 31, 2007 as compared to the three month period ended January 31, 2006.

Accelr8 Technology Corporation -14-    10-QSB 01/31/07

Accelr8 Technology Corporation

Marketing and sales expenses for the three months ended January 31, 2007 were $158 as compared to $9,432 during the three months ended January 31, 2006, a decrease of $9,274 or 98.3%. The decrease was primarily due to prior salary expense allocation to marketing related duties that are no longer being performed by that employee, and are now being included in general and administrative expenses.

Depreciation for the three months ended January 31, 2007 was $18,382 as compared to $19,992 during the three months ended January 31, 2006, a decrease of $1,610 or 8.1%. This decrease resulted from the increased age of assets and related depreciation schedules.

Costs of good sold during the three months ended January 31, 2007 were $2,147 as compared to $14,307 during the three months ended January 31, 2006, a decrease of $12,160 or 85.0%. The decrease in costs of good sold was primarily the result of a significant reduction in the sales of custom coated slides.

As a result of the above factors, loss from operations for the three months ended January 31, 2007 was $498,043 as compared to a loss of $849,726 during the three months ended January 31, 2006, a decreased loss of $351,683 or 41.4%.

Interest and dividend income during the three months ended January 31, 2007 was $28,857 as compared to $46,341 during the three months ended January 31, 2006, a decrease of $17,484 or 37.7%. Interest income decreased as a result of decreased interest rates and the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended January 31, 2007 was $12,827 as compared to $17,840 for the three months ended January 31, 2006, a decrease of $5,013 or 28.1%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended January 31, 2007 was $456,359 as compared to $785,545 during the three months ended January 31, 2006, a decrease of losses of $329,186 or 41.9%.

Changes in Results of Operations: six months ended January 31, 2007 compared to six months ended January 31, 2006.

During the six months ended January 31, 2007, OptiChem revenues were $55,118 as compared to $84,878 during the six month period ended January 31, 2006, a decrease of $29,760 or 35.1%. The decrease was due to fewer sales of custom coated slides to OptiChem private accounts.

Consulting fees during the six-month period ended January 31, 2007 were $22,000 as compared to $30,000 during the six-month period ended January 31, 2006, a decrease of $8,000 or 26.7%. Technical consulting fees during the six months ended January 31, 2006 was ?????? deferred revenue recognized in the first quarter ending October 31, 2006.

Accelr8 Technology Corporation -15-    10-QSB 01/31/07

Accelr8 Technology Corporation

Option fees during the six months ended January 31, 2007 were $14,250 as compared to $0 during the six months ended January 31, 2006. The option fee for the six months ended January 31, 2007 was the value of slides provided by SCHOTT for an option to exercise the Slide HS agreement.

License fees during the six months ended January 31, 2007 were $50,000 as compared to $27,000 during the six months ended January 31, 2006, an increase of $23,000 or 85.2%. The license fees during the six months ended January 31, 2007 were the result of a License Agreement entered into with SCHOTT to produce and sell the Company’s technology on Streptavidin coated OptChem Slide HS and final recognition of Promega development agreement.

Research and development expenses for the six months ended January 31, 2007 were $566,340 as compared to $1,141,050 during the six months ended January 31, 2006, a decrease of $574,710 or 50.4%. This decrease was primarily due to decreased consulting/engineering fees and direct supply costs related to the development of the prototype BACcelr8r.

During the six months ended January 31, 2007, general and administration expenses were $519,172 as compared to $446,427 during the six month period ended January 31, 2006, an increase of $72,745 or 16.3%. The increase was primarily due to increases in salaries of $29,283 and deferred compensation of $65,573. There were also decreases in legal fees of $14,158 and employee benefits of $12,346.

The increase in amortization was negligible for the six months ended January 31, 2007 as compared to the six month period ended January 31, 2006.

Marketing and sales expenses for the six months ended January 31, 2007 were $3,598 as compared to $37,911 during the six months ended January 31, 2006, a decrease of $34,313 or 90.5%. The decrease was primarily due to prior salary expense allocation to marketing related duties.

Depreciation for the six months ended January 31, 2007 was $36,764 as compared to $39,023 during the six months ended January 31, 2006, a decrease of $2,259 or 5.8%. The decreased depreciation was the result of some assets becoming fully depreciated during the year ended July 31, 2006, coupled with the no purchases of equipment during the first six months of the current year.

Cost of goods sold during the six months ended January 31, 2007 were $10,726 as compared to $28,199 during the six months ended January 31, 2006, a decrease of $17,471 or 61.7%. The decrease in cost of goods sold was primarily the result of the corresponding decrease in sales as noted above.

Accelr8 Technology Corporation -16-    10-QSB 01/31/07

Accelr8 Technology Corporation

As a result of the above factors, loss from operations for the six months ended January 31, 2007 was $1,115,323 as compared to a loss of $1,669,073 during the six months ended January 31, 2006, a decrease of losses of $553,750or 33.2%.

Interest and dividend income during the six months ended January 31, 2007 was $ 63,620 as compared to $93,713 during the six months ended January 31, 2006 a decrease of $30,093 or 32.1%. Interest income decreased as a result of decreased interest rates on the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the six months ended January 31, 2007 was $ 56,014 as compared to $9,777 for the six months ended January 31, 2006, a difference of $46,237 or 472.9%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the six months ended January 31, 2007 was $995,689 as compared to $1,557,583 during the six months ended January 31, 2006, a decreased loss of $561,894 or 36.1%.

Capital Resources and Liquidity

At January 31, 2007, as compared to July 31, 2006, cash and cash equivalents, decreased by $902,512 from $3,004,336 to $2,101,824, or approximately 30.4% and the Company’s working capital decreased $849,380 or 29.1% from $2,921,687 to $2,072,307. During the same period, shareholders’ equity decreased from $6,739,320 to $5,770,708.

The net cash used in operating activities was $827,386 during the six months ended January 31, 2007 compared to cash used in operating activities of $1,558,322 during the six months ended January 31, 2006. The principal elements that gave rise to the decrease of cash used in operating activities were a decrease in the net loss of $567,988, an increase in accounts receivable of $110,204, an increase in liabilities of $150,594, that consists of: Accounts payable $22,080; Accrued Liabilities $15,729; Deferred revenue of $12,151; and Deferred compensation of $100,634.

The Company has historically funded its operations generally through cash flow generated from operations and equity financing. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months. If the company continues to expend its capital resources at its current rate in the research and development of the BACcelr8r, it may have to seek capital resources from other sources to meet its obligations.

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including Thomas V. Geimer, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of January 31, 2007. Based on that evaluation, Mr. Geimer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2007.

Accelr8 Technology Corporation -17-    10-QSB 01/31/07

Accelr8 Technology Corporation

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information

None

Item 6.    Exhibits

Exhibits:

1.	Exhibit 10.1 License Agreement dated December 21, 2006.

2.	Exhibit 31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4.	Exhibit 32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

Accelr8 Technology Corporation -18-    10-QSB 01/31/07

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    March 16, 2007

ACCELR8 TECHNOLOGY CORPORATION

/s/ Thomas V. Geimer Thomas V. Geimer, Secretary, Chief Executive Officer and Chief Financial Officer

/s/ Jan M. Blue Jan M. Blue, CPA, Principal Accounting Officer