Form 10QSB
period 2007-04-30
ACCELR8 TECHNOLOGY CORP
filed 2007-06-13
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2007


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
Yes [X] No [ ]

Number of shares outstanding of the issuer's Common Stock:

           Class                             Outstanding at June 5, 2007
           -----                             ---------------------------

Common Stock, no par value                            9,971,210

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets as of                                    3
                April 30, 2007 (unaudited) and July 31, 2006

             Condensed Statements of Operations                                4
                for the three months and nine months ended April 30, 2007 and 2006 (unaudited)

             Condensed Statements of Cash Flows                                5
                for the nine months ended April 30, 2007 and 2006 (unaudited)

             Notes to Unaudited Financial Statements                           6

     Item 2. Management's Discussion and Analysis                             10
              of Operations

     Item 3. Controls and Procedures                                          19


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings                                                19

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      19

     Item 3. Defaults Upon Senior Securities                                  19

     Item 4. Submission of Matters to a Vote of Security Holders              19

     Item 5. Other Information                                                19

     Item 6. Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                    20

CERTIFICATION OF OFFICERS                                                     21


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                  Accelr8 Technology Corporation
                                     Condensed Balance Sheets

                                              ASSETS
                                                                         April 30        July 31,
                                                                           2007            2006
                                                                       ------------    ------------
                                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                           $  1,801,249    $  3,004,336
   Accounts receivable                                                       17,005          10,852
   Inventory                                                                 29,130          25,887
   Prepaid expenses and other current assets                                 35,380          43,100
                                                                       ------------    ------------

Total current assets                                                      1,882,764       3,084,175

Property and equipment, net                                                 125,201         180,347
Investments, net                                                          1,030,326         871,415
Intellectual property, net (Note 3)                                       3,532,149       3,712,286

Total assets                                                           $  6,570,440    $  7,848,223
                                                                       ============    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                       $     69,035    $     71,570
Accrued compensation and other liabilities                                   53,606          31,389
Deferred revenue (Note 4)                                                    65,588          59,529
                                                                       ------------    ------------

Total current liabilities                                                   188,229         162,488

Long-term liabilities:
Deferred compensation                                                     1,086,576         946,415
                                                                       ------------    ------------

Total liabilities                                                         1,274,805       1,108,903

Commitments and Contingencies
Shareholders' equity

Common stock, no par value; 14,000,000 and 12,000,000 shares
   authorized, respectively; 9,971,210 shares issued and outstanding     12,878,020      12,878,020
Contributed capital                                                         598,690         570,150
Accumulated (deficit)                                                    (7,907,475)     (6,435,250)
Shares held for employee benefit (1,129,110 shares at cost)                (273,600)       (273,600)
                                                                       ------------    ------------

Total shareholders' equity                                             $  5,295,635    $  6,739,320
                                                                       ------------    ------------

Total liabilities and shareholders' equity                             $  6,570,440    $  7,848,223
                                                                       ============    ============


                See accompanying notes to unaudited condensed financial statements.


                                  Accelr8 Technology Corporation
                                Condensed Statements of Operations
                For the three months and nine months ended April 30, 2007 and 2006
                                            (Unaudited)


                                             3 Months Ended April 30       9 Months Ended April 30
                                           --------------------------    --------------------------
                                               2007           2006           2007           2006
                                           -----------    -----------    -----------    -----------
Revenues:
   OptiChem Revenues                       $    22,687    $    19,800    $    77,805    $   104,678
   Technical Consulting                           --             --           22,000         30,000
   Option Fees                                    --             --           14,250           --
   License Fees                                   --             --           50,000         27,000
                                           -----------    -----------    -----------    -----------
       Total Revenues                           22,687         19,800        164,055        161,678
                                           -----------    -----------    -----------    -----------

Costs and expenses:
   Research and development                    247,524        490,004        813,864      1,632,079
   General and administrative                  211,007        253,467        730,179        699,893
   Amortization (Note 3)                        60,046         59,171        180,137        177,512
   Marketing and sales                           2,190         36,340          5,788         74,250
   Depreciation                                 18,382         20,136         55,146         59,159
   Cost of Sales -- OptiChem                     4,035          4,818         14,761         33,017
                                           -----------    -----------    -----------    -----------
     Total costs and expenses                  543,184        863,936      1,799,875      2,675,910
                                           -----------    -----------    -----------    -----------

Loss from operations                          (520,497)      (844,136)    (1,635,820)    (2,514,232)
                                           -----------    -----------    -----------    -----------

Other income:
   Interest and dividend income                 26,130         43,528         89,750        137,241
   Unrealized gain (loss) on investments        15,788         11,412         71,802         21,190
   Other income                                  2,042            331          2,042          8,331
                                           -----------    -----------    -----------    -----------
     Total other income                         43,960         55,271        163,594        166,762
                                           -----------    -----------    -----------    -----------

Net Loss                                   $  (476,537)   $  (788,865)   $(1,472,226)   $(2,347,470)
                                           ===========    ===========    ===========    ===========

Net loss per share:
Basic and diluted net loss per share       $     (0.05)   $     (0.08)   $     (0.15)   $     (0.24)
                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding          9,971,210      9,971,210      9,971,210      9,971,210
                                           ===========    ===========    ===========    ===========


                See accompanying notes to unaudited condensed financial statements.


                             Accelr8 Technology Corporation
                           Condensed Statements of Cash Flows
                    For the Nine months Ended April 30, 2007 and 2006
                                       (Unaudited)

                                                                   2007          2006
                                                                ----------    ----------
Cash flows from operating activities:
     Net (loss)                                                 (1,472,226)   (2,347,470)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                               55,146        59,159
         Amortization                                              180,137       177,512
         Fair value of stock options
            granted for services                                    28,540        17,365
         Unrealized holding (gain) loss on investments             (71,802)      (21,190)
         Realized (gain) on sale of investments, interest and
            dividend reinvested                                    (12,109)      (18,547)
         (Increase) decrease in assets:
           Accounts receivable                                      (6,153)       39,647
           Inventory                                                (3,243)        2,210
           Prepaid expense and other                                 7,721        (5,021)
         Increase (decrease) in liabilities:
           Accounts payable                                         (2,535)     (122,814)
           Accrued liabilities                                      22,217      (109,160)
           Deferred revenue                                          6,059         7,000
           Deferred compensation                                   140,161        95,987
                                                                ----------    ----------
       Net cash (used in) operating activities                  (1,128,087)   (2,225,322)
                                                                ----------    ----------

Cash flows from investing activities:
     Purchases of equipment                                                      (28,794)
     Purchase of investments                                       (75,000)      (75,000)
                                                                ----------    ----------
       Net cash (used in) investing activities                     (75,000)     (103,794)
                                                                ----------    ----------

Cash flows from financing activities:
    Receipt of Note Payment                                                      266,667
    Issuance of Common Stock                                                      15,000
                                                                ----------    ----------
         Net cash (used in) financing activities                      --         281,667
                                                                ----------    ----------

Net (decrease) increase in cash and cash equivalents            (1,203,087)   (2,047,449)

Beginning of period balance                                      3,004,336     5,564,259
                                                                ----------    ----------

Ending of period balance                                         1,801,249     3,516,810
                                                                ==========    ==========


           See accompanying notes to unaudited condensed financial statements.

                                            5

                         Accelr8 Technology Corporation
                          Notes to Financial Statements
                                 April 30, 2007


Note 1. Basis of Presentation
-----------------------------

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and nine months ended April 30, 2007 may not be indicative of the results of operations for the year ending July 31, 2007.


Note 2. Summary of Significant Accounting Policies
--------------------------------------------------

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

                         Accelr8 Technology Corporation
                          Notes to Financial Statements
                                 April 30, 2007


Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at April 30, 2007 and 2006. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

Note 3. Intellectual Property
-----------------------------


Intellectual property consisted of the following:

                                                April 30, 2007     July 31, 2006
                                                --------------     -------------
OptiChem Technologies                               4,454,538       $ 4,454,538
Patents                                               293,991           293,991
Trademarks                                             49,019            49,019
                                                  -----------       -----------
      Total intellectual property                   4,797,548         4,797,548
Accumulated amortization                           (1,265,399)       (1,085,262)
                                                  -----------       -----------
      Net intellectual property                   $ 3,532,149       $ 3,712,286
                                                  ===========       ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem technologies. Amortization expense was $60,046 and $180,137 respectively, for the three and nine months ended April 30, 2007.

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

Note 4. License and Supply Agreements
-------------------------------------

On November 24, 2004, the Company entered into a worldwide exclusive manufacturing and marketing license agreement (the OLicense AgreementO) with SCHOTT Jenaer Glas GmbH (OSCHOTTO) for slide H.

Pursuant to the License Agreement, SCHOTT paid the Company a non-refundable fee of $100,000, on December 20, 2004, of which $50,000 was credited against future royalties. During the 2-year term of the License Agreement, SCHOTT agreed to pay

                         Accelr8 Technology Corporation
                          Notes to Financial Statements
                                 April 30, 2007


the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. For the nine-month period ending April 30, 2007, $13,744 of Slide H royalties were realized from the initial License Agreement with SCHOTT. As of April 30, 2007, deferred revenue remaining from the original Schott royalty payment (Slide H) was $15,588. An optional 1-year "non-exclusive" license extension to market and manufacture Slide H was exercised by SCHOTT on September 27, 2006 for the period November 24, 2006 through November 23, 2007.

The Company also granted an option to SCHOTT for a non-exclusive right to manufacture and sell, up to 12,500 OptiChem coated (Streptavidin) glass slides (Slide HS), from January 1, 2006 to December 31, 2006. SCHOTT exercised this right and paid the Company $15,000 on January 27, 2005 for training on manufacturing of Slide HS.

Pursuant to this contract, $9,659 of royalties were billed January 11, 2007 and received February 27, 2007, for the non exclusive sales and manufacturing agreement for 2006 between SCHOTT and the Company for slide HS.

On December 29, 2006, the Company and SCHOTT entered into a non-exclusive license agreement for Slide HS for the time period of January 1, 2007 through December 31, 2008. Under this agreement SCHOTT agreed to pay the Company a non-refundable payment of $100,000; $50,000 for license fee and $50,000 for prepayment of royalties. During the 2-year term of the License Agreement, SCHOTT agreed to pay the Company a royalty payment equal to 8% of the net sales of products licensed under the License Agreement. The payment of $100,000 was received February 15, 2007. Also, SCHOTT agreed to provide 7,500 glass substrates to the Company at no charge. The slides are valued at $14,250 and that amount has been recorded as option fees. As of April 30, 2007 the accounts receivable reflect $11,400 for 6,000 glass substrates yet to be received from SCHOTT.

Feasibility Testing Agreement

Effective October 5, 2005, the Company and Promega Corporation ("Promega") entered into a Feasibility Testing Agreement (the "Agreement"). Pursuant to the Agreement, the Company focused on the development of a customized coating for a glass slide for a product owned by Promega. The Agreement required that the feasibility testing be divided into two phases. On October 21, 2005, Promega paid the Company $49,000 in return for the Company's performance under the Agreement. During fiscal year ended July 31, 2006, Phase I was completed and the Company recognized $27,000 in technology consulting fees. On September 12, 2006, Promega and the Company determined that Phase II was successfully completed and the Company recognized technology consulting fees of $22,000 for the quarter ending October 31, 2006. The Company has no further obligation under the Agreement. The Company granted an extended license exercise period to Promega to purchase a fully paid license for OptiChem through April 30, 2007. Promega did not exercise this option and it has expired.

                         Accelr8 Technology Corporation
                          Notes to Financial Statements
                                 April 30, 2007


Note 5. Employee Stock Based Compensation
-----------------------------------------

Common Stock Options At April 30, 2007, there were 1,002,500 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between May 6, 2007 and March 16, 2015. For the nine months ended April 30, 2007 and 2006, stock options exercisable into 1,002,500 and 1,009,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Until January 31, 2006, the Company accounted for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounted for stock based compensation to non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment to FASB No. 123."

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

                                                            Nine Months Ended
                                                              April 30, 2006
                                                              --------------

     Net loss - as reported                                    $(2,347,470)
     Deduct: Total stock-based compensation expense
     determined under fair value based method for all awards       (13,479)
                                                               -----------
     Pro forma net loss                                        $(2,360,949)
                                                               ===========
     Earnings per share:
     Basic and diluted - as reported                           $      (.24)
                                                               ===========
     Basic and diluted - pro forma                             $      (.24)
                                                               ===========


Beginning February 1, 2006, the Company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effective date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

                         Accelr8 Technology Corporation
                          Notes to Financial Statements
                                 April 30, 2007


The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: no dividend yield; risk free interest rate of 5.0%; expected life of 3-4 years; and expected volatility of 51%. For the quarter ended April 30, 2007, there were no new option grants. The weighted average remaining contractual life of options outstanding at April 30, 2007 was 4.21 years.

     Beginning with the Company's quarterly period that began on February 1, 2006, the Company adopted the provisions of SFAS No. 123R and is required to expense the fair value of employee stock options and similar awards in the financial statements. For the three month period ended April 30, 2006 the Company recognized $14,815 in stock based compensation costs related to the issuance of stock options to employees. For the three-month and nine month periods ended April 30, 2007, the Company recognized $6,977 and $28,539, respectively, in stock based compensation costs related to the issuance of stock options to employees. As of April 30, 2007, the total unrecognized share-based compensation cost related to unvested stock options was approximately $21,000.

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

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the SEC including its 10-KSB for the year ended July 31, 2006, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

For example, the first report might state that some quantity of "Staph" is present. The second report might then state that all of the Staph fall into a major antibiotic resistance group known as "MRSA" (methicillin resistant Staph aureus sometimes referred to as "superbugs" in news reports). However the BACcel-1.0 would not report specific antibiotic resistance and susceptibility as would happen with the clinical BACcelr8r. Instead it would report the numbers of organisms that fall within major groups that are typically the most difficult to treat, and thus narrow the initial empiric therapy options to help improve the chances of initial success. The Company believes that with this information, the physician can rule out drugs that are likely to fail. The purpose is to indicate which drugs not to use for initial therapy.

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

In addition to the BACcelr8r project, we have developed and licensed to third parties OptiChem(TM) surface coatings for use in microarraying components. We have granted Schott Jenaer Glas GmbH ("SCHOTT"), which is a global leader in high-quality glass manufacturing, a non-exclusive global license to manufacture and market OptiChem microarraying products. (Slide H and HS) The current license includes the use of OptiChem on glass slides for gene and protein microarraying for Slide H. SCHOTT has exercised its right to a third year of non-exclusive production of Slide H commencing November 24, 2006. In addition to Slide H, SCHOTT has entered into a second license agreement for the non-exclusive manufacturing of Slide HS, commencing January 1, 2007 and expiring December 31, 2008.

Previously we have continued to refine the specifications and functional requirements of the BACcel-1.0 platform. We defined and began testing the specific analysis required in and BACcel-1.0 system. We presented the results of the first completed sets of tests, conducted for MRSA identification, at a major scientific meeting American Society of Microbiologists in Toronto Canada in May of 2007.

During the quarter ended April 30, 2007 we devoted substantially all resources to standardizing and validating our basic analytical methods. Each combination of one antibiotic and one bacterial species requires extensive repetition in order to accumulate data sets for statistical analysis. We began this process and presented initial data at professional meetings. We presented initial results of our rapid test to identify "MRSA," a highly resistant type of "Staph" bacteria. We submitted additional abstracts, for meetings to be held later this year, on the results of other successful tests. One of the tests identifies Acinetobacter, a highly resistant type of bacteria that has caused serious outbreaks in military and civilian hospitals. We created a new approach for high-performance antibody development, and the method yielded an exceptionally good antibody for our Acinetobacter identification assay. Commercial antibodies are not available for Acinetobacter and certain other important bacteria. In other cases, commercial antibodies have performed poorly. Therefore we believe that our new antibody development method may offer a significant competitive advantage.

Bacteria that belong to the broad group that includes Acinetobacter are even more difficult to identify and treat than MRSA, but have received less attention in the news media. Data collection will continue with expansion of current data sets and addition of further "bug/drug" combinations. We intend to continue to make technical presentations and submit publications to professional journals.

With guidance from outside expert medical advisors, we also designed the next generation of single-use cassettes in preparation for BACcel-1.0 product development. During the quarter ended April 30, 2007 we also initiated a number of contacts within the industry and with government agencies in order to advance specific opportunities in product development.

Plan of Operations

     During the next twelve months, we plan to commercialize this sixteen channel version of the cassette, and to modify the instrumentation to operate the new cassette. The Company may sell certain equipment that has been used in quality control for the manufacture of coated slides. Since Schott has added manufacturing capacity for additional versions of OptiChem, we foresee no longer building custom slides after July 31, 2007. During the next twelve months we believe that we will remain staffed at the current level of thirteen employees.

Application of Critical Accounting Policies

Revenue Recognition

     We recognize revenue as follows:

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


Changes in Results of Operations

Three months ended April 30, 2007 compared to three months ended April 30, 2006.
--------------------------------------------------------------------------------

During the three months ended April 30, 2007, OptiChem revenues were $22,687 as compared to $19,800 during the three month period ended April 30, 2006, an increase of $2,887 or 14.6%. The increase was due to a $6,092 royalty credit from SCHOTT from Slide H sales.

Research and development expenses for the three months ended April 30, 2007 were $247,524 as compared to $490,004 during the three months ended April 30, 2006, a decrease of $242,480 or 49.5%. This decrease was primarily due to decreased consulting/engineering fees and direct supply costs related to the development of the BACcelr8r.

During the three months ended April 30, 2007, general and administration expenses were $211,007 as compared to $253,467 during the three month period ended April 30, 2006, a decrease of $42,460 or 16.8%. The decrease was primarily due to decreases in corporate insurance, deferred compensation expense, employee benefits and legal fees.

The increase in amortization was negligible for the three months ended April 30, 2007 as compared to the three month period ended April 30, 2006.

Marketing and sales expenses for the three months ended April 30, 2007 were $2,190 as compared to $36,340 during the three months ended April 30, 2006, a decrease of $34,150 or 94.0%. The decrease was the result of the Company expending $30,563 for a marketing report during the three month period ending April 30, 2006 which was not present during the three month period ending April 30, 2007.

During the three months ended April 30, 2007, depreciation was $18,382 as compared to $20,136 during the three month period ended April 30, 2006, a decrease of $1,754 or 8.7%. This decrease resulted from the ongoing aging of assets and related depreciation schedules.

Costs of goods sold during the three months ended April 30, 2007 were $4,035 as compared to $4,818 during the three months ended April 30, 2006, a decrease of $783 or 16.3%. The decrease in costs of goods sold was the result of a decrease of custom slide sales.

As a result of the above factors, loss from operations for the three months ended April 30, 2007 was $520,497 as compared to a loss of $844,136 during the three months ended April 30, 2006, a decreased loss of $323,639 or 38.3%.

Interest and dividend income during the three months ended April 30, 2007 was $26,130 as compared to $43,528 during the three months ended April 30, 2006, a decrease of $17,398 or 40.0%. Interest income decreased as a result of declining amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended April 30, 2007 was $15,788 as compared to an unrealized holding gain of $11,412 for the three months ended April 30, 2006, an increase of $4,376 or 38.4%. The change was the result of an increase in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended April 30, 2007 was $476,537 as compared to $788,865 during the three months ended April 30, 2006, a decreased loss of $312,328 or 39.6%.

Nine months ended April 30, 2007 compared to nine months ended April 30, 2006.
------------------------------------------------------------------------------

During the nine months ended April 30, 2007, OptiChem revenues were $77,805 as compared to $104,678 during the nine month period ended April 30, 2006, a decrease of $26,873 or 25.7%. The decrease was due to fewer sales of custom coated slides to Accelr8 corporate accounts.

Technical consulting fees during the nine-month period ended April 30, 2007 were $22,000 as compared to $30,000 during the nine-month period ended April 30, 2006, a decrease of $8,000 or 26.7%. Technical consulting fees of $22,000 were the result of Promega's contract being recognized as complete October 31, 2006 as compared to Technical consulting fees of $30,000 paid by SCHOTT for training for the nine months ending April 30, 2006.

Option fees during the nine months ended April 30, 2007 were $14,250 as compared to $0 during the six months ended April 30, 2006. The option fee for the nine months ended April 30, 2007 was the value of slides provided by SCHOTT for an option to exercise the Slide HS agreement.

License fees during the nine months ended April 30, 2007 were $50,000 paid by SCHOTT for Slide HS as compared to $27,000 during the nine months ended April 30, 2006, an increase of 23,000 or 85.2%. The license fees during the nine months ended April 30, 2007 of $50,000 were the result of a License Agreement entered into with SCHOTT to produce and sell the Company's technology on Streptavidin coated OptiChem Slides (Slide HS). The $27,000 recognized at the end of April 30, 2006 was from the first installment of the Promega contract.

Research and development expenses for the nine months ended April 30, 2007 were $813,864 as compared to $1,632,079 during the nine months ended April 30, 2006, a decrease of $818,215 or 50.1%. This decrease was primarily due to decreased consulting/engineering fees and direct supply costs related to the development of the BACcelr8r.

During the nine months ended April 30, 2007, general and administration expenses were $730,179 as compared to $699,893 during the nine month period ended April 30, 2006, an increase of $30,286 or 4.3%. The increase was primarily due to increases in deferred compensation (marketable securities held in trust) of $44,174 and salaries of $39,112. There were also decreases in corporate insurance of $6,898, employee benefits of $25,365 and legal fees of $18,119.

The increase in amortization was negligible for the nine months ended April 30, 2007, as compared to the nine month period ended April 30, 2006.

Marketing and sales expenses for the nine months ended April 30, 2007 were $5,788 as compared to $74,250 during the nine months ended April 30, 2006, a decrease of $68,462 or 92.2%. The company purchased a marketing report and contracted for website design during the nine month period ending April 30, 2006, and had additional miscellaneous marketing expenses which were not reoccurring.

Depreciation for the nine months ended April 30, 2007 was $55,146 as compared to $59,159 the nine months ended April 30, 2006, a decrease of $4,013 or 6.8%. The decreased depreciation was the result of some assets becoming fully depreciated during the year ended July 31, 2006, coupled with no purchases of equipment during the first nine months of the current year.

Cost of goods sold during the nine months ended April 30, 2007 were $14,761 as compared to $33,017 during the nine months ended April 30, 2006, a decrease of $18,256 or 55.3%. The decrease in costs of goods sold was primarily the result of the corresponding decrease in custom slide sales as discussed above.

As a result of the above factors, loss from operations for the nine months ended April 30, 2007 was $1,635,820 as compared to a loss of $2,514,232 during the nine months ended April 30, 2006, a decrease of $878,412 or 34.9%.

Interest and dividend income during the nine months ended April 30, 2007 was $89,750 as compared to $137,241 during the nine months ended April 30, 2006, a decrease of $47,491 or 34.6%. Interest income decreased because of the declining amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the nine months ended April 30, 2007 was $71,802 as compared to an unrealized holding gain of $21,190 for the nine months ended April 30, 2006, an increase of $50,613 or 238.9%. The change was the result of an increase in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the nine months ended April 30, 2007 was $1,472,226 as compared to $2,347,470 during the nine months ended April 30, 2006, a decrease of $875,244 or 37.3%.

Capital Resources and Liquidity

At April 30, 2007, as compared to July 31, 2006, cash and cash equivalents, decreased by $1,203,087 from $3,004,336 to $1,801,249 or approximately 40.0% and the Company's working capital decreased $1,227,152 or 42% from $2,921,687 to $1,694,535. During the same period, shareholders' equity decreased from $6,739,320 to $5,295,635.

The net cash used in operating activities was $1,128,087 during the nine months ended April 30, 2007 compared to cash used in operating activities of $2,225,322 during the nine months ended April 30, 2006. The decrease of cash used in operating activities were due to a significant decrease in outside engineering and consultant expense related to cassette development, offset by an increase in unrealized holding gain of $50,612 in the deferred compensation trust.

The Company has historically funded its operations generally through cash flow generated from operations. Management believes that current cash balances will be sufficient to fund our capital and liquidity needs for at least the next twelve months. If the company continues to expend its capital resources at the current rate in the research and development of the BACcelr8r, it may have to seek capital resources from other sources to meet its obligations in the future.

Item 3. Controls and Procedures
-------------------------------

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2007. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated, recorded, processed, summarized, reported and communicated to the Mr. Geimer, to allow timely decisions regarding required disclosure. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2007.


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

Item 6. Exhibits
----------------

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

Dated: June 13, 2007                ACCELR8 TECHNOLOGY CORPORATION


                                    /s/ Thomas V. Geimer
                                    --------------------
                                    Thomas V. Geimer, Secretary, Chief Executive
                                    Officer and Chief Financial Officer


                                    /s/ Jan Blue
                                    --------------------
                                    Jan Blue, CPA, Principal Accounting Officer