Form 10KSB
period 2007-07-31
ACCELR8 TECHNOLOGY CORP
filed 2007-10-29
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended: July 31, 2007

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2007 were $183,130.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 25, 2007 was approximately $26,948,061 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of July 31, 2007 was 9,971,210.

Documents incorporated by reference       None

Transitional Small Business Disclosure Format      Yes [ ] No [X]

TABLE OF CONTENTS
                                                                           PAGE
PART I                                                                     ----

     Item 1.   Description of Business....................................  3

     Item 2.   Description of Property....................................  16

     Item 3.   Legal Proceedings..........................................  16

     Item 4.   Submission of Matters to a Vote of Security Holders........  16

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters
                 and Small Business  Issuer Purchase of Equity Securities.  16

     Item 6.   Management's Discussion and Analysis or Plan of Operation..  17

     Item 7.   Financial Statements.......................................  24

     Item 8.   Changes in and Disagreements With Accountants on
                 Accounting and Financial Disclosure......................  24

     Item 8A.  Controls and Procedures....................................  24

     Item 8B.  Other Information..........................................  25

PART III

     Item 9.   Directors, Executive Officers, Promoters, Control Persons
                 and Corporate Governance; Compliance With Section 16(a)
                 of the Exchange Act......................................  25

     Item 10.  Executive Compensation.....................................  28

     Item 11.  Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...............  35

     Item 12.  Certain Relationships and Related Transactions, and
                 Director Independence....................................  36

     Item 13.  Exhibits...................................................  36

     Item 14.  Principal Accountant Fees and Services.....................  37

SIGNATURES................................................................  38

Financial Statements......................................................  F-1

Notes to Financial Statements.............................................  F-6

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

PART I

Item 1. Description of Business

History And Development Of The Company

     Accelr8 Technology Corporation ("Accelr8" or "the Company"), a Colorado corporation, was incorporated on May 26, 1982. The Company's office and laboratory are located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221, and our telephone number is 303-863-8088.

     On January 18, 2001, we acquired the OpTest portfolio of technologies ("OpTest") from DDx, Inc. ("DDx"). Since the acquisition of the OpTest assets, we have focused primarily upon furthering the research and development of the acquired technologies, and the development of revenue producing products related to that technology. The purchase of OpTest provided us with a proprietary surface chemistry formulation and quantitative bio-analytical measurement instruments. We have supplemented these assets to develop the BACcel(R) technology platform for applications related to rapid identification of bacteria and their antibiotic resistance.

     Before our acquisition of OpTest, we provided software tools and consulting services for system modernization solutions for Digital Equipment Corporation
(DEC), VMS legacy systems. On July 30, 2004, we completed the sale of the assets related to the software business.

Business Strategy

     Our vision is to develop and commercialize an innovative, integrated system to rapidly identify bacteria and their mechanisms of antibiotic resistance in critically ill patients. Our broad strategy is to prove the validity of our technology and recruit a medical device or diagnostics industry leader as an alliance partner for commercialization.

     We plan a phased introduction and secondary technology "spin-off" licenses in non-competing applications. The phased strategy reduces technical and regulatory risks while preserving the impact potential on medical opinion leaders and decision makers.

     We envision our role as licensor and alliance partner as leading the technical development, validating the analytical methods, expanding the product line, and integrating additional capabilities into the platform.

Products

BACcel(R) System Development

     We are developing an innovative diagnostic product, the BACcel(R) system, intended for rapid diagnosis in life-threatening bacterial infections. Management believes that Accelr8 has the only development program in the world that addresses a major, overlooked gap in managing hospital acquired infections
(HAI). The gap is the high failure rate of initial antibiotic therapy caused by laboratory delay in identifying adequate antibiotics. Widespread and complex antibiotic resistance now results in approximately 20% to 40% of cases receiving inadequate initial therapy. Medical experts believe that inadequate initial therapy substantially elevates the risk of severe morbidity and mortality in critically ill patients.

     Our goal is to reduce the time required to guide initial therapy from 2-3 days typically required by current methods to less than 8 hours, intending thereby to reduce the failure rate of initial therapy. To summarize the current situation:

1. Each year in the US, 2 million patients contract a bacterial infection after being admitted to a hospital. Of these, approximately 90,000 die from the infection.
2. Hospital Intensive Care Units (ICUs) have the highest mortality rates from hospital acquired infection. Risk increases with length of stay, and the use of invasive devices such as mechanical ventilators and vascular catheters.
3. When an ICU patient begins to show symptoms of infection, the physician must begin treatment within 2-4 hours. Otherwise, a rapidly progressing infection can overwhelm a patient who is already critically ill.
4. Lab cultures typically take 2-3 days to identify the infectious organism and test its drug susceptibility. The physician cannot wait, but must proceed with an empiric cocktail of broad-spectrum antibiotics based on clinical judgment.
5. Initial empiric therapy proves inadequate in approximately 20% to 40% of cases because of widespread and complex antibiotic resistance. However, switching from inadequate therapy to lab-directed therapy as soon as the next day fails to improve outcomes.
6. Because of the lack of rapid diagnostic tests, HAI remains a major cause of severe complications and mortality in the ICU.

     Despite best efforts at prevention, HAI will remain a major challenge. Novel rapid diagnostics therefore have a unique opportunity to establish a permanent role in managing HAI.

     The rate of new antibiotic development has declined markedly since the 1960s, but bacteria continually evolve and share new mechanisms of drug resistance. These trends mean that each passing year reduces the number of cases that can be treated successfully with any particular drug. Initial empiric therapy, lacking laboratory guidance, tends to become less successful over time. According to the Infectious Diseases Society of America and other medical organizations, the lack of new drugs has become a major threat to public health. In reviewing the trends, medical experts ask whether medicine is approaching "the end of the antibiotic era" and fighting an "unwinnable war."

     New emphasis on hygiene and other preventive practices does have beneficial impact. However, bacteria have become so well adapted to the hospital that the best preventive efforts do not eradicate them. Even in hospitals that lead in best preventive practices, endemic hospital-adapted strains continue to cause high rates of attributable morbidity and mortality.

     Management believes that the diagnostics industry and the biomedical research community have overlooked the gap caused by slow diagnostic methods. Accordingly, we conceived the BACcel(R) rapid diagnostic system to close this vital gap.

     The system applies our proprietary technology to provide advantages in bacterial strain identification, particularly with regard to antibiotic resistance. Proprietary technologies include our OptiChem(R) surface coatings and assay processing methods. We have received patents or we have patent applications pending for the BACcel(R) system differentiating technology components and methods.

     The BACcel(R) system achieves speed by eliminating bacterial cultures. It applies well-accepted bacteriological principles, but uses proprietary technology to adapt them to analyze live bacteria extracted directly from a patient specimen. Management believes that the BACcel(R) system will make it possible to individually analyze each of thousands of extracted bacterial cells and to produce results in a few hours rather than the 2-3 days typically required by current methods.

     Based on internal lab data, we believe that the BACcel(R) system will identify the organisms present in a patient's specimen and count the number of organisms of each type in less than 2 hours after receiving a specimen. We believe that it will then additionally report major categories of antibiotic resistance mechanism present for each type of organism within a total of 4-6 hours after receiving a specimen. The clinical purpose of this version is to narrow the drug choices available for initial therapy by rapidly reporting presumptive identification and major resistance types.

     The goal for the BACcel(R) system is to rule out drugs that are likely to fail and to monitor the effects of therapy. The 2-hour quantitative identification is quick enough to help guide initial therapy. The 4-6 hour resistance type identification is quick enough to guide a change in therapy while a change can still make a difference in outcomes. Quantitative identification in less than 2 hours also enables near-real-time assessment of the effects of therapy, and monitoring for emerging resistance or secondary infection.

Additional Products

     In addition to BACcel(R) system development, we have developed and out-licensed OptiChem(R) surface coatings for use in microarraying components. In this business segment we provide development services to potential licensees and industrial customers. For these customers, we also produce limited quantities of new products for technical and market evaluations.

     OptiChem(R) coatings have potential value in other applications as well. When appropriate, we fund limited technical projects with outside organizations or adapt our own development to assess feasibility. Examples include:

o    Analytical devices such as molecular sensors;
o    Tissue and cell culturing labware for live-cell analysis;
o    Medical devices to reduce bacterial biofilm formation;
o    Patient specimen containers to reduce loss of critical analytes;
o Pharmaceutical packaging to extend shelf life and reduce the loss of costly biotech drugs; and
o Coatings to prevent bio-fouling (microbial mat formation and corrosion) in a variety of industrial and commercial applications.

Research And Development

     The BACcel(R) system will include a fixed instrument and proprietary single-use (disposable) analytical cassette or cartridge. Each patient test (a single specimen) will require one single-use cassette.

     We have used two laboratory prototype instruments in development for more than two years in our own studies. As the design for single-use cassettes evolved, we have successfully adapted and simplified the instrumentation. Similarly, the cassette design has evolved to a simplified form that minimizes technical risks for the first commercialized products.

     For BACcel(R) system product development, our internal technical team leads the development by advancing the biological methods, establishing the performance requirements, and designing the system architecture. For product design, we have contracted with specialist engineering firms under the direction of a single prime contractor. These firms are well established in medical device development. In all cases these organizations pre-assign all new intellectual property to Accelr8 without future obligations by Accelr8. We retain full ownership without needing a license or payment of royalties.

     We are developing custom antibodies for species identification and other assays using proprietary processes that we have developed. Commercial antibody sources do not exist for some of the species contained in our bacterial panels. In other cases commercial sources cannot provide antibodies that meet our performance criteria. We believe that custom antibodies derived from this development program will add significant asset value and competitive advantages. In this program we own the antibodies and any intellectual property that may emerge as a result of our development methods.

     We are also developing new OptiChem(R) coating methods for BACcel(R) system cassette production. In one formulation, we use OptiChem(R) to prevent bacteria from adhering to flow channel walls and being lost to analysis. In another formulation, we are adapting OptiChem(R) to immobilize bacteria in specific locations where the BACcel(R) system's automated microscope views them.

     Using lab prototype instruments, our technical team has developed successful analytical methods. We periodically publish the research results at peer-reviewed scientific meetings.

During the years ended July 31, 2007 and 2006, we spent approximately $991,581 and $2,155,988 respectively on research and development activities.

Sales, Licensing, And Alliances

     In 2004 we granted Schott Jenaer Glas GmbH ("SCHOTT"), which is a global leader in high-quality glass manufacturing, a two-year exclusive global license with an additional one-year option to manufacture and market OptiChem(R) microarraying products. The license includes the use of OptiChem(R) on glass slides for gene and protein microarraying. SCHOTT has exercised its right to a third year of non-exclusive production, which expires in November 2007. SCHOTT has indicated its intent to renew this license however, there can be no assurance that SCHOTT will renew the license. We also granted SCHOTT a two-year license on a different version of OptiChem(R), which expires in December 2008.

     In addition, from time to time we may enter into other types of funded development agreements for custom OptiChem(R) coatings. Part of such relationships may include supply agreements for prototype and pilot manufacturing of the resulting products.

     Management believes that microarray substrate and other OptiChem(R)-related sales will continue, and that there will be nominal royalties and licensing fees with SCHOTT in the next fiscal year; however, there can be no assurance that sales will occur or that revenues will be generated.

     During the fiscal years ended July 31, 2007 and 2006, total revenues were $183,130 and $212,701, respectively of which $108,280 and $155,701, respectively were related to OptiChem(R) slide revenues. Of the total OptiChem(R) slide revenues during the fiscal years ended July 31, 2007 and 2006, $83,464 (45.6%) and $121,353 (57.1%) were from SCHOTT.

Competition

     To the best of management's knowledge, no other company now has a product or is developing a product intended for the same clinical application as the BACcel(R) system. Therefore we are not aware of any actual or impending competitor.

     Publicity frequently appears in the press concerning new products for rapid bacterial identification using genes or other molecular markers ("molecular diagnostics"). Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such innovations. Nevertheless, management's assessment based on scientific data and discussions with industry experts is that known marker methods are not likely to obsolesce the BACcel(R) system's methods. Antibiotic resistance is highly complex, and even the simplest apparent mechanisms reveal complexity upon close analysis. Although a few gene markers have clinical value, most resistance mechanisms have no known reliable genetic correlates.

     The BACcel(R) system offers performance that we believe cannot be duplicated by known molecular diagnostics methods. For practical clinical application, a diagnostic method must be able to differentiate mixed organisms from whole patient specimens on the basis of genus and species, live and dead bacterial cells, heterogeneous character expression, and quantitative content. To the best of management's knowledge, the BACcel(R) system is the only platform that offers this analytical capability combined with same-shift turnaround.

     We believe that future diagnostics will continue to require "phenotyping" methods to determine antibiotic resistance. Phenotyping characterizes bacterial strains by measuring the behavior of live cells upon challenge with different materials.

     We further believe that we will not need to displace installed general-purpose culturing systems in order to sell the BACcel(R) system. We have identified specific diseases for which there is an urgent clinical need for same-shift detection. These diseases also result in major hospital costs that we believe can only be reduced, in the absence of effective prevention, by a product that performs as we intend the BACcel(R) system to perform.

     Even so, we assume that market leaders in diagnostic products may discover, invent, or acquire competing technology at some point in the future.

     The leading companies with automated microbiological testing include Becton Dickinson (NYSE: BDX), bioMerieux (France), Dade Behring (being acquired by Siemens), and Trek Diagnostics (recently acquired by Magellan Biosciences, private). These products provide broad-based culturing and analysis of a wide variety of bacteria.

     Many of our potential competitors have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our potential competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our potential competitors could develop technologies and methods for materials that render our technologies and methodologies less competitive.

Operations

     We own all of our laboratory equipment. We lease approximately 6,400 square feet of laboratory and administrative space. Within the laboratory facility we constructed a cleanroom for R&D and pilot production. We believe the facility has adequate capacity to implement the current product development plan.

     We have identified second sources for all materials used in OptiChem(R) formulation.

     BACcel(R) system instrumentation development requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. In all applicable cases, we own the production tooling and believe that we will be able to qualify secondary sources. We plan to maintain inventory levels sufficient to bridge second-source response times and include an adequate safety factor.

     We have sold a manufacturing and marketing license to SCHOTT for the production of microarray slides. As we approach commercialization for the BACcel(R) system, we plan to engage experienced outsource vendors to produce finished goods thus avoiding costly investment for a manufacturing facility.

Intellectual Property

     We rely upon a combination of patent, copyright, trademark and trade secret laws; employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect our proprietary rights. We are committed to aggressively develop a continuing stream of intellectual property and to defend our position in key technologies.

     Accelr8's first patent on the OptiChem(R) technology, U.S. Patent No. 6,844,028 titled "Functional Surface Coating" was issued on January 18, 2005. The patent specification covers the core OptiChem(R) technology. On June 27, 2006, the United States Patent Office issued Patent No. 7,067,194 which awarded the Company a patent for devices that use OptiChem(R) coatings. Additional OptiChem(R) United States and international patent filings are in prosecution.

     Accelr8 broadened the scope of its instrument patent claims by filing additional provisional patent applications during the 2006 fiscal year. Management believes that these filings address many of the core BACcel(R) system methods, and include additional instrumentation and specimen preparation inventions related to the BACcel (R)system.

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

     We have registered trademarks for: OptiChem(R), BACcel(R), Oter(R), BACcelr8r(TM), and Quantum Microbiology(TM).

Employees and Consultants

     We have 10 full-time employees and contracts with four consultants. We have not entered into any collective bargaining agreements

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

     Need To Develop Market For Products. We have received only nominal revenue from sales based on products using our OptiChem(R) technology. Our principal competitors and the areas in which they compete with us are described more fully in "Competition." While we have received nominal revenues from sales of our OptiChem(R) products, there is no assurance that we will be successful in marketing our OptiChem(R) products or the BACcel(R) system when its development is complete. Further, there is no assurance we will receive additional revenues in the future. Further, we have experienced losses from operations and negative cash flow that is likely to continue unless we are able to complete the development of the BACcel(R) system and sell it into the marketplace. If we continue to experience losses from operations and negative cash flow as we have in the past, it may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

     Our Success Depends Partly On Our Ability To Successfully Introduce New Products. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce new products, including but not limited to the BACcel(R) system and BACcelr8r(R) into the marketplace in a timely manner. Our technology requires significant knowledge and experience in biochemistry. In addition, we must continue to develop new applications for our existing technologies. Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies are superior to other technologies and products that are currently available or may become available in the future.

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

     If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, our competitive position, our ability to complete the development of the BACcel(R) system and future sales of this product could suffer.

Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal to or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. If customers prefer these alternative technologies to our technology, it may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

     Competition. The industry in which we compete is subject to rapid technological changes, and we do and may face competition for our products. We may also face competition from non-medical device companies, including pharmaceutical companies that may offer alternatives to our products. Many of our competitors have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods for materials that render our technologies and methodologies less competitive. Accordingly, if new competitors introduce new products that are more effective than our current and proposed technologies, it may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

     Control By Management. At October 25, 2007, our officers and directors owned or controlled of record approximately 962,550 or 10.89% of the outstanding shares of our Common Stock (excluding shares held in the Rabbi Trust). If they exercise all of the options that they currently hold, they will own 1,647,550 or 17.29% of the then outstanding shares of our Common Stock (excluding shares held in the Rabbi Trust). Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares Eligible For Future Sale. As of July 31, 2007, we had reserved 1,500,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans. As of July 31, 2007, 599,000 options had been granted pursuant to the Qualified Plan with 17,500 of these options exercised, 224,000 options that expired, leaving 342,500 available for grant and 310,000 options had been granted pursuant to the Non-Qualified Plan, 50,000 options were cancelled, 75,000 of these options exercised, 0 options that expired leaving 115,000 available for grant. As of July 31, 2007, 435,000 options had been granted pursuant to the Omnibus Plan with none of these options exercised, 80,000 of these options expired leaving 145,000 were available for grant. As of October 25, 2007, there were 537,295 outstanding shares of our Common Stock, not held by our officers, directors or in the Rabbi Trust that are restricted securities whose restrictions have lapsed and may be sold as unrestricted securities. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

     The Loss Of Our Major Customers Could Significantly Reduce Our Revenue. During the fiscal year ended July 31, 2007, total revenues from SCHOTT were $83,464 or 45.6% of revenues. During the fiscal year ended July 31, 2006, total revenues from SCHOTT were $121,353 or 57.1% of total revenues. There can be no assurance that revenue from SCHOTT or any customer will continue at their historical levels. Loss of SCHOTT or another one or more of our current clients could have a material adverse effect on our business, financial condition and results of operations. If we cannot broaden our customer base, we will continue to depend on a few clients for the majority of our revenue.

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

     Our Results Of Operations Will Be Adversely Affected If We Fail To Realize The Full Value Of Intellectual Property. As of July 31, 2007, our total assets of $6,138,087 included $3,472,103 of Intellectual Property. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset. Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

     Our business strategy approach may be adversely affected by potential healthcare reform. Our vision is to develop and commercialize an innovative, integrated system for rapid identification of bacterial and its antibiotic resistance in critically ill patients. Healthcare reform and the growth of managed care organizations have been considerable forces in the diagnostics industry. These forces continue to place constraints on the levels of overall pricing and thus could have a material adverse effect on our future profit margins of our products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our customer base. In and outside the United States, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on our future sales and /or profit margin.

     We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues. The BACcel(R) system will integrate many of our component systems and processes. For the year ended July 31, 2007, we spent $991,581 and during the fiscal year ended July 31, 2006 we spent $2,155,988 on research and development expenses. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel(R) System. There can be no assurance that the BACcel(R) system will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion.

     Changes in our business strategy or plans may adversely affect our operating results and financial condition. If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop the BACcelr(R) system or other new products. The expense of such change could adversely affect our operating results and financial condition.

     Compliance costs with recently enacted changes in the securities laws and regulations pursuant to the Sarbanes-Oxley Act of 2002 will increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure, accounting and compliance practices. In response to the requirements of that act, the

Securities and Exchange Commission and the American Stock Exchange have promulgated rules on a variety of subjects. Compliance with these rules as well as the Sarbanes-Oxley Act of 2002 has increased our legal, financial and accounting costs, and we expect the cost of compliance with these new rules to continue to increase and to be permanent. Further, the new rules may increase the expenses associated with our director and officer liability insurance.

     Our stock price has been volatile and may continue to be volatile; Dividend Policy. The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors." The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions taken by investors from time to time in our stock. During the fiscal year ended July 31, 2007, the closing sale price for our common stock ranged from $2.76 to $1.65 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

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

     We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings. We have historically relied upon our cash assets to fund our operating losses and will continue to incur operating losses until we are able to complete the development of the BACcel(R) system and sell it into the marketplace. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Further, any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

     We have the authority to issue up to 14,000,000, shares of Common Stock (of which, as of October 26, 2007, 9,971,210 shares were outstanding) and to issue options and warrants to purchase shares of our Common Stock. Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock.

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

Item 2. Description of Property.

     We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221. The monthly rent and utilities average $5200 per month. The lease expires on September 30, 2009.

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

         Quarter Ended                     High              Low
         -------------                     ----              ---

         Fiscal 2007
         October 31, 2006                  $2.76            $1.99
         January 31, 2007                  $2.50            $1.75
         April 30, 2007                    $2.20            $1.69
         July 31, 2007                     $2.45            $1.65

         Fiscal 2006
         October 31, 2005                  $3.33            $2.94
         January 31, 2006                  $3.30            $2.70
         April 30, 2006                    $3.25            $2.75
         July 31, 2006                     $3.15            $2.01


     The closing price for our Common Stock on October 25, 2007 was $3.42. On October 25, 2007, the Company had approximately 280 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. The Company believes that there are approximately 1,650 beneficial owners of its Common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     On January 18, 2001, Accelr8 purchased the OpTest portfolio of technology assets and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem(R)) and quantitative instrument (QuanDx). Our proprietary surface chemistry and its quantitative instruments support rapid assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare assessments. The Company sells advanced microarray slides coated with its proprietary OptiChem(R) activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. This property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

     On November 24, 2004 the Company entered into an exclusive two year manufacturing and marketing agreement (the "License Agreement") with SCHOTT Jenaer Glas (GMBH) of Jena Germany for OptiChem(R) coated amine-reactive slides (Slide H). Pursuant to the License Agreement, SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. An additional $15,000 in deferred revenue was recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement, SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. An optional 1-year non-exclusive license extension to market and manufacture Slide H was exercised by SCHOTT on September 27, 2006. This license expires November 23, 2007.

     On June 2, 2005 the Company signed a second Supply Agreement (Slide HS) with SCHOTT which expired on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. SCHOTT exercised this right and paid the Company $15,000 for training on manufacturing of Slide HS. Subsequently, SCHOTT paid $9626.45 in royalties for Slide HS sold during 2006.

     On December 21, 2006, the Company and SCHOTT entered into an agreement for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides (the "Slide HS Agreement"). The Slide HS Agreement granted SCHOTT the right to manufacture and market Streptavidin coated microarray slides for 2 years through December 31, 2008. In connection with the Slide HS Agreement, SCHOTT paid the Company a $50,000 license fee and $50,000 prepaid royalty payment.

     During the fiscal year ended July 31, 2007, SCHOTT paid the Company $50,000 in royalties and license fees and deferred revenues of $30,614 in prepaid royalties were recognized.

     For a complete description of the research and development we intend to perform during the fiscal year ending July 31, 2008, see "Item 1. Description of Business." We also intend to begin BACcel(R) system product design and development during the fiscal year ending July 31, 2008. In addition, we expect to conduct further custom OptiChem(R) coating development in projects funded by industrial customers.

Selected Financial Data

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2007 and 2006 and for each of the two years in the period ended July 31, 2007 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                        Year Ended July 31
                                                   ----------------------------
Statement of Operations Data:                          2007             2006
                                                   -----------      -----------
                                                    (In thousands, except per
                                                            share data)

Total Revenue                                              183              213
                                                   -----------      -----------

Loss from operations                                    (2,114)          (3,204)
                                                   -----------      -----------


Weighted average shares outstanding                  9,967,034        9,967,034


Basic and diluted net loss per share               $     (0.19)     $     (0.30)
                                                   -----------      -----------

Balance Sheet Data:                                    2007             2006
                                                   -----------      -----------

Working capital                                    $     1,376      $     2,922
Current assets                                           1,532            3,084
Current liabilities                                        155              162
Total assets                                             6,138            7,848
Total liabilities                                        1,258            1,109
Shareholders' equity                                     4,880            6,739

Results of Operations

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

     Fiscal year ended July 31,                         2007         2006
                                                        ----         ----
     Total revenues from operations                      100%         100%
     Research and development                           (541)       (1014)
     General and administrative                         (502)        (390)
     Amortization                                       (131)        (111)
     Cost of sales                                       (31)         (20)
     Marketing and sales                                  (9)         (35)
     Depreciation                                        (40)         (37)

     Net loss                                          (1051)%      (1425)%
                                                       =======      =======

Changes in Results of Operations: Year ended July 31, 2007 compared to year ended July 31, 2006

     OptiChem(R) slide revenues for the year ended July 31, 2007 were $108,280 as compared to $155,701 for the year ended July 31, 2006, resulting in a decrease of $47,421, or 30.5%. The decrease in OptiChem(R) revenues was primarily due to a decrease in sales of slide H to SCHOTT.

     Consulting fees for the year ended July 31, 2007 were $22,000 as compared to $0 during the fiscal year ended July 31, 2006. The consulting fees were recognized from the completion of phase 2 of the Feasibility Testing Agreement with Promega.

     License fees for the year ended July 31, 2007 were $50,000 as compared to $57,000 during the fiscal year ended July 31, 2006, a decrease of $7,000 or 12.3%. The decrease in license fees was primarily the result of the focus of the Company on research and development of the BACcel(R) system as compared to the marketing and sales of Optichem(R) slides.

     Option fees for the year ended July 31, 2007 were $2,850 as compared to $0 during the fiscal year ended July 31, 2006. The option fees were was the value of slides provided by SCHOTT for an option to exercise the Slide HS Agreement.

     Cost of sales for the year ended July 31, 2007 were $56,646 compared to $41,604 during the year ended July 31, 2006, a decrease of $15,042 or 36.2%. This increase was due to an increase in material costs for chemicals for Optichem(R). The cost of sales as a percentage of OptiChem(R) revenues was 52.3% for the year ended July 31, 2007 as compared to 26.7% for the year ended July 31, 2006.

     Research and development expenses for the year ended July 31, 2007, were $991,581 as compared to $2,155,988 during the year ended July 31, 2006, a decrease of $1,164,407 or 54%. This major decrease was due to a decrease in BACcel(R) system consulting fees paid for outside engineers to $32,028 during the year ended July 31, 2007 from $1,062,166 during the year ended July 31, 2006, a decrease of $1,030,138 or 96.99%. The laboratory expense and supplies were $175,101 for the year ended July 31, 2007 as compared to $217,527 for the year ended July 31, 2006, a decrease of $42,426 or 19.5%. The decrease in the laboratory expense and supplies was primarily the result of decreased direct supply costs related to the development of the BACcel(R) system.

     General and administrative expenses for the year ended July 31, 2007 were $920,175 as compared to $828,745 during the year ended July 31, 2006, an increase of $91,430 or 11.3%. The following summarizes the major components of the changes:

                                                                       Increase
                                             2007          2006       (Decrease)
                                             ----          ----       ----------
Audit and Accounting                       $ 34,821      $ 37,170      $ (2,349)
Consulting Fees                              29,479        40,150       (10,671)
Corporate and Shareholder                    52,744        51,023         1,721
Corporate Insurance                          42,105        43,161        (1,056)
Deferred Compensation                       156,135        86,169        69,966
Employee Benefits                            82,317       103,821       (21,504)
Payroll Taxes                                67,956        70,334        (2,378)
Salaries                                    362,879       319,227        43,652
Travel                                        5,450        13,105        (7,655)
Legal                                        47,606        30,078        17,528
Miscellaneous Other                          38,683        34,507         4,176
                                           --------      --------      --------
                                           $920,175      $828,745      $ 91,430

     The decrease in consulting fees of $10,671 was due to a decrease in fees paid to several consultants who performed software development services. The change in deferred compensation was due to a market gain on related investments. Payroll taxes decreased and employee benefits were reduced by $23,882 during fiscal year ended July 31, 2007, because of a fewer full time employees. Salaries expense increased due to certain employee compensation increases. Legal fees increased by $17,528 due to an increase in patent filings.

     The increase in amortization for the year ended July, 31 2007 was negligible.

     Depreciation for the year ended July 31, 2007 was $73,528 as compared to $79,295 during the year ended July 31, 2006 a decrease of $5,767 or 7.3%. The decreased depreciation was primarily due to not replacing equipment.

     Marketing and sales expenses were $15,496 for the year ended July 31, 2007 as compared to $74,909 during the year ended July 31, 2006, a decrease of $59,413 or 79.3%. The decrease was primarily the result of not producing any marketing materials or product literature.

     As a result of these factors, loss from operations for the year ended July 31, 2007 was $2,114,479 as compared to a loss of $3,204,523 for the year ended July 31, 2006, a decreased loss of $1,090,044 or 34.02%.

     Interest and dividend income for the year ended July 31, 2007 was $111,567 as compared to $181,243 for the year ended July 31, 2006, a decrease of $69,676 or 38.4%. The decrease was due to a lower interest rate earned on our cash balances and lower balances as the company continued to support the research and development of the BACcel(R) system.

     Unrealized gain on marketable securities held in the deferred compensation trust for the year ended July 31, 2007 was $64,849 as compared to an unrealized loss of $15,671 during the year ended July 31, 2006. The unrealized gain was a result of market fluctuations on the securities that are held in the deferred compensation trust.

     Miscellaneous Other Expenses were $13,820 for the year ended July 31, 2007 as compared to $8,330 for the year ended July 31, 2006, an increase of $5,490 or 61.5%. The increase in Miscellaneous Other Expenses was due to increased refunds for overcharges for workers compensation insurance premium and occupational tax.

     As a result of these factors, net loss for the year ended July 31, 2007 was $1,924,243 as compared to $3,030,621 during the year ended July 31, 2006, a decreased loss of $1,106,378 or 36.5%.

Capital Resources and Liquidity

     During the fiscal year ended July 31, 2007, we did not generate positive cash flows from operating activities. The primary sources of capital have been from sales and our existing cash balance. As of July 31, 2007, the Company had $1,393,669 in cash and cash equivalents, a decrease of $1,610,667 from $3,004,336 at July 31, 2006. The primary reasons for change in cash and cash equivalents were cash used for operating activities of $1,535,667 plus $75,000 net cash used in investing activities.

     For the year ended July 31, 2007, we spent $991,581 on research and development expenses. As of the date of this annual report, we have only realized nominal revenues from the sale of our products. Notwithstanding our investments in research and development, there can be no assurance that the BACcel(R) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. As of July 31, 2007, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months.

     The following summarizes the Company's capital resources at July 31, 2007 compared with July 31, 2006:

                                                                      Increase
                                     July 31, 2007  July 31, 2006    (Decrease)
                                     -------------  -------------   ------------

Cash and cash equivalents             $ 1,393,669    $ 3,004,336    $(1,610,667)
Current assets                        $ 1,531,615    $ 3,084,175    $(1,552,560)
Total Assets                          $ 6,138,087    $ 7,848,223    $(1,710,136)
Current liabilities                   $   155,331    $   162,488    $    (7,157)
Working capital                       $ 1,376,284    $ 2,841,848    $(1,465,564)
Net cash (used in) operating
  activities                          $(1,535,667)   $(2,640,956)   $(1,105,289)
Net cash (used in) provided by
  investing activities                $   (75,000)   $    81,033    $  (156,033)


     Our primary use of capital has been for the research and development of the BACcel(R) system. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with our existing cash balance, additional issuance of equity or debt securities and/or a capital infusion from potential partners in the development of the BACcel(R) system. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders'.

Capital Commitments

     As of July 31, 2007, the Company had one outstanding lease commitment in the amount of $120,271 through September 30, 2009 and an employment agreement with Tom Geimer, our Chairman and Chief Executive Officer which calls for the aggregate payments of approximately $175,000 during the period from July 31, 2007 to December 31, 2007. See Note 12 to financial statements "Operating Leases" and "Employment Agreement." On September 29, 2007, the Compensation Committee approved entering into a new employment agreement with Mr. Geimer, effective on January 1, 2008 on substantially similar terms as Mr. Geimer's current employment agreement, which will provide for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new employment agreement would expire on December 31, 2012.

Recent Accounting Pronouncements

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (an interpretation of FASB Statement No. 109) ("FIN 48"). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 becomes effective for the Company on October 31, 2007.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This issuance is effective for fiscal year ends beginning after November 15, 2007.

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

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2007 and July 31, 2006, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

Contractual Obligations

     The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2007.

                           Contractual Obligations(3)

Payments Due By Period
                                              1 to 3       4 to 5     More than
                                  Total        years        years      5 years
                               ----------   ----------   ----------   ----------
Office and Laboratory          $  120,271   $  120,271          -0-          -0-
Lease Payments(1)

Thomas V. Geimer               $1,375,000   $  720,000   $  480,000   $  175,000
Employment Contracts(2)

(1) Includes monthly deposits for taxes and assessments, landlord's liability insurance and common facilities charges. We have a two-year lease agreement that began on October 1, 2007 for our office and laboratory located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221.
(2) Calculated as of July 31, 2007. Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2007, which payment was made on October 26, 2007. On October 29, 2007, the Compensation Committee approved a new employment agreement with Mr. Geimer upon the expiration of Mr. Geimer's current employment agreement on substantially similar terms as his previous employment agreement, which provides for an annual base salary of $165,000 with annual deferred compensation of $75,000 and expires on December 31, 2012. See "Item 10-Executive Compensation." The amounts from the new employment agreement are reflected above.
(3)  Excludes accounts payable and accrued liabilities.


Item 7. Financial Statements

     The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 8A. Controls and Procedures

     An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2007. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended July 31, 2007.

Item 8B. Other Information.

     Not Applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

     Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

     Directors, Executive Officers, and Key Employees and Key Consultants

     Thomas V. Geimer              60    Secretary, Chief Executive Officer,
                                         Chief Financial Officer, Chairman of
                                         the Board
     David C. Howson               63    President
     Charles E. Gerretson (1)      62    Director
     A. Alexander Arnold III (1)   66    Director
     Ken Emoto, Ph.D.              43    Senior Scientist
     Steven W. Metzger             33    Senior Scientist
     David W. Grainger, Ph.D.      47    Chairman, Scientific Advisory Board,
                                         Consultant
     David Goldberg, Ph.D.         53    Consultant
     Marin Kollef, MD              50    Consultant

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

     Ken Emoto Ph.D. has been a Senior Scientist with Accelr8 since June 2004. From 2001 through 2003, Mr. Emoto contributed to three projects for the delivery of small to large drug molecules utilizing polymers at Nektar Therapeutics. Mr. Emoto earned his Ph.D. in Materials Science from the University of Alabama. He specializes in the preparation of polymer coated surfaces for biomedical and biotechnical applications.

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

     David Goldberg, Ph.D. has been a consultant to the Company since October 2002. Dr. Goldberg received his Doctorate in Biology from the California Institute of Technology. He did postdoctoral studies at Harvard and at the Molecular Biology Laboratory of the MRC, Cambridge. Dr. Goldberg has wide-ranging expertise in analytical systems and engineering as well as molecular biology. He is the inventor of the Company's proprietary molecular capture methodology and has been an officer / founder of various startup technology companies that have focused on areas that apply to our business, i.e. vapor deposition sputtering and tunable thin film filter technologies.

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

Audit Committee Report

     The Audit Committee has reviewed and discussed with management the Company's audited financial statements for the year ended July 31, 2007.

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

     Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2007 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

     A. Alexander Arnold III
     Charles E. Gerretson

Compliance With Section 16(a) of The Exchange Act

     Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2007, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met except that Thomas V. Geimer filed a delinquent Form 4 on January 4, 2007 reporting one transaction that was required to be filed on January 3, 2007.

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

     Accelr8 Technology Corporation
     7000 North Broadway, Building 3-307
     Denver, Colorado 80221

Item 10. Executive Compensation

Compensation Discussion and Analysis

     Our executive compensation program for Thomas V. Geimer and David C. Howson, the named executive officers (the "NEOs") is administered by the Company's compensation committee, which is comprised of A. Alexander Arnold III and Charles E. Gerretson.

Compensation Objectives

     We believe that the compensation programs for the NEOs should reflect our performance and the value created for the Company's stockholders. In addition, the compensation programs should support the long-term strategic goals and values of the Company, and should reward individual contributions to the Company's success. We believe that the structure of the compensation programs for our executives reflects these objectives. Our compensation programs consist of two basic components: base salary and long-term compensation.

Elements of Compensation

     The elements of our compensation program include: (1) base salary and (2) long term compensation.

     Base Salary. The NEOs are paid a base salary. Base salary for the NEOs is established based on the scope of their responsibilities, professional qualifications and the other elements of his/her compensation.

     Long-term Compensation. Long-term compensation is comprised of various forms of equity compensation. The long-term elements are designed to assist the Company in long-term retention of key personnel and further align the interests of the NEOs with our shareholders.

     The determination of each element of compensation to the NEOs is entirely in the discretion of the Compensation Committee. We do not currently use any specific benchmarks or performance goals in determining the elements of and the size of awards and compensation.

Equity Award Practices

     All equity awards are approved before or on the date of grant. The exercise price of at-the-money stock options and the grant price of all full-value awards is the closing price on the date of grant.

     Our equity award approval process specifies the individual receiving the grant, the number of units or the value of the award, the exercise price or formula for determining the exercise price and the date of grant. The Company has no program, plan or practice to the timing of its option grants.

Summary Compensation Table

     The following table summarizes the compensation of the NEOs for the fiscal years ended July 31, 2007 and 2006.

Name and           Fiscal                     Stock    Option   All other
Principal Position  Year     Salary   Bonus   Awards   Awards   Compensation   Total ($)
------------------  ----     ------   -----   ------   ------   ------------   ---------

Thomas V. Geimer    2007    $165,000   $0       0         0     $75,000(1)     $240,000
  Chief Executive   2006    $165,000   $0       0         0     $75,000(1)     $240,000
  Officer and
  Chief Financial
  Officer

David C. Howson     2007    $138,807   $0       0         0        $0          $138,807
  President         2006    $120,000   $0       0         0        $0          $120,000


(1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2007 and 2006.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based
Awards Table

Individual Arrangements and Employment Agreements

     The following is a description of the individual arrangements that we have made to each of the NEO's the with respect to their compensation. Mr. Geimer was paid during the fiscal year ended July 31, 2007 in accordance with his employment agreement with us, which is described. Mr. Howson does not have an employment agreement with the Company. In addition, Mr. Geimer also has a Change-in-Control payment that is described in the "Potential Payments Upon
Termination" below.

     Thomas V. Geimer - Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman of the Board of Directors

     Effective December 1, 2002, we entered into an employment agreement with Mr. Geimer. The agreement was negotiated and approved by the Compensation
Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2007. On September 29, 2007, the Compensation Committee approved entering into a new employment agreement with Mr. Geimer, effective on January 1, 2008 on substantially similar terms as Mr. Geimer's current employment agreement, which provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The new employment agreement would expire on December 31, 2012.

     In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer, or his estate, would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2007 would be $175,000. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation. In his positions as Chief Executive Officer and Chief Financial Officer, Mr. Geimer exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company. Mr. Geimer is also responsible for all duties incident to the title of Chief Financial Officer and Secretary.

     David C. Howson - President

     During the fiscal year ended July 31, 2007, we paid Mr. Howson $138,807 in cash compensation. Mr. Howson's salary is $150,000. Mr. Howson does not have an employment agreement with the Company. In his position as President, Mr. Howson supervises the technical development and develop product strategies. Mr. Howson further performs all duties incident to the title of President and such other duties as from time to time may be assigned to him by the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

     The following table sets forth information concerning options awards to Messrs. Geimer and Howson at the fiscal year ended July 31, 2007. The Company did not grant any options during the fiscal year ended July 31, 2007.

Option Awards
---------------------------------------------------------------------------------------------
                                      Number of     Number of
                                      Securities    Securities
                                      Underlying    Underlying
                                      Unexercised   Unexercised     Option     Option
                                      Options (#)   Options (#)     Exercise   Expiration
Name                Grant Date        Exercisable   Unexercisable   Price      Date
-----------------   ---------------   -----------   -------------   --------   --------------
Thomas V. Geimer    August 2, 2001    200,000       0               $1.45      August 1, 2011
                    August 27, 1999   100,000       0               $1.50      August 26, 2009

David Howson        March 16, 2005    225,000       0               $2.57      March 16, 2015
                    March 16, 2005    0             75,000          $2.57      March 16, 2015



Option Exercises During Fiscal Year

     There were no options exercised by the NEO's during the year ended July 31, 2007.

Potential Payments Upon Termination

Cash Compensation.

     Mr. Geimer's employment agreement contains provisions under which the Company will be obligated to pay Mr. Geimer certain compensation upon his termination. The following tables set forth the details of the estimated payments and benefits that would be provided to Mr. Geimer in the event that his employment with us is terminated for any reason, including a termination for cause, resignation or retirement, a constructive termination, a without cause termination, death, long term disability, and termination in connection with a change in control as of July 31, 2007.

                                                                                              Termination in
                     Termination by                                                           Connection
                     Mutual           Illness or                                Resignation/  with a Change
Thomas V. Geimer     Agreement        incapacity   With cause   Without cause   retirement    in Control
-----------------    --------------   ----------   ----------   -------------   ------------  ---------------
Cash Compensation    0                0            0            $415,000        0             $1,375,000
                                                                (1)(2)                        (1)(2)

(1) Represents the amounts due under Mr. Geimer's current employment agreement and not Mr. Geimer's new employment agreement. See "Individual Arrangements and Employment Agreements."
(2) Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2007, which payment was made on October 26, 2007.

     A change of control is defined in the employment agreement to mean the occurrence of one or more of the following three events:

          (1) Any person becomes a beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) directly or indirectly of securities representing 33% or more of the total number of votes that may be cast for the election of directors of the Company;

          (2) Within two years after a merger, consolidation, liquidation or sale of assets involving the Company, or a contested election of a Company director, or any combination of the foregoing, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board; or


          (3) Within two years after a tender offer or exchange offer for voting securities of the Company, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board.

Effects of Termination Events or Change in Control on Unvested Equity Awards

     All unvested stock option awards granted to Mr. Howson provide that upon a change of control, the unvested stock options will not immediately vest unless the contingencies to the stock options have been met.

Compensation of Non-Management Directors

     The Company did not pay its non-management directors any compensation during the fiscal year ended July 31, 2007.

Cash Compensation.

     We have not paid any cash compensation to our directors for their service on our Board of Directors.

Liability Insurance.

     The Company provides liability insurance for its directors and officers.
Carolina Casualty Insurance Company is the underwriter of the current coverage, which extends until January 7, 2008. The annual cost of this coverage is approximately $20,000.

Compensation Pursuant to Plans

     Deferred Compensation Plan. In January 1996, we established a deferred compensation plan for our employees. Contributions to the plan are provided for under the employment agreement detailed above. For each of the fiscal years ended July 31, 2007 and 2006, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2007 was made on October 26, 2007.

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

Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2007:



                                 Equity Compensation Plan Information

                             Number of securities
                              to be issued upon     Weighted-average     Number of securities remaining
     Plan Category                exercise          exercise price of    available for future issuance
                               of outstanding          outstanding      under equity compensation plans
                                  options,          options, warrants   (excluding securities reflected
                            warrants and rights        and rights              in the 1st column)
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation               897,500                 $2.06                      510,000
Plans approved by
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation              200,000 (1)              $2.25                        N/A
Plans not approved by
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Total                             1,097,500                                          510,000
-------------------------- ----------------------- -------------------- ---------------------------------

     (1) In connection with the purchase of the YoDx technology, the Company agreed to issue an additional 200,000 stock options with the same terms as the Company's Non-Qualified Stock Option Plan upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx(TM) technology or (b) a change in control of the Company prior to the expiration date of the options. As of October 15, 2007, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

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

                                       33

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

     As of July 31, 2007, 599,000 options had been granted pursuant to the Qualified Plan with 12,500 of these options exercised, 179,000 options that expired, leaving 280,000 available for grant and 300,000 options had been granted pursuant to the Non-Qualified Plan with 75,000 of these options exercised, 50,000 options that expired and 50,000 available for grant.

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

     As of July 31, 2007, 377,500 options had been granted pursuant to the Omnibus Plan with none of these options exercised, 15,000 expired leaving 137,500 available for grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 25, 2007 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Further, Mr. Geimer does not have voting power over the shares that are held in the Rabbi Trust. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole dispositve power with respect to the shares shown.

    Name and Address of Beneficial Owner           Shares Beneficially Owned
    ------------------------------------           -------------------------
                                                   Number            Percent
                                                   ------            -------

    Thomas V. Geimer (1)                           351,400            3.84%
    7000 North Broadway, Building 3-307
    Denver, Colorado 80221

    A. Alexander Arnold III(2)                     868,000            9.73%
    845 Third Ave., 6th Floor
    New York, NY 10021

    Charles E. Gerretson(3)                        128,150            1.44%
    7000 North Broadway, Building 3-307
    Denver, Colorado 80221

    David Howson(4)                                300,000            3.28%
    7000 North Broadway, Building 3-307
    Denver, Colorado 80221

    Executive Officers and Directors             1,647,550           17.29%
    as a Group (4 persons)

----------------------------
(1) Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 9 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options. Includes 400 shares held in brokerage accounts for Mr. Geimer's children, in which Mr. Geimer has the power and authority to dispose of the shares held by these accounts.
(2) Includes 730,000 shares held by four trusts. Mr. Arnold merely serves as trustee for each of those trusts, but is not a beneficiary of and has no pecuniary interest in any of those trusts. Also includes 63,000 shares held in investment advisory accounts for which Mr. Arnold serves as the investment advisor. Also includes 75,000 shares, which may be purchased by Mr. Arnold upon exercise of options.
(3) Includes: (i) 103,250 shares owned directly by Mr. Gerretson and (ii) 10,000 shares, which may be purchased by Mr. Gerretson upon exercise of options which options expire on March 15, 2015. Also includes 14,900 shares held in brokerage and retirement accounts of individuals in which Mr. Gerretson has the power and authority to dispose of the shares held by these accounts. Mr. Gerretson disclaims any beneficial ownership with respect to such shares.

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

Item 12. Certain Relationships and Related Transactions

     During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2005, the Board of Directors had authorized deferred compensation totaling $900,000 since fiscal year 1996 to Mr. Geimer of which $750,000 had been funded. The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation was funded on October 26, 2007.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 2007, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits

     14.1 Code of Ethics for Accelr8's principal executive officer and senior financial officers (1)

     14.2 Code of Ethics and Standards of Conduct (1)

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
     (1) Attached to the Company's Form 10-KSB for the year ended July 31, 2007.

(b)  Financial Statements

     The following financial statements of the Company are included in Item 7:

     Report of Independent Registered Public Accounting Firm- Comiskey &
       Company, P.C.
     Balance Sheets as of July 31, 2007 and 2006
     Statements of Operations for the years ended July 31, 2007 and 2006 Statements of Stockholders' Equity for the years ended July 31, 2007 and
       2006
     Statements of Cash Flows for the years ended July 31, 2007 and 2006 Notes to Financial Statements

Item 14. Principal Accountant Fees and Services

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the audit of the Company's annual consolidated financial statements for the years ended July 31, 2007 and 2006, including the reviews of the unaudited interim financial statements of the Company's Form 10-QSBs was approximately $32,000 and $ 37,000, respectively.

Tax Fees

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal years ended July 31, 2007 and 2006 ("Tax Fees") was $0 and $0, respectively.

All other Fees

     Comiskey & Company, P.C. did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2007 and 2006.

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

                                           ACCELR8 TECHNOLOGY CORPORATION

Date: October 29, 2007                     By: /s/ David C. Howson
                                             -----------------------------------
                                             David C. Howson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2007                     By: /s/ Thomas V. Geimer
                                             -----------------------------------
                                             Thomas V. Geimer, Chairman,
                                             Secretary, Chief Executive Officer
                                             and Chief Financial Officer


Date: October 29, 2007                     By: /s/ Bruce McDonald
                                             -----------------------------------
                                             Bruce McDonald, Principal
                                             Accounting Officer


Date: October 29, 2007                     By: /s/ A. Alexander Arnold III
                                             -----------------------------------
                                             A. Alexander Arnold III, Director


Date: October 29, 2007                     By: /s/ Charles E. Gerretson
                                             -----------------------------------
                                             Charles E. Gerretson, Director

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                             JULY 31, 2007 and 2006

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

STATEMENTS OF CASH FLOWS                                                     F-5

NOTES TO FINANCIAL STATEMENTS                                                F-6

Report of Independent Registered Public Accounting Firm

Board of Directors
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2007 and 2006, and the related statements of operations, shareholders' equity and cash flows for the years ended July 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2007 and 2006, and the results of its operations and changes in its cash flows for the years ended July 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.


Denver, Colorado
October 19, 2007

                                                        /s/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION


                                ACCELR8 TECHNOLOGY CORPORATION
                                        BALANCE SHEETS
                                    JULY 31, 2007 and 2006

                                            ASSETS
                                                                       2007           2006
                                                                   -----------    -----------

Current assets:
   Cash and cash equivalents                                         1,393,669      3,004,336
   Trade accounts receivable                                             5,625         10,852
   Inventory (Note 3)                                                  107,855         25,887
   Prepaid expenses and other current assets (Note 4)                   24,466         43,100
                                                                   -----------    -----------

         Total current assets                                        1,531,615      3,084,175

Property and equipment, net (Note 5)                                   106,819        180,347
Investments, net (Note 12)                                           1,027,550        871,415
Intellectual property, net (Note 6)                                  3,472,103      3,712,286
                                                                   -----------    -----------

Total assets                                                         6,138,087      7,848,223
                                                                   ===========    ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   64,599         71,570
     Accrued compensation and other liabilities                         32,386         31,389
     Deferred revenue (Note 13)                                         58,346         59,529
                                                                   -----------    -----------
         Total current liabilities                                     155,331        162,488

Long-term liabilities:
     Deferred compensation                                           1,102,549        946,415

         Total liabilities                                           1,257,880      1,108,903
                                                                   -----------    -----------

Shareholders' equity (Notes 8):
     Common stock, no par value; 14,000,000(2007) and
       12,000,000(2006) shares, respectively, authorized;
       9,971,210(2007) and 9,971,210(2006) shares issued
       and Outstanding                                              12,878,020     12,878,020
     Contributed capital                                               635,280        570,150
     Accumulated (deficit)                                          (8,359,493)    (6,435,250)
     Shares held for employee benefit (1,129,110 shares at cost)      (273,600)      (273,600)
                                                                   -----------    -----------
          Total shareholders' equity                                 4,880,207      6,739,320
                                                                   -----------    -----------

 Total liabilities and shareholders' equity                          6,138,087      7,848,223
                                                                   ===========    ===========


                        See accompanying notes to financial statements.


                           ACCELR8 TECHNOLOGY CORPORATION
                              STATEMENTS OF OPERATIONS
                     FOR THE YEARS ENDED JULY 31, 2007 and 2006

                                                               2007          2006
                                                            ----------    ----------

Revenues (Note 7 and 10):
   OptiChem(TM) revenue                                        108,280       155,701
   Consulting Fees                                              22,000          --
   License Fees                                                 50,000        57,000
   Option Fees                                                   2,850          --
                                                            ----------    ----------
     Total revenues                                            183,130       212,701

   Cost of sales                                                56,646        41,604
                                                            ----------    ----------

     Gross profit                                              126,484       171,097
                                                            ----------    ----------

Costs and expenses:
   Research and development                                    991,581     2,155,988
   General and administrative                                  920,175       828,745
   Amortization (Note 6)                                       240,183       236,683
   Depreciation (Note 5)                                        73,528        79,295
   Marketing and sales                                          15,496        74,909
                                                            ----------    ----------

     Total costs and expenses                                2,240,963     3,375,620
                                                            ----------    ----------

(Loss) from operations                                      (2,114,479)   (3,204,523)
                                                            ----------    ----------

Other (expense) income:
   Interest and dividend income                                111,567       181,243
   Unrealized holding gain (loss) on investments (Note 2)       64,849       (15,671)
   Miscellaneous                                                13,820         8,330
                                                            ----------    ----------
     Total other income                                        190,236       173,902
                                                            ----------    ----------


Net (loss)                                                  (1,924,243)   (3,030,621)
                                                            ==========    ==========

Net loss per share:

Basic and diluted net (loss) per share                           (0.19)        (0.30)
                                                            ==========    ==========

Weighted average shares outstanding                          9,967,034     9,967,034
                                                            ==========    ==========


                   See accompanying notes to financial statements.


                                               ACCELR8 TECHNOLOGY CORPORATION
                                             STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                            Shares
                                                                                              Retained       Held
                                                                                              Earnings        For          Total
                                                  Common Stock       Stock to   Contributed (Accumulated    Employee   Shareholder's
                                               Shares       Amount   be Issued   Capital      Deficit)      Benefit        Equity
                                             ----------   ---------- ---------- ----------   ----------    ----------    ----------


Balances, July 31, 2005                       9,961,210   12,863,020     --        483,549   (3,404,629)     (273,600)    9,668,340


Exercise of options                              10,000       15,000                  --                                     15,000
Extension of Stock Option Expiration Dates                                          67,836                                   67,836

 Stock option expense under SFAS 123R                                               18,765                                   18,765


 Net loss                                          --           --       --           --     (3,030,621)         --      (3,030,621)
                                             ----------   ----------   ------   ----------   ----------    ----------    ----------


Balances, July 31, 2006                       9,971,210   12,878,020     --        570,150   (6,435,250)     (273,600)    6,739,320
                                             ----------   ----------   ------   ----------   ----------    ----------    ----------

Extension of Stock Option Expiration Dates                                          16,812

Stock option expense under SFAS 123R                                                48,318                                   65,130


Net loss                                           --           --       --           --     (1,924,243)           (0)   (1,924,243)
                                             ----------   ----------   ------   ----------   ----------    ----------    ----------


Balances, July 31, 2007                       9,971,210   12,878,020     --        635,280   (8,359,493)     (273,600)    4,880,207
                                             ----------   ----------   ------   ----------   ----------    ----------    ----------









                                ACCELR8 TECHNOLOGY CORPORATION
                                   STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JULY 31, 2007 and 2006

                                                                        2007          2006
                                                                     ----------    ----------
Cash flows from operating activities:
     Net loss                                                        (1,924,243)   (3,030,621)
     Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                                    73,528        79,295
         Amortization                                                   240,183       236,683
         Fair value of stock options
            granted for services                                         65,130        86,601
         Unrealized (gain) loss on investments                          (64,849)       15,671
         Realized (gain) loss on sale of investments, interest and
           dividends reinvested                                         (16,286)      (17,608)
         (Increase) decrease in assets:
           Accounts receivable                                            5,227        33,495
           Inventory                                                    (81,968)        1,357
           Prepaid expense and other                                     18,634       184,997

         Increase (decrease) in liabilities:
           Accounts payable                                              (6,972)      (81,840)
           Accrued liabilities                                              997      (247,293)
           Deferred revenue                                              (1,183)       (5,471)
           Deferred compensation                                        156,135       103,778
                                                                     ----------    ----------

       Net cash (used in) operating activities                       (1,535,667)   (2,640,956)
                                                                     ----------    ----------

Cash flows from investing activities:
     Purchase of laboratory equipment                                      --         (28,794)
     Cost of obtaining patents and trademarks                              --         (70,000)

     Contribution to deferred compensation trust                        (75,000)     (101,840)
     Issuance of common stock                                              --          15,000
     Receipt of note payment                                               --         266,667
                                                                     ----------    ----------

       Net cash provided by (used in) investing activities              (75,000)       81,033
                                                                     ----------    ----------

Increase (decrease) in cash and cash equivalents                     (1,610,667)   (2,559,923)

Beginning balance:                                                    3,004,336     5,564,259
                                                                     ----------    ----------

Ending balance:                                                       1,393,669     3,004,336
                                                                     ==========    ==========

                        See accompanying notes to financial statements.

                                              F-5

                         ACCELR8 TECHNOLOGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND NATURE OF BUSINESS

We were incorporated on May 26, 1982, under the laws of the State of Colorado. Prior to the acquisition of the OpTest(TM) suite of technologies ("OpTest"), which occurred in January of 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") was primarily a provider of software tools and consulting services. We provided software tools and consulting services for system modernization solutions for Digital Equipment Corporation (DEC), VMS legacy systems. We sold the assets related to the software business on July 30, 2004 to Transoft Group Ltd.

On January 18, 2001, the Company acquired the OpTest(TM) suite of technologies from DDx, Inc. ("DDx"). The purchase of the assets of DDx provided the Company with a proprietary surface chemistry and quantitative instruments. The Company expects that its proprietary surface chemistry and quantitative instruments will support real-time analysis of medical diagnostic markers, pathogens, and bio-warfare agents.

Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. We have manufactured and marketed OptiChem(R) coated microarraying slides ("OptiChem") for a variety of custom applications for specific customers. In November of 2004 we licensed the use of OptiChem(R) (See Note 7). During most of the fiscal years ended July 31, 2007 and 2006, our primary focus shifted to development of a program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcel(R) system ("BACcel"). We intend to customize our technologies to the specific requirements of large licensees as well as develop new rapid pathogen detection assays.

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

Concentration Of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including receivables from major customers.

The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. At July 31, 2007, the Company's uninsured cash balance was approximately $1,293,669, however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States Federal agencies with approximate market value of 102% of the investment.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2007 and 2006.

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

Inventory

Inventory is maintained by specific identification and valued at cost using the first-in first out method. Amounts of any particular inventory item are small and are used depending on particular characteristics.

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

Research And Development

Research and development costs charged to operations for the years ended July 31, 2007 and 2006 were $991,581 and $2,155,988, respectively.

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

OptiChem(R) Slides:

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

The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2007 and 2006, common stock options exercisable for 806,250 and 945,000 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years. In addition, at July 31, 2007 and July 31, 2006, 200,000 contingently issuable options were not included in loss per share. See Note 8.

Stock Based Compensation:

For the six months ended January 31,2006, the Company accounted for stock based compensation to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company accounted for stock based compensation to non-employees in accordance with SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment to FASB No. 123." See Note 8 for further information.

As of February 1, 2006, the Company applies SFAS No. 123R in valuing all options granted using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as the vesting period lapses. Options granted for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

The Company elected to use the modified prospective transition method for adopting SFAS No. 123R, which required the recognition of stock-based compensation cost on a prospective basis; therefore, prior period financial statements have not been restated. Under this method, the provisions of SFAS No. 123R are applied to all awards granted after the adoption date and to awards not yet vested with unrecognized expense at the adoption date based on the estimated fair value at grant date as determined under the original provisions of SFAS No.
123. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. Pursuant to the requirements of SFAS No. 123R, the Company will continue to present the pro forma information for periods prior to the adoption date.

The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future. See Note 8 for futher information.

Comprehensive Income (loss):

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

Recent Accounting Pronouncements:

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (an interpretation of FASB Statement No. 109) ("FIN 48"). This interpretation prescribes a more likely than not recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provided guidance on derecognition of a tax position, classification of a liability for unrecognized tax benefits, accounting or interest and penalties, accounting in interim periods, and expanded income tax disclosures. FIN 48 becomes effective for the Company on October 31, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This issuance is effective for fiscal year ends beginning after November 15, 2007.

NOTE 3 INVENTORY

The Company purchases raw materials (custom chemicals and glass substrates) for producing OptiChem coated slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory as of July 31, 2007 and July 31, 2006 as slides currently are made for specific orders and shipped as produced.

NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets for the year ended July 31, 2007 were $24,466 as compared to $43,100 for the year ended July 31, 2006.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost
 and consisted of the following at July 31:      2007         2006
                                              ---------    ---------
Computer equipment                            $  21,102    $  21,102
Laboratory and scientific equipment             394,175      394,175
Furniture and fixtures                           16,601       16,601
                                              ---------    ---------
   Total property and equipment                 431,878      431,878
Accumulated depreciation                       (325,059)    (251,531)
                                              ---------    ---------
   Net property and equipment                 $ 106,819    $ 180,347
                                              =========    =========

Depreciation expense for the years ended July 31, 2007 and 2006 was $73,528 and $79,295, respectively.

NOTE 6 INTELLECTUAL PROPERTY

Intellectual property consisted of
   the following at July 31:             2007           2006
                                     -----------    -----------

OptiChem technologies                $ 4,454,538    $ 4,454,538
Patents                                  293,991        293,991
Trademarks                                49,019         49,019
                                     -----------    -----------
                                       4,797,548      4,797,548
Accumulated amortization              (1,325,445)    (1,085,262)
                                     -----------    -----------
                                     $ 3,472,103    $ 3,712,286
                                     ===========    ===========

Future amortization expense for the intangible assets is estimated as follows:


               Years Ending July 31,
               ---------------------
                       2008                        240,000
                       2009                        240,000
                       2010                        240,000
                       2011                        240,000
                    Thereafter                   2,512,103
                                                ----------
             Total future amortization          $3,472,103
                                                ==========

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem(R) Technologies. Amortization expense was $240,183 and $236,683, respectively, for the years ended July 31, 2007 and 2006. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. As of July 31, 2007 and 2006, management believes there was no impairment of the Company's long-lived assets.

NOTE 7. LICENSE AND SUPPLY AGREEMENTS

On November 24, 2004 the Company entered into an exclusive two year manufacturing and marketing agreement with SCHOTT Jenaer Glas (GMBH) of Jena Germany for OptiChem(R) coated amine-reactive slides (Slide H).

Pursuant to the License Agreement SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. An additional $15,000 in deferred revenue was recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. An optional 1-year non-exclusive license extension to market and manufacture Slide H was exercised by SCHOTT on September 27, 2006. This license expires November 23, 2007.

On June 2, 2005 the Company signed a second Supply Agreement (Slide HS) with SCHOTT which expired on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. SCHOTT exercised this right and paid the Company $15,000 for training on manufacturing of Slide HS. Subsequently, SCHOTT paid $9,656 in royalties for Slide HS sold during 2007.

The Company also granted SCHOTT the right to negotiate an exclusive right for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides. SCHOTT signed the license December 21, 2006. The agreement grants SCHOTT the right to manufacture and market streptavidin coated microarray slides for 2 years through December 31, 2008. A $50,000 license fee and $50,000 prepaid royalty payment were made on January 24, 2007.

NOTE 8 SHAREHOLDERS' EQUITY

Authorized Shares Of Common Stock

On December 6, 2006 the Shareholders adopted an amendment to the Company's Articles of Incorporation, as amended, to increase the number of authorized shares of the Company's no par value common stock from 12,000,000 to 14,000,000.

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

As of July 31, 2007, 357,500 options remain outstanding as granted pursuant to the Qualified Plan. Prior grants of 17,500 had been exercised in prior years and 325,000 remained available for grant.

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

As of July 31, 2007, 185,000 options remain outstanding pursuant to the Non-Qualified Plan. Prior grants of 75,000 options had been exercised in prior years and 40,000 options remained available for grant.

Omnibus Stock Option Plan

On December 14, 2004 the Shareholders approved an Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company.

As of July 31, 2007, 355,000 options remain outstanding pursuant to the Omnibus Plan. No prior grants have been exercised and 145,000 options remain available for grant.

Contingent Options

In connection with the purchase of the YoDx technology discussed above, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of July 31, 2007, the contingent provisions have not been met and the options have not been granted. The Company has reserved a sufficient number of shares for such options.

Accounting For Employee Based Option Plans

As is discussed in Note 2, the Company accounted for stock based compensation to employees and directors using the intrinsic value method in accordance with APB No. 25 until January 31, 2007.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the year ended July 31, 2006: no dividend yield; risk free interest rate of 5.0%; expected life of 3-4 years; and expected volatility of 51%. The weighted average fair value of options granted in fiscal 2006 was $4.46. The weighted average remaining contractual life of options outstanding at July 31, 2006 was 4.46 years.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123:

                                             Year Ended
                                            July 31, 2006
                                            -------------

Net loss - as reported                       $(3,030,621)
Deduct:  Total stock-based compensation
         expense determined under fair
         value based method for all awards            (0)
                                             -----------

Pro forma net loss                           $(3,030,621)
                                             ===========
    Earnings per share:
    Basic and diluted - as reported          $      (.30)
                                             ===========
    Basic and diluted - pro forma            $      (.30)
                                             ===========

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

As is discussed in Note 2, the Company accounted for all option grants using the Black-Scholes option pricing model in accordance with SFAS 123R for option granted or extending after February 1, 2007.

As of July 31, 2006, total unrecognized share-based compensation cost related to unvested stock options was approximately $25,896. For the year ended July 31, 2006, the Company recognized $18,765 in stock based compensation costs related to the issuance of options to employees under SFAS 123R. For the year ended July 31, 2006, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $67,836. These costs were calculated in accordance with SFAS No. 123R and are reflected in operating expenses.

The following weighted-average assumptions were used for grants for the year ended July 31, 2006: no dividend yield; risk free interest rate between 3.27 and 5.0%; expected life between 2 and 4 years; and expected volatility between 47 and 59% The weighted average fair value of options granted in fiscal 2006 was $3.06. The weighted average remaining contractual life of options outstanding at July 31, 2006 was 5.0 years. The expected forfeiture rate used was 37%.

As of July 31, 2007, total unrecognized share-based compensation cost related to unvested stock options was approximately $10,176. For the year ended July 31, 2007, the Company recognized $48,318 in stock based compensation costs related to the issuance of options to employees under SFAS 123R. For the year ended July 31, 2007, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $16,812. These costs were calculated in accordance with SFAS No. 123R and are reflected in operating expenses.

The following weighted-average assumptions were used for grants for the year ended July 31, 2007: no dividend yield; risk free interest rate between 2.8 and 5.0%; expected life between 3 and 10 years; and expected volatility between 51 and 64% The weighted average fair value of options granted in fiscal 2007 was $2.08. The weighted average remaining contractual life of options outstanding at July 31, 2007 was 4.44 years. The expected forfeiture rate used was 37%.


The following table summarizes information on stock option activity for the Executive Options, the Omnibus Plan, the Qualified Plan and the Non-Qualified
Plan, excluding the 200,000 contingent options noted above.

                                                                         Weighted Average
                                       Number of      Exercise Price      Exercise Price
                                        Shares           Per Share           Per Share
----------------------------------- --------------- ------------------ ---------------------

Options outstanding, July 31, 2005         970,000       1.45 -  3.20             $2.06
----------------------------------- --------------- ------------------ ---------------------
Options granted                             57,500       2.70 -  3.20             $2.80
----------------------------------- --------------- ------------------ ---------------------
Options exercised                          (10,000)      1.5
----------------------------------- --------------- ------------------ ---------------------
Options expired                            (72,500)      2.25 -  3.20             $2.38
----------------------------------- --------------- ------------------ ---------------------

----------------------------------- --------------- ------------------ ---------------------
Options outstanding, July 31, 2006         945,000      $1.45 - $3.20             $2.08
----------------------------------- --------------- ------------------ ---------------------

Options granted                             67,500       2.00 -  2.36             $2.03
----------------------------------- --------------- ------------------ ---------------------
Options exercised                               (0)       .00 -   .00
----------------------------------- --------------- ------------------ ---------------------
Options expired                           (115,000)      2.00 -  2.70             $2.20
----------------------------------- --------------- ------------------ ---------------------

----------------------------------- --------------- ------------------ ---------------------
Options outstanding, July 31, 2007         897,500      $1.45 - $3.20             $2.06
----------------------------------- --------------- ------------------ ---------------------

As of July 31, 2007 and 2006, 798,750 and 821,250 options outstanding were currently exercisable and carried weighted average exercise prices of $2.00 and $2.00 respectively. The following table summarizes information about stock options outstanding and exercisable at July 31, 2007:

---------------- -------------------------------------------- ----------------------------
                                        Outstanding                         Exercisable
---------------- -------------- -------------- -------------- -------------- -------------

                                 Weighted
                                 Average          Weighted                     Weighted
                                 Remaining        Average                      Average
Range of                         Contractual      Exercise                     Exercise
Exercise Prices      Number      Life (Years)     Price           Number       Price
---------------- -------------- -------------- -------------- -------------- -------------

$1.45 - $1.50         375,000         3.4           $1.47          375,000       $1.47
---------------- -------------- -------------- -------------- -------------- -------------
$2.00 - $2.36         170,000         1.7           $2.20          152,500       $2.21
---------------- -------------- -------------- -------------- -------------- -------------


$2.57 - $2.90         335,000         7.2           $2.59          260,000       $2.60
---------------- -------------- -------------- -------------- -------------- -------------
$3.00 - $3.20          17,500         2.0           $3.06           11,250       $3.07
---------------- -------------- -------------- -------------- -------------- -------------

---------------- -------------- -------------- -------------- -------------- -------------
$1.45 - $3.20         897,500         4.4           $2.06          798,750       $2.00
---------------- -------------- -------------- -------------- -------------- -------------

                                      F-17

NOTE 9 INCOME TAXES

The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                          2007           2006
                                      -----------    -----------
Deferred tax assets:
Net operating loss                    $ 3,540,000    $ 2,830,000
Deferred revenue and gains                (91,286)             0
Depreciation and amortization             (92,000)       (75,000)
Stock options issued to consultants        45,000         45,000
General business credit                   266,000        220,000
Contribution and timing differences         4,700          4,000
                                      -----------    -----------
Total                                   3,763,700      3,024,000
Less valuation allowance               (3,763,700)    (3,024,000)
                                      -----------    -----------
Net deferred tax asset                $         0    $         0
                                      ===========    ===========

As of July 31, 2007, a valuation allowance increase of $739,700 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ended July 31, 2007 and 2006 as follows:

                                                     2007       2006
                                                     ----       ----
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate            (34.0)%    (34.0)%
State income taxes, net of Federal tax benefit       (3.0)      (3.0)
General business credits and other                   (3.8)      (3.8)
Valuation allowance                                  40.8       40.8
                                                     ----       ----
Effective tax rate (benefit)                           - %        -  %
                                                     ====       ====

The Company has unused net operating loss carry forward of approximately $8,300,000 and general business credits of approximately $265,000 that are available to offset future income taxes. The net operating loss will expire beginning in 2013 and the general business tax credits expire from 2007 through 2024.

NOTE 10 MAJOR CUSTOMERS AND FOREIGN REVENUE

For the years ending July 31, 2007 and 2006, revenues were $183,130 and $212,701 respectively. Of the total OptiChem(R) slide revenues, revenues from one customer were $83,464 (45.6%) in the year ended July 31, 2007 and $121,353 (57.1%) for the year ended July 31, 2006.

In fiscal 2007 the consulting revenues of $22,000 were all from one customer.

Foreign Revenues were as follows:

     Foreign Revenues                     2007       2006
                                        --------   --------
     OptiChem(R) Revenues               $108,280   $155,701
     License Fees                         50,000        -0-
     Option Fees                           2,850        -0-

     Consulting Fees                      22,000     57,000
                                        --------   --------
                      Total             $183,130   $212,701
                                        ========   ========

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

NOTE 12 COMMITMENTS

Investments And Deferred Compensation Arrangement

In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note. For each of the fiscal years ended July 31, 2007 and 2006, the Company contributed $75,000 to the plan which was accrued but unpaid by the Company at year end. On October 26, 2007, $75,000 was paid to the deferred compensation plan.

The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2007 and 2006. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

                                                2007         2006
                                            ----------   ----------
           Cost basis                       $  971,280   $  879,994
           Unrealized holding gain (loss)       56,270       (8,579)
                                            ----------   ----------
                     Aggregate fair value   $1,027,550   $  871,415
                                            ==========   ==========

Deferred compensation related to the Rabbi Trust was $952,550 and $946,415 as of July 31, 2007 and 2006, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2007 and 2006 which was accrued but unpaid by the Company at year end. On October 26, 2007, $75,000 was paid to the deferred compensation plan.

Operating Leases

The Company has renegotiated a two-year lease for its office and laboratory space with a term of October 1, 2007 through September 30, 2009. Total rent expense was approximately $55,124 and $57,791 in fiscal 2007 and 2006, respectively. Future minimum lease payments on the office and laboratory lease are as follows:

                       Year Ending               Premises
                         July 31,                  Rent
                         --------                --------
                           2008                  $ 59,334
                           2009                    60,937
                                                 --------
                                                 $120,271
                                                 ========

Employment Agreement

Effective December 1, 2002, an employment agreement with Thomas V. Geimer, CEO and CFO, was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2007. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2007 would be $175,000. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

NOTE 13 DEFERRED REVENUE

Deferred revenue was $58,346 at year end July 31, 2007. Deferred revenue consists of prepaid royalty fees from SCHOTT in the amounts of $58,346. All services and material requirements for the Feasibility Testing Agreement with Promega have been completed as of September 12, 2006, and no further work on the part of Accelr8 is required. Therefore, deferred revenue of $22,000 for prepaid technology license fees was recognized in the first quarter of fiscal year 2007.

NOTE 14 SUBSEQUENT EVENTS

License Agreement - On October 5, 2007 the Company signed a License Agreement with NanoString Technologies, Inc. ("NanoString"). With this agreement, NanoString exercised its right to a worldwide, non-exclusive royalty-bearing license to make, use, sell, offer to sell, import and export the licensed product as per the Agreement for an initial term of 7 years. Exercise of this license agreement requires a non-refundable payment by NanoString of $50,000 to Accelr8 for the license and $50,000 as non-refundable prepaid royalties.