Form 10QSB
period 2007-10-31
ACCELR8 TECHNOLOGY CORP
filed 2007-12-17
CIK 727207

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2007
              -----------------------------------------------------


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
Yes  [ X ]      No    [    ]


Number of shares outstanding of the issuer's Common Stock:

           Class                                 Outstanding at December 1, 2007
--------------------------                       -------------------------------
Common Stock, no par value                                  9,971,210

                                      INDEX
                                      -----

                                                                            Page
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Balance Sheets                                    3
                     October 31, 2007 (unaudited) and July 31, 2007

                  Condensed Statements of Operations                          4
                     for the three months ended October 31, 2007 and 2006 (unaudited)

                  Condensed Statements of Cash Flows                          5
                     for the three months ended October 31, 2007 and 2006 (unaudited)

                  Notes to Unaudited Condensed Financial Statements           6

     Item 2.      Management's Discussion and Analysis of                    12
                     Financial Condition and Results of Operations

     Item 3.      Controls and Procedures                                    14


PART II.  OTHER INFORMATION

     Item 1.      Legal Proceedings                                          14

     Item 2.      Unregistered Sales of Equity Securities and
                  Use of Proceeds                                            14

     Item 3.      Defaults Upon Senior Securities                            14

     Item 4.      Submission of Matters to a Vote of Security Holders        15

     Item 5.      Other Information                                          15

     Item 6.      Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                                   15

CERTIFICATION OF OFFICERS




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------
                                                  Accelr8 Technology Corporation
                                                     Condensed Balance Sheets

                                                           ASSETS


                                                                        October 31, 2007           July 31, 2007
                                                                             (Unaudited)
Current assets:
   Cash and cash equivalents                                                $  1,027,129            $  1,393,669
   Accounts receivable                                                                 0                   5,625
   Inventory                                                                     108,214                 107,855
   Prepaid expenses and other current assets                                      13,289                  24,466
                                                                            ------------            ------------
Total current assets                                                           1,148,632               1,531,615

Property and equipment, net                                                       91,744                 106,819

Investments, net                                                               1,139,866               1,027,550

Intellectual property, net (Note 3)                                            3,446,511               3,472,103
                                                                            ------------            ------------

Total assets                                                                $  5,826,753            $  6,138,087
                                                                            ============            ============


                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $    115,815            $     64,599
    Accrued compensation and other liabilities                                    41,602                  32,386
    Deferred revenue                                                              99,388                  58,346
                                                                            ------------            ------------
Total current liabilities                                                        256,805                 155,331

Long-term liabilities:
    Deferred compensation                                                      1,158,616               1,102,549
                                                                            ------------            ------------
Total liabilities                                                              1,415,421               1,257,880
                                                                            ------------            ------------

Commitments and Contingencies

Shareholders' equity
    Common stock, no par value; 14,000,000 shares authorized;                 12,878,020              12,878,020
    9,971,210 shares issued and outstanding
    Contributed capital                                                          653,529                 635,280
    Accumulated (deficit)                                                     (8,846,617)             (8,359,493)
    Shares held for employee benefit (1,129,110 shares at cost)                 (273,600)               (273,600)
                                                                            ------------            ------------
Total shareholders' equity                                                     4,411,332               4,880,207
                                                                            ------------            ------------

Total liabilities and shareholders' equity                                  $  5,826,753            $  6,138,087
                                                                            ============            ============








                                           Accelr8 Technology Corporation
                                        Condensed Statements of Operations
                               For the three months ended October 31, 2007 and 2006
                                                 (Unaudited)



                                                                               2007                     2006
                                                                               ----                     ----
Revenues:
   OptiChem(R) revenues                                                 $    14,584              $    34,219
   Technical consulting revenues                                                  0                   22,000
   License Fees (Note 4)                                                     50,000                        0
                                                                        -----------              -----------
       Total revenues                                                        64,584                   56,219
                                                                        -----------              -----------

Costs and expenses:
   Research and development                                                 269,067                  319,371
   General and administrative                                               251,067                  263,681
   Amortization (Note 3)                                                     60,046                   60,046
   Marketing and sales                                                        6,512                    3,440
   Depreciation                                                              15,075                   18,382
   Cost of sales - OptiChem(R)                                                1,313                    8,580
                                                                        -----------              -----------
     Total costs and expenses                                               603,080                  673,500
                                                                        -----------              -----------

Loss from operations                                                       (538,496)                (617,281)
                                                                        -----------              -----------

Other income (expense):
   Interest and dividend income                                              23,666                   34,764
   Unrealized gain (loss) on investments                                     26,352                   43,187
   Other income                                                               1,354                        0
                                                                        -----------              -----------
     Total other income                                                      51,372                   77,951
                                                                        -----------              -----------

Net (Loss)                                                              $  (487,124)             $  (539,330)
                                                                        ===========              ===========


Net (loss) per share:
Basic and diluted net (loss) per share, basic and diluted               $      (.05)             $      (.05)
                                                                        ===========              ===========

Weighted average shares outstanding                                       9,971,210                9,971,210
                                                                        ===========              ===========






                                              Accelr8 Technology Corporation
                                            Condensed Statements Of Cash Flows
                               For the Three months Ended October 31, 2007 and 2006
                                                      (Unaudited)


                                                                                       2007                 2006
                                                                                       ----                 ----
Cash flows from operating activities:
    Net (loss)                                                                  $  (487,124)         $  (539,330)
    Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
    Depreciation                                                                     15,075               18,382
    Amortization                                                                     60,045               60,046
    Fair value of stock options granted for services                                 18,249                7,461
    Unrealized holding (gain) loss on investments and reinvested earnings           (26,352)             (47,036)
    (Increase) decrease in assets:
    Accounts receivable                                                               5,625                2,127
    Inventory                                                                          (359)               3,140
    Prepaid expense and other                                                        11,177               29,719
    Increase (decrease) in liabilities:

    Accounts payable                                                                 51,216               21,039
    Accrued liabilities                                                               9,216               20,496
    Deferred revenue                                                                 41,041              (34,482)
    Deferred compensation                                                            45,104               65,786
                                                                                -----------          -----------
    Net cash (used in) operating activities                                        (257,087)            (392,652)
                                                                                -----------          -----------


Cash flows from investing activities:

       Patent Costs                                                                 (34,453)                 -0-
       Contribution to deferred compensation trust                                  (75,000)             (75,000)
                                                                                -----------          -----------
       Net cash (used in) provided by investing activities                         (109,453)             (75,000)
                                                                                -----------          -----------


Decrease in cash and cash equivalents                                              (366,540)            (467,652)

Beginning balance                                                                 1,393,669            3,004,336
                                                                                -----------          -----------

Ending balance                                                                  $ 1,027,129          $ 2,536,684
                                                                                ===========          ===========


                                                            -5-


Note 1.  Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2007, included in our annual report on Form 10-KSB as filed with the SEC.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2007 may not be indicative of the results of operations for the year ended July 31, 2008.

Reclassifications

Certain reclassifications have been made to the quarter end October 31, 2006 financial statements to conform to the quarter end October 31, 2007 financial statement presentation. Such reclassifications have no effect on financial position or net loss as previously reported.

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

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at October 31, 2007 and 2006. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.
Note 3.  Intellectual Property

Intellectual property consisted of the following:

                                                 October 31, 2007  July 31, 2007
                                                 ----------------  -------------
OptiChem(R) Technologies                          $ 4,454,538       $ 4,454,538
Patents                                               328,444           293,991
Trademarks                                             49,019            49,019
                                                  -----------       -----------
      Total intellectual property                   4,832,001         4,797,548
Accumulated amortization                           (1,385,490)       (1,325,445)
                                                  -----------       -----------
      Net intellectual property                   $ 3,446,511       $ 3,472,103
                                                  ===========       ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $60,045 and $60,046, respectively, for the three months ended October 31, 2007 and 2006.

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

Note 4. License and Supply Agreements

On November 24, 2004 the Company entered into an exclusive two year manufacturing and marketing agreement with SCHOTT Jenaer Glas (GMBH) of Jena Germany for OptiChem(R) coated amine-reactive slides (Slide H). SCHOTT subsequently exercised an optional one-year non-exclusive extension, which expired on November 23, 2007.

The Company granted a second royalty-bearing license to SCHOTT for streptavidin slides (Slide HS) for two years that expires on December 31, 2008.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).

Note 5.  Employee Stock Based Compensation

Common Stock Options On October 31, 2007, there were 987,500 stock options outstanding at prices ranging from $1.45 to $3.20 with expiration dates between January 18, 2008 and March 16, 2017. For the three months ended October 31, 2007 and 2006, stock options exercisable into 987,500 and 947,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended October 31, 2007 and 2006, the company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised
2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The proforma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the quarter ended October 31, 2007 and 2006: no dividend yield; risk free interest rate of 5.0%; expected life of 3-4 years; and expected volatility of 64% and 52%. The weighted average remaining contractual life of options outstanding at October 31, 2007 and 2006 was 4.11 and 4.76 years. The consulting expense related to stock options for the quarter ended October 31, 2007 and 2006 were $18,249 and $7,461 as follows:


                                                               2007         2006
                                                               ----         ----

New grants for quarter ended October 31, 2007               $ 8,402      $   274
Prior grants                                                  9,847        7,187
                                                            -------      -------
Total                                                       $18,249      $ 7,461
                                                            =======      =======

Note 6.  Subsequent Events

On November 24, 2007 the Company entered into a three-year non-exclusive renewal license agreement with SCHOTT for Slide H application of OptiChem(R) amine-reactive coatings. Pursuant to the license agreement, SCHOTT paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, SCHOTT is to pay the Company a royalty at the rate of six percent (6%) of net sales of Licensed Products with a maximum royalty payment of $150,000 (including the $50,000 non-refundable minimum paid in advance).


As of December 13, 2007 the Company entered into an exclusive right to negotiate for a business relationship with Becton, Dickinson & Company (NYSE: BDX) to develop the BACcel(R) rapid diagnostic platform. The right grants an exclusive discussion period through March 31, 2008 for consideration of $100,000.


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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel(R) system, the Company will have sufficient capital to complete the development of the BACcel(R) system, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including the risks in the section entitled "Risk Factors" its 10-KSB for the year ended July 31, 2007, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Overview

Our vision is to develop and commercialize an innovative diagnostic system for use with critically ill patients for rapid identification of bacteria and specific strains based on the presence of major antibiotic resistance mechanisms. Our business strategy is to demonstrate the value of our technology in the broad market for biomedical products with the intent of licensing our proprietary technology to established market leaders.

We are developing the BACcel(R) system, a rapid bacterial strain identification analyzer, by integrating our proprietary technologies into an automated system. Proprietary technologies include OptiChem(R) surface coatings, and various innovative assay processing methods. We have received patents or we have patent applications pending for the major technology components, methods, and systems.

The BACcel(R) system development project began with a number of innovative analytical biological concepts that had no direct precedent, even though based on familiar microbiological testing principles. Until now, these accepted principles have only been applied to cultures that contain hundreds of millions of bacteria descended from single organisms, hand-selected as cultured colonies grown from a patient specimen.

The BACcel(R) system is based on a simple transformation of standard methods, using advanced automation technology to achieve substantially better performance than is possible with current testing methods. We believed that speed and precision should be possible by analyzing, as individuals, many thousands of cells extracted directly from the patient specimen. This contrasts with standard culturing in which the descendants of fewer than ten cells are presumed to represent the entire infectious bacterial population in a specimen, and with which many hours of repeated growth are required to perform analyses. Typically, initial testing requires 2-3 days, which is too late to help the physician make treatment decisions for critically infected patients. As a result, initial therapy typically proves inadequate in 20% to 40% of such cases, causing high mortality, serious medical complications, and extended length of stay.

Published studies on ICU patients consistently show that a hospital-acquired infection doubles the risk of mortality and complications. Infection with a multi-resistant organism quadruples risks relative to comparable un-infected patients. The most important reason for elevated risk is inadequate initial therapy.

We intend the BACcel(R) system to report bacterial quantitation and identification within 2 hours of patient specimen processing. We plan to augment the first reported identification with additional strain identification based on the presence of major antibiotic resistance mechanisms. We believe that resistance mechanism identification will require no more than 4 additional hours of testing, with some results becoming available more quickly than others.

The purpose of this strategy is to narrow the drug choices for initial therapy by identifying major resistance mechanisms that are likely to cause drugs to fail. If successful, this approach would help the physician to subtract ineffective drugs from the list of available drugs, leaving those that are most likely to benefit the patient.

For example, the first report might state that a significant number of common "Staph" is present in a patient specimen, likely causing a patient's infection. The second report might then state that all of the organisms fall into a major antibiotic resistance group known as "MRSA" (methicillin resistant Staphylococcus aureus, often referred to as "superbugs" in news reports because of their multiple drug resistance). This identification eliminates from consideration the most important drugs preferred for treating Staph infections, such as drugs related to penicillin.

The second report would include the identification of additional important resistance mechanisms that might similarly rule out the next most important drugs, such as drugs related to erythromycin. In this way, we believe that the BACcel(R) system will systematically test for the most significant resistance mechanisms. This would leave the physician with specific drug choices that are most likely to prove effective. From these, the physician would then be able to hold in reserve those drugs considered "salvage" or "last choice" drugs. This approach of reserving drugs helps to delay the emergence of resistance for the few drugs still available to treat highly resistant strains.

Without specific guidance, the physician now has no choice but to use these reserved drugs to assure initial infection control but accelerating their loss of effectiveness over time.

Popular news media have reported widely about MRSA as a multi-resistant "superbug." However, organizations such as the CDC (US Centers for Disease Control and Prevention) and IDSA (Infectious Diseases Society of America) have also identified other multi-drug resistant organisms as presenting even greater threats. They include the genera of Pseudomonas, Acinetobacter, and Klebsiella.

In the hospital ICU, MRSA typically causes no more than about 30% of mortality from acquired infections. The other organisms just listed, along with highly resistant E. coli, account for much higher percentage. In addition, Acinetobacter acquired during medical treatment has been a particular problem with wounded personnel in the Middle East.

To the best of management's knowledge, based on outside opinions and direct market research, Accelr8 is the only organization in the world to be developing a rapid diagnostic solution, and one that includes these organisms. Management is aware of no other organization that addresses this range of organisms and strain types.

To date, we have established the functional requirements of the BACcel(R) platform. We have begun testing the specific analyses required in the BACcel(R) system and published the results at major scientific and clinical conferences. We have been guided by leading medical experts in our development strategy and product design.

During the next twelve months, the Company intends to expand its experimental data to characterize and validate test performance to be used in future versions of the BACcel(r) system. In addition, we expect to further define requirements for a commercial research product in advance of clinical product development.

In addition to BACcel(R) system development, we have developed and independently licensed OptiChem(R) surface coatings to other companies for use in microarraying and other molecular detection products. We have granted Schott Jenaer Glas GmbH, which is a global leader in high-quality glass manufacturing, a non-exclusive license to manufacture and market microarraying slides using OptiChem(R) coatings. We have also licensed NanoString Technologies Inc. to use OptiChem(R) in their innovative molecular bar-coding systems for high-sensitivity gene expression analysis.



Changes in Results of Operations: three months ended October 31, 2007 compared to three months ended October 31, 2006.

OptiChem(R) revenues during the three month period ended October 31, 2007 were $14,584 as compared to $34,219 during the three month period ended October 31, 2006, a decrease of $19,635 or 57.4%. This decrease was the result of a decrease in slide sales to SCHOTT. OptiChem(R) revenues for the three months ended October 31, 2007 were 22.6% of total revenues and 60.9% of total revenues for the three months ended October 31, 2006.

OptiChem(R) royalty revenue from SCHOTT for the quarter ended October 31, 2007 and 2006 was $1,921 and $4,285, respectively.

Technical Consulting Fees during the three-month period ended October 31, 2007 were $0 as compared to $22,000 during the three-month period ended October 31, 2006. The Technical Consulting Fees for the three month period ended October 31, 2006, were the result of the Feasibility Testing Agreement with Promega.

License Fees during the three-month period ended October 31, 2007 were $50,000 as compared to $0 during the three-month period ended October 31, 2006. The Technical Consulting Fees for the three month period ended October 31, 2007, were the result of the license agreement with NanoString.

Cost of sales for the three months ended October 31, 2007 was $1,313, which represented 9% of OptiChem(R) revenue compared to $8,580 during the three months ended October 31, 2006, which represented 25.1% of OptiChem(R) revenue. The decrease in the cost of sales expressed as a percentage of OptiChem(R) revenue was the result of efficiencies in production which reduced manpower costs. Further, reduced costs of substrates and chemicals used in the formulation of OptiChem(R) also contributed to the decrease.

Research and development expenses for the three months ended October 31, 2007 were $269,067 as compared to $319,371 during the three months ended October 31, 2006, a decrease of $50,304 or 15.8%. The decrease was due to decreased engineering costs related to the development of the BACcel(R) system.

General and administrative expenses for the three months ended October 31, 2007 were $251,067 as compared to $263,681 during the three months ended October 31, 2006, a decrease of $12,614 or 4.8%. The decrease was primarily due to decreases in deferred compensation which is directly related to interest and unrealized gains from investments. The unrealized gain on investments was $26,352 for the quarter ended October 31, 2007 as compared to an unrealized loss of $43,187 for the quarter ended October 31, 2006, a decrease of $16,835. The change was the result of market fluctuations in the price of securities held in the deferred compensation trust.

Amortization during the three-month period ended October 31, 2007 was $60,046 as compared to $60,045 during the three-month period ended October 31, 2006.

Marketing and sales expenses for the three months ended October 31, 2007 were $6,512 as compared to $3,440 during the three months ended October 31, 2006, an increase of $3,072 or 89.3%. The increase was primarily due to increased costs related to technical presentations at scientific conferences.

Depreciation for the three months ended October 31, 2007 was $15,075 as compared to $18,382 during the three months ended October 31, 2006, a decrease of $3,307 or 18%. This decrease resulted from the increased age of assets and related depreciation schedules.

As a result of these factors, loss from operations for the three months ended October 31, 2007 was $538,496 as compared to a loss of $617,281 during the three months ended October 31, 2006, a decreased loss of $78,785 or 12.7%.

Interest income during the three months ended October 31, 2007 was $23,666 as compared to $34,764 during the three months ended October 31, 2006, a decrease of $11,098 or 31.9%. Interest income decreased as a result of a decreased cash balance earning interest.

Unrealized gain on marketable securities held in the deferred compensation trust for the three months ended October 31, 2007 was $26,352 as compared to $43,187 during the three months ended October 31, 2006, a decrease of $16,835 or 39%. The unrealized gain was a result of market fluctuations on the securities that are held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended October 31, 2007 was $487,124 as compared to $539,330 during the three months ended October 31, 2006, a decreased loss of $52,206 or 9.7%.


Capital Resources and Liquidity

At October 31, 2007, as compared to July 31, 2007, cash and cash equivalents, decreased by $366,540 from $1,393,669 to $1,027,129, or approximately 26.3% and the Company's working capital decreased by 35.2% from $1,376,284 to $891,827. During the same period, shareholders' equity decreased from $4,880,207 to $4,411,332 or approximately 9.5% primarily as a result of a net loss of $487,124.

The net cash used in operating activities was $257,087 in the three months ended October 31, 2007 compared to cash used in operating activities in the three months ended October 31, 2006 of $392,652 a difference of $135,565 or 34.5%. The principal elements that gave rise to the decrease of cash used were a decrease in the net loss of $52,206, a decrease in prepaid expenses and deposits of $11,177, an increase in account payable and accrued liabilities of $60,432 and an increase in deferred revenue of $75,823.

Our primary use of capital has been for the research and development of the BACcel(R) system. The Company has historically funded its operations generally through its existing cash balances and cash flow generated from operations. Notwithstanding our investments in research and development, there can be no assurance that the BACcel(R) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with our existing cash balance, additional issuance of equity or debt securities and/or a capital infusion from potential partners in the development of the BACcel(R) system. If we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the next 12 months. Thereafter, the Company may have to seek capital resources from other sources to meet its obligations in the future. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.


Item 3.  Controls and Procedures
         -----------------------

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 31, 2007. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2007.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Annual Meeting of the Company's Shareholders was held on December 13, 2007. The matters considered at the meeting were:

          a) The election of Thomas V. Geimer, A. Alexander Arnold III, and Charles E. Gerretson to the Company's Board of Directors;

          b) To ratify the selection of Comiskey & Company, P.C. as the independent registered public accountanting firm of the Company for the fiscal year ending July 31, 2008.

     Each of the nominees was elected to the Board of Directors, and Comiskey & Company, P.C. were ratified as the Company's independent registered public accountanting firm.


     The votes cast at the annual meeting upon the matters considered were as follows:

                                                    For              Withhold
                                                    ---              --------
         Election of Directors

            Thomas V. Geimer                     7,074,632            180,604
            A. Alexander Arnold III              7,231,311             23,935
            Charles E. Gerretson                 7,231,309             23,927


     Ratification of Comiskey & Company, P.C. as the independent registered public accountanting firm of the Company for the fiscal year ending July 31, 2008.


                           For           Against            Withhold
                           ---           -------            --------
                         7,219,259       16,844           18,098


Item 5.  Other Information
--------------------------

     On December 11, 2007, the Company entered into a new employment agreement with Thomas V. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement is effective January 1, 2008 and expires on December 31, 2012.

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

     A copy of the Employment Agreement is attached hereto as Exhibit 10.2.


Item 6.  Exhibits
-----------------

 a) Exhibits:

1. Exhibit 10.1 License Agreement between the Company and SCHOTT Jenaer Glas GmbH dated November 24, 2007

2. Exhibit 10.2 Employment Agreement with Thomas V. Geimer effective January 1, 2008

3.       Exhibit 31.1   Certification of Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

4.       Exhibit 31.2   Certification of Officer Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002.

5.       Exhibit 32.1   Certification of Officer Pursuant to 18 U.S.C. 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 17,  2007                     ACCELR8 TECHNOLOGY CORPORATION


                                              /s/  Thomas V. Geimer
                                              ----------------------------------
                                              Thomas V. Geimer, Secretary,
                                              Chief Executive Officer and
                                              Chief Financial Officer


                                              /s/  Bruce H. McDonald
                                              ----------------------------------
                                              Bruce H. McDonald, Principal
                                              Accounting Officer