Form 10QSB
period 2008-01-31
ACCELR8 TECHNOLOGY CORP
filed 2008-03-17
CIK 727207

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended       January 31, 2008
                                                     --------------------------


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                      For the transition period from ___________ to ____________

                      Commission file number                0-11485
                                             ----------------------------------


                         ACCELR8 TECHNOLOGY CORPORATION
         --------------------------------------------------------------
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
Yes      X              No
    -----------             ----------------


Number of shares outstanding of the issuer's Common Stock:

               Class                             Outstanding at March 12, 2008
               -----                             -----------------------------
       Common Stock, no par value                           9,971,210


Accelr8 Technology Corporation -1-  10-QSB 01/31/08

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets                                       3
                  January 31, 2008 (unaudited) and July 31, 2007

               Condensed Statements of Operations                             4
                  for the three and six months ended January 31, 2008 and 2007 (unaudited)

               Condensed Statements of Cash Flows                             5
                  for the six months ended January 31, 2008 and 2007 (unaudited)

               Notes to Unaudited Condensed Financial Statements              6

     Item 2.   Management's Discussion and Analysis of                       12
                  Financial Condition and Results of Operations

     Item 3.   Controls and Procedures                                       14


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             14


     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   14


     Item 3.   Defaults Upon Senior Securities                               14


     Item 4.   Submission of Matters to a Vote of Security Holders           15


     Item 5.   Other Information                                             15


     Item 6.   Exhibits and Reports on Form 8-K                              15


SIGNATURES                                                                   15

CERTIFICATION OF OFFICERS


Accelr8 Technology Corporation -2-  10-QSB 01/31/08

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                            Accelr8 Technology Corporation
                                              Condensed Balance Sheets

                                                     ASSETS


                                                                      January 31, 2008          July 31, 2007
                                                                      ----------------          -------------
                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                            $    878,616            $  1,393,669
   Accounts receivable                                                        11,250                   5,625
   Inventory                                                                 100,060                 107,855
   Prepaid expenses and other current assets                                  19,228                  24,466
                                                                        ------------            ------------
Total current assets                                                       1,009,154               1,531,615

Property and equipment, net                                                   61,469                 106,819

Investments, net                                                           1,100,367               1,027,550

Intellectual property, net (Note 3)                                        3,399,751               3,472,103
                                                                        ------------            ------------

Total assets                                                            $  5,570,741            $  6,138,087
                                                                        ============            ============


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $    123,916            $     64,599
    Accrued compensation and other liabilities                                26,492                  32,386
    Deferred revenue                                                         189,074                  58,346
                                                                        ------------            ------------
Total current liabilities                                                    339,482                 155,331

Long-term liabilities:
    Deferred compensation                                                  1,140,608               1,102,549
                                                                        ------------            ------------
Total liabilities                                                          1,480,090               1,257,880
                                                                        ------------            ------------

Commitments and Contingencies

Shareholders' equity
    Common stock, no par value; 14,000,000 shares authorized;             12,878,020              12,878,020
      9,971,210 shares issued and outstanding
    Contributed capital                                                      673,088                 635,280
    Accumulated (deficit)                                                 (9,186,857)             (8,359,493)
    Shares held for employee benefit (1,129,110
      shares at cost)                                                       (273,600)               (273,600)
                                                                        ------------            ------------
Total shareholders' equity                                                 4,090,651               4,880,207
                                                                        ------------            ------------

Total liabilities and shareholders' equity                              $  5,570,741            $  6,138,087
                                                                        ============            ============


Accelr8 Technology Corporation -3-  10-QSB 01/31/08



                                                  Accelr8 Technology Corporation
                                                Condensed Statements of Operations
                                  For the three and six months ended January 31, 2008 and 2007
                                                           (Unaudited)


                                                   3 Months Ended January 31             6 Months Ended January 31
                                                   -------------------------             -------------------------
                                                   2008               2007               2008               2007
                                                   ----               ----               ----               ----
Revenues:
   OptiChem revenues                            $    39,058        $    20,899        $    53,642        $    55,118
   Technical consulting revenues                       --                 --                 --               22,000
   Option fees                                       45,455             14,250             45,455             14,250
   License fees                                      50,000             50,000            100,000             50,000
                                                -----------        -----------        -----------        -----------
       Total revenues                               134,513             85,149            199,097            141,368
                                                -----------        -----------        -----------        -----------

Costs and expenses:
   Research and development                         252,109            246,969            521,176            566,340
   General and administrative                       157,215            255,491            408,282            519,172
   Amortization                                      61,691             60,045            121,737            120,091
   Marketing and sales                                2,631                158              9,143              3,598
   Depreciation                                      12,036             18,382             27,111             36,764
   Cost of sales                                      7,719              2,147              9,032             10,726
                                                -----------        -----------        -----------        -----------
   Total costs and expenses                         493,401            583,192          1,096,481          1,256,691
                                                -----------        -----------        -----------        -----------

   Loss from operations                            (358,888)          (498,043)          (897,384)        (1,115,323)
                                                -----------        -----------        -----------        -----------

   Other income:
Interest and dividend income                         12,612             28,856             36,278             63,620
Unrealized Gain (Loss) on                           (44,371)            12,827            (18,019)            56,014
investments
Gain (Loss) on sale of equipment                     50,407               --               51,762               --
                                                -----------        -----------        -----------        -----------
   Total other income                                18,648             41,683             70,021            119,634
                                                -----------        -----------        -----------        -----------

   Net Loss                                     $  (340,240)       $  (456,360)       $  (827,364)       $  (995,689)
                                                ===========        ===========        ===========        ===========

   Net loss per share:
   Basic and diluted net loss per share         $      (.03)       $      (.05)       $      (.08)       $      (.10)
                                                ===========        ===========        ===========        ===========

   Weighted average shares outstanding            9,971,210          9,971,210          9,971,210          9,971,210
                                                ===========        ===========        ===========        ===========


Accelr8 Technology Corporation -4-  10-QSB 01/31/08



                                          Accelr8 Technology Corporation
                                        Condensed Statements Of Cash Flows
                                For the Six months Ended January 31, 2008 and 2007
                                                  (Unaudited)


                                                                    2008                     2007
                                                                -----------              -----------
Cash flows from operating activities:
     Net loss                                                   $  (827,364)             $  (995,689)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
         Depreciation                                                27,111                   36,764
         Amortization                                               121,737                  120,091
         Fair value of stock options
            granted for services                                     38,058                   21,561
         Unrealized holding (gain) loss on investments               18,019                  (56,014)
         Reinvested earnings - interest and dividends               (15,836)                  (7,120)
         (Gain) on sale of fixed assets                             (51,761)                       0
         (Increase) decrease in assets:
           Accounts receivable                                       (5,625)                (110,204)
           Inventory                                                  7,795                   (3,424)
           Prepaid expense and other                                  5,238                   16,055
         Increase (decrease) in liabilities:
           Accounts payable                                          58,817                   22,080
           Accrued liabilities                                       (5,894)                  15,729
           Deferred revenue                                         130,728                   12,151
           Deferred compensation                                     38,058                  100,634
                                                                -----------              -----------
       Net cash (used in) operating activities                     (460,919)                (827,386)
                                                                -----------              -----------

Cash flows from investing activities:
     Sales Proceed - Fixed Assets                                    70,000                      -0-


     Purchases of equipment and patent costs                        (49,134)                    (126)
     Contribution to deferred compensation trust                    (75,000)                 (75,000)
                                                                -----------              -----------
       Net cash used in investing activities                        (54,134)                 (75,126)
                                                                -----------              -----------

Decrease in cash and cash equivalents                              (515,053)                (902,512)

Beginning balance                                                 1,393,669                3,004,336
                                                                -----------              -----------

Ending balance                                                  $   878,616              $ 2,101,824
                                                                ===========              ===========


Accelr8 Technology Corporation -5-  10-QSB 01/31/08

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and six months ended January 31, 2008 may not be indicative of the results of operations for the year ended July 31, 2008.

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


Accelr8 Technology Corporation -6-  10-QSB 01/31/08

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at January 31, 2008 and 2007. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.
Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes," on August 1, 2007. The adoption of FIN 48 resulted in no adjustment to opening retained earnings. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during the year ended July 31, 2008 relative to any tax positions taken prior to August 1, 2007. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

The Company files federal and state income tax returns. These returns are subject to examination by taxing authorities for all tax years after 2001.

Note 3.  Intellectual Property

Intellectual property consisted of the following:

                                               January 31, 2008    July 31, 2007
                                               ----------------    -------------

OptiChem(R) Technologies                          $ 4,454,538       $ 4,454,538
Patents                                               341,279           293,991
Trademarks                                             49,019            49,019
                                                  -----------       -----------
      Total intellectual property                   4,844,836         4,797,548
Accumulated amortization                           (1,447,112)       (1,325,445)
                                                  -----------       -----------
      Net intellectual property                   $ 3,397,724       $ 3,472,103
                                                  ===========       ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $121,737 and $120,091, respectively, for the six months ended January 31, 2008 and 2007.


Accelr8 Technology Corporation -7-  10-QSB 01/31/08

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


Note 4. License and Supply Agreements

On November 24, 2007 the Company extended the non-exclusive Slide H license for three more years, to expire on November 23, 2010. Terms of the extended license are similar to those of the original license, which is $100,000, $50,000 for a prepaid license and $50,000 in prepaid royalties. The Company granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expires on December 31, 2008. The terms were $100,000, $50,000 for a prepaid license and $50,000 in prepaid royalties. The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for s ales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).


Note 5.  Employee Stock Based Compensation

Common Stock Options On January 31, 2008, there were 1,087,500 stock options outstanding at prices ranging from $1.45 to $3.60 with expiration dates between January 18, 2008 and December 11, 2017. For the three months and six months ended January 31, 2008 and 2007, stock options exercisable into 987,500 and 947,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended January 31, 2008 and 2007, the company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised
2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement


Accelr8 Technology Corporation -8- 10-QSB 01/31/08 recognition. Under the modified prospective application method, we will apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the required effected date will be recognized as compensation expense as the requisite service is rendered after the required effective date.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months and six months ended January 31, 2008 and 2007: no dividend yield; risk free interest rate of 4% to 5%; expected life of 3-10 years; and expected volatility of 66% to 51%. The weighted average remaining contractual life of options outstanding at January 31, 2008 and 2007 was 4.11 and 4.46 years.

As of January 31, 2008, the total unrecognized share-based compensation cost related to unvested stock options was approximately $217,679. For the three-month and six-month period ended January 31, 2008 the Company recognized $18,249 and $38,058 in stock based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.


Note 6.   Subsequent Events.

         On March 6, 2008, we held a closing on the sale (the "Offering") to accredited investors of an aggregate of 200,000 shares of the Company's no par value Common Stock sold at $4.00 per share (the "Common Stock") and warrants to purchase 100,000 shares of Common Stock at a purchase price of $5.50 per share that expire 30 months from the date of issuance (the "Warrants")(the "Common Stock and the Warrants are referred to herein as the "Securities").

         Pursuant to the Stock Purchase Agreements, if during the period commencing on March 6, 2008 and ending on March 6, 2009, we issue additional shares (the "Additional Shares") of Common Stock or Common Stock Equivalents (as defined in the Stock Purchase Agreement) at a purchase, exercise or conversion price less than $4.00 per share (subject to certain adjustments for splits, recapitalizations and reorganizations), then we will issue additional shares of Common Stock to the investors so that the effective purchase price per share will be the same per share purchase, exercise or conversion price of the Additional Shares (subject to certain exceptions set forth in the Stock Purchase Agreement). Notwithstanding the foregoing, the effective price per share will not be adjusted below $3.00 per share.

The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of common stock or common stock equivalents at a price less than $5.50 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions are not applicable to employee stock options and shares issued in connection with certain mergers and acquisitions. The Company received $800,000 in proceeds from the sale of the Securities. The Company paid no commissions in connection with the Offering.


Accelr8 Technology Corporation -9-  10-QSB 01/31/08

Investors in the units have "piggyback" registration rights with respect to the resale of the shares of Common Stock, as well as the shares issuable upon exercise of the Warrants.

The Securities were offered and sold in reliance upon Rule 506 promulgated under
Section 4(2) of the Securities Act of 1933, as amended. The Securities sold in the Offering have not been registered under the Securities Act or state securities laws and may not be offered or sold absent registration with the SEC or an applicable exemption from the registration requirements. The Form of Stock Purchase Agreement and Form of Warrant used in the Offering are attached hereto as Exhibits 10.1 and 10.2, respectively.


Note 7.   Recently Issued Accounting Pronouncements

In February 2007, the FASB issued FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to expand the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In December 2007, the FASB issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its financial statements.


Accelr8 Technology Corporation -10-  10-QSB 01/31/08

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

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other


Accelr8 Technology Corporation -11- 10-QSB 01/31/08 factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including the risks in the section entitled "Risk Factors" its 10-KSB for the year ended July 31, 2007, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

We are developing the BACcel(R) system, a rapid bacterial diagnostic platform, by integrating our proprietary technologies into an automated system. Proprietary technologies include OptiChem(R) surface coatings, and various innovative assay processing methods. We have received patents or we have patent applications pending for the major technology components, methods, and systems.

The BACcel(R) system development project began with a number of innovative analytical biological concepts that had no direct precedent, but which adapted well-accepted microbiological testing principles for automated analysis. Until now, these testing principles have only been applied to cultures that contain hundreds of millions of bacteria descended from single organisms, hand-selected as cultured colonies grown from a patient specimen.

The BACcel(R) system is based on simple transformations of standard methods, using advanced automation technology to achieve substantially better performance than is possible with current testing methods. We believed that speed and precision should be possible by analyzing, as individuals, many thousands of cells extracted directly from the patient specimen. This contrasts with standard culturing in which the descendants of fewer than ten cells are presumed to represent the entire infectious bacterial population in a specimen, and with which many hours of repeated growth are required to perform analyses. Typically, initial testing requires 2-3 days, which is too late to help guide the physician to make treatment decisions for critically ill patients who often become infected with drug-resistant bacteria. As a result, initial therapy typically proves inadequate in 20% to 40% of such cases, causing high mortality, serious medical complications, and extended length of stay.

Published studies on ICU patients consistently show that a hospital-acquired infection doubles the risk of mortality and complications. Infection with a multi-resistant organism quadruples risks relative to comparable un-infected


Accelr8 Technology Corporation -12- 10-QSB 01/31/08 patients. The most important reason for elevated risk is inadequate initial therapy, caused by widespread and complex mechanisms of drug resistance.

We intend the BACcel(R) system to report bacterial quantitation and identification within 2 hours of patient specimen processing. We plan to augment the first reported identification with additional identification of major antibiotic resistance mechanisms. We believe that resistance mechanism identification will require no more than 4 additional hours of testing, with some results becoming available more quickly than others.

The purpose of this strategy is to narrow the drug choices for initial therapy by identifying major resistance mechanisms that are likely to cause drugs to fail. If successful, this approach would help the physician to subtract ineffective drugs from the list of available drugs, leaving those that are most likely to control the infection as initial therapy.

For example, the first report might state that a significant number of common "Staph" is present in a patient specimen, likely causing a patient's infection. The second report might then state that all of the organisms fall into a major antibiotic resistance group known as "MRSA" (methicillin resistant Staphylococcus aureus, often referred to as "superbugs" in news reports because of their multiple drug resistance). This identification eliminates from consideration the most important drugs otherwise preferred for treating Staph infections.

The second report would include the identification of additional important resistance mechanisms that might similarly rule out the next most important drugs. In this way, we believe that the BACcel(R) system will systematically test for the most significant resistance mechanisms. This would leave the physician with specific drug choices that are most likely to prove effective. From these, the physician would then be able to hold in reserve those drugs considered "salvage" or "last choice" drugs. This approach of reserving drugs helps to delay the emergence of resistance for the few drugs still available to treat highly resistant strains.

Without specific guidance, the physician now has no choice but to use these reserved drugs to assure initial infection control but accelerating their loss of effectiveness over time.

Popular news media have reported widely about MRSA as a multi-resistant "superbug." However, organizations such as the CDC (US Centers for Disease Control and Prevention) and IDSA (Infectious Diseases Society of America) have also identified other multi-drug resistant organisms as presenting even greater threats. They include Pseudomonas, Acinetobacter, E. coli, and Klebsiella. In the hospital ICU, MRSA typically causes no more than about 30% of mortality from acquired infections. The other organisms just listed account for a much higher percentage.


Accelr8 Technology Corporation -13-  10-QSB 01/31/08

To the best of management's knowledge, based on outside opinions and direct market research, Accelr8 is the only organization in the world to be developing a rapid diagnostic solution, and one that includes these organisms and strain types.

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

In parallel to the BACcel(R) system development, we have developed and independently licensed OptiChem(R) surface coatings to other companies for use in microarraying and other molecular detection products. We have granted Schott Jenaer Glas GmbH, a global leader in high-quality glass manufacturing, a non-exclusive license to manufacture and market microarraying slides using OptiChem(R) coatings. We have also licensed NanoString Technologies Inc. to use OptiChem(R) in their innovative molecular bar-coding systems for high-sensitivity gene expression analysis.

During the three months ended January 31, 2008, we placed two development systems in outside academic research facilities. One system is in the Denver Health Medical Center. The other is in Barnes-Jewish Hospital, St. Louis. The outside investigators are using the systems for technical validation of the analytical methods.

We intend to give three presentations at the American Society for Microbiology meeting to be held in June 2008. The presentations describe the results of studies on rapid antibiotic resistance mechanism identification, rapid testing for Acinetobacter identification, and detection and enumeration of bacteria extracted directly from human respiratory specimens.

During the quarter, we began scale-up of our proprietary antibody development methods. The first antibodies were raised against Acinetobacter, for which no commercial antibodies are available. We believe that the scale-up will provide material for BACcel(R) system development, outside research support, and additional test development.

We also continued to expand our marketing program to educate potential industry partners. In December, Becton Dickinson & Company (NYSE: BDX) acquired an exclusive right to negotiate the terms of a potential business relationship. The right expires on March 31, 2008.


Accelr8 Technology Corporation -14-  10-QSB 01/31/08

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to expand the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In December 2007, the FASB issued FAS 160 which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions.

In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS 160 is effective for annual periods beginning on or after December 15, 2008. The Company does not expect the adoption of FAS 160 to have an effect on its financial statements.

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its financial statements.

Changes in Results of Operations: three months ended January 31, 2008 compared to three months ended January 31, 2007.

During the three months ended January 31, 2008, OptiChem(R) revenues were $39,058 as compared to $20,899 during the three month period ended January 31, 2007, an increase of $18,159 or 86.9% due to increased sales of custom coated slides to Nanostring.

There were option fees of $45,455 during the three months ended January 31, 2008 compared to $14,250 during the three months ended January 31, 2007. This was the result of receiving an option payment from Becton Dickinson & Company of $100,000 which expires by its terms on March 31, 2008. This amount represents the earned portion of such option contract.

The license fees of $50,000 and $50,000 during the three months ended January 31, 2008 and 2007 were the result of License Agreements entered into with Schott Jenaer Glas GmbH for Slide H and HS to produce and sell the Company's technology, on coated OptiChem(R) slides.


Accelr8 Technology Corporation -15-  10-QSB 01/31/08

Research and development expenses for the three months ended January 31, 2008 were $252,109 as compared to $246,969 during the three months ended January 31, 2007, an increase of $5,140 or 2.08%. This increase was primarily due to direct supply costs related to the development of the BACcel(R) system.

During the three months ended January 31, 2008, general and administrative expenses were $157,215 as compared to $255,491 during the three months ended January 31, 2007, a decrease of $98,276 or 38.5%. The decrease was primarily due to decreases in salaries of $15,800 and corporate and shareholder expenses of $10,278 and fewer full time employees.

The increase in amortization was negligible for the three months ended January 31, 2008 as compared to the three month period ended January 31, 2007.

Marketing and sales expenses for the three months ended January 31, 2008 were $2,631 as compared to $158 during the three months ended January 31, 2007, an increase of $2,473. The increase was primarily due to expenses related to presentations at scientific conferences.

Depreciation for the three months ended January 31, 2008 was $12,036 as compared to $18,382 during the three months ended January 31, 2007, a decrease of $6,346 or 34.5%. This decrease resulted from the increased age of assets and related depreciation as well as sale of equipment no longer being used.

Costs of goods sold during the three months ended January 31, 2008 were $7,719 as compared to $2,147 during the three months ended January 31, 2007, an increase of $5,572 or 259.5%. The increase in costs of goods sold was primarily the result of an increase in the sales of custom coated slides to Nanostring.

As a result of the above factors, loss from operations for the three months ended January 31, 2008 was $358,888 as compared to a loss of $498,043 during the three months ended January 31, 2007, a decreased loss of $139,155 or 27.9%.

Interest and dividend income during the three months ended January 31, 2008 was $12,612 as compared to $28,856 during the three months ended January 31, 2007, a decrease of $16,244 or 56.3%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

An unrealized holding loss on investments held in the deferred compensation trust for the three months ended January 31, 2008 was $44,371 as compared to an unrealized gain of $12,827 during the three months ended January 31, 2007, a decrease of $57,198. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.


Accelr8 Technology Corporation -16-  10-QSB 01/31/08

Gain on the sale of equipment was $50,407 during the three months ended January 31, 2008 as compared to $0 during the three months ended January 31, 2007. The gain on the sale of equipment was the result of demand for used microarray printers.

As a result of these factors, net loss for the three months ended January 31, 2008 was $340,240 as compared to $456,360 during the three months ended January 31, 2007, a decreased loss of $116,120 or 25.4%.

Changes in Results of Operations: Six months ended January 31, 2008 compared to six months ended January 31, 2007.

During the six months ended January 31, 2008, OptiChem(R) revenues were $53,642 as compared to $55,118 during the six month period ended January 31, 2007, a decrease of $1,476 or 2.7%. The decrease was minimal.


Consulting fees during the six-month period ended January 31, 2008 were $0 as compared to $22,000 during the six-month period ended January 31, 2007, a decrease of $22,000 or 100%. No technical consulting fees were billed or received during the six months end January 31, 2008.

Option fees during the six months ended January 31, 2008 were $45,455 as compared to $14,250 during the six months ended January 31, 2007. The option fee for the six months ended January 31, 2008 consisted of the earned portion of an option from Becton Dickinson & Company which will expire on March 31, 2008.

License fees during the six months ended January 31, 2008 were $100,000 as compared to $50,000 during the six months ended January 31, 2007, an increase of $50,000 or 100%. The license fees during the six months ended January 31, 2008 were the result of a License Agreement entered into with Schott Jenaer Glas GmbH to produce and sell the Company's technology on coated OptiChem(R) Slide H and an exclusive license with Nanostring.

Research and development expenses for the six months ended January 31, 2008 were $521,176 as compared to $566,340 during the six months ended January 31, 2007, a decrease of $45,164 or 8.0%. This decrease was primarily due to decreased consulting/engineering fees related to the development of the BACcel(R) platform.

During the six months ended January 31, 2008, general and administrative expenses were $408,282 as compared to $519,172 during the six month period ended January 31, 2007, a decrease of $110,890 or 21.4%. The decrease was primarily due to decreases in salaries of $24,932, payroll taxes of $11,055 and legal fees of $3,656, offset by deferred compensation of $62,576.


Accelr8 Technology Corporation -17-  10-QSB 01/31/08

Marketing and sales expenses for the six months ended January 31, 2008 were $9,143 as compared to $3,598 during the six months ended January 31, 2007, an increase of $5,545 or 154.1%. The increase was primarily due to expenses related to presentations at scientific conferences.

Depreciation for the six months ended January 31, 2008 was $27,111 as compared to $36,764 during the six months ended January 31, 2007, a decrease of $9,653 or 26.3%. The decreased depreciation was the result of some assets becoming fully depreciated during the year ended July 31, 2008, coupled with no new purchases of on-site lab equipment during the first six months of the current year and sale of used equipment.

Cost of goods sold during the six months ended January 31, 2008 were $9,032 as compared to $10,726 during the six months ended January 31, 2007, a decrease of $1,694 or 15.8%. The decrease in cost of goods sold was primarily the result of the corresponding decrease in sales of custom coated slides.

As a result of the above factors, loss from operations for the six months ended January 31, 2008 was $897,384 as compared to a loss of $1,115,323 during the six months ended January 31, 2007, a decrease of losses of $217,939 or 19.5%.

Investment and dividend income during the six months ended January 31, 2008 was $36,278 as compared to $63,620 during the six months ended January 31, 2007 a decrease of $27,342 or 43.0%. Interest income decreased as a result of decreased interest rates and the amounts of cash held by the Company.

An unrealized holding loss on investments held in the deferred compensation trust for the six months ended January 31, 2008 was $18,019 as compared to a gain of $56,014 for the six months ended January 31, 2007, a difference of $74,033. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

Gain on the sale of equipment was $51,762 during the six months ended January 31, 2008 as compared to $0 during the six months ended January 31, 2007. The gain on the sale of equipment was the result of demand for used microarray printers.

As a result of these factors, net loss for the six months ended January 31, 2008 was $827,364 as compared to $995,689 during the six months ended January 31, 2007, a decreased loss of $168,325 or 16.9%.

Capital Resources and Liquidity

At January 31, 2008, as compared to July 31, 2007, cash and cash equivalents decreased by $515,053 from $1,393,669 to $878,616, or approximately 37.0% and the Company's working capital decreased $706,612 or 51.3% from $1,376,284 to $669,672. During the same period, shareholders' equity decreased from $4,880,207 to $4,090,651.


Accelr8 Technology Corporation -18-  10-QSB 01/31/08

The net cash used in operating activities was $460,919 during the six months ended January 31, 2008 compared to cash used in operating activities of $827,386 during the six months ended January 31, 2007. The principal elements that gave rise to the decrease of cash used in operating activities were a decrease in the net loss of $168,325, an increase in liabilities and deferred revenue that consists of: accounts payable of $58,817; deferred revenue of $130,728 and deferred compensation of $38,058 and partially offset by other gains.

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

On March 6, 2008, we held a closing on the sale of securities to accredited investors of an aggregate of $800,000 (the "Offering"). See Part II, Item 2 "Unregistered Sales of Equity Securities and Use of Proceeds" below. As a result of the cash raised in the Offering, management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the next 12 months.

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



Item 3.  Controls and Procedures
         -----------------------

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2008. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2008.


Accelr8 Technology Corporation -19-  10-QSB 01/31/08

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

           Not Applicable.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
--------------------------------------------------------------------

         On March 6, 2008, we held a closing on the sale (the "Offering") to accredited investors of an aggregate of 200,000 shares of the Company's no par value Common Stock sold at $4.00 per share (the "Common Stock") and warrants to purchase 100,000 shares of Common Stock at a purchase price of $5.50 per share that expire 30 months from the date of issuance (the "Warrants")(the "Common Stock and the Warrants are referred to herein as the "Securities").

         Pursuant to the Stock Purchase Agreements, if during the period commencing on March 6, 2008 and ending on March 6, 2009, we issue additional shares (the "Additional Shares") of Common Stock or Common Stock Equivalents (as defined in the Stock Purchase Agreement) at a purchase, exercise or conversion price less than $4.00 per share (subject to certain adjustments for splits, recapitalizations and reorganizations), then we will issue additional shares of Common Stock to the investors so that the effective purchase price per share will be the same per share purchase, exercise or conversion price of the Additional Shares (subject to certain exceptions set forth in the Stock Purchase Agreement). Notwithstanding the foregoing, the effective price per share will not be adjusted below $3.00 per share.


         The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of common stock or common stock equivalents at a price less than $5.50 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions are not applicable to employee stock options and shares issued in connection with certain mergers and acquisitions. The Company received $800,000 in proceeds from the sale of the Securities. The Company paid no commissions in connection with the Offering.

         Investors in the units have "piggyback" registration rights with respect to the resale of the shares of Common Stock, as well as the shares issuable upon exercise of the Warrants.

         The Securities were offered and sold in reliance upon Rule 506 promulgated under Section 4(2) of the Securities Act of 1933, as amended. The Securities sold in the Offering have not been registered under the Securities Act or state securities laws and may not be offered or sold absent registration with the SEC or an applicable exemption from the registration requirements. The Form of Stock Purchase Agreement and Form of Warrant used in the Offering are attached hereto as Exhibits 10.1 and 10.2, respectively.


Accelr8 Technology Corporation -20-  10-QSB 01/31/08

Item 3.  Defaults upon Senior Securities
----------------------------------------

           Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

           Not applicable.

Item 5.  Other Information
--------------------------

           None

Item 6.  Exhibits
-----------------

a)       Exhibits:

1.       Exhibit 10.1   Form of Stock Purchase Agreement

2.       Exhibit 10.2   Form of Warrant

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


Accelr8 Technology Corporation -21-  10-QSB 01/31/08

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 17, 2008                     ACCELR8 TECHNOLOGY CORPORATION


                                           /s/  Thomas V. Geimer
                                           -------------------------------------
                                           Thomas V. Geimer, Secretary,
                                           Chief Executive Officer and
                                           Chief Financial Officer


                                           /s/  Bruce H. McDonald
                                           -------------------------------------
                                           Bruce H. McDonald, Principal
                                           Accounting Officer


Accelr8 Technology Corporation -22-  10-QSB 01/31/08