Form 10QSB
period 2008-04-30
ACCELR8 TECHNOLOGY CORP
filed 2008-06-16
CIK 727207

FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

Number of shares outstanding of the issuer's Common Stock:


               Class                        Outstanding at June 13, 2008
               -----                        ----------------------------
       Common Stock, no par value                     10,171,210


Transititional small business disclosure format  [ ] yes   [ X ]  no


Accelr8 Technology Corporation            1                      10-QSB 4/30/08

                                      INDEX
                                      -----



                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets                                       3
                  April 30, 2008 (unaudited) and July 31, 2007

               Condensed Statements of Operations                             4
                  for the three and nine months ended April 30, 2008 and 2007 (unaudited)

               Condensed Statements of Cash Flows                             5
                  for the nine months ended April 30, 2008 and 2007 (unaudited)

               Notes to Unaudited Condensed Financial Statements              6

     Item 2.   Management's Discussion and Analysis of                       12
                  Financial Condition and Results of Operations

     Item 3.   Controls and Procedures                                       14


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             14


     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   14


     Item 3.   Defaults Upon Senior Securities                               14


     Item 4.   Submission of Matters to a Vote of Security Holders           15


     Item 5.   Other Information                                             15


     Item 6.   Exhibits                                                      15


SIGNATURES                                                                   15

CERTIFICATION OF OFFICERS


Accelr8 Technology Corporation            2                      10-QSB 4/30/08


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                Accelr8 Technology Corporation
                                                  Condensed Balance Sheets

                                                         ASSETS

                                                                        April 30, 2008          July 31, 2007
                                                                        --------------          -------------
                                                                         (Unaudited)
Current assets:

   Cash and cash equivalents                                            $  1,276,760            $  1,393,669
   Accounts receivable                                                             0                   5,625
   Inventory                                                                  98,860                 107,855
   Prepaid expenses and other current assets                                  34,747                  24,466
                                                                        ------------            ------------
Total current assets                                                       1,410,367               1,531,615

Property and equipment, net                                                   49,434                 106,819

Investments, net                                                           1,092,970               1,027,550

Intellectual property, net (Note 3)                                        3,370,975               3,472,103
                                                                        ------------            ------------

Total assets                                                            $  5,923,746            $  6,138,087
                                                                        ============            ============

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                    $     77,599            $     64,599
    Accrued compensation and other liabilities                                16,598                  32,386
    Deferred revenue                                                         128,177                  58,346
                                                                        ------------            ------------
Total current liabilities                                                    222,374                 155,331

Long-term liabilities:
    Deferred compensation                                                  1,151,961               1,102,549
                                                                        ------------            ------------
Total liabilities                                                          1,374,335               1,257,880
                                                                        ------------            ------------

Commitments and Contingencies

Shareholders' equity
    Common stock, no par value; 14,000,000 shares authorized;
       10,171,210 and 9,971,210 shares respectively
       issued and outstanding                                             13,678,020              12,878,020
    Contributed capital                                                      702,615                 635,280
    Accumulated (deficit)                                                 (9,557,624)             (8,359,493)
    Shares held for employee benefit (1,129,110 shares
       at cost)                                                             (273,600)               (273,600)
                                                                        ------------            ------------
Total shareholders' equity                                                 4,549,411               4,880,207
                                                                        ------------            ------------

Total liabilities and shareholders' equity                              $  5,923,746            $  6,138,087
                                                                        ============            ============


Accelr8 Technology Corporation                                 3                              10-QSB 4/30/08


                                               Accelr8 Technology Corporation
                                             Condensed Statements of Operations
                                For the three and nine months ended April 30, 2008 and 2007
                                                         (Unaudited)

                                                  3 Months Ended April 30                    9 Months Ended April 30
                                                 2008                 2007                 2008                  2007
                                                 ----                 ----                 ----                  ----
Revenues:
   OptiChem revenues                         $          0         $     22,687         $     53,642         $     77,805
   Technical consulting revenue                         0                    0                    0               22,000
   Royalties                                        6,352                    0                6,352                    0
   Option fees                                     54,545                 --                100,000               14,250
   License fees                                         0                 --                100,000               50,000
                                             ------------         ------------         ------------         ------------
       Total revenues                              60,897               22,687              259,994              164,055
                                             ------------         ------------         ------------         ------------

Costs and expenses:
   Research and development                       153,722              247,524              674,897              813,864
   General and administrative                     201,704              211,007              609,989              730,179
   Amortization                                    60,404               60,046              182,141              180,137
   Marketing and sales                              1,356                2,190               10,499                5,788
   Depreciation                                    12,036               18,382               39,146               55,146
   Cost of sales                                        0                4,035                9,032               14,761
                                             ------------         ------------         ------------         ------------
   Total costs and expenses                       429,222              543,184            1,525,704            1,799,875
                                             ------------         ------------         ------------         ------------

   Loss from operations                          (368,325)            (520,497)          (1,265,710)          (1,635,820)
                                             ------------         ------------         ------------         ------------

   Other income:
Interest and dividend income                       16,720               26,130               52,999               89,750
Unrealized Gain (Loss) on                         (19,163)              15,788              (37,181)              71,802
investments
Gain (Loss) on sale of equipment
                                                        0                    0               51,761                    0
                                             ------------         ------------         ------------         ------------
Other Income                                            0                2,042                    0                2,042
                                             ------------         ------------         ------------         ------------
   Total other income                              (2,443)              43,960               67,579              163,594
                                             ------------         ------------         ------------         ------------

   Net Loss                                  $   (370,768)        $   (476,537)        $ (1,198,131)        $ (1,472,226)
                                             ============         ============         ============         ============

   Net loss per share:
   Basic and diluted net loss                $       (.04)        $      (0.05)        $      (0.12)        $      (0.15)
     per share                               ============         =============        ============         ============

   Weighted average shares                     10,096,586            9,971,210           10,012,736            9,971,210
     outstanding                             ============         ============         ============         ============


Accelr8 Technology Corporation                                        4                                   10-QSB 4/30/08



                                                  Accelr8 Technology Corporation
                                                Condensed Statements Of Cash Flows
                                         For the Nine months Ended April 30, 2008 and 2007
                                                         (Unaudited)

                                                                                      2008                 2007
                                                                                      ----                 ----
Cash flows from operating activities:
     Net loss                                                                     $(1,198,131)         $(1,472,226)
      Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:

         Depreciation                                                                  39,146               55,146
         Amortization                                                                 182,141              180,137
         Fair value of stock options
            granted for services                                                       67,335               28,540
         Unrealized holding (gain) loss on investments                                 37,181              (71,802)

         Realized (Gain) on sale of investments, interest and dividend                (27,601)             (12,109)
           reinvestment

         (Gain) on sale of fixed assets                                               (51,761)                   0

         (Increase) decrease in assets:

           Accounts receivable                                                          5,625               (6,153)

           Inventory                                                                    8,995               (3,243)

           Prepaid expense and other                                                  (10,281)               7,721

         Increase (decrease) in liabilities:

           Accounts payable                                                            13,000               (2,535)

           Accrued liabilities                                                        (15,788)              22,217

           Deferred revenue                                                            69,831                6,059

           Deferred compensation                                                       49,412              140,161
                                                                                  -----------          -----------

       Net cash (used in) operating activities                                       (830,896)          (1,128,087)

Cash flows from investing activities:


     Sales Proceeds - Fixed Assets                                                     70,000                    0

     Purchases of equipment and patent costs                                          (81,013)                   0

     Contribution to deferred compensation trust                                      (75,000)             (75,000)
                                                                                  -----------          -----------

       Net cash (used in) investing activities                                        (86,013)             (75,000)
                                                                                  -----------          -----------

Cash flows from financing activities:

         Sale of Common Stock & Warrants                                              800,000                    0
                                                                                  -----------          -----------

      Net cash provided by financing activities                                       800,000                    0
                                                                                  -----------          -----------

Decrease in cash and cash equivalents
                                                                                     (116,909)          (1,203,087)

Beginning balance                                                                   1,393,669            3,004,336
                                                                                  -----------          -----------
Ending balance                                                                    $ 1,276,760          $ 1,801,249
                                                                                  ===========          ===========


Accelr8 Technology Corporation                                  5                                   10-QSB 4/30/08

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2007 included in our annual report on Form 10-KSB as filed with the SEC.


Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and nine months ended April 30, 2008 may not be indicative of the results of operations for the year ended July 31, 2008.


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


Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at April 30, 2008 and 2007. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes," on August 1, 2007. The adoption of FIN 48 resulted in no adjustment to opening retained earnings. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during the year ending July 31, 2008 relative to any tax positions taken prior to August 1, 2007. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

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

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property research & development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its financial statements.


 Note 4.  Intellectual Property

Intellectual property consisted of the following:

                                                 April 30, 2008    July 31, 2007
                                                 --------------    -------------

OptiChem(R) Technologies                          $ 4,454,538       $ 4,454,538
Patents                                               375,004           293,991
Trademarks                                             49,019            49,019
                                                  -----------       -----------
      Total intellectual property                   4,878,561         4,797,548
Accumulated amortization                           (1,507,586)       (1,325,445)
                                                  -----------       -----------
      Net intellectual property                   $ 3,370,975       $ 3,472,103
                                                  ===========       ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $182,141 and $180,137, respectively, for the nine months ended April 30, 2008 and 2007.


Accelr8 Technology Corporation          7                        10-QSB 4/30/08

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


Note 6. Employee Stock Based Compensation

On April 30, 2008, there were 1,187,500 common stock options outstanding at prices ranging from $1.45 to $4.50 with expiration dates between January 18, 2008 and December 11, 2017. For the nine months ended April 30, 2008 and 2007, stock options exercisable into 1,087,500 and 987,500 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended April 30, 2008 and 2007, the company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Under the modified prospective application method, we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation cost for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the nine months ended April 30, 2008 and 2007: no dividend yield; risk free interest rate of 4% to 5%; expected life of 3-10 years; and expected volatility of 66% to 51%. The weighted average remaining contractual life of options outstanding at April 30, 2008 and 2007 was 4.11 and
4.46 years, respectively.

As of April 30, 2008, the total unrecognized share-based compensation cost related to unvested stock options was approximately $294,144. For the nine month period ended April 30, 2008 and 2007 the Company recognized $67,335 and $28,540, respectively in stock based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.


Accelr8 Technology Corporation          8                        10-QSB 4/30/08

Note 7.   Sale of Securities

On March 6, 2008, the Company held a closing on the sale of an aggregate of 200,000 shares of the Company's no par value Common Stock sold at $4.00 per share (the "Common Stock") and warrants to purchase 100,000 shares of Common Stock at a purchase price of $5.50 per share that expire 30 months from the date of issuance (the "Warrants")(the "Common Stock and the Warrants are referred to herein as the "Securities").

Pursuant to the Stock Purchase Agreements, if during the period commencing on March 6, 2008 and ending on March 6, 2009, the Company issues additional shares (the "Additional Shares") of Common Stock or Common Stock Equivalents (as defined in the Stock Purchase Agreement) at a purchase, exercise or conversion price less than $4.00 per share (subject to certain adjustments for splits, recapitalizations and reorganizations), then the Company will issue additional shares of Common Stock to the investors so that the effective purchase price per share will be the same per share purchase, exercise or conversion price of the Additional Shares (subject to certain exceptions set forth in the Stock Purchase Agreement). Notwithstanding the foregoing, the effective price per share will not be adjusted below $3.00 per share.

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


Note 8. Subsequent Events

Subsequent to April 30, 2008, the Company and Becton, Dickinson and Company ("BD") entered into a Research and Option Agreement (the "Agreement").

The Agreement provides for the establishment of a research program from the date of the Agreement until October 31, 2009 whereby BD will fund certain research work by the Company relating to the Company's BACcel(TM) rapid pathogen diagnostics platform (the "BACcel(TM) Platform"). The research program includes mutually agreed upon milestones to support BD's product development planning. Under the terms of the Agreement, in connection with the research program, the Company will receive certain periodic payments from BD between the date of the Agreement and July 1, 2009.

The Agreement also grants BD an option to acquire for an upfront payment an exclusive license (the "Exclusive License") from the Company for certain know-how and patent rights relating to the BACcel(TM) Platform. The Exclusive License also provides for the Company to receive royalty payments on worldwide sales. The Exclusive License contains certain diligence requirements for BD to develop and commercialize such products. If BD exercises the option but fails to meet certain terms of the Exclusive License, the Company has the option to convert the Exclusive License to a non-exclusive license. If BD does not exercise the Exclusive License, Accelr8 will receive a non-exclusive license from BD for certain intellectual property.

Pursuant to the Agreement, from the date of the Agreement until October 31, 2009, the Company agreed not to engage in or participate in any discussions or negotiations with parties other than BD for the joint development of, licensing of or intellectual property relating to the BACcel(TM) Platform.

Unless earlier terminated pursuant to the terms of the Agreement, the Agreement shall terminate upon the Exclusive License Agreement or the non-exclusive license from BD to the Company coming into effect.


Accelr8 Technology Corporation          9                        10-QSB 4/30/08

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel(TM) system, the Company will have sufficient capital to complete the development of the BACcel(TM) system, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are developing the BACcel(TM) system, a rapid bacterial diagnostic platform, by integrating our proprietary technologies into an automated system. Proprietary technologies include OptiChem(R) surface coatings, and various innovative assay processing methods. We have received patents or we have patent applications pending for the major technology components, methods, and systems.


Accelr8 Technology Corporation          10                       10-QSB 4/30/08

The BACcel(TM) system development project began with a number of innovative analytical biological concepts that had no direct precedent, but which adapted well-accepted microbiological testing principles for automated analysis. Until now, these testing principles have only been applied to cultures that contain hundreds of millions of bacteria descended from single organisms, hand-selected as cultured colonies grown from a patient specimen.

The BACcel(TM) system is based on simple transformations of standard methods, using advanced automation technology to achieve substantially better performance than is possible with current testing methods. We believed that speed and precision should be possible by analyzing, as individuals, many thousands of cells extracted directly from the patient specimen. This contrasts with standard culturing in which the descendants of fewer than ten cells are presumed to represent the entire infectious bacterial population in a specimen, and with which many hours of repeated growth are required to perform analyses. Typically, initial testing requires 2-3 days, which is too late to help guide the physician to make treatment decisions for critically ill patients who often become infected with drug-resistant bacteria. As a result, initial therapy typically proves inadequate in 20% to 40% of such cases, causing high mortality, serious medical complications, and extended length of stay.

Published studies on ICU patients consistently show that a hospital-acquired infection doubles the risk of mortality and complications. Infection with a multi-resistant organism quadruples risks relative to comparable un-infected patients. The most important reason for elevated risk is inadequate initial therapy, caused by widespread and complex mechanisms of drug resistance.

We intend the BACcel(TM) system to report bacterial quantitation and identification within 2 hours of patient specimen processing. We plan to augment the first reported identification with additional identification of major antibiotic resistance mechanisms. We believe that resistance mechanism identification will require no more than 4 additional hours of testing, with some results becoming available more quickly than others.

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

The second report would include the identification of additional important resistance mechanisms that might similarly rule out the next most important drugs. In this way, we believe that the BACcel(TM) system will systematically test for the most significant resistance mechanisms. This would leave the physician with specific drug choices that are most likely to prove effective. From these, the physician would then be able to hold in reserve those drugs considered "salvage" or "last choice" drugs. This approach of reserving drugs helps to delay the emergence of resistance for the few drugs still available to treat highly resistant strains.

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


Accelr8 Technology Corporation          11                       10-QSB 4/30/08

To the best of management's knowledge, based on outside opinions and direct market research, the Company is the only organization in the world to be developing a rapid diagnostic solution, and one that includes these organisms and strain types.

To date, we have established the functional requirements of the BACcel(TM) platform. We have begun testing the specific analyses required in the BACcel(TM) system and published the results at major scientific and clinical conferences. We have been guided by leading medical experts in our development strategy and product design.

During the next twelve months, the Company intends to expand its experimental data to characterize and validate test performance to be used in future versions of the BACcel(TM) system. In addition, we expect to further define requirements for a commercial research product in advance of clinical product development.

In parallel to the BACcel(TM) system development, we have developed and independently licensed OptiChem(R) surface coatings to other companies for use in microarraying and other molecular detection products. We have granted Schott Jenaer Glas GmbH, a global leader in high-quality glass manufacturing, a non-exclusive license to manufacture and market microarraying slides using OptiChem(R) coatings. We have also licensed NanoString Technologies Inc. to use OptiChem(R) in their innovative molecular bar-coding systems for high-sensitivity gene expression analysis.

During the nine months ended April 30, 2008, we placed two development systems in outside academic research facilities. One system is in the Denver Health Medical Center. The other is in Barnes-Jewish Hospital, St. Louis. The outside investigators are using the systems for technical validation of the analytical methods.

We intend to give three presentations at the American Society for Microbiology meeting to be held in June 2008. The presentations describe the results of studies on rapid antibiotic resistance mechanism identification, rapid testing for Acinetobacter identification, and detection and enumeration of bacteria extracted directly from human respiratory specimens.

During the quarter ended April 30, 2008, we continued the scale-up of our proprietary antibody development methods. The first antibodies were raised against Acinetobacter, for which no commercial antibodies are available. We believe that the scale-up will provide material for BACcel(TM) system development, outside research support, and additional test development. We also advanced the development of antibodies required for additional organisms, and initiated other types of testing used for identification of bacteria.

Effective May 16, 2008, we entered into a Research and Option Agreement with Becton, Dickinson and Company. Pursuant to the Research and Option Agreement, BD will fund certain research work by the Company relating to the Company's BACcel(TM) system. The immediate funding relieves Accelr8 of the need to independently raise funds to support BACcel(TM) technical milestone achievement set forth in the Research and Option Agreement through September 2009. If BD exercises the licensing option, Management believes that the agreement would then further relieve Accelr8 of the need to raise the large amount of funding required for BACcel(TM) product development, protect shareholders from the potentially significant dilution and mitigate the risks associated with BACcel
(TM) commercialization.

The agreement also enables Accelr8 to seek additional commercial applications for its proprietary technology. Management believes that this expands the opportunity horizon for shareholders.


Accelr8 Technology Corporation          12                        10-QSB 4/30/08

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

In December 2007, the FASB issued SFAS 141(revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, intellectual property, research & development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the impact, if any, of SFAS 141R on its financial statements.


Changes in Results of Operations: three months ended April 30, 2008 compared to three months ended April 30, 2007.

During the three months ended April 30, 2008, OptiChem(R) revenues were $0 as compared to $22,687 during the three month period ended April 30, 2007, a decrease of $22,687 or 100% due to sales of custom coated slides to NanoString now reverting to being reported under royalty income, as a result of the sales of a OptiChem(R) license in October, 2007.

There were option fees of $54,545 during the three months ended April 30, 2008 compared to $0 during the three months ended April 30, 2007. The option fee for the three months ended April 30, 2008 consisted of the earned portion of an option from Becton Dickinson & Company.

Research and development expenses for the three months ended April 30, 2008 were $153,722 as compared to $247,524 during the three months ended April 30, 2007, a decrease of $93,802 or 38%. The decrease was primarily the result of a reduction in the use of outside engineering firms related to the development of the BACcel(TM) system and decreased salaries paid due to attrition.

During the three months ended April 30, 2008, general and administrative expenses were $201,704 as compared to $211,007 during the three months ended April 30, 2007, a decrease of $9,303 or 4.4%. The decrease was primarily due to decreases in salaries, related taxes and benefits of $57,345.

The increase in amortization was negligible for the three months ended April 30, 2008 as compared to the three month period ended April 30, 2007.


Accelr8 Technology Corporation           13                      10-QSB 4/30/08

Marketing and sales expenses for the three months ended April 30, 2008 were $1,356 as compared to $2,190 during the three months ended April 30, 2007, a decrease of $834. The decrease was primarily due reduced expenses relating to presentations at scientific conferences.

Depreciation for the three months ended April 30, 2008 was $12,036 as compared to $18,382 during the three months ended April, 2007, a decrease of $6,346 or 34.5%. This decrease resulted from the increased age of assets and related depreciation as well as sale of equipment, in previous quarters, no longer being used.

Costs of goods sold during the three months ended April 30, 2008 were $0 as compared to $4,035 during the three months ended April 30, 2007, a decrease of $4,035 or 100%. The decrease in costs of goods sold was primarily the result of no sales of custom coated slides to NanoString, which now owns a license to OptiChem(R).

As a result of the above factors, loss from operations for the three months ended April 30, 2008 was $368,325 as compared to a loss of $520,497 during the three months ended April 30, 2007, a decrease loss of $152,172 or 29.2%.

Interest and dividend income during the three months ended April 30, 2008 was $16,720 as compared to $26,130 during the three months ended April 30, 2007, a decrease of $9,410 or 36.0%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

An unrealized holding loss on investments held in the deferred compensation trust for the three months ended April 30, 2008 was $19,163 as compared to an unrealized gain of $15,788 during the three months ended April 30, 2007, a decrease of $34,951. The change was a result of decreased value of the underlying securities.

As a result of these factors, net loss for the three months ended April 30, 2008 was $370,768 as compared to $476,537 during the three months ended April 30, 2007, a decreased loss of $105,769 or 22.2%.


Accelr8 Technology Corporation           14                      10-QSB 4/30/08

Changes in Results of Operations: Nine months ended April 30, 2008 compared to nine months ended April 30, 2007.

During the nine months ended April 30, 2008, OptiChem(R) revenues were $53,642 as compared to $77,805 during the nine month period ended April 30, 2007, a decrease of $24,163 or 31.1%. The decrease was a result of licensing of OptiChem(R) to NanoString and receiving royalty income during the nine months ended April 30, 2008 as compared to sales revenue nine months ended April 30, 2007.

Consulting fees during the nine-month period ended April 30, 2008 were $0 as compared to $22,000 during the nine-month period ended April 30, 2007, a decrease of $22,000 or 100%. The $22,000 in consulting fees related to a Feasibility Testing Agreement that was completed during the nine-month period ended April 30, 2007. No technical consulting fees were billed or received during the nine months end April 30, 2008.

Option fees during the nine months ended April 30, 2008 were $100,000 as compared to $14,250 during the nine months ended April 30, 2007, an increase of $85,750. The option fee for the nine months ended April 30, 2008 consisted of an option from Becton Dickinson & Company.

License fees during the nine months ended April 30, 2008 were $100,000 as compared to $50,000 during the nine months ended April 30, 2007, an increase of $50,000 or 100%. The license fees during the nine months ended April 30, 2008 were the result of a License Agreement entered into with Schott Jenaer Glas GmbH to produce and sell the Company's technology on coated OptiChem(R) Slide H and an exclusive license with NanoString.

Research and development expenses for the nine months ended April 30, 2008 were $674,897 as compared to $813,864 during the nine months ended April 30, 2007, a decrease of $138,967 or 17.1%. The decrease was primarily the result of decreased supplies, a reduction in the use of outside engineering firms related to the development of the BACcel(TM) system and decreased salaries.

During the nine months ended April 30, 2008, general and administrative expenses were $609,989 as compared to $730,179 during the nine month period ended April 30, 2007, a decrease of $120,190 or 16.5%. The decrease was primarily due to reductions in salaries and related taxes and benefits.

The increase in amortization was negligible for the nine months ended April 30, 2008 as compared to the nine month period ended April 30, 2007.

Marketing and sales expenses for the nine months ended April 30, 2008 were $10,499 as compared to $5,788 during the nine months ended April 30, 2007, an increase of $4,711 or 81.3%. The increase was primarily due to expenses in connection with scientific conference attendance.

Depreciation for the nine months ended April 30, 2008 was $39,146 as compared to $55,146 during the nine months ended April 30, 2007, a decrease of $16,000 or 29.0%. The decreased depreciation was the result of the increased age of assets and certain disposals of equipment no longer being used.

Cost of goods sold during the nine months ended April 30, 2008 were $9,032 as compared to $14,761 during the nine months ended April 30, 2007, a decrease of $5,729 or 38.8%. The decrease in cost of goods sold was primarily the result of products being produced by others under licensing agreements as compared to the Company producing the products.

As a result of the above factors, loss from operations for the nine months ended April 30, 2008 was $1,265,710 as compared to a loss of $1,635,820 during the nine months ended April 30, 2007, a decrease in losses of $370,110 or 22.6%.


Accelr8 Technology Corporation           15                      10-QSB 4/30/08

Investment and dividend income during the nine months ended April 30, 2008 was $52,999 as compared to $89,750 during the nine months ended April 30, 2007 a decrease of $36,751 or 41%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

An unrealized holding losses on investments held in the deferred compensation trust for the nine months ended April 30, 2008 was $37,181 as compared to a gain of $71,802 for the nine months ended April 30, 2007, a difference of $108,983. The change was a result of decreased value of the underlying securities.

Gain on the sale of equipment was $51,761 during the nine months ended April 30, 2008 as compared to $0 during the nine months ended April 30, 2007. The gain on the sale of equipment was the result of the sale of microarray printers.

As a result of these factors, net loss for the nine months ended April 30, 2008 was $1,198,131 as compared to $1,472,226 during the nine months ended April 30, 2007, a decreased loss of $274,095 or 18.6%.


Capital Resources and Liquidity

During the nine months ended April 30, 2008 and April 30, 2007, we did not generate positive cash flows from operating activities. The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel(TM) system. Notwithstanding our investments in research and development, there can be no assurance that the BACcel(TM) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with our existing cash balance, additional issuance of equity or debt securities and/or a capital infusion from potential partners in the development of the BACcel(TM) system. If we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.

At April 30, 2008, as compared to July 31, 2007, cash and cash equivalents decreased by $116,909 from $1,393,669 to $ 1,276,760, or approximately 8.4 % and the Company's working capital decreased $188,291 or 13.7% from $1,376,284 to $1,187,993. During the same period, shareholders' equity decreased from $4,880,207 to $4,549,411 as a result of losses incurred, charges related to stock options and the additional $800,000 of equity raised during the year. Our working capital requirements are expected to increase in line with the growth of our business.

The net cash used in operating activities was $830,896 during the nine months ended April 30, 2008 compared to cash used in operating activities of $1,128,087 during the nine months ended April 30, 2007. The principal elements that gave rise to the decrease of cash used in operating activities were a result of lower net losses for the period and lower outside consultant fees.


Cash provided by financing activities during the nine months ended April 30, 2008 was $800,000. The cash provided by financing activities was the result of the sale of shares of our common stock to accredited investors of an aggregate of $800,000. As a result of the cash raised in the Offering, management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the next eighteen months.


Accelr8 Technology Corporation           16                      10-QSB 4/30/08

Thereafter, the Company may have to seek capital resources from other sources to meet its obligations in the future. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities, if any, will result in dilution to our current common stockholders.

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30, 2008. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2008.


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


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

Not applicable.


Item 5. Other Information
-------------------------

None


Accelr8 Technology Corporation           17                      10-QSB 4/30/08

Item 6. Exhibits
----------------


Exhibit No.                Description
-----------                -----------


10.1* Research and Option Agreement between Accelr8 Technology Corporation and Becton, Dickinson and Company effective
         May 16, 2008


31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

* Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.



Accelr8 Technology Corporation           18                      10-QSB 4/30/08

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  June 16, 2008                     ACCELR8 TECHNOLOGY CORPORATION


                                          /s/  Thomas V. Geimer
                                           ----------------------------
                                           Thomas V. Geimer, Secretary,
                                           Chief Executive Officer and
                                           Chief Financial Officer


                                           /s/  Bruce H. McDonald
                                           ----------------------------
                                           Bruce H. McDonald, Principal
                                           Accounting Officer


Accelr8 Technology Corporation           19                      10-QSB 4/30/08