Form 10KSB
period 2008-07-31
ACCELR8 TECHNOLOGY CORP
filed 2008-10-29
CIK 727207

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                    For the fiscal year ended: July 31, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2008 were $475,520.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 16, 2008 was approximately $27,953,986 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of October 16, 2008 was 10,226,210.

Documents incorporated by reference None

Transitional Small Business Disclosure Format Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

     Item 1.   Description of Business........................................3

     Item 2.   Description of Property.......................................20

     Item 3.   Legal Proceedings.............................................20

     Item 4.   Submission of Matters to a Vote of Security Holders...........20

PART II

     Item 5.   Market for Common Equity and Related Stockholder Matters
                   and Small Business Issuer Purchase of Equity Securities...20

     Item 6.   Management's Discussion and Analysis or Plan of Operation.....21

     Item 7.   Financial Statements..........................................30

     Item 8.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.......................30

     Item 8A.  Controls and Procedures.......................................31

     Item 8B.  Other Information.............................................31

PART III

     Item 9.   Directors, Executive Officers, Promoters, Control Persons and
                   Corporate Governance; Compliance With Section 16(a) of the
                   Exchange Act..............................................31

     Item 10.  Executive Compensation........................................35

     Item 11.  Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters...............43

     Item 12.  Certain Relationships and Related Transactions, and
                    Director Independence....................................44

     Item 13.  Exhibits......................................................45

     Item 14.  Principal Accountant Fees and Services........................45

SIGNATURES...................................................................47

Financial Statements........................................................F-1

Notes to Financial Statements...............................................F-6

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, as defined below, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company's operating expenses will not materially increase, BD (as defined below) will exercise its option to acquire the BACcelr8r, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as disclosed elsewhere in this Annual Report, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

         On January 18, 2001, we acquired the OpTest portfolio of technologies ("OpTest") from DDx, Inc. ("DDx"). Since the acquisition of the OpTest assets, we have focused primarily upon furthering the research and development of the acquired technologies, and the development of revenue producing products related to that technology. The purchase of OpTest provided us with a proprietary surface chemistry formulation and quantitative bio-analytical measurement instruments. We have supplemented these assets to develop the BACcel(TM) technology platform for applications related to rapid identification of bacteria and their antibiotic resistance.

         Before our acquisition of OpTest, we provided software tools and consulting services for system modernization solutions for Digital Equipment Corporation's VMS legacy systems. On July 30, 2004, we completed the sale of the assets related to the software business.

Business Strategy

         Our vision is to develop and commercialize an innovative, integrated system to rapidly identify bacteria and their mechanisms of antibiotic resistance in critically ill patients. Our business strategy for primary products in vertical markets is to prove the validity of our technology and recruit an industry leader as a commercial partner or licensee. We also plan to spin off specific OEM technology components through additional licenses applications that do not compete with our platform licensees.

         We envision our continuing role as licensor and alliance partner as one of leading the technical development of new technology, validating the application methods, expanding platform applications, and integrating additional capabilities into our proprietary platforms.

Application:  Hospital-Acquired Infection (HAI)

         Every 6 minutes another American dies from a hospital-acquired infection (HAI). The US Centers for Disease Control and Prevention estimates that 98,987 HAI fatalities occur annually that are attributable to bacterial infections acquired in a US healthcare facility. HAI occurs when a patient enters the hospital for some reason other than an infectious disease, then contracts infection more than two days after admission. The HAI mortality rate is more than double that from auto fatalities, far more than any type of cancer except lung cancer, and more than seven and one-half times that from AIDS. Despite intensive efforts to improve prevention and care, the mortality rate has remained the same for more than ten years.

         Yet, in theory, none of these patients should die. An effective antibiotic exists for almost every one of them. Even though bacterial strains exist that resist any particular drug, strains that resist all antibiotics remain fortunately rare.

         Lab delay is a major culprit. Medical experts believe that inadequate initial therapy substantially elevates the risk of severe morbidity and mortality in critically ill patients. For critically ill patients, the physician must start antibiotics within 2-4 hours of symptom onset. But lab cultures typically take 2-3 days to identify organisms and assess their antibiotic susceptibility. The physician has no choice but to start therapy without knowing the organism or its drug susceptibility. Most often, the physician must choose a combination of two or three broad-spectrum antibiotics, based on the patient's history, clinical indicators, and the hospital's recent history of antibiotic effectiveness in similar infections. Unfortunately, widespread and increasingly complex multiple antibiotic resistance causes such empiric therapy to prove inadequate in 20% to 40% of cases.

         Further, switching to adequate therapy as soon as the next day fails to improve outcomes. Once an infection passes a critical point, the patient's fate is sealed.

         Management believes that the development of new classes of antibiotics has almost stopped. Improved prevention and infection control have limited potential. In the meantime, bacteria continue to evolve and share emerging mechanisms of drug resistance. Bacteria have become so well adapted to the hospital that even the best preventive efforts do not eradicate them. Hospitals that lead in best preventive practices still suffer from endemic hospital-adapted strains that continue to cause high rates of attributable morbidity and mortality. Such examples suggest that each passing year sees a reduction in the number of cases that can be treated successfully with any particular drug.

         Management believes that dramatically speeding up laboratory diagnostics will help to improve the success rate for initial therapy.

Products

BACcel(TM) System Development

         We are developing an innovative rapid diagnostic platform, the BACcel(TM) system, intended for rapid diagnosis in life-threatening bacterial infections. Our goal is to reduce the failure rate of initial therapy by shortening the lab turnaround time to less than 8 hours, rather than the 2-3 days now required. Rapid testing would provide guidance in time to influence initial therapy.

         The BACcel(TM) system applies our proprietary technology to eliminate time-consuming bacterial culturing, thus eliminating the major source of delay with current testing methods. Proprietary technologies include our patented "Quantum Microbiology(TM)" analytical methods, and our patented OptiChem(R) surface coatings.

         The BACcel(TM) system uses long-accepted bacteriological testing principles, but applies our proprietary technology to adapt them to analyze live bacteria extracted directly from a patient specimen. The instrumentation uses an automated digital microscope to measure the responses of individual extracted bacterial cells to various test conditions. The system analyzes thousands of these individual cells to arrive at organism identification and antibiotic resistance characteristics.

         Based on internal lab data, Management believes that the BACcel(TM) system will identify the organisms present in a patient's specimen and count the number of organisms of each type in less than 2 hours after receiving a specimen. Management believes that it will then additionally report major categories of antibiotic resistance mechanism present for each type of organism within a total of 4-6 hours after receiving a specimen. The clinical purpose of this version is to narrow the drug choices available for initial therapy by rapidly reporting presumptive identification and major resistance types, thus ruling out antibiotic classes that are most likely to fail.

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

         Management believes that the BACcel(TM) system is the only new diagnostic technology to address a clinically adequate range of species and antibiotic resistance mechanisms needed to help manage critical infectious diseases. Management also believes that other rapid technologies, such as gene detection, are better suited to screening non-infected carriers of a small number of species and resistance mechanisms, but are too limited to compete with the BACcel(TM) platform for managing infected patients.

Additional Products

         In addition to BACcel(TM) system development, we have developed and out-licensed OptiChem(R) surface coatings for use in microarraying components. As a coating for analytical devices, Management believes that OptiChem(R) offers superior noise rejection (non-specific binding by interfering substances) and high capacity for target binding, compared with other bio-coatings. For example, in microarraying this results in higher sensitivity and simplified sample preparation. OptiChem(R) also offers the ability to apply micro-patterns, enabling novel advanced analyzer designs. The coating is widely adaptable to virtually any base material, such as plastics, and even highly sophisticated designs can be economically scaled to high-volume production. We have licensed OptiChem(R) microarraying variations to SCHOTT (Germany) and NanoString (WA), described below. See "Sales, Licensing, And Alliances."

         In this business segment we provide development services to potential licensees and industrial customers. For these customers, we also produce limited quantities of new products for technical and market evaluations.

         Patented OptiChem(R) coatings have potential value in other applications as well. When appropriate, we fund limited technical projects with outside organizations or adapt our own development to assess feasibility. Examples include:

     o    Analytical devices such as molecular sensors;
     o    Tissue and cell culturing labware for live-cell analysis;
     o    Invasive medical devices to reduce bacterial biofilm formation;
     o    Patient specimen containers to reduce loss of critical analytes;
     o Pharmaceutical packaging to extend shelf life and reduce the loss of costly biotech drugs; and
     o Coatings to prevent bio-fouling (microbial mat formation and corrosion) in a variety of industrial and commercial applications.

Research and Development

         The BACcel(TM) system will include a fixed instrument and proprietary single-use (disposable) test cassettes. Each cassette will test a single patient specimen and then be discarded.

         We have used two laboratory prototype instruments in our development laboratory for longer than two years. Early in calendar 2008, we placed two additional, identical research prototype systems in collaborating research institutions: Denver Health Medical Center, and Barnes-Jewish Hospital at Washington University in St. Louis. The two institutions have replicated and extended the Company's own research using analytical methods developed by the Company. Management believes that the joint studies will continue and maybe presented periodically to the relevant scientific and medical communities. In fiscal 2008, we made multiple presentations in September 2007 and June 2008 at two major global scientific and clinical congresses. We intend to expand the scale of our publication program and include it as a permanent part of our business development program.

         In May, 2008 we began a technical development project with funding from Becton, Dickinson and Company ("BD," NYSE: BDX). BD is an industry leader in manufacturing diagnostic products used in hospital laboratories for Clinical Microbiology. As part of the project agreement, BD also obtained an option to purchase a royalty-bearing global exclusive license for commercial product development, manufacturing, and marketing of the BACcel(TM) system and its technology for application in human infectious diseases. The licensing option expires October 31, 2009. If BD exercises the licensing option, Management believes that the agreement would then relieve Accelr8 of the need to raise the large amount of funding required for BACcel(TM) product development, while protecting shareholders from potentially significant dilution and mitigating the risks associated with BACcel(TM) commercialization.

         The agreement also enables Accelr8 to seek additional commercial applications for its proprietary technology. Management believes that this expands the opportunity horizon for shareholders.

         In the current technical development project, our internal technical team designs the analytical methods and validates them through well-controlled experiments. Studies include comparison between standard methods and BACcel(TM) system results on well-characterized bacterial strains and clinical patient specimens.

         In addition to developing analytical methods, we develop custom antibodies for species identification. Commercial antibody sources do not exist for some of the species contained in our bacterial panels. In other cases, commercial sources cannot provide antibodies that meet our performance criteria. We believe that custom antibodies derived from this development program will add significant asset value and competitive advantages. In this program we own the antibodies and any intellectual property that may emerge as a result of our proprietary antibody development methods.

         As an example of the success of our innovative antibody development process, we have scaled up a unique antibody against Acinetobacter baumannii. This organism can be one of the most highly resistant pathogens and difficult to analyze. It often causes major outbreaks in hospitals, and has become a major problem with warfighters and civilians wounded in the Middle East. Our novel antibody makes it possible to rapidly detect the organism using simple test kits as well as playing a key role in the BACcel(TM) system.

         We are also developing OptiChem(R) coating methods for use in BACcel(TM) system cassette production. We plan to use OptiChem(R) to prevent bacteria from adhering to flow channel walls and being lost to analysis, and in a target zone to immobilize bacteria where the system's automated microscope views them.

         Academic collaborators have published research papers in appropriate scientific journals and made presentations at international professional organization meetings concerning OptiChem(R) applications and characteristics.

         During the years ended July 31, 2008 and 2007, we spent $880,984 and $991,581, respectively, on research and development activities.

Sales, Licensing, and Alliances

         The Company originally signed a licensing agreement for microarraying slides using OptiChem(R) coatings with Schott Jenaer Glas GmbH ("SCHOTT") on November 4, 2004. On November 24, 2007 the Company extended a non-exclusive Slide H license to SCHOTT for three additional years, to expire on November 23, 2010. The Company had also granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expires on December 31, 2008. The Company additionally entered into an exclusive seven-year license with NanoString Technologies, Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products.

         In addition, from time to time we may enter into other types of funded development agreements for custom OptiChem(R) coatings. Part of such relationships may include supply agreements for prototype and pilot manufacturing of the resulting products.

         Management believes that microarray substrate and other
OptiChem(R)-related sales will continue at or near levels experienced in the past, and that there will be nominal royalties and licensing fees with SCHOTT in the next fiscal year; however, there can be no assurance that sales will occur or that revenues will be generated.

         During the fiscal year ended July 31, 2008, total revenues from BD were $300,000 or 63.09% and total revenues from SCHOTT were $95,695 or 20.1% of revenues. During the fiscal year ended July 31, 2007, total revenues from BD were $0 and total revenues from SCHOTT were $83,464 or 45.6% of total revenues.

Competition

         To the best of Management's knowledge, no other company now has a product or is developing a product intended for the same clinical application as the BACcel(TM) system. Therefore we are not aware of any actual or impending competitor. However, the industry in which we compete is subject to rapid technological changes, and we do and may face competition for our products, including the BACcel(TM) system. We may also face competition from non-medical device companies, including pharmaceutical companies that may offer alternatives to our products.

         Publicity frequently appears in the press concerning new products for rapid bacterial identification using genes or other molecular markers

("molecular diagnostics"). Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such innovations.

         The leading companies with automated microbiological testing include Becton Dickinson (NYSE: BDX), bioMerieux (France), Dade Behring (acquired by Siemens, Germany), and Trek Diagnostics (acquired by Magellan Biosciences, private). These products provide broad-based culturing and analysis of a wide variety of bacteria. Such products require purified bacterial strains or "isolates" for analysis, which requires at least overnight culturing to produce enough organisms to test. These products then require at least one additional growth cycle as part of the test.

         Many of our potential competitors have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our potential competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our potential competitors could develop technologies and methods for materials that render the BACcel(TM) system and our technologies and methodologies less competitive.

Operations

         We own all of our laboratory equipment. We lease approximately 6,400 square feet of laboratory and administrative space. Within our laboratory facility, we constructed a cleanroom for R&D and pilot production. We believe the facility has adequate capacity to implement the current product development plan.

         We have identified second sources for all materials used in OptiChem(R) formulation.

         BACcel(TM) system development requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. In all applicable cases, we own the production tooling and believe that we will be able to qualify secondary sources. We plan to maintain inventory levels sufficient to bridge second-source response times and include an adequate safety factor to support ongoing development.

         We do not plan significant additional product development activity. Effectively all internal operations are now devoted to assay and antibody development.

         We have sold a manufacturing and marketing license to SCHOTT for the production of microarraying slides and therefore do not perform production activities related to microarraying products.

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

         Accelr8's first patent on the core BACcel(TM) technology, U.S. Patent No. 7,341,841 titled "Rapid microbial detection and antimicrobial susceptibility testing" was issued on March 11, 2008. The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells.

         The Company has additional United States and international patent filings in progress.

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

         We have registered trademarks for: OptiChem(R), BACcel(TM), BACcelr8r(TM), and Quantum Microbiology(TM) and Accelr8 Technology Corporation.

Employees and Consultants

         We have seven full-time employees and contracts with three consultants. We have not entered into any collective bargaining agreements.

Factors That May Affect Future Results

         Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Annual Report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common stock. In addition, the "Forward-Looking Statements" located in this Form 10-KSB, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business that should be carefully evaluated prior to making a decision to invest in our securities.

         Dependence on key employees. Our success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on our results of operations. We carry key man life insurance in the amount of $5 million on Thomas V. Geimer. The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance would be sufficient to compensate us for the loss of Mr. Geimer, and these policies do not provide any benefits to the Company if Mr. Geimer becomes disabled or is otherwise unable to render services to the Company. Further, the loss of David Howson, as President of the Company, may have a significant adverse effect upon the Company and its business. We believe that our continued success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market new and enhanced products and to conduct our operations successfully.

         Need to develop additional market for products. We have received only nominal revenue from sales based on products using our OptiChem(R) technology and have conducted on sales of the BACcel(TM) system. While we have received nominal revenues from sales of our OptiChem(R) products, there is no assurance that we will be successful in marketing our OptiChem(R) products or the BACcel(TM) system. Further, there is no assurance we will receive additional revenues in the future. Further, we have experienced losses from operations and negative cash flow that is likely to continue unless we are able to successfully complete the development of the BACcel(TM) system and license it to a third party for development, manufacturing, and marketing or sell it into the marketplace. If we are unsuccessful in obtaining revenue from sales of our OptiChem(R) technology or to license the BACcel(TM) system to a third party for development, manufacturing, and marketing, we will likely continue to experience losses from operations and negative cash flow as we have in the past, which may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

         Our success depends partly on our ability to successfully introduce new products. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce new products, including but not limited to the BACcel(TM) system or other technology based upon the intellectual property included in the BACcel(TM) system into the marketplace in a timely manner. Our technology requires significant knowledge and experience in biochemistry. In addition, we must continue to develop new applications for our existing technologies, including but not limited to additional commercial applications for the BACcel(TM) system proprietary technology. Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies perform as intended and are superior to other technologies and products that are currently available or may become available in the future.

         If we are unable to overcome these technological challenges, or even if we experience difficulties or delays, we may be unable to attract additional customers for our products or license our products to other strategic partners, which would seriously harm our business and future growth prospects.

         If we are unable to effectively protect our intellectual property, we may be unable to prevent infringement. Our success depends in part on our ability to obtain and maintain patent protection for the technology underlying our products, especially that used in the BACcel(TM) system, both in the United States and in other countries. We cannot assure you that any of the presently pending or future patent applications will result in issued patents, or that any patents issued to us or licensed by us will not be challenged, invalidated or held unenforceable. Further, we cannot guarantee that any patents issued to us will provide us with a significant competitive advantage.

         If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, our competitive position, our ability to complete the development of the BACcel(TM) system and future sales of this product could suffer.

         Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal to or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies. If customers prefer these alternative technologies as compared to our technology, it may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

         Competition. The industry in which we compete is subject to rapid technological changes, and we do and may face competition for our products. We may also face competition from non-medical device companies, including pharmaceutical companies that may offer alternatives to our products. Many of our competitors have greater financial, manufacturing, marketing and sales resources than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods that render our technologies and methodologies less competitive. Accordingly, if competitors introduce products that are more effective than our current and proposed technologies, including but not limited to the BACcel(TM) system, it could have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

         Control by management. At October 15, 2008, our officers and directors owned or controlled of record approximately 966,400 or 10.62% of the outstanding shares of our Common Stock (excluding shares held in the Rabbi Trust). If they exercise all of the options that they currently hold, they will own 1,751,400 or 17.72% of the then outstanding shares of our Common Stock (excluding shares held in the Rabbi Trust). Due to their stock ownership, the officers, directors and key employees may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

         Shares eligible for future sale. As of July 31, 2008, we had reserved 1,500,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans. As of July 31, 2008, 699,000 options had been granted pursuant to the Qualified Plan with 17,500 of these options exercised, 231,500 options that expired, leaving 351,000 available for grant and 315,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 0 options that expired, 50,000 that were cancelled and 130,000 available for grant. As of July 31, 2008, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 120,000 expired leaving 0 available for grant.

         As of October 25, 2008, to our knowledge there were approximately 255,000 outstanding shares of our Common Stock, not held by our officers, directors or in the Rabbi Trust that are restricted securities whose restrictions have lapsed and may be sold as unrestricted securities. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

         The 1,129,110 warrants exercised by Mr. Geimer were exercised at $0.24 per share on October 14, 1997 and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust, we will hold the shares in the trust, and carry them as treasury stock. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 7 to the Financial Statements for further information. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

         BD may not exercise its option. In May 2008 we began a technical development project with funding from BD. As part of the project agreement, BD also obtained an option to purchase a royalty-bearing global exclusive license for commercial product development, manufacturing, and marketing of the BACcel(TM) system and its technology for application in human infectious diseases. The licensing option expires September 30, 2009. If BD exercises the licensing option, Management believes that the agreement would then relieve Accelr8 of the need to raise the large amount of funding required for BACcel(TM) product development, while protecting shareholders from potentially significant dilution and mitigating the risks associated with BACcel (TM) commercialization. If BD does not exercise the option, we would have to seek another strategic partner to develop, manufacture and market the BACcel(TM) system, of which there can be no assurance we would be successful in finding such a strategic partner. Further, if BD does not exercise the option, we may have to seek capital to continue its proposed operations, of which there can be no assurance we would be successful in locating such capital or such capital would be available on terms reasonable to us.

         The loss of our major customers or technological development partner could significantly reduce our revenue. During the fiscal year ended July 31, 2008, total revenues from BD were $300,000 or 63.09% and total revenues from SCHOTT were $95,695 or 20.1% of revenues. During the fiscal year ended July 31, 2007, total revenues from BD were $0 and total revenues from SCHOTT were $83,464 or 45.6% of total revenues. Further, we expect we will be reliant on BD and SCHOTT for revenue for the foreseeable future. There can be no assurance that revenue from BD, SCHOTT or any customer will continue at their historical levels. Loss of BD as our technological development partner, or SCHOTT or another one or more of our current clients or the failure of BD to exercise its option could have a material adverse effect on our business, financial condition and results of operations.

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

         We have a single research and development facility and we may lose revenue and be unable to continue to conduct our research and development and product development activities if we lose this facility. We conduct all of our research and development and product development activities in our existing facility in Denver, Colorado. If our production facility becomes incapable of allowing us to conduct our research and development and product development activities there for any reason, we would have no other means of conducting such activities until we were able to restore such capabilities at our facility or develop an alternative facility. Further, in such an event, we may lose revenue and we may not be able to maintain our relationships with our customers and strategic development partners. If for any reason our research and development and product development activities could not be conducted at this facility, we would have no other location or means of conducting our research and development and product development activities. While we carry a nominal amount of business interruption insurance to cover lost revenue and profits, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our existing licensees resulting from our inability to produce products for them or our failure to conduct our research and development and product development activities.

         Our results of operations will be adversely affected if we fail to realize the full value of intellectual property. As of July 31, 2008, our total assets of $5,827,466 included $3,346,701 of Intellectual Property. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset. Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

         Our business strategy approach may be adversely affected by potential healthcare reform. Our vision is to develop and commercialize the BACcel(TM) system, an innovative, integrated system for rapid identification of bacterial and its antibiotic resistance in critically ill patients. Healthcare reform and the growth of managed care organizations have been considerable forces in the medical diagnostics industry. These forces continue to place constraints on the levels of overall pricing and thus could have a material adverse effect on our future profit margins of our products or the amounts that we are able to receive from third parties for the licensing of such products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our customer base. In and outside the United States, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on the use of the products we are developing and our future sales, license and royalty fees and /or profit margin.

         We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues. The BACcel(TM) system integrates several of our component systems and processes. For the year ended July 31, 2008, we spent $880,984 and during the fiscal year ended July 31, 2007 we spent $991,581 on research and development expenses. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel(TM) System. There can be no assurance that the BACcel(TM) system will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion.

         Our future success is dependent in large part upon the successful development of the BACcel(TM) system. Our future success and profitability is dependent in large part on our successful development of the BACcel(TM) system. We have spend a significant amount of resources developing the BACcel(TM) system and there can be no assurance that we will successfully develop the BACcel(TM) system. If we are not successful in the development of the BACcel(TM) system, it would have a material adverse effect upon the Company's revenues and results of operations, it could lead to impairment of certain of our intellectual property and would likely have a material adverse effect upon the price of the our Common Stock.
         Changes in our business strategy or plans may adversely affect our operating results and financial condition. If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop the BACcel(TM) system or other new products. The expense of such change could adversely affect our operating results and financial condition.

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

         Section 404 of the Sarbanes Oxley Act of 2002 Compliance. We became subject to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") during the fiscal year ended July 31, 2008, which requires us to include management's assessment of the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. A significant deficiency means a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

         In the event that we find material weaknesses in the future and do not adequately remedy these material weaknesses, and if we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the American Stock Exchange, the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources, could result in our delisting from the American Stock Exchange and could compromise our ability to run our business effectively, could cause investors to lose confidence in our financial reporting and could result in a reduction in the price of our Common Stock.

         We maintain cash balances in our bank account that exceed the FDIC insurance limitation. We maintain our cash assets at a commercial bank in an amount in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At July 31, 2008 and 2007, the Company's uninsured cash balance was approximately $983,100 and $1,293,669, however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States Federal agencies with approximate market values of 102% of the investment. However, due to the recent economic downturn and the failures of several financial institutions, there is a risk that in the event of a failure at the commercial bank where we maintain our deposits, we may incur a loss of the amount of our cash balance that exceeds the insurance limitation, which would have a material adverse effect upon us and our results of operations.

         Our stock price has been volatile and may continue to be volatile; Dividend Policy. The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors." The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions taken by investors from time to time in our stock. During the fiscal year ended July 31, 2008, the closing sale price for our common stock ranged from $1.90 to $5.11 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

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

         We may require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings. We have historically relied upon our existing cash balance, revenues and capital from the sale of our securities to fund our operating losses and will continue to incur operating losses until we are able to complete the development of the BACcel(TM) system and sell it into the marketplace or license it to a third party for its development, manufacturing and marketing. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected and may have to raise these funds through the sale of our securities There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Further, any sale of a substantial number of additional shares will cause dilution to your investment and could also cause the market price of our Common Stock to decline.

         We have the authority to issue up to 14,000,000 shares of Common Stock (of which, as of October 15, 2008, 10,226,210 shares were outstanding) and to issue options and warrants to purchase shares of our Common Stock (of which 1,085,000 options and 100,000warrants to acquire shares of our common stock were issued and outstanding. Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock.

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

Item 2.  Description of Property

         We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221. The monthly rent and utilities average $5,950 per month. The lease expires on September 30, 2009.
Item 3. Legal Proceedings

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted by the Company to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.


                                     PART II

Item 5. Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities

         On October 9, 2003, the Company's common stock began trading on the American Stock Exchange under the trading symbol AXK.

         The table set forth below presents the range, of the high and the low sales price per share of Common Stock for the past two years on a quarterly basis as quoted by the NASDAQ.

                      Quarter Ended             High        Low
                      ------------------------------------------

                      Fiscal 2008
                      October 31, 2007         $3.80      $1.90
                      January 31, 2008         $4.97      $3.30
                      April 30, 2008           $4.50      $3.81
                      July 31, 2008            $5.11      $3.70

                      Fiscal 2007
                      October 31, 2007         $2.76      $1.99
                      January 31, 2007         $2.50      $1.75
                      April 30, 2007           $2.20      $1.69
                      July 31, 2007            $2.45      $1.65

         The closing price for our Common Stock on October 16, 2008 was $3.43. On October 15, 2008, the Company had approximately 245 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. The Company believes that there are approximately 1,484 beneficial owners of its Common Stock.

         Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. To date, no dividends have been declared by the Board of Directors, nor does the Board of Directors anticipate declaring and paying cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

         On November 24, 2004 the Company entered into an exclusive two year manufacturing and marketing agreement (the "License Agreement") with SCHOTT Jenaer Glas (GMBH) of Jena Germany for OptiChem(R) coated amine-reactive slides (Slide H). Pursuant to the License Agreement, SCHOTT paid the Company a non-refundable fee of $100,000, of which $50,000 was credited against future royalties. An additional $15,000 in deferred revenue was recorded for training supplied to SCHOTT. During the 2-year term of the License Agreement, SCHOTT agreed to pay the Company a royalty payment equal to 6% of net sales of products licensed under the License Agreement. An optional 1-year non-exclusive license extension to market and manufacture Slide H was exercised by SCHOTT on September 27, 2006. This license expired November 23, 2007.

         On June 2, 2005 the Company signed a second Supply Agreement (Slide HS) with SCHOTT which expired on December 31, 2005. The Company also granted an option for SCHOTT to receive a non-exclusive right to manufacture and sell, up to 12,500 glass slides, from January 1, 2006 to December 31, 2006. SCHOTT exercised this right and paid the Company $15,000 for training on manufacturing of Slide HS. Subsequently, SCHOTT paid $9626 in royalties for Slide HS sold during 2006.

         On December 21, 2006, the Company and SCHOTT entered into an agreement for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides (the "Slide HS Agreement"). The Slide HS Agreement granted SCHOTT the right to manufacture and market Streptavidin coated microarray slides for 2 years through December 31, 2008. In connection with the Slide HS Agreement, SCHOTT paid the Company a $50,000 license fee and $50,000 prepaid royalty payment. On November 24, 2007, the Company and SCHOTT extended the non-exclusive Slide H license for three more years, to expire on November 23, 2010 for an aggregate payment of $100,000, $50,000 of which was for a prepaid license and $50,000 in prepaid royalties.

         During the fiscal year ended July 31, 2008, SCHOTT paid the Company $50,000 in license fees and deferred revenues of $45,695 in prepaid royalties were recognized.

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

         On May 22, 2008, the Company and Becton, Dickinson and Company ("BD") entered into a Research and Option Agreement (the "Agreement").

         The Agreement provides for the establishment of a research program from the date of the Agreement until September 30, 2009 whereby BD will fund certain research work by the Company relating to the Company's BACcel(TM) rapid pathogen diagnostics platform (the "BACcel(TM) Platform"). The research program includes mutually agreed upon milestones to support BD's product development planning. Under the terms of the Agreement, in connection with the research program, the Company will receive certain periodic payments from BD between the date of the Agreement and July 1, 2009.

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

         Pursuant to the Agreement, from the date of the Agreement until September 30, 2009, the Company agreed not to engage in or participate in any discussions or negotiations with parties other than BD for the joint development of, licensing of or intellectual property relating to the BACcel(TM) Platform.

         Unless earlier terminated pursuant to the terms of the Agreement, the Agreement shall terminate upon the Exclusive License Agreement or the non-exclusive license from BD to the Company coming into effect.

         During the fiscal year ending July 31, 2009 we intend to continue BACcel(TM) system analytical design, including custom antibody development for rapid pneumonia pathogen identification. In addition, we expect to conduct further custom OptiChem(R) coating developments in projects funded by industrial customers. We intend to license OptiChem(R) for the exclusive application to these products.

Selected Financial Data

         The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of July 31, 2008 and 2007 and for each of the two years in the period ended July 31, 2008 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                             Year Ended July 31
Statement of Operations Data:                           2008       2007
                                                        ----       ----
          (In thousands, except per share data)

Total Revenue                                            475             183
                                           ---------------------------------
Loss from operations                                 (1,730)          (2,114)
                                           ---------------------------------
Weighted average shares outstanding              10,059,717        9,967,034
Basic and diluted net loss per share                 $(0.17)          $(0.19)

Balance Sheet Data:                                    2008            2007
                                                       ----            ----
Working capital                                        1,104          1,376
Current assets                                         1,376          1,532
Current liabilities                                      272            155
Total assets                                           5,827          6,138
Total liabilities                                      1,414          1,258
Shareholders' equity                                   4,413          4,880

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Operations:

Fiscal year ended July 31                                     2008         2007
                                                              ----         ----

Total revenues from operations                                 475          183
Research and development                                      (881)        (992)
General and administrative                                  (1,001)        (920)
Amortization                                                  (243)        (240)
Depreciation                                                   (51)         (73)
Cost-of-sales                                                   (9)         (57)
Marketing and sales                                            (17)         (15)
Interest and dividend  income                                   63          112
Unrealized holding gain (loss) on investments                   70           65
Miscellaneous                                                   54           14
                                                            --------------------
Net (loss)                                                  (1,680)      (1,924)
                                                            ====================


Changes in Results of Operations: Year ended July 31, 2008 compared to year ended July 31, 2007

         Technological development fees were $200,000 for the year ended July 31, 2008 as compared to $0 for the year ended July 31, 2007. The technological development fees are the result of the Development Agreement with BD.

         OptiChem(R) slide revenues for the year ended July 31, 2008 were $75,520 as compared to $108,280 for the year ended July 31, 2007, resulting in a decrease of $32,760, or 30%. The decrease in OptiChem(R) revenues was primarily due to a decrease in sales of slides to SCHOTT and NanoString, which are now manufactured by them pursuant to license agreements and subject to royalty payments.

         Consulting fees for the year ended July 31, 2008 were $0 as compared to $22,000 during the fiscal year ended July 31, 2007. The consulting fees were recognized from the completion of phase 2 of the Feasibility Testing Agreement with Promega during the fiscal year ended July 31, 2007.

         License fees for the year ended July 31, 2008 were $100,000 as compared to $50,000 during the fiscal year ended July 31, 2007, an increase of $50,000 or 100%. The increase in license fees was primarily the result of licensing the manufacturing of slide H to SCHOTT. Option fees for the year ended July 31, 2008 were $100,000 as compared to $2,850 during the fiscal year ended July 31, 2007 an increase of $97,150 or 3400%. The increase in option fees was the result of the agreement with BD.

         Cost of sales for the year ended July 31, 2008 were $9,649 compared to $56,646 during the year ended July 31, 2007, a decrease of $46,997 or 83 %. This decrease was due to a decrease sales of slides. The cost of sales as a percentage of OptiChem(R) revenues was 12.8% for the year ended July 31, 2008 as compared to 52.3% for the year ended July 31, 2007.

         Research and development expenses for the year ended July 31, 2008, were $880,984 as compared to $991,581 during the year ended July 31, 2007, a decrease of $110,597 or 11%. This decrease was primarily the result of reductions in salaries to research and development staff from $541,739 to $336,390 during the year ended July 31, 2008, a decrease of $205,349 or 38%, a reduction in laboratory expense and supplies to $55,410 for the year ended July 31, 2008 from $175,101 for the year ended July 31, 2007, a decrease of $119,691 or 68%. The decrease in the laboratory expense and supplies was primarily the result of decreased direct supply costs related to the development of the BACcel(TM) system.

         General and administrative expenses for the year ended July 31, 2008 were $1,001,284 as compared to $920,175 during the year ended July 31, 2007, an increase of $81,109 or 9%. The following summarizes the major components of the changes:

                                                                      Increase
                                               2008         2007      (Decrease)
                                               ----         ----      ----------

Audit and Accounting                       $   53,983   $   34,821   $   19,162
Consulting Fees                               284,499       29,479      255,020

Corporate and Shareholder                      80,381       52,744       27,637

Corporate Insurance                            15,435       42,105      (26,670)

Deferred Compensation                          39,777      156,135     (116,358)

Employee Benefits                              74,432       82,317       (7,885)

Payroll Taxes                                  57,404       67,956      (10,552)

Salaries                                      314,694      362,879      (48,185)

Travel                                          1,778        5,450       (3,672)

Legal                                          25,782       47,606      (21,824)

Other General Administrative Expenses          53,119       38,683       14,436
                                           ------------------------------------
                                           $1,001,284   $  920,175   $   81,109


         The increase in consulting fees of $255,020 was primarily due to an increase in expenses incurred as a result of the issuance of stock options. The change in deferred compensation was due to market losses on related investments. Payroll taxes decreased and employee benefits were reduced by $18,437 during fiscal year ended July 31, 2008, because of a reduction in the number of full time employees. Salaries decreased due to a decrease in the number of employees. Legal fees decreased by $21,824 due to an increase in patent filings with certain costs being capitalized versus being expensed.

         The increase in amortization of $2,861 for the year ended July 31, 2008 was negligible.

         Depreciation for the year ended July 31, 2008 was $51,182 as compared to $73,528 during the year ended July 31, 2007 a decrease of $22,346 or 30%. The decreased depreciation was primarily due to not replacing equipment.

         Marketing and sales expenses were $17,005 for the year ended July 31, 2008 as compared to $15,496 during the year ended July 31, 2007, an increase of $1,509 or 9.7%. The increase was primarily the result of producing marketing materials or product literature.

         As a result of these factors, loss from operations for the year ended July 31, 2008 was $1,727,628as compared to a loss of $2,114,479 for the year ended July 31, 2007, a decreased loss of $386,851 or 18. 3%.

         Interest and dividend income for the year ended July 31, 2008 was $63,075 as compared to $111,567 for the year ended July 31, 2007, a decrease of $48,492 or 43%. The decrease was due to lower interest rates earned on our cash balances and lower cash balances in our accounts.

         Unrealized loss on marketable securities held in the deferred compensation trust for the year ended July 31, 2008 was $69,590 as compared to an unrealized gain of $64,849 during the year ended July 31, 2007. The unrealized loss was a result of market fluctuations on the securities that are held in the deferred compensation trust.

         Miscellaneous Other Income was $53,801 for the year ended July 31, 2008 as compared to $13,820 for the year ended July 31, 2007, an increase of $39,981 or 289%. The increase in Miscellaneous Other Income was due to sales of equipment that are no longer germane to the Company's operations. As a result of these factors, net loss for the year ended July 31, 2008 was $1,680,342 as compared to $1,924,243 during the year ended July 31, 2007, a decreased loss of $243,901 or 12.5%.

Capital Resources and Liquidity

         During the fiscal year ended July 31, 2008, we did not generate positive cash flows from operating activities. The primary sources of capital have been from revenues from operations, sale of additional common stock in March 2008 totaling $925,800 and our existing cash balance. As of July 31, 2008, the Company had $1,233,100 in cash and cash equivalents, a decrease of $160,569 from $1,393,669 at July 31, 2007. The primary reasons for change in cash and cash equivalents were cash used for operating activities of $963,728 plus $803,159 net cash provided by investing and financing activities.

         For the year ended July 31, 2008, we spent $880,984 on research and development expenses. As of the date of this annual report, we have only realized nominal revenues from the sale of our products. Notwithstanding our investments in research and development, there can be no assurance that the BACcel(TM) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. As of July 31, 2008, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next 12-24 months.

         The following summarizes the Company's capital resources at July 31, 2008 compared with July 31, 2007:


Increase (Decrease)
                                                July 31, 2008      July 31, 2007
                                                -------------      -------------

Cash and cash equivalents                        $ 1,233,100        $ 1,393,669

Current assets                                   $ 1,376,040        $ 1,531,615

Total assets                                     $ 5,827,466        $ 6,138,087

Current liabilities                              $   272,168        $   155,331

Working capital                                  $ 1,103,872        $ 1,376,284

Net cash (used in) operating
activities                                       $  (122,641)       $(1,535,667)

Net cash (used in) provided by
investing activities                             $   803,159        $   (75,000)

Net cash (used in) provided by
financing activities                             $   925,800        $         0


         Our primary use of capital has been for the research and development of the BACcel(TM) system. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with our existing cash balance, technological development fees and revenues provided by potential licensors of our products, additional issuance of equity or debt securities and/or a capital infusion from potential partners in the development of the BACcel(TM) system.

Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders.

Recent Accounting Pronouncements

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

         In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

         In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.


         In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Revenue Recognition

         We generate revenue as follows:

          o    Consulting revenue is recognized as services are performed.
          o OptiChem(R) revenue is recognized upon shipping of the product to the customer.
          o Deferred revenue represents amounts billed but not yet earned under consulting agreements.

Deferred Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2008 and July 31, 2007, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

Contractual Obligations

         The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2008.

                             Contractual Obligations
                                      (3)

Payments Due By Period
                                           1 to 3         4 to 5      More than
                               Total       years           years       5 years
                                         --------------------------------------

Office and Laboratory                       $69,362      $ 69,362        -0-
Lease Payments (1)

Thomas V. Geimer                         $1,375,000      $720,000     $480,000

          (1) Includes monthly deposits for taxes and assessments, landlord's liability insurance and common facilities charges. We have a two-year lease agreement that began on October 1, 2007 and expires on September 30, 2009 for our office and laboratory located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221.

          (2) Calculated as of July 31, 2008. Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2008, which payment was made on October 29, 2008. Mr. Geimer's employment agreement on substantially similar terms as his previous employment agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000 and expires on December 31, 2012. See "Item 10-Executive Compensation." The amounts from the new employment agreement are reflected above.

          (3) Excludes accounts payable and accrued liabilities. Item 7. Financial Statements

         The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not Applicable.

Item 8A.  Controls and Procedures

Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officer, has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of July 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         Management's Report on Internal Control over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2008, based on based on the criteria for effective internal control described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2008.

         This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

         This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

         Changes in Internal Control over Financial Reporting

         There was no change in our internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. I

Item 8B. Other Information

         Not Applicable.


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


Thomas V. Geimer                 61   Secretary, Chief Executive Officer,
                                      Chief Financial Officer, Chairman
                                      of the Board
David C. Howson                  64   President
Charles E. Gerretson (1)         62   Director
A. Alexander Arnold III (1)      67   Director
Steven W. Metzger                34   Senior Scientist
                                 48   Chairman of the Scientific Advisory Board
David W. Grainger, PhD                and Consultant

Marin Kollef, MD                 51   Consultant

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

         Employees and Consultants

         Steven W. Metzger has been a Research Scientist with the Company since April 2001, and is now a Senior Scientist. From 2000 through 2001, Mr. Metzger was responsible for the implementation of merging core technologies at Heska Corporation. He was previously employed by Geo-Centers, Inc. under contract at the Naval Research Laboratory in Washington, D.C. where he focused on bio-warfare pathogen detection. Mr. Metzger received a Bachelor of Arts degree in Chemistry from Colorado College in 1996. David W. Grainger, Ph.D. has been a consultant to the Company since January 2001. Since September 2007, Dr. Grainger has been the Professor, Department Chair, and Inaugural George S. & Dolores Dore Eccles at the University of Utah. From 1994 to 2007, Dr. Grainger taught as a Professor and Assistant Professor of Chemistry at Colorado State University. From 1998 through 1999, Dr. Grainger was the President and Chief Scientific Officer for Gamma-A Technologies, Inc. Dr. Grainger received a Bachelor of Arts degree in Engineering from Dartmouth College in 1983 and a Ph.D. in Pharmaceutical Chemistry from the University of Utah in 1987. Dr. Grainger chaired the prestigious Gordon Conference on Tissue Engineering and Biomaterials in 2001. He has been a consultant to companies such as Novartis, Johnson & Johnson, 3M, Ciba-Geigy, and others.

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

Audit Committee Report

         The Audit Committee has reviewed and discussed with management the Company's audited financial statements for the year ended July 31, 2008.

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

         Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2008 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

A. Alexander Arnold III
Charles E. Gerretson

Compliance With Section 16(a) of The Exchange Act

         Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2008, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met except that Thomas V. Geimer filed a delinquent Form 4 on January 7, 2008 reporting one delinquent transaction that was required to be filed on January 3, 2008 and Mr. Geimer filed a delinquent Form 4 on May 30, 2008 reporting one delinquent transaction that was required to be filed on May 25, 2008.

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

Summary Compensation Table


         The following table summarizes the compensation of the NEO's for the fiscal years ended July 31, 2008 and 2007.

Name and                   Fiscal                    Stock           Option       All other
Principal Position         Year        Salary        Bonus           Awards         Awards    Compensation     Total ($)
-----------------------------------------------------------------------------------------------------------------------

Thomas V. Geimer            2008      $165,000      $      0             0             0      $ 75,000(1)      $240,000
   Chief Executive          2007      $165,000      $      0             0             0      $ 75,000(1)      $240,000
   Officer and
   Chief Financial
   Officer

David C. Howson             2008      $150,000      $      0             0             0      $      0         $150,000
   President                2007      $138,807      $      0             0             0      $      0         $138,807

         (1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2008 and 2007 but such payments were not made until October 29, 2008 and October
                26, 2007 of the subsequent fiscal year.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based
Awards Table

Individual Arrangements and Employment Agreements

         The following is a description of the individual arrangements that we have made to each of the NEO's with respect to their compensation. Mr. Geimer was paid during the fiscal year ended July 31, 2008 in accordance with his prior and his new employment agreement with us. Mr. Howson does not have an employment agreement with the Company. In addition, Mr. Geimer also has a Change-in-Control payment that is described in the "Potential Payments Upon Termination" below.

Thomas V. Geimer - Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman of the Board of Directors

         Effective December 1, 2008, we entered into an employment agreement with Mr. Geimer. The agreement was negotiated and approved by the Compensation
Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2012. The compensation committee reviewed the prior employment agreement of Mr.
Geimer in connection with the approval of Mr. Geimer's employment agreement.

         In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer, or his estate, would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2008 would be $817,500. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation. In his positions as Chief Executive Officer and Chief Financial Officer, Mr. Geimer exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company. Mr. Geimer is also responsible for all duties incident to the title of Chief Financial Officer and Secretary.

David C. Howson - President

         During the fiscal year ended July 31, 2008, we paid Mr. Howson $138,807 in cash compensation. During the fiscal year ended July 31, 2008, the Compensation Committee increased Mr. Howson's salary to $150,000. Mr. Howson does not have an employment agreement with the Company. In his position as President, Mr. Howson supervises the technical development and develop product strategies. Mr. Howson further performs all duties incident to the title of President and such other duties as from time to time may be assigned to him by the Board of Directors.





Outstanding Equity Awards at Fiscal Year End

         The following table sets forth information concerning options awards to Messrs. Geimer and Howson at the fiscal year ended July 31, 2008. The Company granted additional options during the fiscal year ended July 31, 2008 as shown below:

Option Awards
-------------------------------------------------------------------------------------------------------------------------
                             Number of         Number of
                            Securities        Securities
                            Underlying        Underlying
                            Unexercised       Unexercised          Option             Option
                            Option (#)        Options (#)         Exercise          Expiration
Name                        Grant Date        Exercisable      Unexercisable           Price               Date
-------------------------------------------------------------------------------------------------------------------------
Thomas V. Geimer         December 11, 2007      100,000              0                 $3.60         December 11, 2017
                          August 2, 2001        200,000              0                 $1.45          August 1, 2011
                          August 27, 1999       100,000              0                 $1.50          August 26, 2009
David Howson              March 16, 2005        225,000              0                 $2.57          March 16, 2015
                          March 16, 2005           0               75,000              $2.57          March 16, 2015

Option Exercises During Fiscal Year

         There were no options exercised by the NEO's during the year ended July
31, 2008.

Potential Payments Upon Termination

Cash Compensation

         Mr. Geimer's employment agreement contains provisions under which the Company will be obligated to pay Mr. Geimer certain compensation upon his termination. The following tables set forth the details of the estimated payments and benefits that would be provided to Mr. Geimer in the event that his employment with us is terminated for any reason, including a termination for cause, resignation or retirement, a constructive termination, a without cause termination, death, long term disability, and termination in connection with a change in control as of July 31, 2008.

                                                                                                             Termination in
                         Termination by                                                                        connection
                             Mutual        Illness or                    Resignation/                        with a change
Thomas V. Geimer            Agreement      Incapacity   With cause       Without cause      Retirement         in control
---------------------------------------------------------------------------------------------------------------------------

Cash Compensation               0               0             0            $817,500             0              $2,280,000
                                                                            (1)(2)                               (1)(2)





         (1) Represents the amounts due under Mr. Geimer's employment agreement. See "Individual Arrangements and Employment
                Agreements."
         (2) Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2008, which payment was made on October 29, 2008.
         (3) A change of control is defined in Mr. Geimer's employment agreement to mean the occurrence of one or more of the following three events:
                  (a) Any person becomes a beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Securities
                        Exchange Act of 1934, as amended) directly or indirectly of securities representing 33% or more of the total number of votes that may be cast for the election of directors of the Company;
                  (b) Within two years after a merger, consolidation, liquidation or sale of assets involving the Company, or a contested election of a Company director, or any combination of the foregoing, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board; or
                  (c) Within two years after a tender offer or exchange offer for voting securities of the Company, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board.

Effects of Termination Events or Change in Control on Unvested Equity Awards

            All unvested stock option awards granted to Mr. Howson provide that upon a change of control, the unvested stock options will not immediately vest unless the contingencies to the stock options have been met.

Compensation of Non-Management Directors

            The Company did not pay its non-management directors any compensation during the fiscal year ended July 31, 2008.

Cash Compensation

            We have not paid any cash compensation to our directors for their service on our Board of Directors.

Liability Insurance

            The Company provides liability insurance for its directors and officers. Carolina Casualty Insurance Company is the underwriter of the current coverage, which extends until January 7, 2009. The annual cost of this coverage is approximately $20,000.




Compensation Pursuant to Plans

Deferred Compensation Plan.

         In January 1996, we established a deferred compensation plan for our employees. Contributions to the plan are provided for under the employment agreement detailed above. For each of the fiscal years ended July 31, 2008 and 2007, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2008 was made on October 29, 2008.

         On October 14, 1997, Thomas V. Geimer exercised an aggregate of
1,140,000 warrants and options to acquire 1,140,000 shares of the Company's
Common Stock at an exercise price of $0.24 per share. Under the terms of the Rabbi Trust, we will hold the shares in trust and carry the shares as held for employee benefit by the Company. The Rabbi Trust provides that upon Mr. Geimer's death, disability, or termination of his employment the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 7 to the Financial Statement for further information.

Securities Authorized For Issuance Under Compensation Plans

            The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2008:

                           Equity Compensation Plan Information

                            umber of securities    eighted average               Number of securities
                           No be issued upon       xercise price of              remaining for future
                           tlan category          Wvailable outstanding          issuance under
                           pxercise of            eptions, warrants and          equity compensation
                           eutstanding options    aights                         plans (excluding
                           oarrants and rights    o                              securities reflected
                           w                      r                              in the 1st column)

Equity Compensation               897,500                   $2.06                       510,000
Plans approved by
security holders
-------------------------------------------------------------------------------------------------------

Equity Compensation                  0                        0                            0
Plans not approved by
security holders
-------------------------------------------------------------------------------------------------------

Total                             897,500                                               510,000




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

         As of July 31, 2008, 699,000 options had been granted pursuant to the Qualified Plan with 17,500 of these options exercised, 231,500 options that expired, leaving 351,000 available for grant and 315,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 0 options that expired, 50,000 that were cancelled and 130,000 available for grant. 2004 Omnibus Stock Option Plan

         On December 14, 2004, the shareholders approved the Company's 2004
Omnibus Stock Option Plan (the "Omnibus Plan"). The Omnibus Plan authorizes the issuance of up to five hundred thousand (500,000) shares of the Company's Common
Stock. The purpose of the Omnibus Plan is to promote the growth of the Company by permitting the Company to grant options ("Options") to purchase shares of its Common Stock, to attract and retain the best available personnel for positions of substantial responsibility and to provide certain key employees, independent contractors, consultants, technical advisors and directors of the Company with a more direct stake in the future of the Company and provide an additional incentive to contribute to the success of the Company.

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

         As of July 31, 2008, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 120,000 expired leaving 0 available for grant.




Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters

         The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 15, 2008 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Further, Mr. Geimer does not have voting power over the shares that are held in the Rabbi Trust. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole dispositve power with respect to the shares shown.


Name and Address of Beneficial Owner                             Shares Beneficially Owned
------------------------------------                             -------------------------
                                                             Number                      Percent
                                                             ------                      -------

Thomas V. Geimer (1)                                        454,000                       4.27%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

A. Alexander Arnold III(2)                                  868,000                       8.47%
845 Third Ave., 6th Floor
New York, NY 10021

Charles E. Gerretson(3)                                     128,150                       1.26%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

David Howson(4)                                             300,000                       2.85%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Executive Officers and Directors                          1,751,400                      15.91%
as a Group (4 persons)

         (1)   Does not include 1,129,110 shares, which were purchased by Mr.
               Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust.
               See Note 7 to Financial Statements for further information.
               Includes 400,000 shares, which may be purchased by Mr. Geimer upon exercise of options. Includes 400 shares held in brokerage accounts for Mr. Geimer's children, in which Mr. Geimer has the power and authority to dispose of the shares held by these accounts.


                                       49

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


Item 12. Certain Relationships and Related Transactions, and Director
Independence

         During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2008, the Board of Directors had authorized deferred compensation totaling $1,050,000 since fiscal year 1996 to Mr. Geimer of which $975,000 had been funded. The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation was funded on October 29, 2008.

         There were no other transactions or series of transactions for the fiscal year ended July 31, 2008, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

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

32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Financial Statements

The following financial statements of the Company are included in Item 7:

     Report of Independent Registered Public Accounting Firm- Comiskey & Company, P.C.

     Balance Sheets as of July 31, 2008 and 2007

     Statements of Operations for the years ended July 31, 2008 and 2007

     Statements of Stockholders' Equity for the years ended July 31, 2008 and 2007

     Statements of Cash Flows for the years ended July 31, 2008 and 2007

     Notes to Financial Statements

Item 14.  Principal Accountant Fees and Services

         The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the audit of the Company's annual consolidated financial statements for the years ended July 31, 2008 and 2007, including the reviews of the unaudited interim financial statements of the Company's Form 10-QSBs was approximately $35,000 and $32,000, respectively.

Tax Fees

         The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal years ended July 31, 2008 and 2007 ("Tax Fees") was $0 and $0, respectively.

All other Fees

         Comiskey & Company, P.C. did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2008 and 2007.

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

                         ACCELR8 TECHNOLOGY CORPORATION

Date:  October 29, 2008                      By:  /s/ David C. Howson
                                             ----------------------------------
                                             David C. Howson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  October 29, 2008                      By:  /s/ Thomas V. Geimer
                                             ----------------------------------
                                             Thomas V. Geimer, Chairman,
                                             Secretary, Chief Executive Officer,
                                             and Chief Financial Officer

Date:  October 29, 2008                      By:  /s/ Bruce McDonald
                                             ----------------------------------
                                             Bruce McDonald, Principal
                                             Accounting Officer

Date:  October 29, 2008                      By:  /s/ A. Alexander Arnold, III
                                             ----------------------------------
                                             A. Alexander Arnold, III, Director

Date:  October 29, 2008                      By:  /s/ Charles E. Gerretson
                                             ----------------------------------
                                             Charles E. Gerretson, Director

                         ACCELR8 TECHNOLOGY CORPORATION
                              FINANCIAL STATEMENTS

                             July 31, 2008 and 2007

                         ACCELR8 TECHNOLOGY CORPORATION

                                TABLE OF CONTENTS

                                                                   PAGE
                                                                  --------

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

STATEMENTS OF CASH FLOWS                                            F-5

NOTES TO FINANCIAL STATEMENTS                                       F-6

Report of Independent Registered Public Accounting Firm

Board of Directors
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2008 and 2007, and the related statements of operations, shareholders' equity and cash flows for the years ended July 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2008 and 2007, and the results of its operations and changes in its cash flows for the years ended July 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles. Denver, Colorado October 20, 2008


                             /s/ COMISKEY & COMPANY
                            PROFESSIONAL CORPORATION


                                     ACCELR8 TECHNOLOGY CORPORATION
                                             BALANCE SHEETS
                                         JULY 31, 2008 and 2007

                                                 ASSETS
                                                                                     2008            2007
                                                                                     ----            ----
Current assets:
Cash and cash equivalents                                                    $  1,233,100    $  1,393,669

Trade accounts receivable                                                           6,334           5,625

Inventory (Note 3)                                                                 97,268         107,855

Prepaid expenses and other (Note 4)                                                39,338          24,466
                                                                             ------------    ------------

Total current assets                                                            1,376,040       1,531,615
Property and equipment, net (Note 5)                                               37,398         106,819
Investments, net (Note 10)                                                      1,067,327       1,027,550
Intellectual property, net (Note 6)                                             3,346,701       3,472,103
                                                                             ------------    ------------
Total assets                                                                 $  5,827,466    $  6,138,087
                                                                             ============    ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Accounts payable                                                             $    133,628    $     64,599

Accrued compensation and other liabilities                                         25,889          32,386

Deferred revenue (Note 11)                                                        112,651          58,346
                                                                             ------------    ------------
Total current liabilities                                                         272,168         155,331
Long-term liabilities:

Deferred compensation                                                           1,142,327       1,102,549
                                                                             ------------    ------------
Total liabilities                                                               1,414,495       1,257,880
                                                                             ------------    ------------

Shareholders' equity (Note 7):
Common stock, no par value;
14,000,000 shares authorized;
10,226,210 (2008) and 9,971,210 (2007) shares issued and outstanding           13,803,820      12,878,020
Contributed capital                                                               922,586         635,280
Accumulated (deficit)                                                         (10,039,835)     (8,359,493)
        Shares held for employee benefit (1,129,110 shares at cost)
                                                                                 (273,600)       (273,600)
                                                                             ------------    ------------

Total shareholders' equity                                                      4,412,971       4,880,207
                                                                             ------------    ------------

Total liabilities and shareholders' equity                                   $  5,827,466    $  6,138,087
                                                                             ============    ============

                             See accompanying notes to financial statements.


                              ACCELR8 TECHNOLOGY CORPORATION
                                 STATEMENTS OF OPERATIONS
                          FOR YEARS ENDED JULY 31, 2008 and 2007

                                                                      2008            2007
                                                                      ----            ----
Revenues (Note 9 and Note 11):
Technical development Fees                                    $    200,000    $          0

OptiChem (TM) revenue                                               75,520         108,280

Consulting Fees                                                          0          22,000

License Fees                                                       100,000          50,000

Option Fees                                                        100,000           2,850
                                                              ------------    ------------


Total revenues                                                $    475,520    $    183,130
                                                              ------------    ------------


Cost of sales                                                        9,649          56,646
                                                              ------------    ------------


Gross profit                                                       465,871         126,484
                                                              ------------    ------------

Costs and expenses:
Research and development                                           880,984         991,581

General and administrative                                       1,001,284         920,175

Amortization (Note 6)                                              243,044         240,183

Depreciation (Note 5)                                               51,182          73,528

Marketing and sales                                                 17,005          15,496
                                                              ------------    ------------


Total costs and expenses                                         2,193,499       2,240,963
                                                              ------------    ------------

(Loss) from operations                                          (1,727,628)     (2,114,479)
                                                              ------------    ------------

Other (expense) income:
Interest and dividend income                                        63,075         111,567
Unrealized holding gain (loss) on investments (Note 2)             (69,590)         64,849
Miscellaneous                                                       53,801          13,820
                                                              ------------    ------------

Total other income                                                  47,286         190,236
                                                              ------------    ------------

Net (loss)                                                    $ (1,680,342)   $ (1,924,243)
                                                              ============    ============

Net loss per share:  Basic and diluted net (loss) per share          (0.17)          (0.19)
                                                              ============    ============

Weighted average shares outstanding                             10,059,717       9,967,034
                                                              ============    ============

                      See accompanying notes to financial statements.


                                                  ACCELR8 TECHNOLOGY CORPORATION
                                                STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                           Shares
                                                                                           Retained         Held
                                              Common Stock         Stock                   Earnings          For          Total
                                       --------------------------  To Be   Contributed    Accumulated      Employee    Shareholder's
                                         Shares         Amount     Issued    Capital       (Deficit)       Benefit        Equity
                                       -----------    -----------  ------  -----------    -----------    -----------    -----------

Balances, July 31, 2006                  9,971,210     12,878,020              570,150     (6,435,250)      (273,600)     6,739,320
                                       -----------    -----------          -----------    -----------    -----------    -----------

Extension of Stock Option Expiration
  Dates                                                                         16,812                                       16,812

Stock option expense under SFAS 123R                                            48,318                                       48,318

Net loss                                                                                   (1,924,243)            (0)    (1,924,243)

Balances, July 31, 2007                  9,971,210     12,878,020              635,280     (8,359,493)      (273,600)     4,880,207
                                       -----------    -----------          -----------    -----------    -----------    -----------

Net Loss                                                                                   (1,680,342)                   (1,680,342)
Exercise of Options                         55,000        125,800                                                           125,800
Sale of Common Shares                      200,000        800,000                                                           800,000
Extension of Stock Option Expiration
  Dates                                                                         15,956                                       15,956
Stock Option Expense Under SFAS 123R                                           271,350                                      271,350
                                       -----------    -----------  ------  -----------    -----------    -----------    -----------
Balances, July 31, 2008                 10,226,210     13,803,820              922,586    (10,039,835)      (273,600)       441,297





                                           See accompanying notes to financial statements.


                              ACCELR8 TECHNOLOGY CORPORATION
                                 STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED JULY 31, 2008 and 2007

                                                                      2008          2007
                                                                   ----------    ----------

Cash flows from operating activities:
     Net loss                                                      (1,680,342)   (1,924,243)
     Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
       Depreciation                                                    51,182        73,528
       Amortization                                                   243,044       240,183
       Fair value of stock options
          granted for services                                        287,306        65,130
       Unrealized (gain) loss on investments                           69,590       (64,849)
       Realized (gain) loss on sale of investments, interest and
          dividends reinvested                                        (34,368)      (16,286)
       Realized (gain) on sale of fixed assets                        (51,761)
       (Increase) decrease in assets:
          Accounts receivable                                            (709)        5,227
          Inventory                                                    10,587       (81,968)
          Prepaid expense and other                                   (14,872)       18,634
       Increase (decrease) in liabilities:
          Accounts payable                                             69,029        (6,972)
          Accrued liabilities                                          (6,497)          997
          Deferred revenue                                             54,305        (1,183)
          Deferred compensation                                        39,778       156,135
                                                                   ----------    ----------


       Net cash (used in) operating activities                       (963,728)   (1,535,667)
                                                                   ----------    ----------

Cash flows from investing activities:
     Proceeds on sale of fixed assets                                  70,000         (--)
Purchase of equipment and patent costs                               (117,641)        (--)
     Contribution to deferred compensation trust                      (75,000)      (75,000)
                                                                   ----------    ----------


Net cash provided by (used in) investing activities                  (122,641)      (75,000)
                                                                   ----------    ----------

Cash flows from financing activities:
     Issuance of Common Stock                                         925,800             0
                                                                   ----------    ----------

Net cash provided by (used in) financing activities                   925,800             0


Increase (decrease) in cash and cash equivalent                       160,569    (1,610,667)
Beginning balance:                                                  1,393,669     3,004,336
                                                                   ----------    ----------

Ending Balance:                                                     1,233,100     1,393,669
                                                                   ==========    ==========

                                            F-5

                         ACCELR8 TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 ORGANIZATION AND NATURE OF BUSINESS

We were incorporated on May 26, 1982, under the laws of the State of Colorado. Prior to the acquisition of the OpTest(TM) suite of technologies ("OpTest"), which occurred in January of 2001, Accelr8 Technology Corporation ("Accelr8" or the "Company") was primarily a provider of software tools and consulting services. We provided software tools and consulting services for system modernization solutions for Digital Equipment Corporation VMS legacy systems. We sold the assets related to the software business on July 30, 2004.

On January 18, 2001, the Company acquired the OpTest(TM) suite of technologies from DDx, Inc. ("DDx"). The purchase of the assets of DDx provided the Company with a proprietary surface chemistry and quantitative instruments.

Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. We have manufactured and marketed OptiChem(R) coated microarraying slides ("OptiChem") for a variety of custom applications for specific customers. During most of the fiscal years ended July 31, 2008 and 2007, our primary focus shifted to development of a program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcel(TM) system ("BACcel"). We intend to customize our technologies to the specific requirements of large licensees as well as develop new rapid pathogen detection assays.

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

The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At July 31, 2008 and 2007, the Company's uninsured cash balance was approximately $983,100 and $1,293,669, however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States Federal agencies with approximate market values of 102% of the investment.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2008 and 2007.

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

Investments

The Company accounts for its investments in accordance with FAS 115. All investments are recorded as trading and reported at fair value with unrealized gains and losses reported with current earnings.

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

Research And Development

Research and development costs charged to operations for the years ended July 31, 2008 and 2007 were $889,984 and $991,581, respectively.

Intellectual Property

Intellectual property is amortized over the period the asset is expected to contribute directly or indirectly to the Company's future cash flows. The Company evaluates the remaining useful life of each intellectual property that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Included in intellectual property are patents, trademarks and technology. Intellectual properties are amortized over their estimated useful lives of 20 years.

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

Revenue Recognition

Technical development fees

Consulting Services

Consulting revenue is recognized as services are performed.

OptiChem(R) Slides

Revenue is recognized when the Company ships the product to customers.

Sales Returns and Allowances

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

The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2008 and 2007, common stock options exercisable for $1,085,000 and 806,250 shares of common stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years. In addition, at July 31, 2008 and July 31, 2007, 200,000 contingently issuable options were not included in loss per share. See Note 8.

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

As of February 1, 2006, the Company applied SFAS No. 123R in valuing all options granted using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as the vesting period lapses. Options granted for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

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

The Company has historically used the Black-Scholes option pricing model to determine the fair value of stock options on the date of grant. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future. See Note 7 for further information.

Comprehensive Income (loss)

The Company follows SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

Recent Accounting Pronouncements

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

     In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 INVENTORY

The Company purchases raw materials (custom chemicals and glass substrates) for producing OptiChem(R) coated slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory as of July 31, 2008 and July 31, 2007 as slides currently are made for specific orders and shipped as produced.

NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets for the year ended July 31, 2008 were $39,338 as compared to $24,466 for the year ended July 31, 2007.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost
and consisted of the following at July 31:                  2008           2007
                                                       ---------      ---------

Computer equipment                                     $  21,102      $  21,102
Laboratory and scientific equipment                      302,981        394,175
Furniture and fixtures                                    16,601         16,601
                                                       ---------      ---------

Total property and equipment                             340,684        431,878
Accumulated depreciation                                (303,286)      (325,059)
                                                       ---------      ---------

Net property and equipment                             $  37,398      $ 106,819
                                                       =========      =========

Depreciation expense for the years ended July 31, 2008 and 2007 was $51,182 and $73,528, respectively.


NOTE 6 INTELLECTUAL PROPERTY

Intellectual property consisted of:

The following at July 31:                              2008                2007
                                                -----------         -----------

OptiChem technologies                           $ 4,454,538         $ 4,454,538
Patents                                             411,632             293,991
Trademarks                                           49,019              49,019
                                                -----------         -----------

                                                  4,915,189           4,797,548
Accumulated amortization                         (1,568,488)         (1,325,445)
                                                -----------         -----------

                                                $ 3,346,701         $ 3,472,103
                                                ===========         ===========

Future amortization expense for the intangible assets is estimated as follows:

                   Years Ending July 31,

                     2009                   243,000
                     2010                   243,000
                     2011                   243,000
                     2012                   243,000
                   Thereafter             2,374,701
                                         ----------

Total future amortization                $3,346,701
                                         ==========

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem(R) Technologies. Amortization expense was $243,044 and $240,183 respectively, for the years ended July 31, 2008 and 2007. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. As of July 31, 2008 and 2007, management believes there was no impairment of the Company's long-lived assets.

NOTE 7 SHAREHOLDERS' EQUITY

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

     As of July 31, 2008, 699,000 options had been granted pursuant to the Qualified Plan with 17,500 of these options exercised, 231,500 options that expired, leaving 351,000 available for grant.

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

     As of July 31, 2008, 315,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 0 options that expired, 50,000 that were cancelled and 130,000 available for grant.

Omnibus Stock Option Plan

     On December 14, 2004 the Shareholders approved an Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company.

     As of July 31, 2008, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 120,000 expired leaving 0 available for grant.

Contingent Options

     In connection with the purchase of the YoDx technology discussed above, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of July 31, 2008, the contingent provisions had not been met and the options have expired; however, an additional grant of 60,000 options to acquire shares of the Company's common stock was issued in August 2008 in settlement of a disagreement relating to the cancellation such options. The Company has reserved a sufficient number of shares for such options. See "Subsequent Events."

Accounting for Employee Based Option Plans

As is discussed in Note 2, the Company accounted for all option grants using the Black-Scholes option pricing model in accordance with SFAS 123R for option granted or extending after February 1, 2006.

As of July 31, 2008 and 2007, total unrecognized share-based compensation cost related to unvested stock options was approximately $10,176. For the years ended July 31, 2008 and 2007, the Company recognized $271,350 in stock based compensation costs related to the issuance of options to employees under SFAS 123R. For the year ended July 31, 2008 and 2007, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $15,956 and $16,812. These costs were calculated in accordance with SFAS No. 123R and are reflected in operating expenses.

The following weighted-average assumptions were used for grants for the year ended July 31, 2008: no dividend yield; risk free interest rate between 2.37% and 5%; expected life between 3 and 10 years; and expected volatility between 44% and 66% The weighted average fair value of options granted in fiscal 2008 was $3.67. The weighted average remaining contractual life of options outstanding at July 31, 2008 was 4.13 years. The expected forfeiture rate used was 37%.

The following table summarizes information on stock option activity for the Executive Options, the Omnibus Plan, the Qualified Plan and the Non-Qualified Plan, excluding the 200,000 contingent options noted above.

                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                          Number of   Exercise Price   Price Per
                                            Shares       Per Share       Share
                                            ------       ---------       -----

Options outstanding, July 31, 2006          945,000    $1.45 - $3.20    $2.08

Options granted                              67,500     2.00 - 2.36     $2.03

Options exercised                                 0          0              0

Options expired                            (115,000)    2.00 - 2.70     $2.20

Options outstanding, July 31, 2007          897,500    $1.45 - $3.20    $2.06
 Granted                                    290,000     2.50 - 4.50      3.57
Options outstanding, July 31, 2008
 Exercised                                  (55,000)    2.25 - 2.66      2.29
 Expired                                    (47,500)    2.10 - 3.10      2.68
Options Outstanding 7/31/08               1,085,000     1.45 - 4.00      2.42

As of July 31, 2008 and 2007, and 798,750 options outstanding were currently exercisable and carried weighted average exercise prices of $ 2.00 and $2.00 respectively. The following table summarizes information about stock options outstanding and exercisable at July 31, 2008:

                                         Outstanding            Exercisable

                                  Weighted
                                   Average       Weighted               Weighted
                                  Remaining       Average                Average
Range of                        Contractural     Exercise               Exercise
Exercise Price     Number            Life          Price      Number      Price
--------------------------------------------------------------------------------
$1.45-$1.50        375,000           2.4           $1.47      375,000     $1.47
$2.00-$2.36        117,500           1.9           $2.18      108,750     $2.18
$2.57-$2.90        390,000           5.7           $2.57      250,000     $2.59
$3.00-$3.20        202,500           6.1           $4.04      102,500     $3.59
$1.45-$3.20        1,085,000         .2            $2.42      836,250     $2.16


NOTE 8 INCOME TAXES

The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                            2008           2007
                                                     -----------    -----------

Deferred tax assets:
Net operating loss                                   $ 4,850,000    $ 3,540,000
Deferred revenue and gains                              (100,000)       (91,286)
Depreciation and amortization                            (51,000)       (92,000)
Stock options issued to consultants and employees        288,000         45,000
General business credit                                  266,000        266,000
Contribution and timing differences                        8,000          4,700
                                                     -----------    -----------

Total                                                  5,261,000      3,763,700
Less valuation allowance                              (5,261,000)    (3,763,700)
                                                     -----------    -----------

Net deferred tax asset                               $         0    $         0
                                                     ===========    ===========

As of July 31, 2008, a valuation allowance increase of $1,497,300 has been recorded for the deferred tax asset, as management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ended July 31, 2008 and 2007 as follows:

                                                         2008          2007
                                                         ----          ----

Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate                (34.0)%       (34.0)%
State income taxes, net of Federal tax benefit           (3.0)         (3.0)
General business credits and other                       (3.8)         (3.8)
Valuation allowance                                      40.8          40.8
                                                     --------------------------

Effective tax rate (benefit)                                -%           -%
                                                     ==========================

The Company has unused net operating loss carry forward of approximately $8,300,000 and general business credits of approximately $265,000 that are available to offset future income taxes. The net operating loss will expire beginning in 2013 and the general business tax credits expire from 2008 through 2024.

NOTE 9 MAJOR CUSTOMERS AND FOREIGN REVENUE

For the years ending July 31, 2008 and 2007, revenues were $475,520 and $183,130 respectively. Of the total revenues, revenues from one customer were $300,000 (63. 0%) in the year ended July 31, 2008 and $83,464 (45.6%) for the year ended July 31, 2007. Foreign Revenues were as follows:

Foreign Revenues                          2008               2007
                                      --------           --------

OptiChem (R) Revenues                 $ 45,695           $108,280
License Fees                            50,000             50,000
Option Fees                                  0              2,850
Consulting Fees                              0             22,000
                                      --------           --------

          Total                       $ 95,695           $183,130


NOTE 10 COMMITMENTS

Investments And Deferred Compensation Arrangement

In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note. For each of the fiscal years ended July 31, 2008 and 2007, the Company contributed $75,000 to the plan which was accrued but unpaid by the Company at year end. On October 29, 2008, $75,000 was paid to the deferred compensation plan.

The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2008 and 2007. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

                                          2008               2007
                                      -----------        -----------

Cost basis                            $ 1,136,917        $   971,380
Unrealized holding gain (loss)            (69,590)            56,270
                                      -----------        -----------

     Aggregate fair value             $ 1,067,327        $ 1,027,550
                                      ===========        ===========

Deferred compensation related to the Rabbi Trust was $1,142,327 and $1,102,549 as of July 31, 2008 and 2007, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2008 and 2007 which was accrued but unpaid by the Company at year end. On October 29, 2008, $75,000 was paid to the deferred compensation plan.

Operating Lease

The Company is a party to a two-year lease for its office and laboratory space that expires on September 30, 2009. Total rent expense including maintenance fees was approximately $71,480 and $68,901 during the years ended July 31, 2008 and 2007, respectively. Future minimum lease payments on the office and laboratory lease are as follows:

   Year Ending          Premises
     July 31              Rent
     -------              ----

       2009               59,454
       2010                9,908
                         -------

                         $69,362
                         ========

Employment Agreement

Effective December 1, 2007, we entered into an employment agreement with Mr. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2012. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2008 would be $817,500. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

NOTE 11 DEFERRED REVENUE

Deferred revenue was $112,651 and $58,346 at year ends July 31, 2008 and 2007. Deferred revenue consists of prepaid royalty fees from SCHOTT. All services and material requirements for the Feasibility Testing Agreement with Promega have been completed as of September 12, 2006, and no further work on the part of Accelr8 is required. Therefore, deferred revenue of $22,000 for prepaid technology license fees was recognized in the first quarter of fiscal year 2008.

NOTE 12 SUBSEQUENT EVENTS

On August 1, 2008, the Company granted 60,000 stock options to a former consultant in settlement for a disagreement regarding the cancellation of certain contingent stock options. The stock options expire in five years from the date of grant.