Form 10-Q
period 2008-10-31
ACCELR8 TECHNOLOGY CORP
filed 2008-12-15
CIK 727207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008
                               ----------------
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

                         Commission File Number: 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

           COLORADO                                     84-1072256
           --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 7000 N Broadway, Bldg. 3-307, Denver, CO 80221
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 863-8088
                                 --------------
              (Registrant's telephone number, including area code)


                                -----------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer [ ]       Accelerated filer         [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,226,210

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets                                       3
               October 31, 2008 (unaudited) and July 31, 2008

               Condensed Statements of Operations                             4
               for the three months ended October 31, 2008 and 2007 (unaudited)

               Condensed Statements of Cash Flows                             5
               for the three months ended October 31, 2008 and 2007 (unaudited)

               Notes to Unaudited Condensed Financial Statements            6-9

     Item 2.   Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    14

     Item 4.   Controls and Procedures                                       14

     Item 4T.  Controls and Procedures                                       14


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             15

     Item 1A.  Risk Factors                                                  15

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   15

     Item 3.   Defaults Upon Senior Securities                               15

     Item 4.   Submission of Matters to a Vote of Security Holders           15

     Item 5.   Other Information                                             15

     Item 6.   Exhibits                                                      16


SIGNATURES                                                                   17

CERTIFICATION OF OFFICERS


                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                         Accelr8 Technology Corporation
                            Condensed Balance Sheets

                                     ASSETS

                                                  October 31, 2008   July 31, 2008
                                                  ----------------   -------------
                                                    (Unaudited)
Current assets:

   Cash and cash equivalents                        $  1,081,399      $  1,233,100
   Accounts receivable                                         0             6,334
   Inventory                                              97,268            97,268
   Prepaid expenses and other current assets              15,217            39,338
                                                    ------------      ------------
Total current assets                                   1,193,884         1,376,040

Property and equipment, net                               31,712            37,398

Investments, net                                       1,093,512         1,067,327

Intellectual property, net (Note 3)                    3,287,548         3,346,701
                                                    ------------      ------------

Total assets                                        $  5,606,656      $  5,827,466
                                                    ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                $     67,110      $    133,628
    Accrued compensation and other liabilities            30,937            25,889
    Deferred revenue                                     111,999           112,651
Total current liabilities                                210,046           272,168

Long-term liabilities:
    Deferred compensation                              1,112,262         1,142,327
Total liabilities                                      1,322,308         1,414,495

Commitments and Contingencies

Shareholders' equity
    Common Stock, no par value; 14,000,000 shares
      authorized; 10,226,210 shares issued and
      outstanding                                     13,803,820        13,803,820
    Contributed capital                                1,018,062           922,586
    Accumulated (deficit)                            (10,263,934)      (10,039,835)
    Shares held for employee benefit (1,129,110
      shares at cost)                                   (273,600)         (273,600)
                                                    ------------      ------------
Total Shareholders' equity                             4,284,348         4,412,971
                                                    ------------      ------------

Total liabilities and Shareholders' equity          $  5,606,656      $  5,827,466
                                                    ============      ============


                                        3

                       Condensed Statements of Operations
              For the Three Months Ended October 31, 2008 and 2007
                                   (Unaudited)


                                                     2008              2007
                                                 ------------      ------------
Revenues:
   OptiChem(R) revenues                          $        652      $     14,584
   Technical development Fees                         300,000                 0
   License fees                                             0            50,000
                                                 ------------      ------------
       Total revenues                                 300,652            64,584
                                                 ------------      ------------

Costs and expenses:
   Research and development                           159,777           269,067
   General and administrative                         250,463           251,067
   Amortization                                        61,543            60,046
   Marketing and sales                                  1,166             6,512
   Depreciation                                         5,686            15,075
   Cost of sales                                            0             1,313
                                                 ------------      ------------
      Total costs and expenses                        478,635           603,080
                                                 ------------      ------------

   Loss from operations                              (177,983)         (538,496)
                                                 ------------      ------------

Other income (loss):
Interest and dividend income                            8,914            23,666
Unrealized gain (loss) on investments                 (55,030)           26,352
Other income                                                0             1,354
                                                 ------------      ------------
   Total other income (loss)                          (46,116)           51,372
                                                 ------------      ------------

Net loss                                         $   (224,099)     $   (487,124)
                                                 ============      ============

Net loss per share:
Basic and diluted net loss per share             $       (.02)     $       (.05)
                                                 ============      ============

Weighted average shares outstanding                10,226,210         9,971,210
                                                 ============      ============

                         Accelr8 Technology Corporation
                       Condensed Statements of Cash Flows
              For the Three Months Ended October 31, 2008 and 2007
                                   (Unaudited)

                                                         2008           2007
                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                             $  (224,099)   $  (487,124)
Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
Depreciation                                               5,686         15,075
Amortization                                              61,543         60,045
Fair value of stock options granted for services          95,476         18,249
Unrealized holding (gain) loss on investments             55,030        (26,352)

(Increase) decrease in assets:
Accounts receivable                                        6,334          5,625
Inventory                                                      0           (359)
Prepaid expense and other                                 24,121         11,177

Increase (decrease) in liabilities:
Accounts payable                                         (66,518)        51,216
Accrued liabilities                                        5,048          9,216
Deferred revenue                                            (652)        41,041
Deferred compensation                                    (30,065)        45,104
                                                     -----------    -----------
Net cash (used in) operating activities                  (68,096)      (257,087)
                                                     -----------    -----------
Cash flows from investing activities:

Purchase Investments                                      (6,215)          --
Purchases of equipment and patent costs                   (2,390)       (34,453)
Contribution to Deferred Compensation Trust              (75,000)       (75,000)
                                                     -----------    -----------
Net cash (used in) investing activities                  (83,605)      (109,453)
                                                     -----------    -----------
Decrease in cash and cash equivalents                   (151,701)      (366,540)
Beginning balance                                      1,233,100      1,393,669
                                                     -----------    -----------
Ending balance                                       $ 1,081,399    $ 1,027,129
                                                     ===========    ===========

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our Annual Audited Financial Statements dated July 31, 2008 included in our Annual Report on Form 10-KSB as filed with the SEC.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of Management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2008 may not be indicative of the results of operations for the year ended July 31, 2009.


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

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at October 31, 2008 and 2007. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48") "Accounting for Uncertainty in Income Taxes," on August 1, 2007. The adoption of FIN 48 resulted in no adjustment to opening retained earnings. The Company has no unrecognized tax benefits. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

The Company files federal and state income tax returns. These returns are subject to examination by taxing authorities for all tax years after 2002.

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


Note 4.  Intellectual Property

Intellectual property consisted of the following:

                                              October 31, 2008     July 31, 2008
                                              ----------------     -------------
OptiChem(R) Technologies                         $ 4,454,538        $ 4,454,538
Patents                                              414,022            411,632
Trademarks                                            49,019             49,019
                                                 -----------        -----------
Total intellectual property                        4,917,579          4,915,189
Accumulated amortization                          (1,630,031)        (1,568,488)
                                                 -----------        -----------
Net intellectual property                        $ 3,287,548        $ 3,346,701
                                                 ===========        ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) Technologies. Amortization expense was $61,543 and $60,045, respectively, for the three months ended October 31, 2008 and 2007.

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

Note 5. Research and Option Agreement and License and Supply Agreements

Effective May 16, 2008, the Company and Becton, Dickinson and Company ("BD") entered into a Research and Option Agreement (the "Agreement").

The Agreement provides for the establishment of a research program until October 31, 2009 whereby BD will fund certain research work by the Company relating to the Company's BACcel(TM) rapid pathogen diagnostics platform (the "BACcel(TM) Platform"). The research program includes mutually agreed upon milestones to support BD's product development planning. Under the terms of the Agreement, in connection with the research program, the Company will receive certain periodic payments from BD between the date of the Agreement and July 1, 2009.

The Agreement also grants BD an option to acquire for an upfront payment an exclusive license (the "Exclusive License") from the Company for certain know-how and patent rights relating to the BACcel (TM)Platform. The Exclusive License also provides for the Company to receive royalty payments on worldwide sales. The Exclusive License contains certain diligence requirements for BD to develop and commercialize such products. If BD exercises the option but fails to meet certain terms of the Exclusive License, the Company has the option to convert the Exclusive License to a non-exclusive license. If BD does not exercise the Exclusive License Accelr8 will receive a non-exclusive license from BD for certain intellectual property.

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

On November 24, 2007 the Company extended the non-exclusive Slide H license for three more years, to expire on November 23, 2010. Terms of the extended license are similar to those of the original license, which is $100,000, $50,000 for a prepaid license and $50,000 in prepaid royalties. The Company granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expires on December 31, 2008. The terms were $100,000; $50,000 for a prepaid license and $50,000 in prepaid royalties.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%). Royalties of $652 were earned during the three months ended October 31, 2008.


Note 6. Employee Stock Based Compensation

On October 31, 2008, there were Common Stock options outstanding at prices ranging from $1.45 to $4.50 with expiration dates between January 18, 2008 and October 28, 2018. For the three months ended October 31, 2008 and 2007, stock options exercisable into 1,180,000 and 987,500 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended October 31, 2008 and 2007, the Company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised
2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. Under the modified prospective application method, we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended October 31, 2008 and 2007: no dividend yield; risk free interest rate of 3.5% to 5%; expected life of 3-10 years; and expected volatility of 66% to 51%. The weighted average remaining contractual life of options outstanding at October 31, 2008 and 2007 was 4.50 and 4.11 years, respectively.

As of October 31, 2008, the total unrecognized share-based compensation cost related to unvested stock options was approximately $30,282. For the three month period ended October 31, 2008 and 2007 the Company recognized $95,476 and $18,249, respectively in stock based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.


Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Forward Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as "may," "will," "expect," "anticipate," "estimate," or "continue," or variations thereon or comparable terminology, include the plans and objectives of Management for future operations, including plans and objectives relating to the products and future economic performance of the Company. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

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

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including the risks in the section entitled "Risk Factors" its 10-KSB for the year ended July 31, 2008, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

Published studies on ICU patients consistently show that a hospital-acquired infection (HAI) doubles the risk of mortality and complications. Infection with a multi-resistant organism quadruples risks relative to comparable un-infected patients. The most important reason for elevated risk is inadequate initial therapy, caused by widespread and complex mechanisms of drug resistance.

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

For example, the first report might state that a significant number of common "Staph" is present in a patient specimen, likely causing a patient's infection. The second report might then state that all of the organisms fall into a major antibiotic resistance group known as "MRSA" (Methicillin Resistant Staphylococcus Aureus), often referred to as "superbugs" in news reports because of their multiple drug resistance. This identification eliminates from consideration the most important drugs otherwise preferred for treating Staph infections.

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

During the three months ended October 31, 2008, research collaborators at the Denver Health Medical Center and Barnes-Jewish Hospital, St. Louis continued studies using prototypes of the BACcel(TM) system. These collaborators and Accelr8 scientists reported their recent findings in two presentations in October at the joint sessions of the 48th Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC, www.icaac.org) and the Infectious Diseases Society of America (IDSA, www.idsociety.org). One study added to those for antibiotic resistance tests previously presented by company scientists. The other added a retrospective model that projected the clinical utility of rapid diagnostics based on BACcel(TM) system results on stored bacterial cultures.

During the quarter ended October 31, 2008, we continued the scale-up of our proprietary antibody development methods, including antibodies for identification of Acinetobacter baumannii and Pseudomonas aeruginosa. We believe that the scale-up will provide material for BACcel(TM) system development, outside research support, and additional test development. We also advanced the development of antibodies required for additional organisms, and initiated other types of testing used for identification of bacteria.

Effective May 16, 2008, we entered into a Research and Option Agreement with Becton, Dickinson and Company ("BD"). Pursuant to the Research and Option Agreement, BD will fund certain research work by the Company relating to the Company's BACcel(TM) system. If BD exercises the licensing option, Management believes that the Agreement would then further relieve Accelr8 of the need to raise the large amount of funding required for BACcel(TM) product development, protect Shareholders from the potentially significant dilution and mitigate the risks associated with BACcel (TM) commercialization.

The Agreement also enables the Company to seek additional commercial applications for its proprietary technology. Management believes that this expands the opportunity horizon for Shareholders.

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


Changes in Results of Operations: Three months ended October 31, 2008 compared to three months ended October 31, 2007

During the three months ended October 31, 2008, OptiChem(R) revenues were $652 as compared to $14,584 during the three month period ended October 31, 2007, a decrease of $13,932 or 95.5%. The decrease was a result of licensing of OptiChem(R) to NanoString in October 2007, as opposed to sales of OptiChem(R) directly to NanoString during the three months ended October 31, 2007, thus reducing OptiChem(R) revenues. OptiChem(R) revenues received during the three months ended October 31, 2008 consist of royalty income.

Technical development fees during the three-month period ended October 31, 2008 were $300,000 as compared to $0 during the three-month period ended October 31, 2007, an increase of $300,000 or 100%. Technical development fees were received as a result of the Research and Option Agreement with BD entered into in May 2008.

License fees during the three months ended October 31, 2008 were $0 as compared to $50,000 during the three months ended October 31, 2007, a decrease of $50,000 or 100%. The license fees during the three months ended October 31, 2007 were the result of a License Agreement entered into with NanoString in October 2007.

Research and development expenses for the three months ended October 31, 2008 were $159,777 as compared to $269,067 during the three months ended October 31, 2007, a decrease of $109,290 or 40.6%. The decrease was primarily the result of decreased supplies, a reduction in the use of outside engineering firms related to the development of the BACcel(TM) system and decreased salaries.

During the three months ended October 31, 2008, general and administrative expenses were $250,463 as compared to $251,067 during the three month period ended October 31, 2007, a decrease of $604. The decrease was nominal and in the ordinary course of business.

The increase in amortization was negligible for the three months ended October 31, 2008 as compared to the three month period ended October 31, 2007.

Marketing and sales expenses for the three months ended October 31, 2008 were $1,166 as compared to $6,512 during the three months ended October 31, 2007, a decrease of $5,346 or 82%. The decrease was primarily due to a reduction in expenses in connection with scientific conference attendance.

Depreciation for the three months ended October 31, 2008 was $5,686 as compared to $15,075 during the three months ended October 31, 2007, a decrease of $9,389 or 62%. The decreased depreciation was the result of the increased age of assets and the disposal of equipment no longer used in our operations.

Cost of goods sold during the three months ended October 31, 2008 were $0 as compared to $1,313 during the three months ended October 31, 2007. The decrease in cost of goods sold was primarily the result of products being produced by others under licensing agreements as compared to the Company producing the products.

As a result of the above factors, loss from operations for the three months ended October 31, 2008 was $177,983 as compared to a loss of $538,496 during the three months ended October 31, 2007, a decreased loss of $360,513 or 66.9%.

Investment and dividend income during the three months ended October 31, 2008 was $8,914 as compared to $23,666 during the three months ended October 31, 2007 a decrease of $14,752 or 62%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

Unrealized holding losses on investments held in the deferred compensation trust for the three months ended October 31, 2008 was $55,030 as compared to an unrealized gain of $26,352 for the three months ended October 31, 2007, a decrease of $81,382. The change was a result of decreased value of the underlying securities and general market conditions.

As a result of these factors, net loss for the three months ended October 31, 2008 was $224,099 as compared to $487,124 during the three months ended October 31, 2007, a decreased loss of $263,025 or 54%.


Capital Resources and Liquidity

During the three months ended October 31, 2008 and October 31, 2007, we did not generate positive cash flows from operating activities. The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel(TM) system. Notwithstanding our investments in research and development, there can be no assurance that the BACcel(TM) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with our existing cash balance, additional issuance of equity or debt securities and/or a capital infusion from potential partners in the development of the BACcel(TM) system. If we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.

At October 31, 2008, as compared to July 31, 2008, cash and cash equivalents decreased by $151,701 from $1,233,100 to $1,081,399, or approximately 12% and the Company's working capital decreased $120,034 or 9.7% from $1,103,872 to $983,838. During the same period, Shareholders' equity decreased from $4,412,971 to $4,284,348 as a result of losses incurred and charges related to stock options. Our working capital requirements are expected to increase in line with the growth of our business.

The net cash used in operating activities was $68,096 during the three months ended October 31, 2008 compared to net cash used in operating activities of $257,087 during the three months ended October 31, 2007. The principal elements that gave rise to the decrease of net cash used in operating activities were primarily the result of lower net losses for the period.

Cash used by investing activities during the three months ended October 31, 2008 was $83,605. The cash investing activities was the result of the funding of the deferred compensation investment account and additional patent expenditures. As a result, Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the next eighteen months.

Thereafter, the Company may have to seek capital resources from other sources to meet its obligations in the future. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities, if any, will result in dilution to our current Common Stockholders.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     The Company's interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments.


Item 4T. Controls and Procedures.

     An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, Mr. Geimer concluded that as of October 31, 2008, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2008.


                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

     There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008 filed with the Securities and Exchange Commission on October 29, 2008 and investors are encouraged to review those risk factors in detail before making any investment in the Company's securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.    Description
-----------    -----------


31.1 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


32.1 Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

                                   SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 15, 2008                  ACCELR8 TECHNOLOGY CORPORATION


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