Form 10-Q
period 2009-01-31
ACCELR8 TECHNOLOGY CORP
filed 2009-03-16
CIK 727207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009 or

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
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,226,210

                                      INDEX

                                                                            Page
PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets January 31, 2009 (unaudited) and
           July 31, 2008                                                      3

           Condensed Statements of Operations for the three and six
           months ended January 31, 2009 and 2008 (unaudited)                 4

           Condensed Statements of Cash Flows for the six months ended
           January 31, 2009 and 2008 (unaudited)                              5

           Notes to Unaudited Condensed Financial Statements                6-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.    Controls and Procedures                                           21


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 21

Item 1A.   Risk Factors                                                      21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       21

Item 3.    Defaults Upon Senior Securities                                   21

Item 4.    Submission of Matters to a Vote of Security Holders               21

Item 5.    Other Information                                                 22

Item 6.    Exhibits                                                          22


SIGNATURES                                                                   23

CERTIFICATION OF OFFICERS


                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                            Accelr8 Technology Corporation

                               Condensed Balance Sheets

                                        ASSETS

                                                          January 31, 2009   July 31, 2008
                                                               (Unaudited)

Current assets:
Cash and cash equivalents                                     $    986,857    $  1,233,100
Accounts receivable                                                 50,000           6,334
Inventory                                                           78,905          97,268
Prepaid expenses and other current assets                           24,562          39,338
Total current assets                                             1,140,324       1,376,040

Property and equipment, net                                         26,026          37,398

Investments, net                                                 1,055,440       1,067,327


Intellectual property, net (Note 3)                              3,246,075       3,346,701
                                                              ------------    ------------
Total assets                                                  $  5,467,865    $  5,827,466
                                                              ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                              $     98,115    $    133,628
Accrued compensation and other liabilities                          18,455          25,889
Deferred revenue                                                    97,506         112,651
                                                              ------------    ------------
Total current liabilities                                          214,076         272,168

Long-term liabilities:
Deferred compensation                                            1,092,939       1,142,327
                                                              ------------    ------------
Total liabilities                                                1,307,015       1,414,495
                                                              ------------    ------------

Commitments and Contingencies

Shareholders' equity
Common Stock, no par value; 14,000,000 shares authorized;
10,226,210 shares issued and outstanding
                                                                13,803,820      13,803,820
Contributed capital                                              1,048,894         922,586
Accumulated (deficit)                                          (10,418,264)    (10,039,835)
Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                              ------------    ------------
Total shareholders' equity                                       4,160,850       4,412,971
                                                              ------------    ------------

Total liabilities and shareholders' equity                    $  5,467,865    $  5,827,466
                                                              ============    ============


                                  Accelr8 Technology Corporation
                                Condensed Statements of Operations
                   For the Three and Six Months ended January 31, 2009 and 2008
                                            (Unaudited)

                                         3 Months Ended January 31       6 Months Ended January 31
                                             2009            2008            2009            2008
                                        ------------    ------------    ------------    ------------
Revenues:
OptiChem(R) revenues                    $     14,493    $     39,058    $     15,145    $     53,642
Technical development fees                   300,000            --           600,000            --
Option fees                                     --            45,455            --            45,455
License fees                                  50,000          50,000          50,000         100,000
                                        ------------    ------------    ------------    ------------
Total Revenues                               364,493         134,513         665,145         199,097
                                        ------------    ------------    ------------    ------------

Costs and expenses:
Research and development                     194,603         252,109         354,380         521,176
General and administrative                   213,714         157,215         464,177         408,282
Amortization                                  61,753          61,691         123,296         121,737
Marketing and sales                            5,663           2,631           6,829           9,143
Depreciation                                   5,686          12,036          11,372          27,111
Cost of sales                                   --             7,719            --             9,032
                                        ------------    ------------    ------------    ------------
Total costs and expenses                     481,419         493,401         960,054       1,096,481
                                        ------------    ------------    ------------    ------------

Loss from operations                        (116,926)       (358,888)       (294,909)       (897,384)
                                        ------------    ------------    ------------    ------------

Other income:
Interest and dividend income                   5,154          12,612          14,068          36,278
Unrealized gain (loss) on investments
                                             (42,558)        (44,371)        (97,588)        (18,019)
Gain (loss) on sale of equipment
                                                --            50,407            --            51,761
                                        ------------    ------------    ------------    ------------
Total other income                           (37,404)         18,648         (83,520)         70,020
                                        ------------    ------------    ------------    ------------

Net loss                                $   (154,330)   $   (340,240)   $   (378,429)   $   (827,364)
                                        ============    ============    ============    ============

Net loss per share:
Basic and diluted net loss per share
                                        $       (.02)   $       (.03)   $       (.04)   $       (.08)
                                        ============    ============    ============    ============
Weighted average shares outstanding
                                          10,226,210       9,971,210      10,226,210       9,971,210
                                        ============    ============    ============    ============


                                                 4

                       Condensed Statements of Cash Flows
               For the Six Months Ended January 31, 2009 and 2008
                                   (Unaudited)

                                                         2009           2008
                                                     -----------    -----------

Cash flows from operating activities:
Net loss                                             $  (378,429)   $  (827,364)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation                                              11,372         27,111
Amortization                                             123,296        121,737
Fair value of stock options granted for services
                                                         126,308         38,058
Unrealized holding (gain) loss on investments
                                                          97,588         18,019
Reinvested earnings - interest and dividends             (10,701)       (15,836)
(Gain) on sale of fixed assets                                 0        (51,761)
(Increase) decrease in assets:
Accounts receivable                                      (43,666)        (5,625)
Inventory                                                 18,363          7,795
Prepaid expense and other                                 14,776          5,238
Increase (decrease) in liabilities:
Accounts payable                                         (35,513)        58,817
Accrued liabilities                                       (7,434)        (5,894)
Deferred revenue                                         (15,145)       130,728
Deferred compensation                                    (49,388)        38,058
                                                     -----------    -----------
Net cash (used in) operating activities                 (148,573)      (460,919)
                                                     -----------    -----------

Cash flows from investing activities:
Sales proceeds - fixed assets                                  0         70,000

Purchases of equipment and patents                       (22,670)       (49,134)
Contribution to deferred compensation trust              (75,000)       (75,000)
                                                     -----------    -----------
Net cash used in investing activities                    (97,670)       (54,134)
                                                     -----------    -----------

Decrease in cash and cash equivalents                   (246,243)      (515,053)

Beginning balance                                      1,233,100      1,393,669
                                                     -----------    -----------

Ending balance                                       $   986,857    $   878,616
                                                     ===========    ===========

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2008, included in our annual report on Form 10-KSB as filed with the SEC. Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and six months ended January 31, 2009 may not be indicative of the results of operations for the year ended July 31, 2009.

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

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at January 31, 2009 and July 31, 2008. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

In April 2008, the FASB issued Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3") which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

Note 4. Intellectual Property

Intellectual property consisted of the following:

                                         January 31, 2009         July 31, 2008
                                         ----------------         -------------

OptiChem(R) Technologies                      $ 4,454,538           $ 4,454,538
Patents                                           434,302               411,632
Trademarks                                         49,019                49,019
                                              -----------           -----------
Total intellectual property                     4,937,859             4,915,189
Accumulated amortization                       (1,691,784)           (1,568,488)
Net intellectual property                     $ 3,246,075           $ 3,346,701
                                              ===========           ===========

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $123,296 and $121,737, respectively, for the six months ended January 31, 2009 and 2008.

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

     The Agreement also grants BD an option to acquire for an upfront payment an exclusive license (the "Exclusive License") from the Company for certain know-how and patent rights relating to the BACcel (TM) Platform. The Exclusive License also provides for the Company to receive royalty payments on worldwide sales. The Exclusive License contains certain diligence requirements for BD to develop and commercialize such products. If BD exercises the option but fails to meet certain terms of the Exclusive License, the Company has the option to convert the Exclusive License to a non-exclusive license. If BD does not exercise the Exclusive License Accelr8 will receive a non-exclusive license from BD for certain intellectual property.

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

     On November 24, 2007 the Company extended the non-exclusive Slide H license with Schott Jenaer Glas GmbH for three more years, to expire on November 23, 2010. Terms of the extended license are similar to those of the original license, which is $100,000, $50,000 for a prepaid license and $50,000 in prepaid royalties. On January 9, 2009 the Company extended the non-exclusive Slide H license with Schott Jenaer Glas GmbH for one additional year, from November 24, 2010 to November 24, 2011, for which we received $50,000 in prepaid royalties at the same royalty rate (6%). The Company had also granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expired on December 31, 2008. The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties for a Slide H extension. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).

Note 6. Employee Stock Based Compensation

On January 31, 2009, there were Common Stock options outstanding at prices ranging from $1.45 to $4.50 with expiration dates between May 6, 2009 and October 28, 2018. For the three months ended January 31, 2009 and 2008, stock options exercisable into 1,180,000 and 987,500 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended January 31, 2009 and 2008, the Company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised
2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, we apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the effected date of SFAS 123R are recognized as compensation expense as the requisite service is rendered after the required effective date.

The fair value of options granted under the stock option agreements and stock-based compensation plans are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months and six months ended January 31, 2009 and January 1, 2008: no dividend yield; risk free interest rate of 4% to 5%; expected life of 3-10 years; and expected volatility of 66% to 51%. The weighted average remaining contractual life of options outstanding at January 31, 2009 and 2008 was 4.50 and 4.11 years.

As of January 31, 2009, the total unrecognized share-based compensation cost related to unvested stock options was approximately $65,690. For the three-month periods ended January 31, 2009 and January 31, 2008 the Company recognized

$30,832 and $18,249 and for the six-month periods ended January 31, 2009 and January 31, 2008 the Company recognized $126,308 and $38,058 in stock based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.

Note 7. Stockholders Equity

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

Pursuant to the Stock Purchase Agreements, if during the period commencing on March 6, 2008 and ending on March 6, 2009, we issue additional shares (the "Additional Shares") of Common Stock or Common Stock Equivalents (as defined in the Stock Purchase Agreement) at a purchase, exercise or conversion price less than $4.00 per share (subject to certain adjustments for splits, recapitalizations and reorganizations), then we will issue additional shares of Common Stock to the investors so that the effective purchase price per share will be the same per share purchase, exercise or conversion price of the Additional Shares (subject to certain exceptions set forth in the Stock Purchase Agreement). Notwithstanding the foregoing, the effective price per share will not be adjusted below $3.00 per share. As of March 6, 2009 we issued no additional shares.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, BD will exercise the Exclusive License, the Company will be successful in the development of the BACcel(TM) system, the Company will have sufficient capital to complete the development of the BACcel(TM) system, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe that resistance mechanism identification will require no more than 4 additional hours for a test battery, with some results becoming available more quickly than others. We have presented research results to the clinical community that are consistent with our performance objectives.

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

The same follow up report would also include the identification of additional important resistance mechanisms that might similarly rule out the next most important drugs. In this way, we believe that the BACcel(TM) system will systematically test for the most significant resistance mechanisms. This would leave the physician with specific drug choices that are most likely to prove effective. From these, the physician would then be able to hold in reserve those drugs considered "salvage" or "last choice" drugs. This approach of reserving drugs helps to delay the emergence of resistance for the few drugs still available to treat highly resistant strains.

Present practices cannot provide specific guidance, so the physician now has no choice but to use drugs that would otherwise be reserved, in order to assure initial infection control but thereby accelerating the risk of losing their value.

Popular news media have reported widely about MRSA as a multi-resistant "superbug." However, organizations such as the CDC (US Centers for Disease Control and Prevention) and IDSA (Infectious Diseases Society of America) have also identified other multi-drug resistant organisms as presenting even greater threats. They include Pseudomonas, Acinetobacter, E. coli, and Klebsiella. In the hospital ICU, MRSA typically causes no more than about 30% of mortality attributed to acquired infections. The other organisms just listed account for a much higher percentage.

To the best of management's knowledge, based on outside opinions and direct market research, Accelr8 is the only organization in the world to be developing a rapid diagnostic solution that includes these organisms and strain types.

To date, we have established the functional requirements of the BACcel(TM) platform. We have begun testing the specific analyses required in the BACcel(TM) system and published the results at major scientific and clinical conferences. We have been guided by leading medical experts in our development strategy and research prototype design.

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

During the quarter ended January 31, 2008, we placed two development systems in outside academic research facilities. One system is in the Denver Health Medical Center. The other is in Barnes-Jewish Hospital, St. Louis. The outside investigators are using the systems for technical validation of the analytical methods.

We intend to continue making technical presentations concerning our research results to the clinical community for the remainder of 2009 and beyond. Research collaborators at Denver Health and Barnes-Jewish may contribute at these presentations.

During the quarter ended January 31, 2009, we also continued scale-up and expansion of our proprietary antibody development. These materials provide support for BACcel(TM) system development, outside research collaborations, and additional test development. We have also initiated development of secondary indicators to augment the antibodies in robust identification methods.

On January 6, 2009, Accelr8 Technology Corporation (the "Company") was notified by the staff of the NYSE Alternext US LLC (the "Exchange"), formerly known as the American Stock Exchange, Inc., that the staff has determined, following a review of publicly available information, that the Company is not in compliance with Section 1003(a)(iii) of the NYSE Alternext Company Guide (the "Company Guide") in that it has stockholder equity of less than $6 million and losses from continued operations and net losses in its five most recent fiscal years.

In order to maintain its listing, the Company submitted a plan on February 6, 2009 (the "Plan") advising the Exchange of action it has taken or will take, that would bring it into compliance with the continued listing standards. Subject to the Plan being accepted by the Exchange, the Company would have up to July 6, 2010 to implement the Plan, during which time period the Company would be subject to periodic review to determine whether it is making progress consistent with the Plan.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to expand the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is evaluating fair value of all financial assets. It is not anticipated that application will result in any material changes in such assets.

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

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED JANUARY 31, 2009 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2008.

During the three months ended January 31, 2009, OptiChem(R) revenues were $14,493 as compared to $39,058 during the three month period ended January 31, 2008, a decrease of $24,565 or 62.8%. The decrease was due to the licensing of the production of slides to others while retaining a royalty interest only.

Technical development fees during the three-month period ended January 31, 2009 were $300,000 as compared to $0 during the three-month period ended January 31, 2008, an increase of $300,000 or 100%. Technical development fees were received as a result of the Research and Option Agreement with BD entered into in May 2008.

There were option fees of $0 during the three months ended January 31, 2009 compared to $45,455 during the three months ended January 31, 2008. This was the result of receiving an option payment from Becton Dickinson & Company of $100,000 which expired by its terms on March 31, 2008. The amount represents the earned portion of such option contract during the three months ended January 31, 2008.

The license fees of $50,000 during the three months ended January 31, 2009 and 2008 were the result of License Agreements entered into with Schott Jenaer Glas GmbH for Slide H to produce and sell the Company's technology, on coated OptiChem(R) slides.

Research and development expenses for the three months ended January 31, 2009 were $194,603 as compared to $252,109 during the three months ended January 31, 2008, a decrease of $57,506 or 22.8%. This decrease was primarily due to decreased direct supply costs related to the development of the BACcel(TM) system.

During the three months ended January 31, 2009, general and administrative expenses were $213,714 as compared to $157,215 during the three months ended January 31, 2008, an increase of $56,499 or 35.9%. The increase was primarily due to increases in legal costs (Patent filings), and corporate and shareholder expenses.

The increase in amortization was negligible for the three months ended January 31, 2009 as compared to the three month period ended January 31, 2008.

Marketing and sales expenses for the three months ended January 31, 2009 were $5,663 as compared to $2,631 during the three months ended January 31, 2008, an increase of $3,032. The increase was primarily due to expenses related to presentations at scientific conferences.

Depreciation for the three months ended January 31, 2009 was $5,686 as compared to $12,036 during the three months ended January 31, 2008, a decrease of $6,350 or 52.7%. The decreased depreciation was the result of some assets becoming fully depreciated during the three months ended January 31, 2008, coupled with no new purchases of on-site lab equipment during the quarter ended January 31, 2009 and sale of used equipment.

Costs of goods sold during the three months ended January 31, 2009 were $0 as compared to $7,719 during the three months ended January 31, 2008, a decrease of $7,719 or 100%. The decrease in cost of goods sold was primarily the result of the licensing OptiChem(R) coating production to others.

As a result of the above factors, loss from operations for the three months ended January 31, 2009 was $116,926 as compared to a loss of $358,888 during the three months ended January 31, 2008, a decreased loss of $241,962 or 67.4%.

Interest and dividend income during the three months ended January 31, 2009 was $5,154 as compared to $12,612 during the three months ended January 31, 2008, a decrease of $7,458 or 59.1%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

An unrealized holding loss on investments held in the deferred compensation trust for the three months ended January 31, 2009 was $42,558 as compared to an unrealized loss of $44,371 during the three months ended January 31, 2008, a decrease of $1,813. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

Gain on the sale of equipment was $0 during the three months ended January 31, 2009 as compared to $50,407 during the three months ended January 31, 2008. The gain on the sale of equipment was the result of the sale of used microarray printers.

As a result of these factors, net loss for the three months ended January 31, 2009 was $154,330 as compared to $340,240 during the three months ended January 31, 2008, a decreased loss of $185,910 or 54.6%.

CHANGES IN RESULTS OF OPERATIONS: SIX MONTHS ENDED JANUARY 31, 2009 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2008.

During the six months ended January 31, 2009, OptiChem(R) revenues were $15,145 as compared to $53,642 during the six month period ended January 31, 2008, a decrease of $38,497 or 71.7%. The decrease was due to the licensing of the production of slides to others while retaining a royalty interest only.

Technical development fees during the six-month period ended January 31, 2009 were $600,000 as compared to $0 during the six-month period ended January 31, 2008, an increase of $600,000 or 100%. Technical development fees were received as a result of the Research and Option Agreement with BD entered into in May 2008.

Option fees during the six months ended January 31, 2009 were $0 as compared to $45,455 during the six months ended January 31, 2008. The option fee for the six months ended January 31, 2008 consisted of the earned portion of an option from Becton Dickinson & Company which expired on March 31, 2008. We now receive research funding from Becton Dickinson quarterly.

License fees during the six months ended January 31, 2009 were $50,000 as compared to $100,000 during the six months ended January 31, 2008, a decrease of $50,000 or 50%. The license fees during the six months ended January 31, 2009 were the result of an extension of the existing License Agreement entered into with Schott Jenaer Glas GmbH to produce and sell the Company's technology on coated OptiChem(R) Slide H. The license was extended to cover November 24, 2010 to November 24, 2011.

Research and development expenses for the six months ended January 31, 2009 were $354,380 as compared to $521,176 during the six months ended January 31, 2008, a decrease of $166,796 or 32.0%. This decrease was primarily due to decreased consulting/engineering fees related to the development of the BACcel(TM) platform.

During the six months ended January 31, 2009, general and administrative expenses were $464,177 as compared to $408,282 during the six month period ended January 31, 2008, an increase of $55,895 or 13.7%. The increase was primarily due to increases in legal costs (Patent filings), and corporate and shareholder expenses.

Marketing and sales expenses for the six months ended January 31, 2009 were $6,829 as compared to $9,143 during the six months ended January 31, 2008, a decrease of $2,314 or 25.3%. The decrease was primarily due to timing of expenses related to presentations at scientific conferences.

Depreciation for the six months ended January 31, 2009 was $11,372 as compared to $27,111 during the six months ended January 31, 2008, a decrease of $15,739 or 58.1%. The decreased depreciation was the result of some assets becoming fully depreciated during the year ended July 31, 2008, coupled with no new purchases of on-site lab equipment during the first six months of the current year and sale of used equipment.

Cost of goods sold during the six months ended January 31, 2009 were $0 as compared to $9,032 during the six months ended January 31, 2008, a decrease of $9,032 or 100%. The decrease in cost of goods sold was primarily the result of the licensing OptiChem(R) coating production to others.

As a result of the above factors, loss from operations for the six months ended January 31, 2009 was $294,909 as compared to a loss of $897,384 during the six months ended January 31, 2008, a decrease of losses of $602,475 or 67.1%.

Investment and dividend income during the six months ended January 31, 2009 was $14,068 as compared to $36,278 during the six months ended January 31, 2008 a decrease of $22,210 or 61.2%. Interest income decreased as a result of decreased interest rates and the amounts of cash held by the Company.

An unrealized holding loss on investments held in the deferred compensation trust for the six months ended January 31, 2009 was $97,588 as compared to a loss of $18,019 for the six months ended January 31, 2008, an increased loss of $79,569. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

Gain on the sale of equipment was $0 during the six months ended January 31, 2009 as compared to $51,761 during the six months ended January 31, 2008. The gain on the sale of equipment was the result of the sale of used microarray printers.

As a result of these factors, net loss for the six months ended January 31, 2009 was $378,429 as compared to $827,364 during the six months ended January 31, 2008, a decreased loss of $448,935 or 54.3%.

Capital Resources and Liquidity

At January 31, 2009, as compared to July 31, 2008, cash and cash equivalents decreased by $246,243 from $1,233,100 to $986,857, or approximately 20% and the Company's working capital decreased $177,624 or 16.1% from $1,103,872 to $926,248. During the same period, shareholders' equity decreased from $4,412,971 to $4,160,850.

The net cash used in operating activities was $148,573 during the six months ended January 31, 2009 compared to cash used in operating activities of $460,919 during the six months ended January 31, 2008. The principal elements that gave rise to the decrease of cash used in operating activities were a decrease in the net loss of $448,935, a decrease in liabilities and deferred revenue that consists of: accounts payable of $35,513; deferred revenue of $15,145 and deferred compensation of $49,388.

Our primary use of capital has been for the research and development of the BACcel(TM) system. The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and the sale of equity securities. Notwithstanding our investments in research and development, there can be no assurance that BD will exercise their Exclusive License, that the BACcel(TM) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with our existing cash balance, additional issuance of equity or debt securities and/or the exercise of the BD Exclusive License or a capital infusion from potential partners in the development of the BACcel(TM) system. If we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of January 31, 2009. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2009.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Not Applicable.

Item 1A. Risk Factors

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Annual Meeting of the Company's Shareholders was held on December 18, 2008. The matters considered at the meeting were:

a) The election of Thomas V. Geimer, A. Alexander Arnold III, and Charles E. Gerretson to the Company's Board of Directors;

b) To ratify the selection of Comiskey & Company, P.C. as the independent public accountants of the Company for the fiscal year ending July 31, 2009.

     Each of the nominees was elected to the Board of Directors and Comiskey & Company, P.C. were ratified as the Company's independent public accountants.

     The votes cast at the annual meeting upon the matters considered were as follows:

                                            For                  Withhold
                                            ---                  --------
     Election of Directors

        Thomas V. Geimer                 6,969,558                 91,961
        A. Alexander Arnold III          7,041,052                 20,467
        Charles E. Gerretson             7,026,350                 35,169


     A. Alexander Arnold III subsequently resigned as a member of the Board of Directors and John Kucera was appointed a director to fill the vacancy.

     Ratification of Comiskey & Company, P.C. as the independent registered public accountants firm of the Company for the fiscal year ending July 31, 2009.


                                  For                Against            Withhold
                                  ---                -------            --------
                                6,968,963              79,908            12,648


Item 5. Other Information
-------------------------

None.

Item 6. Exhibits
----------------

a) Exhibits:

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

Dated:  March 16, 2009                     ACCELR8 TECHNOLOGY CORPORATION




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