Form 10-Q
period 2009-04-30
ACCELR8 TECHNOLOGY CORP
filed 2009-06-15
CIK 727207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009
                               --------------
or

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

                                      INDEX
                                                                            Page
                                                                            ----

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Balance Sheets April 30, 2009 (unaudited) and
          July 31, 2008                                                       3

          Condensed Statements of Operations for the
          three and nine months ended April 30, 2009
          and 2008 (unaudited)                                                4

          Condensed Statements of Cash Flows for the
          nine months ended April 30, 2009 and 2008
          (unaudited)                                                         5

          Notes to Unaudited Condensed Financial Statements                6-11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       11-20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         21

Item 4.   Controls and Procedures                                            21


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  21

Item 1A.  Risk Factors                                                       21

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        21

Item 3.   Defaults Upon Senior Securities                                    21

Item 4.   Submission of Matters to a Vote of Security Holders                22

Item 5.   Other Information                                                  22

Item 6.   Exhibits                                                           22


SIGNATURES                                                                23-28
CERTIFICATION OF OFFICERS


                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                              Accelr8 Technology Corporation
                                 Condensed Balance Sheets
                                          ASSETS

                                                             April 30, 2009   July 31, 2008
                                                             --------------   -------------
                                                              (Unaudited)

Current assets:
Cash and cash equivalents                                     $    978,901    $  1,233,100
Accounts receivable                                                      0           6,334
Inventory                                                           69,395          97,268
Prepaid expenses and other current assets                           37,920          39,338
                                                              ------------    ------------
Total current assets                                             1,086,216       1,376,040

Property and equipment, net                                         20,340          37,398

Investments, net                                                 1,072,231       1,067,327


Intellectual property, net (Note 3)                              3,203,665       3,346,701
                                                              ------------    ------------

Total assets                                                  $  5,382,452    $  5,827,466
                                                              ============    ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                              $    125,604    $    133,628
Accrued compensation and other liabilities                          26,765          25,889
Deferred revenue (see Note 8)                                      118,979         112,651
                                                              ------------    ------------
Total current liabilities                                          271,348         272,168

Long-term liabilities:

Deferred compensation                                            1,128,482       1,142,327
                                                              ------------    ------------
Total liabilities                                                1,399,830       1,414,495
                                                              ------------    ------------

Commitments and Contingencies

Shareholders' equity
Common Stock, no par value; 14,000,000 shares authorized;
10,226,210 shares issued and outstanding                        13,803,820      13,803,820
Contributed capital                                              1,079,593         922,586
Accumulated (deficit)                                          (10,627,191)    (10,039,835)
Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                              ------------    ------------
Total shareholders' equity                                       3,982,622       4,412,971
                                                              ------------    ------------

Total liabilities and shareholders' equity                    $  5,382,452    $  5,827,466
                                                              ============    ============



                             Accelr8 Technology Corporation
                           Condensed Statements of Operations
               For the Three and Nine Months ended April 30, 2009 and 2008
                                       (Unaudited)

                               3 Months Ended April 30         9 Months Ended April 30
                                 2009            2008            2009            2008
                             ------------    ------------    ------------    ------------

Revenues:
OptiChem(R) revenues         $     28,527    $          0    $     43,672    $     53,642
Technical development fees        300,000               0         900,000               0
Option fees                             0          54,545               0         100,000
Royalties                               0           6,352               0           6,352


License fees (see Note 8)        (50,000)               0               0         100,000
                             ------------    ------------    ------------    ------------
Total Revenues                    278,527          60,897         943,672         259,994
                             ------------    ------------    ------------    ------------

Costs and expenses:
Research and development          209,921         153,722         564,299         674,897
General and administrative        224,203         201,704         688,380         609,989
Amortization                       61,936          60,404         185,233         182,141
Marketing and sales                 2,524           1,356           9,353          10,499
Depreciation                        5,686          12,036          17,058          39,146
Cost of sales                           0               0               0           9,032
                             ------------    ------------    ------------    ------------
Total costs and expenses          504,270         429,222       1,464,323       1,525,704
                             ------------    ------------    ------------    ------------

Loss from operations             (225,743)       (368,325)       (520,651)     (1,265,710)
                             ------------    ------------    ------------    ------------


Other income:
Gain (loss) sale of
equipment                               0               0               0          51,761
Interest and dividend
income                              2,394          16,720          16,460          52,999
Unrealized gain (loss) on
investments                        14,422         (19,163)        (83,165)        (37,181)
                             ------------    ------------    ------------    ------------
Total other income                 16,816          (2,443)        (66,705)        (67,579)
                             ------------    ------------    ------------    ------------

Net loss                     $   (208,927)   $   (370,768)   $   (587,356)   $ (1,198,131)
                             ============    ============    ============    ============

Net loss per share:
Basic and diluted net loss
per share                    $       (.02)   $       (.04)   $       (.06)   $       (.12)
                             ============    ============    ============    ============

Weighted average shares
outstanding                    10,226,210      10,096,586      10,226,210      10,012,736
                             ============    ============    ============    ============



                       Condensed Statements of Cash Flows
                For the Nine Months Ended April 30, 2009 and 2008
                                   (Unaudited)

                                                         2009           2008
                                                     -----------    -----------


Cash flows from operating activities:
Net loss                                             $  (587,356)   $(1,198,131)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation                                              17,058         39,146
Amortization                                             185,233        182,141
Fair value of stock options granted for services         157,007         67,335
Unrealized holding (gain) loss on investments             83,165         37,181
Reinvested earnings - interest and dividends             (13,071)       (27,601)
(Gain) on sale of fixed assets                                 0        (51,761)

(Increase) decrease in assets:
Accounts receivable                                        6,334          5,625
Inventory                                                 27,873          8,995
Prepaid expense and other                                  1,419        (10,281)
Increase (decrease) in liabilities:
Accounts payable                                          (8,022)        13,000
Accrued liabilities                                          876        (15,788)
Deferred revenue                                           6,328         69,831
Deferred compensation                                    (13,846)        49,412
                                                     -----------    -----------
Net cash (used in) operating activities                 (137,002)      (830,896)
                                                     -----------    -----------

Cash flows from investing activities:
Sales proceeds - fixed assets                                  0         70,000

Purchases of equipment and patents                       (42,197)       (81,013)
Contribution to deferred compensation trust              (75,000)       (75,000)
                                                     -----------    -----------
Net cash used in investing activities                   (117,197)       (86,013)
                                                     -----------    -----------

Cash flows from financing activities:
Sale of Common Stock & warrants                                0        800,000
                                                     -----------    -----------
Net cash provided by financing activities                      0        800,000
Decrease in cash and cash equivalents                   (254,199)      (116,909)

Beginning balance                                      1,233,100      1,393,669
                                                     -----------    -----------

Ending balance                                       $   978,901    $ 1,276,760
                                                     ===========    ===========


                                        5

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and nine months ended April 30, 2009 may not be indicative of the results of operations for the year ended July 31, 2009.

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

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at April 30, 2009 and July 31, 2008. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

Note 4. Intellectual Property

Intellectual property consisted of the following:

                                               April 30, 2009      July 31, 2008
                                               --------------      -------------

OptiChem(R) Technologies                         $ 4,454,538        $ 4,454,538
Patents                                              453,829            411,632
Trademarks                                            49,019             49,019
                                                 -----------        -----------
Total intellectual property                        4,957,386          4,915,189
Accumulated amortization                          (1,753,721)        (1,568,488)
                                                 ===========        ===========
Net intellectual property                        $ 3,203,665        $ 3,346,701
                                                 ===========        ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $185,233 and $182,141, respectively, for the nine months ended April 30, 2009 and 2008.

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

On November 24, 2007 the Company extended its non-exclusive Slide H license to Schott Jenaer Glas GmbH ("Schott") for three additional years, to expire on November 23, 2010. Terms of the extended license are similar to those of the original license, with total up-front payment of $100,000 of which $50,000 represents a license fee and $50,000 represents prepaid royalties. Schott will continue to pay royalties of 6% of net sales for Slide H sales. On January 9, 2009 the Company extended the non-exclusive Slide H license for one additional year, from November 24, 2010 to November 24, 2011, for which we received $50,000 in prepayment with royalties continuing at the 6% rate.

The Company had also granted another royalty-bearing license to Schott for Streptavidin slides (Slide HS) for two years, which expired on December 31, 2008. Up-front payment totaled $100,000 with $50,000 for a license fee and $50,000 in prepaid royalties, with a royalty rate of 8%. We then extended a limited non-exclusive Slide HS license to coincide with that for Slide H, to jointly expire no later than November 24, 2011. The royalty rate will continue at 8%.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%). Royalties of $1,881 and $2,673 were earned during the three months and nine months period, respectively, ended April 30, 2009.

Note 6. Employee Stock Based Compensation

On April 30, 2009, there were Common Stock options outstanding at prices ranging from $1.45 to $4.50 with expiration dates between May 6, 2009 and October 28, 2018. For the three months ended April 30, 2009 and 2008, stock options exercisable into 1,105,000 and 1,187,500 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended April 30, 2009 and 2008, the Company accounted for stock based compensation to employees and directors using SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, we apply the standard to new awards, and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the unvested portion of awards outstanding as of the effected date of SFAS 123R are recognized as compensation expense as the requisite service is rendered after the required effective date.

The fair value of options granted under the stock option agreements and stock-based compensation plans are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months and nine months ended April 30, 2009 and April 30, 2008: no dividend yield; risk free interest rate of 4% to 5%; expected life of 3-10 years; and expected volatility of 66% to 51%. The weighted average remaining contractual life of options outstanding at April 30, 2009 and 2008 was 4.50 and 4.11 years, respectively.

As of April 30, 2009, the total unrecognized share-based compensation cost related to unvested stock options was approximately $25,144. For the nine-month periods ended April 30, 2009 and April 30, 2008, the Company recognized $30,699 and $29,527 and for the nine-month periods ended April 30, 2009 and April 30, 2008 the Company recognized $157,007 and $67,335 in stock based compensation costs related to the issuance of stock options to employees. This cost was calculated in accordance with SFAS No. 123R and is reflected in the Company's operating expenses.

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

Note 8: Reclassifications

Certain items of revenue have been reclassified in the current financial statements to correct revenue classification. These changes have no effect on the financial statements as previously reported.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, BD will exercise the Exclusive License, the Company will be successful in the development of the BACcel(TM) system, the Company will have sufficient capital to complete the development of the BACcel(TM) system and to continue operations, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the quarter ended January 31, 2008, we placed two development systems in outside academic research facilities. One system is in the Denver Health Medical Center. The other is in Barnes-Jewish Hospital, St. Louis. The outside investigators are using the systems for technical validation of the analytical methods. These investigators have presented their findings at the annual meetings of the American Society for Microbiology (ASM) in May, 2008 and May, 2009. They also presented their research results at the Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in September, 2008.

In the quarter ended April, 2009 the Denver Health researchers received a notice of a grant (a Team Science Award) from the Colorado Clinical and Translational Sciences Institute of the University of Colorado Denver (CCTSI) to apply Accelr8's system in a prospective infection surveillance trial with critically ill patients at risk of acquiring ventilator-associated pneumonia. Denver Health continues to seek additional grants to apply the BACcel (TM) platform.

We intend to continue making technical presentations concerning our research results to the clinical community for the remainder of 2009 and beyond. Research collaborators at Denver Health and Barnes-Jewish may continue to contribute to these presentations.

During the quarter ended April 30, 2009, we also continued scale-up and expansion of our proprietary antibody development. We have now developed more advanced and more mature polyclonal IgY antibodies against Staphylococcus aureus and Pseudomonas aeruginosa at the species level, and against the Acinetobacter baumannii complex of clinically relevant genomospecies. The mature antibodies have demonstrated high levels of sensitivity and specificity. We have also initiated a pilot project for developing monoclonal antibodies, which are desirable for production scaleup if they sustain high performance. These materials provide support for BACcel(TM) system development, outside research collaborations, and additional test development. We have also initiated development of secondary indicators and selective media to augment the antibodies in robust identification methods.

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

On March 18, 2009 the Company received a notice from the staff (the "Exchange Staff") of Alternext indicating that the Exchange Staff granted a listing extension on the basis of the plan submitted by the Company to regain compliance with listing standards by July 6, 2010. Specifically, the Company has shown how it plans to regain compliance with Section 1003 (a)(iii) of the Company Guide with objectives to include stockholders' equity to equal or exceed $6,000,000 and for continuing operations and net income to reverse from losses sustained in its five most recent fiscal years. The Company is subject to periodic review by the Exchange to determine whether it is making progress consistent with the Plan.

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

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED APRIL 30, 2009 COMPARED TO THREE MONTHS ENDED APRIL 30, 2008.

During the three months ended April 30, 2009, OptiChem(R) revenues were $28,527 as compared to $0 during the three month period ended April 30, 2008, an increase of $28,527. The increase was due to the licensing of the production of slides to others while retaining a royalty interest only.

Technical development fees during the three-month period ended April 30, 2009 were $300,000 as compared to $0 during the three-month period ended April 30, 2008, an increase of $300,000. Technical development fees were received as a result of the Research and Option Agreement with BD entered into in May 2008.

There were option fees of $0 during the three months ended April 30, 2009 compared to $54,545 during the three months ended April 30, 2008, an increase of $54,545. This was the result of receiving an option payment from Becton Dickinson & Company. The amount represents the earned portion of such option contract during the three months ended April 30, 2008.

The license fees for the three months ended April 30, 2009 were $(50,000) as compared to $0 during the three months ended April 30, 2008. The decrease in license fees was the result of the reclassification of license fees to deferred revenue.

Research and development expenses for the three months ended April 30, 2009 were $209,921 as compared to $153,722 during the three months ended April 30, 2008, an increase of $56,199 or 36.6%. This increase was primarily due to increased direct supply costs related to the development of the BACcel(TM) system.

During the three months ended April 30, 2009, general and administrative expenses were $224,203 as compared to $201,704 during the three months ended April 30, 2008, an increase of $22,499 or 11.1%. The increase was primarily due to increases in consulting and salary expenses.

The increase in amortization was negligible for the three months ended April 30, 2009 as compared to the three month period ended April 30, 2008.

Marketing and sales expenses for the three months ended April 30, 2009 were $2,524 as compared to $1,356 during the three months ended April 30, 2008, an increase of $ 1,168 or 86.2%. The increase was primarily due to expenses related to presentations at scientific conferences.

Depreciation for the three months ended April 30, 2009 was $5,686 as compared to $12,036 during the three months ended April 30, 2008, a decrease of $6,350 or 52.7%. The decreased depreciation was the result of some assets becoming fully depreciated, coupled with no new purchases of on-site lab equipment during the quarter ended April 30, 2009.

As a result of the above factors, loss from operations for the three months ended April 30, 2009 was $225,743 as compared to a loss of $368,325 during the three months ended April 30, 2008, a decreased loss of $142,582 or 33.3%.

Interest and dividend income during the three months ended April 30, 2009 was $2,394 as compared to $16,720 during the three months ended April 30, 2008, a decrease of $14,326 or 85.7%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended April 30, 2009 was $14,422 as compared to an unrealized gain of $19,163 during the three months ended April 30, 2008, an increased gain of $4,741. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended April 30, 2009 was $208,927 as compared to $370,768 during the three months ended April 30, 2008, a decreased loss of $161,841 or 43.7%.

CHANGES IN RESULTS OF OPERATIONS: NINE MONTHS ENDED APRIL 30, 2009 COMPARED TO NINE MONTHS ENDED APRIL 30, 2008.

During the nine months ended April 30, 2009, OptiChem(R) revenues were $43,672 as compared to $59,994 during the nine month period ended April 30, 2008, a decrease of $16,322 or 27.2%. The decrease was due to the licensing of the production of slides to others while retaining a royalty interest only.

Technical development fees during the nine-month period ended April 30, 2009 were $900,000 as compared to $0 during the nine-month period ended April 30, 2008, an increase of $900,000. Technical development fees were received as a result of the Research and Option Agreement with BD entered into in May 2008.

Option fees during the nine months ended April 30, 2009 were $0 as compared to $100,000 during the nine months ended April 30, 2008, a decrease of $100,000 or 100%. The option fee for the nine months ended April 30, 2009 consisted of option fees from Becton Dickinson & Company.

License fees during the nine months ended April 30, 2009 were $0 as compared to $100,000 during the nine months ended April 30, 2008, a decrease of $100,000 or 100%. The license fees during the nine months ended April 30, 2009 were the result of an extension of the existing License Agreement entered into with Schott Jenaer Glas GmbH to produce and sell the Company's technology on coated OptiChem(R) Slide H. The license was extended to cover November 24, 2010 to November 24, 2011.

Research and development expenses for the nine months ended April 30, 2009 were $564,299 as compared to $674,897 during the nine months ended April 30, 2008, a decrease of $110,598 or 16.4%. This decrease was primarily due to decreased consulting/engineering fees related to the development of the BACcel(TM) platform.

During the nine months ended April 30, 2009, general and administrative expenses were $688,380 as compared to $609,989 during the nine month period ended April 30, 2008, an increase of $78,391 or 12.9%. The increase was primarily due to increases in legal costs, corporate and shareholder expenses, salaries and consulting fees.

Marketing and sales expenses for the nine months ended April 30, 2009 were $9,353 as compared to $10,499 during the nine months ended April 30, 2008, a decrease of $1,146 or 10.9%. The decrease was primarily due to timing of expenses related to presentations at scientific conferences.

Depreciation for the nine months ended April 30, 2009 was $17,058 as compared to $39,146 during the nine months ended April 30, 2008, a decrease of $22,088 or 56.4%. The decreased depreciation was the result of some assets becoming fully depreciated, coupled with no new purchases of on-site lab equipment during the first nine months of the current year.

The increase in amortization was negligible for the nine months ended April 30, 2009 as compared to the nine month period ended April 30, 2008.

Cost of goods sold during the nine months ended April 30, 2009 were $0 as compared to $9,032 during the nine months ended April 30, 2008, a decrease of $9,032 or 100%. The decrease in cost of goods sold was primarily the result of the licensing OptiChem(R) coating production to others.

As a result of the above factors, loss from operations for the nine months ended April 30, 2009 was $520,651 as compared to a loss of $1,265,710 during the nine months ended April 30, 2008, a decreased loss of $745,059 or 58.9%.

Investment and dividend income during the nine months ended April 30, 2009 was $16,460 as compared to $52,999 during the nine months ended April 30, 2008 a decrease of $36,539 or 68.9%. Interest income decreased as a result of decreased interest rates and the amount of cash held by the Company.

An unrealized holding loss on investments held in the deferred compensation trust for the nine months ended April 30, 2009 was $83,165 as compared to a loss of $37,181 for the nine months ended April 30, 2008, an increased loss of $45,984 or 123.7%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the nine months ended April 30, 2009 was $587,356 as compared to $1,198,131 during the nine months ended April 30, 2008, a decreased loss of $610,775 or 50.9%.

Capital Resources and Liquidity

At April 30, 2009, as compared to July 31, 2008, cash and cash equivalents decreased by $254,199 from $1,233,100 to $978,901, or approximately 20.6% and the Company's working capital decreased $289,004 or 26.2% from $ 1,103,872 to $814,868. During the same period, shareholders' equity decreased by $430,349 from $4,412,971 to $3,982,622, or approximately 9.8%.

The net cash used in operating activities was $137,002 during the nine months ended April 30, 2009 compared to cash used in operating activities of $830,896 during the nine months ended April 30, 2008. The principal elements that gave rise to the decrease of cash used in operating activities were a decrease in the net loss of $610,775 and a decrease in accounts payable of $8,022.

The net cash provided by financing activity was $0, during the nine months ended April 30, 2009, compared to cash provided by financing activities during the nine months ended April 30, 2008 of $800,000. The cash provided by financing activities during the nine months ended April 30, 2008 was the result of the sale of shares of our Common Stock to accredited investors of an aggregate of $800,000.

Our primary use of capital has been for the research and development of the BACcel(TM) system. The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and the sale of equity securities. Notwithstanding our investments in research and development, there can be no assurance that BD will exercise their Exclusive License option, that the BACcel(TM) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe our capital requirements will continue to be met with our existing cash balance, additional issuance of equity or debt securities and/or the exercise of the BD Exclusive License option or a capital infusion from potential partners in the development of the BACcel(TM) system. If BD does not exercise the option for the Exclusive License or if we are unable to realize any revenues from our products, we will require additional funds from other sources to continue operations. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.

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

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of April 30 , 2009. Based on that evaluation, Mr. Geimer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2009.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Not Applicable.

Item 1A. Risk Factors
---------------------

An investment in the Company involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed under the heading "Risk Factors" in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

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

Dated:  June 15, 2009                      ACCELR8 TECHNOLOGY CORPORATION



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