Form 10-K
period 2009-07-31
ACCELR8 TECHNOLOGY CORP
filed 2009-11-13
CIK 727207

FORM 10-K
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                    For the fiscal year ended: July 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to ________________

                         Commission file number 0-11485

                         ACCELR8 TECHNOLOGY CORPORATION
                         ------------------------------
                (Name of Registrant as Specified in its Charter)

               Colorado                                 84-1072256
               ---------                                ----------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

              7000 North Broadway, Building 3-307, Denver, CO 80221
              -----------------------------------------------------
                    (Address of principal executive offices)

                  Registrant's telephone number: (303) 863-8088

          Securities registered pursuant to Section 12(b) of the Act:

(Title of class)                           Name of Exchange on which registered
----------------                           ------------------------------------
Common Stock, no par value                 NYSE Amex Equities

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. [X] Yes [ ] No

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
229.405 of this Chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer" and "small reporting company" Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]
Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a small reporting company) Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The Registrant's revenues for the fiscal year ended July 31, 2009 were $1,269,886.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 30, 2009 was approximately $22,065,113 based upon the last reported sale on that date. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of October 26, 2009 was 10,226,210.

Documents incorporated by reference: None

                                TABLE OF CONTENTS





FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, as defined below, intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company's operating expenses will not materially increase, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, as disclosed elsewhere in this Annual Report, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

     Before our acquisition of the OpTest portfolio of technologies, we provided software tools and consulting services for system modernization solutions for Digital Equipment Corporation's VMS legacy systems. On July 30, 2004, we completed the sale of the assets related to the software business.

Business Strategy

     Our vision is to develop and commercialize an innovative, integrated system to rapidly identify bacteria and their mechanisms of antibiotic resistance in critically ill patients. Our business strategy for primary products in vertical markets is to prove the validity of our technology and recruit an industry leader as a commercial partner or licensee. We also plan to spin off specific OEM technology components through additional licensed applications that do not compete with our platform licensees.

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

     Further, switching to adequate therapy as soon as the next day fails to improve outcomes. Once an infection passes a critical point, antibiotics have little to no impact on its condition.

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

     The BACcel(TM) system applies our proprietary technology to eliminate time-consuming bacterial culturing, thus eliminating the major source of delay with current testing methods. Proprietary technologies include our patented "Quantum Microbiology(TM) " analytical methods, and our patented OptiChem(R) surface coatings.

     The BACcel(TM) system uses long-accepted bacteriological testing principles, but applies our proprietary technology to adapt them to analyze live bacteria extracted directly from a patient specimen. The instrumentation uses an automated digital microscope to measure the responses of extracted live bacterial cells to various test conditions. The system analyzes thousands of these individual cells to arrive at organism identification and antibiotic resistance characteristics.

     Based on internal lab data, Management believes that the BACcel(TM) system will identify the organisms present in a patient's specimen and count the number of organisms of each type in less than 2 hours after receiving a specimen. Management believes that the BACcel(TM) system will then additionally report major categories of antibiotic resistance mechanism present for each type of organism within a total of 4-6 hours after receiving a specimen. The clinical purpose of this version is to narrow the drug choices available for initial therapy by rapidly reporting presumptive identification and major resistance types, thus ruling out antibiotic classes that are most likely to fail.

     Quantitative identification in less than 2 hours also enables near-real-time assessment of the effects of therapy, and monitoring for emerging resistance or secondary infection.

     Popular news media have reported widely about methicillin-resistant Staphylococcus aureus ("MRSA") as a multi-resistant "superbug." However, organizations such as the US Centers for Disease Control and Prevention ("CDC") and the Infectious Diseases Society of America have also identified other multi-drug resistant organisms as presenting even greater threats. They include Pseudomonas, Acinetobacter, E. coli, and Klebsiella. In the hospital intensive care unit ("ICU"), MRSA typically causes no more than about 30% of mortality from acquired infections. The other organisms account for a much higher percentage.

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

Additional Products

     In addition to BACcel(TM) system development, we have developed and out-licensed OptiChem(R) surface coatings for use in microarraying components. As a coating for analytical devices, management believes that OptiChem(R) offers superior noise rejection (non-specific binding by interfering substances) and high capacity for target binding, compared with other bio-coatings. For example, in microarraying this results in higher sensitivity and simplified sample preparation. OptiChem(R) also offers the ability to apply micro-patterns, enabling novel advanced analyzer designs. The coating is widely adaptable to virtually any base material, such as plastics, and even highly sophisticated designs can be economically scaled to high-volume production. We have licensed various OptiChem(R) microarraying coatings to SCHOTT (Germany) and NanoString
(WA). See "Sales, Licensing, and Alliances" below.

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

Research and Development

     The BACcel(TM) system includes a fixed instrument and proprietary single-use (disposable) test cassettes. Each cassette tests a single patient specimen and then must be discarded.

         We have used two laboratory prototype instruments in our development laboratory for over three years. Early in calendar 2008, we placed two additional, identical research prototype systems in collaborating research institutions: Denver Health Medical Center, and Barnes-Jewish Hospital at Washington University in St. Louis. The two institutions have replicated and extended the Company's own research using analytical methods developed by the Company. Management believes that the joint studies will continue and may be presented periodically to the relevant scientific and medical communities. Since 2006, we have made technical presentations at major national scientific and clinical congresses. We intend to continue our presentation and publication program as a permanent part of our business development program.

     In May 2008 we began a technical development project with funding from Becton, Dickinson and Company ("BD," NYSE: BDX). BD is an industry leader in manufacturing diagnostic products used in hospital laboratories for Clinical Microbiology. As part of the project agreement, BD also obtained an option to purchase a royalty-bearing global exclusive license for technology application in human infectious diseases. BD and Accelr8 defined technical milestone objectives, and subjected the BACcel(TM) technology to a milestone test in August 2009. Test results exceeded the milestone criteria. However, BD declined the option on September 24, 2009 citing reasons unrelated to platform technology performance and as result, we will not receive any further technical development fees from BD.

     In ongoing technical development, our internal technical team design the analytical methods and validate them through well-controlled experiments. Studies included comparison between standard methods and BACcel(TM) system results on well-characterized bacterial strains and clinical patient specimens.

     In addition to developing analytical methods, we develop custom antibodies for species identification. Commercial antibody sources do not exist for some of the species contained in our bacterial panels. In other cases, commercial sources cannot provide antibodies that meet our performance criteria. We believe that custom antibodies derived from this development program have added significant asset value and competitive advantages. In this program we own the antibodies and any intellectual property that may emerge as a result of our proprietary antibody development methods.

     As an example of the success of our innovative antibody development process, we have scaled up unique antibodies against Acinetobacter baumannii and Staphylococcus aureus. Acinetobacter can be one of the most highly resistant pathogens and is difficult to analyze. It often causes major outbreaks in hospitals, and has become a major problem with casualties wounded in Iraq and Afghanistan. Our novel antibody makes it possible to rapidly detect the organism using simple test kits as well as playing a key role in the BACcel(TM) system.

     We are also developing OptiChem(R) coating methods for use in BACcel(TM) cassette production. We plan to use OptiChem(R) to prevent bacteria from adhering to flow channel walls and being lost to analysis, and in a target zone to immobilize bacteria where the system's automated microscope views them.

     Academic collaborators have published research papers in scientific journals and made presentations at international professional organization meetings concerning OptiChem(R) applications and characteristics.

     During the fiscal years ended July 31, 2009 and 2008, we spent $745,927 and $880,984 respectively, on research and development activities.

Sales, Licensing, and Alliances

     The Company originally signed a licensing agreement for microarraying slides using OptiChem(R) coatings with Schott Jenaer Glas GmbH ("SCHOTT") on November 4, 2004.

     On November 24, 2008 the Company extended a non-exclusive Slide H license to SCHOTT for three additional years, to expire on November 23, 2010. The Company previously granted a royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expired on December 31, 2008.

     On October 5, 2007, the Company additionally entered into an exclusive seven-year license with NanoString Technologies, Inc. The license grants NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products.

     In addition, from time to time we may enter into other types of funded development agreements for custom OptiChem(R) coatings. Part of such relationships may include supply agreements for prototype and pilot manufacturing of the resulting products.

     Management believes that microarray substrate and other OptiChem(R) related sales will continue at or near levels experienced in the past, and that there will be nominal royalties and licensing fees with SCHOTT in the next fiscal year; however, there can be no assurance that sales will occur or that revenues will be generated.

     During the fiscal year ended July 31, 2009, total revenues from BD were $1,200,000 or 94.49% of total revenues and revenues from SCHOTT were $67,212 or 5.29% of total revenues. During the fiscal year ended July 31, 2008, total revenues from BD were $300,000 or 63.09% and total revenues from SCHOTT were $95,695 or 20.1% of total revenues.

Competition

     To the best of Management's knowledge, no other company now has a product or is developing a product intended for the same clinical application as the BACcel(TM) system. Therefore we are not aware of any actual or impending competitor. However, the industry in which we compete is subject to rapid technological changes, and we may face competition for the BACcel(TM) system.

     Publicity frequently appears in the press concerning new products for rapid bacterial identification using genes or other molecular markers ("molecular diagnostics"). Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, none of these announced technologies appears applicable to treatment decision support for active, life-threatening infections. Primary reasons include slow speed and/or inadequate accuracy. Fundamental biological limitations arise from the complexity of the majority of drug resistance mechanism expression. This complexity precludes direct interpretation of gene presence or absence and extrapolating to prescription guidance. Many new diagnostic technologies also require prior isolation of cultured colonies in order to assure accuracy. The time required to obtain such isolates prevents these technologies from serving as rapid diagnostics for treatment decision support.

     The leading companies with automated microbiological testing include Becton Dickinson (NYSE: BDX), bioMerieux (France), Dade Behring (acquired by Siemens, Germany), and Trek Diagnostics (acquired by Magellan Biosciences, private). These products provide broad-based culturing and analysis of a wide variety of bacteria. Such products require purified bacterial strains or "isolates" for analysis, which requires at least overnight culturing to produce enough organisms to test. These products then require at least one additional growth cycle as part of the test. These products use standard culturing methods, including enrichment growth and colony isolation, and therefore cannot achieve the necessary speed for the applications addressed by the BACcel(TM) system.

     Many potential competitors have greater research and development, financial, manufacturing, marketing and sales resources than we do. In addition, some potential competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Potential competitors could develop technologies and methods for materials that render the BACcel(TM) system and our technologies and methodologies less competitive. However, neither industry nor academic research sources alerted us to any development programs that address the same applications as the BACcel(TM) system.

Operations

     We own all of our laboratory equipment. We lease approximately 6,400 square feet of laboratory and administrative space. Within our laboratory facility, we constructed a cleanroom for research and development and pilot production. We believe the facility has adequate capacity to implement the current product development plan.

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

     We do not plan significant additional engineering development activity. Effectively all internal operations are now devoted to assay and antibody development.

     We have licensed to SCHOTT the right to produce microarraying slides and therefore do not perform production activities related to microarraying products.

Intellectual Property

     We rely upon a combination of patent, copyright, trademark and trade secret laws; employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect our proprietary rights. We are committed to aggressively develop a continuing stream of intellectual property and to defend our position in key technologies. As of October 26, 2009, we have 7 patents with 17 additional United States and international patent filings in progress.

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

     There can be no assurance that third parties will not assert infringement or other claims against us with respect to any existing or future products. We cannot assure you that licenses would be available if any of our technology was successfully challenged for infringement by a third party, or if it became desirable to use any third-party technology to enhance the Company's products. Litigation to protect our proprietary information or to determine the validity of any third-party claims could result in a significant expense to us and divert the efforts of our technical and management personnel, whether or not such litigation is determined in our favor.

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

     We have registered trademarks in the United States for: OptiChem(R), BACcel(TM), and Quantum Microbiology(TM) and three additional trademarks pending.

Employees and Consultants

     We have eight full-time employees and agreements with two consultants. We have not entered into any collective bargaining agreements.

Item 1A. Risk Factors

     Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Annual Report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common stock. In addition, the "Forward-Looking Statements" located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business that should be carefully evaluated prior to making a decision to invest in our securities.

     Dependence on key employees. Our success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could have a material adverse effect on our results of operations. We carry key man life insurance in the amount of $5 million on Thomas V. Geimer. The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured. There can be no assurance that the proceeds from such life insurance would be sufficient to compensate us for the loss of Mr. Geimer, and these policies do not provide any benefits to the Company if Mr. Geimer becomes disabled or is otherwise unable to render services to the Company. Further, the loss of David Howson, President of the Company, may have a material adverse effect upon the Company and its business. We believe that our continued success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our products, develop new products and to conduct our operations successfully.

     Limited revenues from our products and no assurance of future revenues. We have received limited revenue from sales based on products using our OptiChem(R) technology. We have received technical development fees in connection with our development of the BACcel(TM) system but have conducted no sales. While we have received limited revenues from sales of our OptiChem(R) products, there is no assurance that we will be successful in marketing our OptiChem(R) products in the future or will receive any revenue from such products. Further, there can be no assurance that we will be successful in marketing the BACcel(TM) system or will receive any revenues from it. Further, there is no assurance we will receive any revenues in the future. We have experienced losses from operations and negative cash flow that is likely to continue unless we are able to successfully complete the development of the BACcel(TM) system and license it to a third party for development, manufacturing, and marketing or sell it into the marketplace. If we are unsuccessful in obtaining revenue from sales of our OptiChem(R) technology or to license the BACcel(TM) system to a third party for development, manufacturing, and marketing, we will likely continue to experience losses from operations and negative cash flow as we have in the past, which may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

     Our success depends partly on our ability to successfully introduce and the market acceptance of our current and new products. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce our current and new products, including but not limited to the BACcel(TM) system or other technology based upon the intellectual property included in the BACcel(TM) system into the marketplace in a timely manner. In addition, we must continue to develop new applications for our existing technologies, including but not limited to additional commercial applications for the BACcel(TM) system proprietary technology. Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies perform as intended and are superior to other technologies and products that are currently available or may become available in the future.

     If we are unable to successfully develop new products or if the market does not accept our products, or even if we experience difficulties or delays, we may be unable to attract additional customers for our products or license our products to other strategic partners, which would seriously harm our business and future growth prospects.

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

     If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, our competitive position, our ability to complete the development of the BACcel(TM) system and future sales or license of this product or technology could suffer, which would have a material adverse effect upon the Company and its results of operations.

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

     Competition. The industry in which we compete is subject to rapid technological changes, and we do and may face competition for our products. We may also face competition from non-medical device companies, including pharmaceutical companies that may offer alternatives to our products. Many of our competitors have greater research and development, financial, manufacturing, marketing and sales resources than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods that render our technologies and methodologies less competitive. Accordingly, if competitors introduce products that are more effective than our current and proposed technologies, including but not limited to the BACcel(TM) system, it could have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

     Control by management. At October 26, 2009, our officers and directors owned or controlled of record approximately 205,913 (not including 52,532 shares to be issued to Tom Geimer that have not yet been issued) or 2.3% of the outstanding shares of our Common Stock (excluding shares held in the Rabbi Trust). If they exercise all of the options that they currently hold, they will own 878,445 (not including 52,532 shares to be issued to Tom Geimer that have not yet been issued) or 8.99% of the then outstanding shares of our Common Stock (excluding shares held in the Rabbi Trust). Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control the business and affairs of the Company, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities.

     Shares eligible for future sale. As of July 31, 2009, we had reserved 1,500,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans. As of July 31, 2009, 794,000 options had been granted pursuant to the Qualified Plan with 17,500 of these options exercised, 231,500 options that expired, leaving 137,500 available for grant and 350,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 5,000 options that expired, 50,000 that were cancelled and 55,000 available for grant. As of July 31, 2009, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired leaving 10,000 available for grant.

     As of October 26 2009, to our knowledge there were approximately 225,000 outstanding shares of our Common Stock, not held by our officers, directors or in the Rabbi Trust that are restricted securities whose restrictions have lapsed and may be sold as unrestricted securities. Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions.

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

     We need a new strategic partner to assist in developing, manufacture and taking the BACcel(TM) system to market. In May 2008 we began a technical development project with funding from BD. As part of the project agreement, BD also obtained an option to purchase a royalty-bearing global exclusive license for commercial product development, manufacturing, and marketing of the BACcel(TM) system and its technology for application in human infectious diseases. BD declined to exercise its option on September 24, 2009 and as result, we will not receive any further technical development fees from BD. We are currently seeking an alternative strategic partner to develop, manufacture and market the BACcel(TM) system, of which there can be no assurance we will be successful in finding such a strategic partner. If we are unable to locate a new strategic partner, we may be unable to complete the development of, to manufacture and to bring the BACcel(TM) system to market. Failure to obtain a strategic partner could have a material adverse effect upon the Company, its results of operations and an investment in our Common Stock.

     We have recently lost our largest source of revenues and the loss of SCHOTT could further reduce our revenue. During the fiscal year ended July 31, 2009, total revenues from BD were $1,200,00 or 94.49% of total revenues and revenues from SCHOTT were $67,212 or 5.29% of total revenues. During the fiscal year ended July 31, 2008, total revenues from BD were $300,000 or 63.09% and total revenues from SCHOTT were $95,695 or 20.1% of revenues. On September 24, 2009, BD declined to exercise its licensing option and will no longer participate in the technical development of the BACcel system. Accordingly, we will not receive revenues from BD in the future. We expect we will be reliant on SCHOTT for revenue for the foreseeable future. There can be no assurance that revenue from SCHOTT or any customer will continue at their historical levels. The loss of SCHOTT as a client or reduced license revenue from SCHOTT could have a material adverse effect on business, financial condition and results of operations.

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

     We have a single research and development facility and we may lose revenue and be unable to continue to conduct our research and development and product development activities if we lose this facility. We conduct all of our research and development and product development activities in our existing facility in Denver, Colorado. If for whatever reason we were unable to use this facility to conduct our research and development and product development activities, we would have no other means of conducting such activities until we were able to restore such capabilities at our facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities. Further, we may not be able to maintain our relationships with our licensees, customers or any future strategic development partners. While we carry a nominal amount of business interruption insurance to cover lost revenue and profits, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our licensees, customers or any future strategic development partners. The loss of facility may have a material adverse effect upon the Company and its results of operations.

     Our results of operations will be adversely affected if we fail to realize the full value of intellectual property. As of July 31, 2009, our total assets of $5,231,435 included $3,169,724 of Intellectual Property. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset. Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

     Our business strategy approach may be adversely affected by potential healthcare reform. Our vision is to develop and commercialize the BACcel(TM) system, an innovative, integrated system for rapid identification of bacterial and its antibiotic resistance in critically ill patients. Healthcare reform and the growth of managed care organizations have been considerable forces in the medical diagnostics industry and in recent political discussions. These forces continue to and are expected in the future to place constraints on the levels of overall pricing and thus could have a material adverse effect on our future profit margins of our products or the amounts that we are able to receive from third parties for the licensing of such products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our customer base. In and outside the United States, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on the use of the products we are developing and our future sales, license and royalty fees and/or profit margin.

     We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues. The BACcel(TM) system integrates several of our component products, systems and processes. For the year ended July 31, 2009, we spent $745,927 and during the fiscal year ended July 31, 2008 we spent $880,984 on research and development expenses. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel(TM) System. There can be no assurance that the BACcel(TM) system will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion. There can be no assurance that we will complete the development of the BACcel System, will bring it to market or will generate revenues from licensing or sales.

     Our future success is dependent in large part upon the successful development of the BACcel(TM) system. Our future success and profitability is dependent in large part on our successful development of the BACcel(TM) system. We have spent a significant amount of resources developing the BACcel(TM) system and there can be no assurance that we will successfully develop the BACcel(TM) system. If we are not successful in the development of the BACcel(TM) system, it would have a material adverse effect upon the Company's revenues and results of operations, it could lead to impairment of certain of our intellectual property and would likely have a material adverse effect upon the price of the our Common Stock.

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

     Compliance costs with recently enacted changes in the securities laws and regulations pursuant to the Sarbanes-Oxley Act of 2002 will increase our costs. The Sarbanes-Oxley Act of 2002 that became law in July 2002 has required changes in some of our corporate governance, securities disclosure, accounting and compliance practices. In response to the requirements of that act, the Securities and Exchange Commission and the NYSE Amex Equities have promulgated rules on a variety of subjects. Compliance with these rules as well as the Sarbanes-Oxley Act of 2002 has increased our legal, financial and accounting costs, and we expect the cost of compliance with these new rules to continue to increase and to be permanent. Further, the new rules may increase the expenses associated with our director and officer liability insurance.

     Section 404 of the Sarbanes Oxley Act of 2002 Compliance. We became subject to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") during the fiscal year ended July 31, 2009, which requires us to include management's assessment of the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting. A significant deficiency means a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

     In the event that we find material weaknesses in the future and do not adequately remedy these material weaknesses, and if we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the NYSE Amex Equities, the Securities and Exchange Commission or other regulatory authorities, which could require additional financial and management resources, could result in our delisting from the NYSE Amex Equities and could compromise our ability to run our business effectively, could cause investors to lose confidence in our financial reporting and could have a material adverse effect upon the Company and could result in a reduction in the price of our Common Stock.

     We maintain cash balances in our bank account that exceed the FDIC insurance limitation. We maintain our cash assets at a commercial bank in an amount in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At July 31, 2009 and 2008, the Company's uninsured cash balance was approximately $650,275 and $983,100, however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States Federal agencies with approximate market values of 102% of the investment. However, due to the economic downturn and the failures of several financial institutions, there is a risk that in the event of a failure at the commercial bank where we maintain our deposits, we may incur a loss of the amount of our cash balance that exceeds the insurance limitation, which would have a material adverse effect upon us and our results of operations.

     Our stock price has been volatile and may continue to be volatile; Dividend Policy. The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors." The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions taken by investors from time to time in our stock. During the fiscal year ended July 31, 2009, the closing sale price for our common stock ranged from $1.25 to $4.50 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

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

     We will require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings. We have historically relied upon our existing cash balance, revenues and capital from the sale of our securities to fund our operating losses and we expect that we will continue to incur operating losses until we are able to complete the development of the BACcel(TM) system and sell it into the marketplace or license it to a third party for its development, manufacturing and marketing. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Further, any sale of a substantial number of additional shares will cause dilution to an investment in our Common Stock and could also cause the market price of our Common Stock to decline.

     We have the authority to issue up to 14,000,000 shares of Common Stock (of which, as of October 26, 2009, 10,226,210 shares were outstanding) and to issue options and warrants to purchase shares of our Common Stock (of which 1,165,000 options and 100,000 warrants to acquire shares of our common stock were issued and outstanding). Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock.

     The Company's Independent Auditors have included a Going Concern paragraph in their opinion for our July 31, 2009 financial statements. The independent auditor's report accompanying the Company's audited July 31, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The audited July 31, 2009 consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. There can be no assurance that the Company will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would likely lose all of your investment in the Company.

     We Have Received Notice From NYSE Amex Equities For Having Stockholder Equity of less than $6 million and losses from continued operations and net losses in its five most recent fiscal years. On January 6, 2009, the Company was notified by the staff of the NYSE Amex Equities (the "Exchange"), formerly known as the NYSE Alternext US LLC and the American Stock Exchange, Inc., that the staff has determined, following a review of publicly available information, that the Company is not in compliance with Section 1003(a)(iii) of the NYSE Alternext Company Guide (the "Company Guide") in that it has stockholder equity of less than $6 million and losses from continued operations and net losses in its five most recent fiscal years. In order to maintain its listing, the Company submitted a plan on February 6, 2009 (the "Plan") advising the Exchange of action it has taken or will take, that would bring it into compliance with the continued listing standards. On March 18, 2009 the Company received a notice from the Exchange indicating that the Exchange Staff granted a listing extension on the basis of the plan submitted by the Company to regain compliance with listing standards by July 6, 2010. The Company is subject to periodic review by the Exchange to determine whether it is making progress consistent with the Plan. If the Company does not maintain compliance with the Plan, if the Plan is reviewed by the Exchange and it determined the Company is not making progress pursuant to the Plan or if the Company does meet the stockholder equity of more than $6 million by July 6, 2010, it will likely receive notice of delisting from the Exchange, which notice may be appealed at that time. There can be no assurance the Company will be able to maintain its listing on the Exchange, which may have a material adverse effect upon the Company and the price of its shares of Common Stock.

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

Item 1B. Unresolved Staff Comments.

     Not Applicable.

Item 2. Property

     We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221. The monthly rent and utilities average approximately $6,000 per month. The lease expires on September 30, 2010. Management believes this facility is suitable and adequate for its current operations.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted by the Company to a vote of our security holders through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     On October 9, 2003, the Company's common stock began trading on the American Stock Exchange under the trading symbol AXK. On October 1, 2008, NYSE Euronext completed acquisition of the American Stock Exchange and was integrated with Alternext European small-cap exchange and renamed NYSE Alternext U.S. In March 2009, NYSE Alternext U.S. was rebranded as NYSE Amex Equities.

     The table set forth below presents the range, of the high and the low sales price per share of Common Stock for the past two years on a quarterly basis as quoted by the NASDAQ.

                  Quarter Ended            High        Low
                  ------------------------------------------

                  Fiscal 2009
                  -----------
                  October 31, 2008         $4.50      $2.05
                  January 31, 2009         $3.90      $1.83
                  April 30, 2009           $2.43      $1.25
                  July 31, 2009            $3.62      $1.53

                  Fiscal 2008
                  -----------
                  October 31, 2007         $3.80      $1.90
                  January 31, 2008         $4.97      $3.30
                  April 30, 2008           $4.50      $3.81
                  July 31, 2008            $5.11      $3.70

     The closing price for our Common Stock on October 26, 2009 was $1.26. On October 26, 2009, the Company had approximately 263 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. The Company believes that there are approximately 1,600 beneficial owners of its Common Stock.

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. To date, no dividends have been declared by the Board of Directors, nor does the Board of Directors anticipate declaring and paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

     The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K. The selected financial data as of July 31, 2009 and 2008 and for each of the two years in the period ended July 31, 2009 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-K. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                      Year Ended July 31
Statement of Operations Data:                         2009         2008
                                                      ----         ----
                                   (In thousands, except per share data)

Total Revenue                                       $1,270         $475
                                         -------------------------------
Loss from operations                                 $(679)     $(1,730)
                                         -------------------------------
Weighted average shares outstanding             10,226,210   10,059,717
Basic and diluted net loss per share                $(0.07)      $(0.17)

Balance Sheet Data:                                   2009         2008
                                                      ----         ----
(In thousands)
Working capital                                       $785       $1,104
Current assets                                         943        1,376
Current liabilities                                    158          272
Total assets                                         5,231        5,827
Total liabilities                                    1,337        1,414
Shareholders' equity                                $3,894       $4,413

Item 7. Management's Discussion and Analysis and Results of Operation

Overview

     On January 18, 2001, Accelr8 purchased the OpTest portfolio of technology assets and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem(R)) and quantitative instrument (QuanDx). Our proprietary surface chemistry and its quantitative instruments support rapid assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare agents. The Company sells advanced microarray slides coated with its proprietary OptiChem(R) activated surface chemistry for use in academic research, drug discovery and molecular diagnostics. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. This property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

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

     On December 21, 2006, the Company and SCHOTT entered into an agreement for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides (the "Slide HS Agreement"). The Slide HS Agreement granted SCHOTT the right to manufacture and market Streptavidin coated microarray slides for 2 years through December 31, 2009. In connection with the Slide HS Agreement, SCHOTT paid the Company a $50,000 license fee and $50,000 prepaid royalty payment.

     On November 24, 2007, the Company and SCHOTT extended the non-exclusive Slide H license for three more years, to expire on November 23, 2010 for an aggregate payment of $100,000. Of this, $50,000 was for a prepaid license and $50,000 for prepaid royalties. In December 2008 the Company agreed to extend SCHOTT's non-exclusive Slide H for one additional year, ending November 24, 2011 and continuing the same terms. SCHOTT paid the Company $50,000 in prepaid royalties.


     During the fiscal year ended July 31, 2009, deferred revenues of $67,212 in prepaid royalties by SCHOTT were recognized.

     The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2008. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%). During the fiscal year 2009, deferred revenues recorded were $2,673.

     On May 22, 2008, the Company and Becton, Dickinson and Company ("BD") entered into a Research and Option Agreement (the "Agreement").

     The Agreement provided for the establishment of a research program from the date of the Agreement until September 30, 2009 whereby BD funded certain research work by the Company relating to the Company's BACcel(TM) rapid diagnostics platform (the BACcel(TM) Platform"). The research program included mutually agreed upon milestones to support BD's product development planning. Under the terms of the Agreement, in connection with the research program, the Company received certain periodic payments from BD between the date of the Agreement and July 1, 2009.

     The Agreement also granted BD an option to acquire for an upfront payment and product-delivered royalties an exclusive license (the "Exclusive License") from the Company for certain know-how and patent rights relating the BACcel(TM) Platform. Upon termination of the option and the technical development project subsequent to successful milestone completion, Accelr8 received a non-exclusive license from BD for certain intellectual property.

     Pursuant to the Agreement, from the effective date of the Agreement until BD declined to exercise its licensing option on September 24, 2009, the Company agreed not to engage in or participate in any discussions or negotiations with parties other than BD for the joint development of, licensing of or intellectual property relating to the BACcel(TM) Platform for application to human infectious diseases.

     The Company is currently in discussions with alternative commercialization prospects and is seeking a new strategic partner to assist in developing, manufacture and taking the BACcel(TM) system to market.

     Subject to the receipt of capital, during the fiscal year ending July 31, 2010 we intend to continue technical validation of the BACcel(TM) system methods, continue field studies including pilot clinical studies at Denver Health and Barnes-Jewish Hospital, continue to publish the results of internal and collaborative studies, and seek a strategic partner or licensee for BACcel(TM) product commercialization.

Changes in Results of Operations: Year ended July 31, 2009 compared to year ended July 31, 2008

     Technological development fees were $1,200,000 for the year ended July 31, 2009 as compared to $200,000 for the year ended July 31, 2008, a increase of $1,000,000 or 500%. The technological development fees are the result of the Development Agreement with BD that terminated on September 30, 2009.

     OptiChem(R) slide revenues for the year ended July 31, 2009 were $69,886 as compared to $75,520 for the year ended July 31, 2008, resulting in a decrease of $5,634, or 7.46%. The decrease in OptiChem(R) revenues was primarily due to a decrease in custom slide services to customers other than SCHOTT or NanoString. Sales of SCHOTT's Slide H increased 53% from 2008 to 2009.

     License fees for the year ended July 31, 2009 were $0 as compared to $100,000 during the fiscal year ended July 31, 2008. The decrease in license fees was primarily the result of the changes in the licencing agreement for slide H to SCHOTT. Option fees for the year ended July 31, 2009 were $0 as compared to $100,000 during the fiscal year ended July 31, 2008. The option fee was the result of an option by BD to enter into the technical development agreement in March 2008.

     Cost of sales for the year ended July 31, 2009 were $0 compared to $9,649 during the year ended July 31, 2008. This decrease was due to a decrease in sales of custom slides. The cost of sales as a percentage of OptiChem(R) revenues was 0% for the year ended July 31, 2009 as compared to 12.8% for the year ended July 31, 2008.

     Research and development expenses for the year ended July 31, 2009, were $745,927 as compared to $880,984 during the year ended July 31, 2008, a decrease of $135,057 or 15.33%. This decrease was primarily the result of reductions in salaries to research and development staff from $336,390 to $279,501 during the year ended July 31, 2009, a decrease of $56,889 or 16.91%, an increase in expenditures to support outside clinical research laboratories to $78,257 for the year ended July 31, 2009 from $19,427 for the year ended July 31, 2008, an increase of $58,830 or 302.83%. The increase in outside laboratory expenditures was primarily the result of increased expenses related to the testing of the BACcel(TM) system by outside research institutions.

     General and administrative expenses for the year ended July 31, 2009 were $919,706 as compared to $1,001,284 during the year ended July 31, 2008, a decrease of $81,578 or 8.15%. The following summarizes the major components of the changes:

                                                                      Increase
                                                  2009         2008  (Decrease)
                                            -----------------------------------
     Audit and Accounting                      $49,452      $53,983    $(4,531)

     Consulting Fees                           209,577      284,499    (74,922)

     Corporate and Shareholder                  81,701       80,381       1,320

     Corporate Insurance                        32,268       15,435      16,833

     Deferred Compensation                      36,509       39,777     (3,268)

     Employee Benefits                          81,596       74,432       7,164

     Payroll Taxes                              39,324       57,404    (18,080)

     Salaries                                  318,231      314,694       3,537

     Travel                                      2,456        1,778         678

     Legal                                      18,000       25,782     (7,782)

     Other General Administrative Expenses      50,592       53,119     (2,527)
                                            -----------------------------------
                                              $919,706   $1,001,284   $(81,578)

     The decrease in consulting fees of $74,922 was primarily due to a decrease in expenses incurred as a result of the issuance of stock options.

     The increase in amortization of $4,301 for the year ended July 31, 2009 was negligible.

     Depreciation for the year ended July 31, 2009 was $22,743 as compared to $51,182 during the year ended July 31, 2008 a decrease of $28,439 or 55.56%. The decreased depreciation was primarily due to equipment becoming fully depreciated.

     Marketing and sales expenses were $13,284 for the year ended July 31, 2009 as compared to $17,005 during the year ended July 31, 2008, a decrease of $3,721 or 21.88%. The decrease was primarily the result of reduced travel and trade show expenses.

     As a result of these factors, loss from operations for the year ended July 31, 2009 was $679,119 as compared to a loss of $1,727,628 for the year ended July 31, 2008, a decreased loss of $1,048,509 or 60.1%.

     Interest and dividend income for the year ended July 31, 2009 was $18,328 as compared to $63,075 for the year ended July 31, 2008, a decrease of $44,747 or 70.9%. The decrease was due to lower interest rates earned on our cash balances and lower cash balances in our accounts.

     Unrealized loss on marketable securities held in the deferred compensation trust for the year ended July 31, 2009 was $53,406 as compared to an unrealized loss of $69,590 during the year ended July 31, 2008. The decreased unrealized loss was a result of market fluctuations on the securities that are held in the deferred compensation trust.

     Miscellaneous Other Income was $0 for the year ended July 31, 2009 as compared to $53,801 for the year ended July 31, 2008. The decrease in Miscellaneous Other Income during the fiscal year ended July 31, 2008 was due to sales of equipment that were no longer germane to the Company's operations.

     As a result of these factors, net loss for the year ended July 31, 2009 was $714,197 as compared to $1,680,342 during the year ended July 31, 2008, a decreased loss of $966,145 or 57.5%.

Capital Resources and Liquidity

     The independent auditor's report accompanying the Company's audited July 31, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The audited July 31, 2009 consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Our audited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.


     The continued operation of our business will require a capital infusion and we will need to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions we deem reasonable, if at all. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Our ability to achieve profitability and positive cash flow is dependent upon our ability to find a strategic partner to assist in the development, marketing and bring the BACCel System to market, to generate revenue from our business operations and control our costs. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating.

     During the fiscal year ended July 31, 2009, we did not generate positive cash flows from operating activities. The primary sources of capital have been from revenues from operations and our existing cash balances, a portion of which came from the sale of shares of our common stock in March 2008 totaling
$925,800. On September 24, 2009, BD declined to exercise its licensing option and will no longer participate in the technical development of the BACcel(TM) system. Accordingly, we will not receive revenues from BD in the future.

     As of July 31, 2009, the Company had $862,076 in cash and cash equivalents, a decrease of $371,024 from $1,233,100 at July 31, 2008. The primary reasons for change in cash and cash equivalents were cash used for operating activities of $225,656 plus $145,368 net cash used in investing and financing activities.

     For the year ended July 31, 2009, we spent $745,927 on research and development expenses. As of the date of this annual report, we have only realized nominal revenues from the sale of our products. Notwithstanding our investments in research and development, there can be no assurance that the BACcel(TM) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. As of July 31, 2009, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next six months.

     The following summarizes the Company's capital resources at July 31, 2009 compared with July 31, 2008:

Increase (Decrease)
                                  July 31, 2009     July 31, 2008    Amount of change         %
                                  -------------     -------------    ----------------      -------
Cash and cash equivalents              $862,076        $1,233,100        ($371,024)        -30.09%

Current assets                         $943,219        $1,376,040        ($432,821)        -31.45%

Total assets                         $5,231,435        $5,827,466        ($596,031)        -10.23%

Current liabilities                    $158,105          $272,168        ($114,063)        -41.91%

Working capital                        $785,114        $1,103,872        ($318,756)        -28.88%

Net cash (used in) operating
activities                            ($225,656)        ($963,728)        $738,072         -76.59%

Net cash (used in) provided by
investing activities                  ($145,368)        ($122,641)        ($22,727)         18.53%

Net cash (used) provided by
Financing activities                         $0          $925,800        ($925,800)       -100.00%


                                       29

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

Recent Accounting Pronouncements

     In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 was effective for us on August 1, 2008. We did not elect to measure any eligible items at fair value. Therefore, the adoption of SFAS No. 159 had no impact on the consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 will be effective for us beginning in our fiscal year 2010. We are currently evaluating the impact, if any, that the adoption of FSP FAS 142-3 will have on our consolidated financial statements.

     In May 2009, the FASB issued FASB Statement No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. SFAS No. 165 was effective for us beginning the last quarter of fiscal 2009. SFAS No. 165 did not have any impact on our consolidated financial statements.

     The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") (Topic 105, "Generally Accepted Accounting Principles"), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company plans to adopt FASB ASC for periods ending after September 15, 2009.

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

Revenue Recognition

     We generate revenue as follows:

     o    Consulting revenue is recognized as services are performed.
     o OptiChem(R) revenue is recognized upon shipping of the product to the customer.
     o Deferred revenue represents amounts billed but not yet earned under consulting agreements.
     o Technical development fees are recorded as received in accordance with mutually agreed upon benchmarks.

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2009 and July 31, 2008, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

Impairment of Long-Lived and Intangible Assets

     We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     o Significant under performance relative to expected historical or projected future operating results;
     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     o    Significant negative industry or economic trends;
     o    Significant decline in our stock price for a sustained period; and
     o    Our market capitalization relative to net book value.

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

Contractual Obligations

     The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2009.

                             Contractual Obligations
                             -----------------------
Payments Due By Period
                                            1 to 3         3 to 5      More than
                            Total           years           years       5 years
                            -----           -----           -----       -------

Office and Laboratory       $84,000         $84,000          $0           $0
Lease Payments (1)

Thomas V. Geimer (2)        $820,000       $720,000       $100,000        $0


     (1) Includes monthly deposits for taxes and assessments, landlord's liability insurance and common facilities charges. We have a lease agreement that began on October 1, 2009 and expires on September 30, 2010 for our office and laboratory located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221.

     (2) Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2009, which payment was made on October 26, 2009. Mr. Geimer's employment agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000 and expires on December 31, 2012. See "Item 10-Executive Compensation."

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted as a separate section of this report beginning on page 1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not Applicable.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officer, has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of July 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

     Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2009, based on based on the criteria for effective internal control described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2009.

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

     Changes in Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     Not Applicable.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

Thomas V. Geimer                 62   Chief Executive Officer,
                                      Chief Financial Officer, Chairman
                                      of the Board and Secretary
David C. Howson                  65   President
Charles E. Gerretson (1)         63   Director
John D. Kucera (1)               58   Director
Steven W. Metzger                35   Senior Scientist
David W. Grainger, PhD           49   Consultant
Marin Kollef, MD                 52   Consultant

     (1) Members of the Audit and Compensation Committees

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

     John D. Kucera was appointed a director on January 9, 2009. Mr. Kucera has been self employed as a private investor since 2000. Prior to that, Mr. Kucera handled institutional equity sales, was a Department Manager for Equities and a Member of the Board of Directors of Hanifen Imhoff and a portfolio manager for mutual funds and pension accounts at Founders Capital Management. Mr. Kucera earned a Bachelor of Science degree in Finance from Colorado State University and a Masters in Business Administration from the University of Denver.

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

     David W. Grainger, Ph.D. has been a consultant to the Company since January 2001. Since September 2008, Dr. Grainger has been the Professor, Department Chair, and Inaugural George S. & Dolores Dore Eccles at the University of Utah. From 1994 to 2008, Dr. Grainger taught as a Professor and Assistant Professor of Chemistry at Colorado State University. From 1998 through 1999, Dr. Grainger was the President and Chief Scientific Officer for Gamma-A Technologies, Inc. Dr. Grainger received a Bachelor of Arts degree in Engineering from Dartmouth College in 1983 and a Ph.D. in Pharmaceutical Chemistry from the University of Utah in 1987. Dr. Grainger chaired the prestigious Gordon Conference on Tissue Engineering and Biomaterials in 2001. He has been a consultant to companies such as Novartis, Johnson & Johnson, 3M, Ciba-Geigy, and others.

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

Involvement in Certain Legal Proceedings

     During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or has been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) been found by a court, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Board Committees

     The Board of Directors maintains a Compensation Committee and an Audit Committee. The members of the Compensation Committee and the Audit Committee are Mr. Gerretson and Mr. Kucera, the Company's independent directors. The Compensation Committee did not hold any meetings during the last fiscal year. The Audit Committee held four meetings during the last fiscal year. The Audit Committee's financial expert is Charles E. Gerretson. Effective as of June 9, 2000, the Board of Directors of the Company adopted a written charter for the Audit Committee. Effective November 3, 2005, the Audit Committee adopted a revised written charter for the Audit Committee, a copy of which was filed with the Company's Proxy Statement at Appendix A on November 17, 2005.

     The Company does not have a nominating committee, or other committee of the board that performs similar functions. Mr. Gerretson and Mr. Kucera are each considered "independent" as defined in Section 121 of the NYSE Amex Equities listing standards.

Audit Committee Report

     The Audit Committee has reviewed and discussed with management the Company's audited financial statements for the year ended July 31, 2009.

     The Audit Committee has also discussed with Comiskey & Company, P.C. the matters required to be discussed by Statement on Auditing Standards No. 114, Communication with those Charged With Governance by the Auditing Standards Board of the American Institute of Certified Public Accountants.

     The Audit Committee has received and reviewed the written disclosures and the letter from Comiskey & Company, P.C. required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Comiskey & Company, P.C. their independence.

     Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended July 31, 2009 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

Charles E. Gerretson
John D. Kucera

Compliance With Section 16(a) of The Exchange Act

     Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2009, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met except that Mr. Kucera and Mr. Gerretson each filed one delinquent form 4 disclosing one transaction one day late.


Code of Ethics

     The Company has adopted a code of ethics for its principal executive officer and senior financial officers and a code of ethics and standards of conduct, that is applicable to all directors, officers and employees.
Stockholders may request a free copy of these documents from:

Accelr8 Technology Corporation
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Item 11. Executive Compensation

Compensation Discussion and Analysis

     Our executive compensation program for Thomas V. Geimer and David C.
Howson, the named executive officers (the "NEO's") is administered by the Company's compensation committee, which is comprised of Charles E. Gerretson and John D. Kucera.

Summary Compensation Table

     The following table summarizes the compensation of the NEO's for the fiscal years ended July 31, 2009 and 2008:

Name and              Fiscal            Stock   Option   All other       Other
Principal Position     Year    Salary   Bonus   Awards    Awards     Compensation   Total ($)
-----------------------------------------------------------------------------------------------

Thomas V. Geimer       2009   $165,000    $0      $0        $0        $75,000(1)    $240,000
   Chief Executive     2008   $165,000    $0      $0        $0        $75,000(1)    $240,000
   Officer and
   Chief Financial
   Officer

David C. Howson        2009   $150,000    $0      $0        $0            $0        $150,000
   President           2008   $150,000    $0      $0        $0            $0        $150,000

     (1) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during each of the fiscal years ended July 31, 2009 and 2008 but such payments were not made until October 26, 2009 and October 29, 2008 of the subsequent fiscal year.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based
Awards Table

Individual Arrangements and Employment Agreements


     The following is a description of the individual arrangements that we have made to each of the NEO's with respect to their compensation. Mr. Geimer was paid during the fiscal year ended July 31, 2009 in accordance with his employment agreement with us. Mr. Howson does not have an employment agreement with the Company. In addition, Mr. Geimer also has a Change-in-Control payment that is described in the "Potential Payments Upon Termination" below.

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

     In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer, or his estate, would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2009 would be $985,000. Additionally, in the event of a Change in Control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation. In his positions as Chief Executive Officer and Chief Financial Officer, Mr. Geimer exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company. Mr. Geimer is also responsible for all duties incident to the title of Chief Financial Officer and Secretary.

David C. Howson - President

     During the fiscal year ended July 31, 2009, we paid Mr. Howson $150,000 in cash compensation. Mr. Howson does not have an employment agreement with the Company. In his position as President, Mr. Howson supervises the technical development and develop product strategies. Mr. Howson further performs all duties incident to the title of President and such other duties as from time to time may be assigned to him by the Board of Directors.


Outstanding Equity Awards at Fiscal Year End

     The following table sets forth information concerning options awards to Messrs. Geimer and Howson at the fiscal year ended July 31, 2009.

Option Awards
-----------------------------------------------------------------------------------------------------
                       Number of         Number of
                      Securities        Securities
                      Underlying        Underlying
                      Unexercised       Unexercised       Option        Option
                      Option (#)        Options (#)      Exercise     Expiration
Name                  Grant Date        Exercisable   Unexercisable      Price           Date
-----------------------------------------------------------------------------------------------------
Thomas V. Geimer   December 11, 2008      100,000           0            $3.60     December 11, 2017
                    August 2, 2001        200,000           0            $1.45      August 1, 2011
                    August 26, 1999       100,000           0            $1.50    August 26, 2009 (1)
David Howson        March 16, 2005        225,000           0            $2.57      March 16, 2015
                    March 16, 2005           0            75,000         $2.57      March 16, 2015

     (1)  On August 26, 2009, Mr. Geimer exercised these options to acquire
          52,532 shares of the Company's Common Stock. Mr. Geimer paid the exercise price to acquire the common stock by the surrender of 47,468 options to acquire common stock having a value of $1.66 per share, that is determined by subtracting the closing price of the Company's common stock on August 26, 2009 ($3.16) by the exercise price of the options ($1.50). As of October 26, 2009, these shares had not been issued.

Option Exercises During Fiscal Year

     There were no options exercised by the NEO's during the year ended July 31, 2009.

Potential Payments Upon Termination

Cash Compensation

     Mr. Geimer's employment agreement contains provisions under which the Company will be obligated to pay Mr. Geimer certain compensation upon his termination. The following tables set forth the details of the estimated payments and benefits that would be provided to Mr. Geimer in the event that his employment with us is terminated for any reason, including a termination for cause, resignation or retirement, a constructive termination, a without cause termination, death, long term disability, and termination in connection with a change in control as of July 31, 2009.


                                                                                           Termination in
                   Termination by                                                             connection
                       Mutual        Illness or                Resignation/                 with a change
Thomas V. Geimer      Agreement      Incapacity   With cause   Without cause   Retirement     in control
---------------------------------------------------------------------------------------------------------

Cash Compensation         0               0             0        $820,000          0          $2,020,000
                                                                  (1)(2)                        (1)(2)

     (1)  Represents the amounts due under Mr. Geimer's employment agreement.
          See "Individual Arrangements and Employment Agreements."
     (2) Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2009, which payment was made on October 26, 2009.
     (3) A change of control is defined in Mr. Geimer's employment agreement to mean the occurrence of one or more of the following three events:
          (a) Any person becomes a beneficial owner (as such term is defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) directly or indirectly of securities representing 33% or more of the total number of votes that may be cast for the election of directors of the Company;
          (b) Within two years after a merger, consolidation, liquidation or sale of assets involving the Company, or a contested election of a Company director, or any combination of the foregoing, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board; or
          (c) Within two years after a tender offer or exchange offer for voting securities of the Company, the individuals who were directors of the Company immediately prior thereto shall cease to constitute a majority of the Board.

Effects of Termination Events or Change in Control on Unvested Equity Awards

     All unvested stock option awards granted to Mr. Howson provide that upon a change of control, the unvested stock options will not immediately vest unless the contingencies to the stock options have been met.

Compensation of Non-Management Directors

     The Company did not pay its non-management directors any compensation during the fiscal year ended July 31, 2009.

Cash Compensation

     We have not paid any cash compensation to our directors for their service on our Board of Directors.

Liability Insurance

     The Company provides liability insurance for its directors and officers.
Carolina Casualty Insurance Company is the underwriter of the current coverage, which extends until January 7, 2010. The annual cost of this coverage is approximately $20,000.


Compensation Pursuant to Plans

Deferred Compensation Plan.

     In January 1996, we established a deferred compensation plan for our employees. Contributions to the plan are provided for under the employment agreement detailed above. For each of the fiscal years ended July 31, 2009 and 2008, we contributed $75,000 to the plan. The $75,000 contribution for the fiscal year ended July 31, 2009 was made on October 26, 2009.

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

Securities Authorized For Issuance Under Compensation Plans

     The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2009:

                          Equity Compensation Plan Information
                          ------------------------------------

                                                                       Number of securities
                                                                       remaining for future
                        Number of securities   Weighted average        issuance under equity
                        to be issued upon      Exercise price of       compensation plans
                        exercise of            available outstanding   (excluding securities
                        outstanding options,   options, warrants and   reflected in the 1st
                        warrants and rights    rights                  column)
--------------------------------------------------------------------------------------------
Equity Compensation           897,500                   $2.06                 510,000
Plans approved by
security holders
--------------------------------------------------------------------------------------------
Equity Compensation               0                        0                      0
Plans not approved by
security holders
--------------------------------------------------------------------------------------------
Total                          897,500                                         510,000


                                       43

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

     As of July 31, 2009, 794,000 options had been granted pursuant to the Qualified Plan with 17,500 of these options exercised, 231,500 options that expired, leaving 137,500 available for grant and 350,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 5,000 options that expired, 50,000 that were cancelled and 55,000 available for grant.

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

     As of July 31, 2009, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired leaving 10,000 available for grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 26, 2009 by: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Further, Mr. Geimer does not have voting power over the shares that are held in the Rabbi Trust. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole dispositve power with respect to the shares shown:

  Name and Address of Beneficial Owner                Shares Beneficially Owned
  ------------------------------------                -------------------------
                                                       Number          Percent
                                                       ------          -------

    Thomas V. Geimer (1)                               407,032           4.3%
    7000 North Broadway, Building 3-307
    Denver, Colorado 80221

    Charles E. Gerretson  (2)                          140,150           1.54%
    7000 North Broadway, Building 3-307
    Denver, Colorado 80221

    John D. Kucera (3)                                  28,663           0.3%
    7000 North Broadway, Building 3-307
    Denver, Colorado 80221

    David Howson (4)                                   302,600           3.2%
    7000 North Broadway, Building 3-307
    Denver, Colorado 80221

    Executive Officers and Directors                   878,445           8.99%
    as a Group (4 persons)

5% of greater shareholders

Merrill Lynch & Co., Inc. (5)                          793,141           8.7%

     (1) Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 7 to Financial Statements for further information. Includes 300,000 shares, which may be purchased by Mr. Geimer upon exercise of options. On August 26, 2009, Mr. Geimer exercised options to acquire 52,532 shares of the Company's Common Stock that have not yet been issued and are not outstanding. Mr. Geimer paid the exercise price to acquire the common stock by the surrender of 47,468 options to acquire common stock having a value of $1.66 per share, that is determined by subtracting the closing price of the Company's common stock on August 26, 2009 ($3.16) by the exercise price of the options ($1.50).Includes 400 shares held in brokerage accounts for Mr. Geimer's children, in which Mr. Geimer has the power and authority to dispose of the shares held by these accounts.

     (2) Includes: (i) 104,050 shares owned directly by Mr. Gerretson; (ii) 10,000 shares that may be purchased by Mr. Gerretson upon exercise of options which options expire on March 15, 2015, and (iii) 10,000 shares that may be purchased by Mr. Gerretson upon exercise of options that expire on October 29, 2018. Also includes 16,100 shares held in brokerage and retirement accounts of individuals in which Mr. Gerretson has the power and authority to dispose of the shares held by these accounts. Mr. Gerretson disclaims any beneficial ownership with respect to the 16,100 shares.

     (3) Includes 1,250 shares of the Company's no par value common stock held on behalf of Mr. Kucera's minor children in which Mr. Kucera has the power and authority to dispose of these shares.

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

     (5) Upon consummation of the merger on January 1, 2009 by and between Bank of America Corporation ("BAC") and Merrill Lynch and Company ("MLCO"), MLCO became a wholly owned subsidiary of BAC, and BAC became the ultimate parent and controlling entity of MLCO and its subsidiaries.

     Change in Control

     We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director
Independence

     During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2009, the Board of Directors had authorized deferred compensation totaling $1,050,000 since fiscal year 1996 to Mr. Geimer of which $975,000 had been funded. The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation was funded on October 26, 2009.

     There were no other transactions or series of transactions for the fiscal year ended July 31, 2009, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the audit of the Company's annual consolidated financial statements for the years ended July 31, 2009 and 2008, including the reviews of the unaudited interim financial statements of the Company's Form 10-Q's was approximately $37,500 and $35,000, respectively.

Tax Fees

     The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal years ended July 31, 2009 and 2008 ("Tax Fees") was $0 and $0, respectively.

All other Fees

     Comiskey & Company, P.C. did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2009 and 2008.

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

Item 15. Exhibits, Financial Statement Schedules

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

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Financial Statements

The following financial statements of the Company are included in Item 7:

     Report of Independent Registered Public Accounting Firm Comiskey & Company, P.C.

     Balance Sheets as of July 31, 2009 and 2008

     Statements of Operations for the years ended July 31, 2009 and 2008

     Statements of Stockholders' Equity for the years ended July 31, 2009 and
     2008

     Statements of Cash Flows for the years ended July 31, 2009 and 2008

     Notes to Financial Statements

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                            ACCELR8 TECHNOLOGY CORPORATION


Date: November 13, 2009                     By:  /s/ David C. Howson
                                            ------------------------------------
                                            David C. Howson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: November 13, 2009                     By:  /s/ Thomas V. Geimer
                                            ------------------------------------
                                            Thomas V. Geimer, Chairman,
                                            Secretary, Chief Executive Officer,
                                            and Chief Financial Officer


Date: November 13, 2009                     By:  /s/ Bruce McDonald
                                            ------------------------------------
                                            Bruce McDonald, Principal
                                            Accounting Officer


Date: November 13, 2009                     By:  /s/ John D. Kucera
                                            ------------------------------------
                                            John D. Kucera, Director


Date: November 13, 2009                     By:  /s/ Charles E. Gerretson
                                            ------------------------------------
                                            Charles E. Gerretson, Director

                         ACCELR8 TECHNOLOGY CORPORATION

                              FINANCIAL STATEMENTS

                             July 31, 2009 and 2008

                         ACCELR8 TECHNOLOGY CORPORATION
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          ------

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

STATEMENTS OF SHAREHOLDERS' EQUITY                                         F-5

STATEMENTS OF CASH FLOWS                                                   F-6

NOTES TO FINANCIAL STATEMENTS                                              F-7

Report of Independent Registered Public Accounting Firm
Board of Directors
Accelr8 Technology Corporation
Denver, Colorado

     We have audited the accompanying balance sheets of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2009 and 2008, and the related statements of operations, shareholders' equity and cash flows for the years ended July 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2009 and 2008, and the results of its operations and changes in its cash flows for the years ended July 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado

October 26, 2009

/s/ COMISKEY & COMPANY
PROFESSIONAL CORPORATION


                                  ACCELR8 TECHNOLOGY CORPORATION
                                          BALANCE SHEETS
                                      JULY 31, 2009 and 2008

                                              ASSETS
                                                                            2009            2008
                                                                        ------------    ------------
Current assets:
Cash and cash equivalents                                               $    862,076    $  1,233,100
Trade accounts receivable                                                          0           6,334
Inventory (Note 3)                                                            53,445          97,268
Prepaid expenses and other (Note 4)                                           27,698          39,338
                                                                        ------------    ------------

Total current assets                                                         943,219       1,376,040
Property and equipment, net (Note 5)                                          14,655          37,398
Investments, net (Note 10)                                                 1,103,837       1,067,327
Intellectual property, net (Note 6)                                        3,169,724       3,346,701
                                                                        ------------    ------------
Total assets                                                               5,231,435    $  5,827,466
                                                                        ============    ============
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                        $     39,457    $    133,628
Accrued compensation and other liabilities                                    25,883          25,889
Deferred revenue (Note 11)                                                    92,765         112,651
                                                                        ------------    ------------
Total current liabilities                                                    158,105         272,168
Long-term liabilities:
Deferred compensation                                                      1,178,836       1,142,327
                                                                        ------------    ------------
Total liabilities                                                          1,336,941       1,414,495
                                                                        ------------    ------------
Shareholders' equity (Notes 7):
Common stock, no par value;
14,000,000 shares authorized;
10,226,210 (2009) and 10,226,210 (2008) shares issued and outstanding     13,803,820      13,803,820
Contributed capital                                                        1,118,306         922,586
Accumulated (deficit)                                                    (10,754,032)    (10,039,835)
         Shares held for employee benefit (1,129,110 shares at cost)        (273,600)       (273,600)
                                                                        ------------    ------------
Total shareholders' equity                                                 3,894,494       4,412,971
                                                                        ------------    ------------
Total liabilities and shareholders' equity                              $  5,231,435    $  5,827,466
                                                                        ============    ============


                          See accompanying notes to financial statements.


                              ACCELR8 TECHNOLOGY CORPORATION
                                 STATEMENTS OF OPERATIONS
                          FOR YEARS ENDED JULY 31, 2009 and 2008

                                                                  2009            2008
                                                              ------------    ------------
Revenues (Note 9 and 11):
Technical development Fees                                    $  1,200,000    $    200,000
OptiChem (TM) revenue                                               69,886          75,520
License Fees                                                             0         100,000
Option Fees                                                              0         100,000
                                                              ------------    ------------
Total revenues                                                $  1,269,886    $    475,520
                                                              ------------    ------------
Cost of sales                                                            0           9,649
                                                              ------------    ------------
Gross profit                                                     1,269,886         465,871
                                                              ------------    ------------
Costs and expenses:
Research and development                                           745,927         880,984
General and administrative                                         919,706       1,001,284
Amortization (Note 6)                                              247,345         243,044
Depreciation (Note 5)                                               22,743          51,182
Marketing and sales                                                 13,284          17,005
                                                              ------------    ------------
Total costs and expenses                                         1,949,005       2,193,499
                                                              ------------    ------------
(Loss) from operations                                            (679,119)     (1,727,628)
                                                              ------------    ------------
Other (expense) income:
Interest and dividend income                                        18,328          63,075

Unrealized holding gain (loss) on investments (Note 2)             (53,406)        (69,590)
Miscellaneous                                                            0          53,801
                                                              ------------    ------------
Total other income                                                 (35,078)         47,286
                                                              ------------    ------------
Net (loss)                                                    $   (714,197)   $ (1,680,342)
                                                              ============    ============
Net loss per share:  Basic and diluted net (loss) per share   $      (0.07)   $      (0.17)
                                                              ============    ============
Weighted average shares outstanding                             10,226,210      10,059,717
                                                              ============    ============


                      See accompanying notes to financial statements.


                                                  ACCELR8 TECHNOLOGY CORPORATION
                                                STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                        Shares
                                                                                        Retained         Held
                                                                                        Earnings         For             Total
                                   Common Stock           Stock To    Contributed     (Accumulated      Employee      Shareholders'
                                Shares       Amount       Be Issued     Capital         Deficit)        Benefit          Equity
                              ----------   ------------   ---------   ------------    ------------    ------------    ------------

Balances, July 31, 2007        9,971,210   $ 12,878,020        --     $    635,280    $ (8,359,493)   $   (273,600)   $  4,880,207
                              ----------   ------------   ---------   ------------    ------------    ------------    ------------
Net Loss                            --             --          --             --        (1,680,342)           --        (1,680,342)
Exercise of Options               55,000        125,800        --             --              --              --           125,800
Sale of Common Shares            200,000        800,000        --             --              --              --           800,000
Extension of Stock Option
Expiration Dates                    --             --          --           15,956            --              --            15,956
Stock Option Expense Under
SFAS 123R                           --             --          --          271,350            --              --           271,350
                              ----------   ------------   ---------   ------------    ------------    ------------    ------------
Balances, July 31, 2008       10,226,210     13,803,820        --          922,586     (10,039,835)       (273,600)      4,412,971

Net Loss                            --             --          --             --          (714,197)           --          (714,197)
Exercise of Options                 --             --          --             --              --              --                 0
Extension of Stock Option
Expiration Dates                    --             --          --           24,777            --              --            24,777
Stock Option Expense Under
SFAS 123R                           --             --          --          170,943            --              --           170,943
                              ----------   ------------   ---------   ------------    ------------    ------------    ------------
Balances, July 31, 2009       10,226,210   $ 13,803,820        --     $  1,118,306    $(10,754,032)   $   (273,600)   $  3,894,494
                              ----------------------------------------------------------------------------------------------------


                                          See accompanying notes to financial statements.


                               ACCELR8 TECHNOLOGY CORPORATION
                                  STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED JULY 31, 2009 and 2008

                                                                       2009           2008
                                                                   -----------    -----------
Cash flows from operating activities:
     Net loss                                                      $  (714,197)   $(1,680,342)
     Adjustments to reconcile net (loss) to net cash
       (used in) operating activities:
       Depreciation                                                     22,743         51,182
       Amortization                                                    247,345        243,044
       Fair value of stock options
          granted for services                                         195,720        287,306
       Unrealized (gain) loss on investments                            53,406         69,590
       Realized (gain) loss on sale of investments, interest and
          dividends reinvested                                         (14,916)       (34,368)
       Realized (gain) on sale of fixed assets                               0        (51,761)
       (Increase) decrease in assets:
          Accounts receivable                                            6,334           (709)
          Inventory                                                     43,823         10,587
          Prepaid expense and other                                     11,640        (14,872)
       Increase (decrease) in liabilities:
          Accounts payable                                             (94,171)        69,029
          Accrued liabilities                                               (6)        (6,497)
          Deferred revenue                                             (19,886)        54,305
          Deferred compensation                                         36,509         39,778
                                                                   -----------    -----------
       Net cash (used in) operating activities                        (225,656)      (963,728)
Cash flows from investing activities:
     Proceeds on sale of fixed assets                                        0         70,000
Purchase of equipment and patent costs                                 (70,368)      (117,641)
     Contribution to deferred compensation trust                       (75,000)       (75,000)
                                                                   -----------    -----------
Net cash provided by (used in) investing activities                   (145,368)      (122,641)
Cash flows from financing activities
     Issuance of common stock                                                0        925,800
                                                                   -----------    -----------
Net cash provided (used) in financing activities                             0        925,800
                                                                   -----------    -----------
Increase (decrease) in cash and cash equivalent                       (371,024)       160,569
Beginning balance:                                                   1,233,100      1,393,669
                                                                   -----------    -----------
Ending Balance:                                                    $   862,076    $ 1,233,100
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

     Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. We have manufactured and marketed OptiChem(R) coated microarraying slides ("OptiChem") for a variety of custom applications for specific customers. During the fiscal years ended July 31, 2009 and 2008, our primary focus shifted to development of a program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcel(TM) system ("BACcel"). We are developing an innovative rapid diagnostic platform, the BACcel(TM) system, intended for rapid diagnosis in life-threatening bacterial infections.


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

     The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At July 31, 2009 and 2008, the Company's uninsured cash balance was approximately $650,275 and $983,100; however, this amount is invested under a repurchase agreement with the bank and is collateralized by securities of the United States Federal agencies with approximate market values of 102% of the investment.

     The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2009 and 2008.

     The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and Cash Equivalents - The carrying amount approximates fair value. Investments - The carrying amount is based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. (Level 1 inputs as defined by SFAS 157). Other Long-Term Liabilities - The carrying amount approximates fair value.

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

Research And Development

     Research and development costs charged to operations for the years ended July 31, 2009 and 2008 were $745,927 and $880,984, respectively.

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

Going Concern

     As shown in the accompanying financial statements, we have incurred significant operating losses of $714,197 and $1,680,342 during the fiscal years ended July 31, 2009 and July 31, 2008. As of July 31, 2009, we have limited financial resources until such time that we are able to generate positive cash flow from operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate profitable mineral properties, generate revenue from our planned business operations, and control exploration cost. Management plans to fund its future operation by joint venturing, obtaining additional financing, and attaining additional commercial production. However, there is no assurance that we will be able to obtain additional financing from investors or private lenders, or that additional commercial production can be attained.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Revenue Recognition

Technical Development Fees

     Technical consulting fee revenue was recorded as received in accordance with mutually agreed upon benchmarks.

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

     The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2009 and 2008, Common Stock options exercisable for 1,165,000 and 1,085,000 shares of Common Stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years. In addition, at July 31, 2009 and July 31, 2008, 200,000 contingently issuable options were not included in loss per share. See Note 8.

Stock Based Compensation

     The Company follows SFAS No. 123R in valuing all options granted using the Black-Scholes option-pricing model. The fair value is recorded as consulting expense as the vesting period lapses. Options granted for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

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

Recent Accounting Pronouncements

     In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" (SFAS No. 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 was effective for us on August 1, 2008. We did not elect to measure any eligible items at fair value. Therefore, the adoption of SFAS No. 159 had no impact on the consolidated financial statements.

     In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 will be effective for us beginning in our fiscal year 2010. We are currently evaluating the impact, if any, that the adoption of FSP FAS 142-3 will have on our consolidated financial statements.

     In May 2009, the FASB issued FASB Statement No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date-that is, whether that date represents the date the financial statements were issued or were available to be issued. This Statement is effective for interim and annual periods ending after June 15, 2009 and is to be applied prospectively. SFAS No. 165 was effective for us beginning the last quarter of fiscal 2009. Subsequent events were evaluated through November 3, 2009.

     The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") (Topic 105, "Generally Accepted Accounting Principles"), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company plans to adopt FASB ASC for periods ending after September 15, 2009.


NOTE 3 INVENTORY

     The Company purchases raw materials (custom chemicals and glass substrates) for producing OptiChem(R) coated slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory as of July 31, 2009 and July 31, 2008 as slides currently are made for specific orders and shipped as produced.


NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets for the year ended July 31, 2009 were $27,698 as compared to $39,338 for the year ended July 31, 2008.


NOTE 5 PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and consisted of the following at July 31:

                                                        2009             2008
                                                     ---------        ---------

Computer equipment                                   $  21,102        $  21,102
Laboratory and scientific equipment                    302,981          302,981
Furniture and fixtures                                  16,601           16,601
                                                     ---------        ---------

Total property and equipment                           340,684          340,684
Accumulated depreciation                              (326,029)        (303,286)
                                                     ---------        ---------

Net property and equipment                           $  14,655        $  37,398
                                                     =========        =========

     Depreciation expense for the years ended July 31, 2009 and 2008 was $22,743 and $51,182, respectively.

NOTE 6 INTELLECTUAL PROPERTY

     Intellectual property consisted of the following at July 31:

                                                   2009                 2008
                                                -----------         -----------

OptiChem(R) technologies                        $ 4,454,538         $ 4,454,538
Patents                                             482,000             411,632
Trademarks                                           49,019              49,019
                                                -----------         -----------

                                                  4,985,557           4,915,189
Accumulated amortization                         (1,815,833)         (1,568,488)
                                                -----------         -----------

                                                $ 3,169,724         $ 3,346,701
                                                ===========         ===========

     Future amortization expense for the intangible assets is estimated as follows:

                   Years Ending July 31,
                   ---------------------

                     2010                   247,000
                     2011                   247,000
                     2012                   247,000
                     2013                   247,000
                   Thereafter             2,181,724
                                 ------------------------------

Total future amortization                 $3,169,724
                                 ==============================

     Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem(R) Technologies. Amortization expense was $247,345 and $243,044 respectively, for the years ended July 31, 2009 and 2008. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. As of July 31, 2009 and 2008, management believes that the amounts carried on our balance sheet are recoverable, and there was no impairment of the Company's long-lived assets.


NOTE 7 SHAREHOLDERS' EQUITY

Stock Option Plans

     The Company has option agreements with key executives and two stock-based compensation plans, which are discussed below:

Option And Warrant Agreement With Key Executive

     In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chief Executive Officer ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust as discussed in Note 10. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman's employment over a ten-year period after such occurrence, unless the Board of Directors determines otherwise.

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

     As of July 31, 2009, 794,000 options had been granted pursuant to the Qualified Plan with 17,500 of these options exercised, 231,500 options that expired, leaving 137,500 available for grant.

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

     As of July 31, 2009, 350,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 5,000 options that expired, 50,000 that were cancelled and 55,000 available for grant.

Omnibus Stock Option Plan

     On December 14, 2004 the Shareholders approved an Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company.

     As of July 31, 2009, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired, leaving 10,000 available for grant.

Contingent Options

     In connection with the purchase of the YoDx technology discussed above, the Company agreed to issue an additional 200,000 stock options with the same terms upon the earlier of (a) the Company achieving certain accumulated revenue levels associated with the YoDx technology, as defined in the agreement, or (b) a change in control of the Company prior to the expiration date of the options. As of July 31, 2008, the contingent provisions had not been met and the options expired; however, an additional grant of 60,000 options to acquire shares of the Company's common stock was issued in August 2008 in settlement of a disagreement relating to the cancellation such options. The Company has reserved a sufficient number of shares for such options.

Accounting for Employee Based Option Plans

     As is discussed in Note 2, the Company accounts for all option grants using the Black-Scholes option pricing model in accordance with SFAS 123R for options granted or extended.

     As of July 31, 2009 and 2008, total unrecognized share-based compensation cost related to unvested stock options was approximately $10,176. For the years ended July 31, 2009 and 2008, the Company recognized $170,943 in stock based compensation costs related to the issuance of options to employees under SFAS 123R. For the year ended July 31, 2009 and 2008, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $24,777 and $15,956. These costs were calculated in accordance with SFAS No. 123R and are reflected in operating expenses.

     The following weighted-average assumptions were used for grants for the year ended July 31, 2009: no dividend yield; risk free interest rate between 2.37% and 5%; expected life between 3 and 10 years; and expected volatility between 44% and 66%. The weighted average fair value of options granted during the fiscal year ended July 31, 2009 was $3.67. The weighted average remaining contractual life of options outstanding at July 31, 2009 was 4.13 years. The expected forfeiture rate used was 37%.

     The following table summarizes information on stock option activity for the Omnibus Plan, the Qualified Plan and the Non-Qualified Plan, excluding the 200,000 contingent options noted above:

                                                                   Weighted
                                                                    Average
                                                      Exercise     Exercise
                                         Number of    Price Per    Price Per
                                           Shares       Share        Share
                                         ---------   -----------     -----

Options outstanding, July 31, 2007        897,500   $1.45 - $3.20    $2.06
 Granted                                  290,000     2.50-4.50       3.57

Exercised                                 (55,000)    2.25-2.66       2.29
Expired                                   (47,500)    2.10-3.10       2.68
Options Outstanding July 31, 2008        1,085,000    1.45-4.00       2.42
Granted                                    95,000     2.25-3.00       2.52
Exercised                                     0            0          0
Expired                                   (15,000)    2.20-2.50       2.40
Options Outstanding July 31, 2009        1,165,000   $1.45-$4.50     $2.43
                                         ---------   -----------     -----

     As of July 31, 2009 and 2008, 1,087,500 and 798,750 options outstanding were currently exercisable and carried weighted average exercise prices of $
2.16 and $2.00 respectively. The following table summarizes information about stock options outstanding and exercisable at July 31, 2009:

                                       Outstanding               Exercisable
                                       -----------               -----------
                             Weighted
                             Average                                    Weighted
                             Remaining                                  Average
Range of                     Contractual   Weighted Average             Exercise
Exercise Price    Number     Life          Exercise Price    Number     Price
--------------------------------------------------------------------------------
$1.45-$1.50      375,000     1.4           $1.47             375,000     $1.47
$2.00-$2.36      172,500     2.6           $2.24             172,500     $2.24
$2.57-$2.90      380,000     4.9           $2.57             352,500     $2.58
$3.00-$4.50      237,500     5.9           $3.89             187,500     $3.72
$1.45-$4.52    1,165,000     3.6           $2.43           1,087,500     $2.34

NOTE 8 INCOME TAXES

     The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

                                                            2009           2008
                                                     -----------    -----------
Deferred tax assets:
Net operating loss                                   $ 5,041,000    $ 4,850,000
Deferred revenue and gains                              (100,000)      (100,000)
Depreciation and amortization                            (50,000)       (51,000)
Stock options issued to consultants and employees        360,000        288,000
General business credit                                  265,000        266,000
Contribution and timing differences                       10,000          8,000
                                                     -----------    -----------
Total                                                  5,506,000      5,261,000
Less valuation allowance                              (5,506,000)    (5,261,000)
                                                     -----------    -----------
Net deferred tax asset                               $         0    $         0
                                                     ===========    ===========

     As of July 31, 2009, a valuation allowance increase of $245,000 has been recorded for the deferred tax asset, as Management has determined that it is more likely than not that the deferred tax asset will not be realized.

     Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ended July 31, 2009 and 2008 as follows:

                                                       2009        2008
                                                       ----        ----
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate              (34.0)%     (34.0)%
State income taxes, net of Federal tax benefit         (3.0)       (3.0)
General business credits and other                     (3.8)       (3.8)
Valuation allowance                                    40.8        40.8
                                                    ----------------------
Effective tax rate (benefit)                             -%          -%
                                                    ======================

     The Company has unused net operating loss carry forward of approximately $13,300,000 and general business credits of approximately $265,000 that are available to offset future income taxes. The net operating loss will expire beginning in 2013 and the general business tax credits expire from 2009 through 2024.

NOTE 9 MAJOR CUSTOMERS AND FOREIGN REVENUE

     For the years ending July 31, 2009 and 2008, revenues were $1,269,886 and $475,520, respectively. Of the total revenues, revenues from one customer were $1,200,000 (94.4%) in the year ended July 31, 2009 and $200,000 (63.0%) for the year ended July 31, 2008. See "Subsequent Events."

Foreign Revenues were as follows for the fiscal years ended July 31,:

Foreign Revenues                  2009              2008
                               -------           -------
OptiChem (R) Revenues          $67,212           $45,695
License Fees                         0            50,000
Option Fees                          0                 0
Consulting Fees                      0                 0
                               -------           -------
          Total                $67,212           $95,695


NOTE 10 COMMITMENTS

Investments And Deferred Compensation Arrangement

     In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note. For each of the fiscal years ended July 31, 2009 and 2008, the Company contributed $75,000 to the plan which was accrued but unpaid by the Company at year end. On October 26, 2009, $75,000 was paid to the deferred compensation plan.

     The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2009 and 2008. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

                                          2009               2008
                                   -----------        -----------
Cost basis                         $ 1,157,243        $ 1,136,917
Unrealized holding gain (loss)         (53,406)           (69,590)
                                   -----------        -----------
     Aggregate fair value          $ 1,103,837        $ 1,067,327
                                   ===========        ===========

     Deferred compensation related to the Rabbi Trust was $1,178,836 and $1,142,327 as of July 31, 2009 and 2008, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2009 and 2008 which was accrued but unpaid by the Company at year end.

Operating Lease

     The Company is a party to a lease for its office and laboratory space that expires on September 30, 2010. Total rent expense including maintenance fees was approximately $72,573 and $71,480 during the years ended July 31, 2009 and 2008, respectively. Future minimum lease payments on the office and laboratory lease are as follows:

       Year Ending          Premises
           July 31              Rent
           -------              ----
              2010           $59,454
              2011             9,908
                           ----------
                             $69,362
                           ==========

Employment Agreement

     Effective December 1, 2008, we entered into an employment agreement with Mr. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2012. The compensation committee reviewed the prior employment agreement of Mr. Geimer in connection with the approval of Mr. Geimer's employment agreement. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer, or his estate, would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2009 would be $985,000. Additionally, in the event of a Change in Control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

NOTE 11 DEFERRED REVENUE

     Deferred revenue was $92,765 and $112,651, respectively at the fiscal years ended July 31, 2009 and 2008. Deferred revenue consists of prepaid royalty fees from SCHOTT. All services and material requirements for the Feasibility Testing Agreement with Promega have been completed as of September 12, 2006, and no further work on the part of Accelr8 is required. Therefore, deferred revenue of $22,000 for prepaid technology license fees was recognized in the first quarter of fiscal year 2008.

NOTE 12 SUBSEQUENT EVENTS

     On September 24, 2009, BD declined to exercise its licensing option and will no longer participate in the technical development of the BACcel(TM) system. Accordingly, we will not receive revenues from BD in the future.