Form 10-Q
period 2009-10-31
ACCELR8 TECHNOLOGY CORP
filed 2009-12-15
CIK 727207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009
                               ----------------
or

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

As of December 14, 2009, there were 10,226,210 shares of common stock outstanding (not including 52,532 shares to be issued pursuant to the exercise of stock options in August 2009, which as of December 14, 2009 have not been issued).

                                      INDEX
                                      -----


                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Balance Sheets                                       3
               October 31, 2009 (unaudited) and July 31, 2009

               Condensed Statements of Operations                             4
               for the three months ended October 31, 2009 and 2008 (unaudited)

               Condensed Statements of Cash Flows                             5
               for the three months ended October 31, 2009 and 2008 (unaudited)

               Notes to Unaudited Condensed Financial Statements            6-9

     Item 2.   Management's Discussion and Analysis of                        9
               Financial Condition and Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk    14

     Item 4.   Controls and Procedures                                       14

     Item 4T.  Controls and Procedures                                       14


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             15

     Item 1A.  Risk Factors                                                  15

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds   15

     Item 3.   Defaults Upon Senior Securities                               15

     Item 4.   Submission of Matters to a Vote of Security Holders           15

     Item 5.   Other Information                                             15

     Item 6.   Exhibits                                                      16


SIGNATURES                                                                   17

CERTIFICATION OF OFFICERS


                               PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.
-----------------------------

                              Accelr8 Technology Corporation
                                 Condensed Balance Sheets

                                          ASSETS

                                                           October 31, 2009  July 31, 2009
                                                           ----------------  -------------
                                                              (Unaudited)

Current assets:
   Cash and cash equivalents                                 $    470,467    $    862,076
   Inventory                                                       43,545          53,445
   Prepaid expenses and other current assets                       15,838          27,698
                                                             ------------    ------------
Total current assets                                              529,850         943,219

Property and equipment, net                                        12,039          14,655

Investments, net                                                1,190,211       1,103,837

Intellectual property, net (Note 3)                             3,120,147       3,169,724
                                                             ------------    ------------

Total assets                                                 $  4,852,247    $  5,231,435
                                                             ============    ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $     33,802    $     39,457
    Accrued compensation and other liabilities                     40,579          25,883
    Deferred revenue                                               77,217          92,765
                                                             ------------    ------------
Total current liabilities                                         151,598         158,105

Long-term liabilities:
    Deferred compensation                                       1,208,961       1,178,836
                                                             ------------    ------------
Total liabilities                                               1,360,559       1,336,941
                                                             ------------    ------------

Commitments and Contingencies

Shareholders' equity
    Common Stock, no par value; 14,000,000 shares
      authorized; 10,226,210 shares
      issued and outstanding (Not including 52,532 shares
      to be issued. See Note 7)                                13,969,820      13,803,820
    Contributed capital                                           961,483       1,118,306
    Accumulated (deficit)                                     (11,166,015)    (10,754,032)

    Shares held for employee benefit (1,129,110
      shares at cost)                                            (273,600)       (273,600)
                                                             ------------    ------------
Total Shareholders' equity                                      3,491,688       3,894,494
                                                             ------------    ------------

Total liabilities and Shareholders' equity                   $  4,852,247    $  5,231,435
                                                             ============    ============



                       Condensed Statements of Operations
              For the Three Months Ended October 31, 2009 and 2008
                                   (Unaudited)


                                                       2009            2008
                                                   ------------    ------------
Revenues:
   OptiChem(R) revenues                            $     15,549    $        652
   Technical development Fees                                 0         300,000

       Total revenues                                    15,549         300,652
                                                   ------------    ------------

Costs and expenses:
   Research and development                             160,899         159,777
   General and administrative                           212,683         250,463
   Amortization                                          62,724          61,543
   Marketing and sales                                        0           1,166
   Depreciation                                           2,616           5,686

      Total costs and expenses                          438,922         478,635
                                                   ------------    ------------

   Loss from operations                                (423,373)       (177,983)
                                                   ------------    ------------

Other income (loss):
Interest and dividend income                              1,363           8,914
Unrealized gain (loss) on investments                    10,029         (55,030)

   Total other income (loss)                             11,392         (46,116)
                                                   ------------    ------------

Net loss                                           $   (411,981)   $   (224,099)
                                                   ============    ============

Net loss per share:
Basic and diluted net loss per share               $       (.04)   $       (.02)
                                                   ============    ============

Weighted average shares outstanding (Note 7)         10,226,210      10,226,210
                                                   ============    ============




                            Accelr8 Technology Corporation
                          Condensed Statements of Cash Flows
                 For the Three Months Ended October 31, 2009 and 2008
                                      (Unaudited)

                                                               2009            2008
                                                            -----------    -----------
Cash flows from operating activities:

Net loss                                                    $  (411,981)   $  (224,099)

Adjustments to reconcile net (loss) to net cash (used in)
  operating activities:
Depreciation                                                      2,616          5,686
Amortization                                                     62,724         61,543
Fair value of stock options granted for services                  9,177         95,476
Unrealized holding (gain) loss on investments                   (10,029)        55,030

(Increase) decrease in assets:
Accounts receivable                                                   0          6,334
Inventory                                                         9,900              0
Prepaid expense and other                                        11,860         24,121

Increase (decrease) in liabilities:
Accounts payable                                                 (5,655)       (66,518)
Accrued liabilities                                              14,696          5,048
Deferred revenue                                                (15,549)          (652)
Deferred compensation                                            30,124        (30,065)
                                                            -----------    -----------
Net cash (used in) operating activities                        (302,117)       (68,096)
                                                            -----------    -----------
Cash flows from investing activities:

Purchase Investments                                             (1,345)        (6,215)
Purchases of equipment and patent costs                         (13,147)        (2,390)
Contribution to Deferred Compensation Trust                     (75,000)       (75,000)
                                                            -----------    -----------
Net cash (used in) investing activities                         (89,492)       (83,605)
                                                            -----------    -----------
Decrease in cash and cash equivalents                          (391,609)      (151,701)
Beginning balance                                               862,076      1,233,100
                                                            -----------    -----------
Ending balance                                              $   470,467    $ 1,081,399
                                                            -----------    -----------




                                        5

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our Annual Audited Financial Statements dated July 31, 2009 included in our Annual Report on Form 10-K as filed with the SEC.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of Management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2009 may not be indicative of the results of operations for the year ended July 31, 2010.


Note 2. Going Concern.

The financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant operating losses. As of October 31, 2009, we have limited financial resources and have not been able to generate positive cash flow from operations. At October 31, 2009, as compared to July 31, 2009, cash and cash equivalents decreased by $391,609 from $862,076 to $470,467, or approximately 45.4% and the Company's working capital decreased $406,862 or 51.8% from $785,114 to $378,252. These factors raise substantial doubt about our ability to continue as a going concern. Management plans to fund its future operation by joint venturing and obtaining additional financing. However, there is no assurance that we will be able to obtain any joint venture partners or obtain additional financing from investors or private lenders.


Note 3. Summary of Significant Accounting Policies

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

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at October 31, 2009 and 2008. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

Income Taxes

The Company has no unrecognized tax benefits. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

The Company files federal and state income tax returns. These returns are subject to examination by taxing authorities for all tax years after 2005.


Note 4. Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") (Topic 105, "Generally Accepted Accounting Principles"), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company has adopted FASB ASC for periods ending after September 15, 2009.


Note 5. Intellectual Property

Intellectual property consisted of the following:

                                            October 31, 2009       July 31, 2009
                                            ----------------       -------------
OptiChem(R) Technologies                       $ 4,454,538          $ 4,454,538
Patents                                            495,148              482,000
Trademarks                                          49,019               49,019
                                               -----------          -----------
Total intellectual property                      4,998,705            4,985,557
Accumulated amortization                        (1,878,558)          (1,815,833)
                                               -----------          -----------
Net intellectual property                      $ 3,120,147          $ 3,169,724
                                               ===========          ===========


Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) Technologies. Amortization expense was $62,724 and $61,543, respectively, for the three months ended October 31, 2009 and 2008.

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

Note 6. Research and Option Agreement and License and Supply Agreements

     On May 22, 2009, the Company and Becton, Dickinson and Company ("BD") entered into a Research and Option Agreement (the "Agreement").

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

     On September 24, 2009, BD declined to exercise its licensing option and will not longer participate in the technical development of the BACcel(TM) system. The Company is currently in discussions with alternative commercialization prospects and is seeking a new strategic partner to assist in developing, manufacture and taking the BACcel(TM) system to market.

On November 24, 2007 the Company extended the non-exclusive Slide H license with Schott Jenaer Glas GmbH ("Schott") for three more years, to expire on November 23, 2010. The terms of the extended license were $100,000, $50,000 for a prepaid license and $50,000 in prepaid royalties. The Company granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expired on December 31, 2008. The terms were $100,000; $50,000 for a prepaid license and $50,000 in prepaid royalties.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%). Royalties in the aggregate amount of $ 15,549 and $652 respectively were earned during the three months ended October 31, 2009 and 2008.


Note 7. Employee Stock Based Compensation

On October 31, 2009, there were Common Stock options outstanding at prices ranging from $1.45 to $4.50 with expiration dates between November 3, 2009 and October 28, 2018. For the three months ended October 31, 2009 and 2008, stock options exercisable into 1,040,000 and 987,500 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

On August 26, 2009, 100,000 options to purchase shares of the Company's common stock at a price of $1.50 per share were exercised by an officer and director of the Company on a cashless basis. Upon exercise, 47,468 of these shares were surrendered in a cashless exchange. The share price on the date of exercise was $3.16 per share. As of the date of this Quarterly Report, the balance of the shares to be issued, 52,532, have not yet been issued.

For the quarters ended October 31, 2009 and 2008, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended October 31, 2009 and 2008: no dividend yield; risk free interest rate of 2.37% to 5%; expected life of 3-10 years; and expected volatility of 44% to 66%. The weighted average remaining contractual life of options outstanding at October 31, 2009 and 2008 was 4.13 and 4.50 years, respectively.

As of October 31, 2009, the total unrecognized share-based compensation cost related to unvested stock options was approximately $11,878. For the three month period ended October 31, 2009 and 2008 the Company recognized $9,177 and $95,476, respectively in stock based compensation costs related to the issuance of stock options to employees.


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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel(TM) system, the Company will obtain sufficient capital to complete the development of the BACcel(TM) system, the Company will find a new strategic partner to assist in developing, manufacture and taking the BACcel(TM) system to market, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled "Risk Factors" are in its 10-K for the year ended July 31, 2009, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

Management believes, based on outside opinions and direct market research, that the Company is the only organization in the world to be developing a rapid diagnostic solution, and one that includes these organisms and strain types.

To date, we have established the functional requirements of the BACcel(TM) platform. We tested the specific analyses required in the BACcel(TM) system and published the results at major scientific and clinical conferences. We have been guided by leading medical experts in our development strategy and product design.

In parallel to the BACcel(TM) system development, we have developed and independently licensed OptiChem(R) surface coatings to other companies for use in microarraying and other molecular detection products. We have granted Schott Jenaer Glas GmbH, a global leader in high-quality glass manufacturing, a non-exclusive license to manufacture and market microarraying slides using OptiChem(R) coatings. We have also licensed NanoString Technologies Inc. the use OptiChem(R) in their innovative molecular bar-coding systems for high-sensitivity gene expression analysis.

During the three months ended October 31, 2009, research collaborators at the Denver Health Medical Center and Barnes-Jewish Hospital, St. Louis continued studies using prototypes of the BACcel(TM) system. These collaborators and Accelr8 scientists reported their recent findings in two presentations in October at the joint sessions of the 48th Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC, www.icaac.org) and the Infectious Diseases Society of America (IDSA, www.idsociety.org). One study added to those for antibiotic resistance tests previously presented by company scientists. The other added a retrospective model that projected the clinical utility of rapid diagnostics based on BACcel(TM) system results on stored bacterial cultures.

During the quarter ended October 31, 2009, we continued the scale-up of our proprietary antibody development methods, including antibodies for identification of Acinetobacter baumannii and Pseudomonas aeruginosa. We believe that the scale-up will provide material for BACcel(TM) system development, outside research support, and additional test development. We also advanced the development of antibodies required for additional organisms, and initiated other types of testing used for identification of bacteria.

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

     During the quarter ended October 31, 2009, deferred revenues of $15,549 in prepaid royalties by SCHOTT were recognized.

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

     On May 22, 2009, the Company and Becton, Dickinson and Company ("BD") entered into a Research and Option Agreement (the "Agreement").

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


Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") (Topic 105, "Generally Accepted Accounting Principles"), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company has adopted FASB ASC for periods ending after September 15, 2009.

Changes in Results of Operations: Three months ended October 31, 2009 compared to three months ended October 31, 2008

During the three months ended October 31, 2009, OptiChem(R) revenues were $15,549 as compared to $652 during the three month period ended October 31, 2008, an increase of $14,897. The increase was a result of licensing of OptiChem(R) technology to Schott and Nanostring and the recognition of royalty income.

Technical development fees during the three-month period ended October 31, 2009 were $0 as compared to $300,000 during the three-month period ended October 31, 2008, a decrease of $300,000 or 100%. Technical development fees are no longer being received due to BD declining to exercise its licensing option pursuant to the Agreement., Research and development expenses for the three months ended October 31, 2009 were $160,899 as compared to $159,777 during the three months ended October 31, 2008, an increase of $1,122 or .7%. The increase was primarily the result of numerous factors including the increases in salaries and related accruals of $10,122 and decreases in clinical trial expenditures of $13,326.

During the three months ended October 31, 2009, general and administrative expenses were $212,683 as compared to $250,463 during the three month period ended October 31, 2008, a decrease of $37,780 or 15.08%. The decreases were primarily the result of both stock based compensation charges and consulting fees.

The increase in amortization was negligible for the three months ended October 31, 2009 as compared to the three month period ended October 31, 2008.

Marketing and sales expenses for the three months ended October 31, 2009 were $0 as compared to $1,166 during the three months ended October 31, 2008, a decrease of $1,116 or 100%. The decrease was primarily due to a reduction in expenses in connection with scientific conference attendance.

Depreciation for the three months ended October 31, 2009 was $2,616 as compared to $5,686 during the three months ended October 31, 2008, a decrease of $3,070 or 54%. The decreased depreciation was the result of the increased age of assets and the disposal of equipment no longer used in our operations.

As a result of the above factors, loss from operations for the three months ended October 31, 2009 was $423,373 as compared to a loss of $177,983 during the three months ended October 31, 2008, a increased loss of $245,390 or 137.9%.

Investment and dividend income during the three months ended October 31, 2009 was $1,363 as compared to $8,914 during the three months ended October 31, 2008 a decrease of $7,551 or 84.7%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

Unrealized holding gains on investments held in the deferred compensation trust for the three months ended October 31, 2009 were $10,029 as compared to an unrealized loss of $55,030 for the three months ended October 31, 2008, an increase of $65,059. The change was a result of increased value of the underlying securities and general market conditions.

As a result of these factors, net loss for the three months ended October 31, 2009 was $411,981 as compared to $224,099 during the three months ended October 31, 2008, an increased loss of $187,882 or 83.8%.

Capital Resources and Liquidity

During the three months ended October 31, 2009 and October 31, 2008, we did not generate positive cash flows from operating activities.

The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel(TM) system.

The continued operation of our business will require an additional capital infusion and we plan to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions as we deem reasonable, if at all. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial in not a complete loss on their investment.

     The independent auditor's report accompanying the Company's July 31, 2009 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The audited July 31, 2009 consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Our accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We believe that the plan of operations for the next twelve months will require additional capital of approximately $1,200,000. Management believes that current cash balances plus cash flow from operations will not be sufficient to fund our capital and liquidity needs for the next twelve months and we will be required to obtain additional capital through the issuance of debt or equity securities or other means to execute our plans. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders. At October 31, 2009, as compared to July 31, 2009, cash and cash equivalents decreased by $391,609 from $862,076 to $470,467, or approximately 45.4% and the Company's working capital decreased $406,862 or 51.8% from $785,114 to $378,252. During the same period, shareholders' equity decreased from $3,894,494 to $3,491,688 as a result of losses incurred and charges related to stock options. Our working capital requirements are expected to decrease as cost cutting measures will be undertaken.

The net cash used in operating activities was $302,117 during the three months ended October 31, 2009 compared to net cash used in operating activities of $68,096 during the three months ended October 31, 2008. The principal elements that gave rise to the increase of net cash used in operating activities were primarily the result of increased net losses for the period.

Cash used by investing activities during the three months ended October 31, 2009 was $89,492. The cash investing activities was the result of the funding of the deferred compensation investment account and additional patent expenditures.

Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs until approximately February 2010.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

     The Company's interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments.

Item 4T. Controls and Procedures.

     An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, Mr. Geimer concluded that as of October 31, 2009, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2009.

                           PART II--OTHER INFORMATION


Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

     There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission on November 13, 2009 and investors are encouraged to review those risk factors in detail before making any investment in the Company's securities.

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

Dated:  December 15, 2009                  ACCELR8 TECHNOLOGY CORPORATION


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