Form 10-Q
period 2010-01-31
ACCELR8 TECHNOLOGY CORP
filed 2010-03-17
CIK 727207

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010
                               ----------------
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,226,210 (not including 52,532 shares to be issued pursuant to the exercise of stock options in August 2009, which as of December 14, 2009 have not been issued).

                                      INDEX
                                                                            Page


PART 1.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Balance Sheets January 31, 2010 (unaudited) and
           July 31, 2009                                                       3

           Condensed Statements of Operations for the three and six
           months ended January 31, 2010 and 2009 (unaudited)                  4

           Condensed Statements of Cash Flows for the six months ended
           January 31, 2010 and 2009 (unaudited)                               5

           Notes to Unaudited Condensed Financial Statements                6-10

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         18

Item 4.    Controls and Procedures                                            18


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  18

Item 1A.   Risk Factors                                                       18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.    Defaults Upon Senior Securities                                    19

Item 4.    Submission of Matters to a Vote of Security Holders                19

Item 5.    Other Information                                                  19

Item 6.    Exhibits                                                           19


SIGNATURES                                                                    20

CERTIFICATION OF OFFICERS


                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                              Accelr8 Technology Corporation
                                 Condensed Balance Sheets
                                          ASSETS

                                                          January 31, 2010   July 31, 2009
                                                          ----------------   -------------
                                                               (Unaudited)
Current assets:
Cash and cash equivalents                                     $    108,861    $    862,076
Accounts receivable                                                 15,376               0
Inventory                                                           36,045          53,445
Prepaid expenses and other current assets                           50,235          27,698
                                                              ------------    ------------
Total current assets                                               210,517         943,219

Property and equipment, net                                          9,722          14,655

Investments, net                                                 1,199,447       1,103,837

Intellectual property, net (Note 3)                              3,069,717       3,169,724
                                                              ------------    ------------

Total assets                                                  $  4,489,403    $  5,231,435
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                    65,400          39,457
Accrued compensation and other liabilities                          25,950          25,883
Deferred revenue                                                    42,598          92,765
                                                              ------------    ------------
Total current liabilities                                          133,948         158,105

Long-term liabilities:
Deferred compensation                                            1,236,947       1,178,836
                                                              ------------    ------------
Total liabilities                                                1,370,895       1,336,941
                                                              ------------    ------------

Commitments and Contingencies

Shareholders' equity
Common Stock, no par value; 14,000,000 shares authorized;       13,803,820      13,803,820
10,226,210 shares issued and outstanding
(Not including 52,532 shares to be issued. See Note 7.)
Contributed capital                                              1,137,424       1,118,306
Accumulated (deficit)                                          (11,549,136)    (10,754,032)
Shares held for employee benefit (1,129,110 shares at cost)       (273,600)       (273,600)
                                                              ------------    ------------

Total shareholders' equity                                       3,118,508       3,894,494
                                                              ------------    ------------

Total liabilities and shareholders' equity                    $  4,489,403    $  5,231,435
                                                              ============    ============


See Accompanying Notes to Financial Statements


                                  Accelr8 Technology Corporation
                                Condensed Statements of Operations
                   For the Three and Six Months ended January 31, 2010 and 2009
                                            (Unaudited)

                                         3 Months Ended January 31        6 Months Ended January 31
                                            2010            2009            2010            2009
                                        ------------    ------------    ------------    ------------

Revenues:
OptiChem(R) revenues                    $     49,995    $     14,493          65,544    $     15,145
Technical development fees                         0         300,000               0         600,000
License fees                                       0          50,000               0          50,000
                                        ------------    ------------    ------------    ------------
Total Revenues                                49,995         364,493          65,544         665,145
                                        ------------    ------------    ------------    ------------

Costs and expenses:
Research and development                     131,554         194,603         292,453         354,380
General and administrative                   245,541         213,714         458,224         464,177
Amortization                                  62,649          61,753         125,373         123,296
Marketing and sales                                0           5,663               0           6,829
Depreciation                                   2,617           5,686           5,233          11,372
Cost of sales                                      0               0               0               0
                                        ------------    ------------    ------------    ------------
Total costs and expenses                     442,361         481,419         881,283         960,054
                                        ------------    ------------    ------------    ------------

Loss from operations                        (392,366)       (116,926)       (815,739)       (294,909)
                                        ------------    ------------    ------------    ------------

Other income:
Interest and dividend income                   1,255           5,154           2,617          14,068
Unrealized gain (loss) on investments          7,989         (42,558)         18,018         (97,588)
                                        ------------    ------------    ------------    ------------
Total other income                             9,244         (37,404)         20,635         (83,520)
                                        ------------    ------------    ------------    ------------

Net loss                                $   (383,122)   $   (154,330)       (795,104)   $   (378,429)
                                        ============    ============    ============    ============

Net loss per share:
Basic and diluted net loss per share    $       (.04)   $       (.02)   $       (.08)   $       (.04)
                                        ============    ============    ============    ============

Weighted average shares outstanding       10,226,210      10,226,210      10,226,210      10,226,210
                                        ============    ============    ============    ============


See Accompanying Notes to Financial Statements


                       Condensed Statements of Cash Flows
               For the Six Months Ended January 31, 2010 and 2009
                                   (Unaudited)

                                                         2010           2009
                                                     -----------    -----------
Cash flows from operating activities:
Net loss                                             $  (795,104)   $  (378,429)
Adjustments to reconcile net (loss) to net
cash (used in) operating activities:
Depreciation                                               5,233         11,372
Amortization                                             125,373        123,296
Fair value of stock options granted for services          19,118        126,308
Unrealized holding (gain) loss on investments            (18,018)        97,588
Reinvested earnings - interest and dividends              (2,592)       (10,701)
(Increase) decrease in assets:
Accounts receivable                                      (15,376)       (43,666)
Inventory                                                 17,400         18,363
Prepaid expense and other                                (22,537)        14,776
Increase (decrease) in liabilities:
Accounts payable                                          25,943        (35,513)
Accrued liabilities                                           67         (7,434)
Deferred revenue                                         (50,167)       (15,145)
Deferred compensation                                     58,111        (49,388)
                                                     -----------    -----------
Net cash (used in) operating activities                 (652,549)      (148,573)
                                                     -----------    -----------

Cash flows from investing activities:

Purchases of equipment and patents                       (25,666)       (22,670)
Contribution to deferred compensation trust              (75,000)       (75,000)
                                                     -----------    -----------
Net cash used in investing activities                   (100,666)       (97,670)
                                                     -----------    -----------

Decrease in cash and cash equivalents                   (753,215)      (246,243)

Beginning balance                                        862,076      1,233,100
                                                     -----------    -----------

Ending balance                                       $   108,861    $   986,857
                                                     ===========    ===========

See Accompanying Notes to Financial Statements

                                        5

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2009, included in our annual report on Form 10-K as filed with the SEC on November 13, 2009.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and six months ended January 31, 2010 may not be indicative of the results of operations for the year ended July 31, 2010.

Note 2. Going Concern

The Financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant operating losses. As of January 31, 2010, we have limited financial resources and have not been able to generate positive cash flow from operations. At January 31, 2010, as compared to July 31, 2009, cash and cash equivalents decreased by $753,215 from $862,076 to $108,861, or approximately 87.3% and the Company's working capital decreased $708,545 or 90.2% from $785,114 to $76,569. These factors raise substantial doubt about our ability to continue as a going concern. Management plans to fund its future operation by joint venturing and obtaining additional financing. However, there is no assurance that we will be able to obtain any joint venture partners or obtain additional financing from investors or private lenders.

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

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at January 31, 2010 and July 31, 2009. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

Note 5. Intellectual Property

Intellectual property consisted of the following:

                                              January 31, 2010     July 31, 2009
                                              ----------------     -------------

OptiChem(R) Technologies                         $ 4,454,538        $ 4,454,538
Patents                                              507,367            482,000
Trademarks                                            49,019             49,019
                                                 -----------        -----------
Total intellectual property                        5,010,924          4,985,557
Accumulated amortization                          (1,941,207)        (1,815,833)
                                                 -----------        -----------
Net intellectual property                        $ 3,069,717        $ 3,169,724
                                                 ===========        ===========

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $125,373 and $123,296, respectively, for the six months ended January 31, 2010 and 2009.

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

On November 24, 2007 the Company extended the non-exclusive Slide H license with Schott Jenaer Glas GmbH ("Schott") for three more years, to expire on November 23, 2010. The terms of the extended license were $100,000, with $50,000 for a prepaid license and $50,000 in prepaid royalties. The Company granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expired on December 31, 2008. The terms were $100,000; $50,000 for a prepaid license and $50,000 in prepaid royalties.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem(R) coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%). Royalties in the aggregate amount of $ 4,729 and $652 respectively were earned during the three months ended January 31, 2010 and 2009. Royalties earned during the six months ended January 31, 2010 and 2009 were $4,729 and $792 respectively.

Note 7. Employee Stock Based Compensation

On January 31, 2010, there were Common Stock options outstanding at prices ranging from $1.45 to $4.50 with expiration dates between November 3, 2009 and October 28, 2018. For the three months ended January 31, 2010 and 2009, stock options exercisable into 1,087,500 and 1,040,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

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

For the six month periods ended January 31, 2010 and 2009, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended January 31, 2010 and 2009: no dividend yield; risk free interest rate of 2.37% to 5%; expected life of 3-10 years; and expected volatility of 44% to 66%. The weighted average remaining contractual life of options outstanding at January 31, 2010 and 2009 was 4.13 and 4.50 years, respectively.

As of January 31, 2010, the total unrecognized share-based compensation cost related to unvested stock options was approximately $1,407. For the three month period ended January 31, 2010 and 2009 the Company recognized $9,941 and $30,832, respectively in stock based compensation costs related to the issuance of stock options to employees. The six months ended January 31, 2010 and 2009, the Company recognized $19,118 and $126,308, respectively in stock based compensation costs.

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

During the three months ended January 31, 2010, research collaborators at the Denver Health Medical Center and Barnes-Jewish Hospital, St. Louis continued studies using prototypes of the BACcel(TM) system. During the quarter ended January 31, 2010 our pilot clinical study with ICU patients at the Denver Health Medical Center increased its case entry rate. We had enough cases monitored for a long enough time to begin seeing positive specimens. We also found positive specimens on the first day for patients who entered the ICU with a pneumonia infection already started. Results will remain coded until we have enough patients completing the observation period.

Subject to the receipt of capital, during the next twelve months, we intend to continue technical validation of the BACcel(TM) system methods, continue field studies including pilot clinical studies at Denver Health and Barnes-Jewish Hospital, continue to publish the results of internal and collaborative studies, and seek a strategic partner or licensee for BACcel(TM) product commercialization. Additionally, in order to ensure future viability, the Company is cutting costs in all areas and has reduced substantially it's labor, benefit and payroll costs through natural attrition.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") (Topic 105, "Generally Accepted Accounting Principles"), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company has adopted FASB ASC for periods ending after September 15, 2009.

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED JANUARY 31, 2010 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2009.

During the three months ended January 31, 2010, OptiChem(R) revenues were $49,995 as compared to $14,493 during the three month period ended January 31, 2009, an increase of $35,502 or 245%. The increase was due to the royalties earned from sales of slides H and HS sold by Schott. Of the $49,995 of OptiChem(R) revenues, $34,619 was applied toward deferred revenue from pre-paid royalties.

Technical development fees during the three-month period ended January 31, 2010 were $0 as compared to $300,000 during the three-month period ended January 31, 2009, a decrease of $300,000 or 100%. Technical development fees were no longer being received as a result of the termination of the Research and Option Agreement with BD entered into in May 2008.

License fees were $0 during the three months ended January 31, 2010 as compared to $50,000 during the three months ended January 31, 2009. License fees during the three months ended January 31, 2009 were the result of a license agreement entered into with Schott Jenaer Glas GmbH for Slide H to produce and sell the Company's technology on coated OptiChem(R) slides.

Research and development expenses for the three months ended January 31, 2010 were $131,554 as compared to $194,603 during the three months ended January 31, 2009, a decrease of $63,049 or 32.4%. This decrease was primarily due to decreased clinical trial expenditures.

During the three months ended January 31, 2010, general and administrative expenses were $245,541 as compared to $213,714 during the three months ended January 31, 2009, an increase of $31,827 or 14.9%. The increase was primarily due to fees related to the engagement of an investment banker, and shareholder expenses related to the annual meeting and mailing of annual reports. Additional deferred compensation charges which increased by $47,308 and accounting and audit fees which increased by $7492.

The increase in amortization was negligible for the three months ended January 31, 2010 as compared to the three month period ended January 31, 2009.

Marketing and sales expenses for the three months ended January 31, 2010 were $0 as compared to $5,663 during the three months ended January 31, 2009, a decrease of $5,663. No marketing related charges were incurred in the current quarter.

Depreciation for the three months ended January 31, 2010 was $2,617 as compared to $5,686 during the three months ended January 31, 2009, a decrease of $3,069 or 53.9%. The decreased depreciation was the result of some assets becoming fully depreciated during the three months ended January 31, 2010, coupled with no new purchases of on-site lab equipment during the quarter ended January 31, 2010.

As a result of the above factors, loss from operations for the three months ended January 31, 2010 was $392,366 as compared to a loss of $116,926 during the three months ended January 31, 2009, an increased loss of $275,440 or 235.6%.

Interest and dividend income during the three months ended January 31, 2010 was $1,255 as compared to $5,154 during the three months ended January 31, 2009, a decrease of $3,899 or 75.7%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended January 31, 2010 was $7,989 as compared to an unrealized loss of $42,558 during the three months ended January 31, 2009, an increase of $50,547. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended January 31, 2010 was $383,122 as compared to $154,330 during the three months ended January 31, 2009, an increased loss of $228,792 or 148.3%.

CHANGES IN RESULTS OF OPERATIONS: SIX MONTHS ENDED JANUARY 31, 2010 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2009.

During the six months ended January 31, 2010, OptiChem(R) revenues were $65,544 as compared to $15,145 during the six month period ended January 31, 2009, an increase of $50,399 or 332.8%. The increase was due to the royalties earned from sales of slides H and HS sold by Schott. Of the $65,544 of OptiChem(R) revenues, $50,167 was applied toward deferred revenue from pre-paid royalties.

Technical development fees during the six-month period ended January 31, 2010 were $0 as compared to $600,000 during the six-month period ended January 31, 2009, a decrease of $600,000 or 100%. Technical development fees were no longer being received as a result of the termination of the Research and Option Agreement with BD entered into in May 2008.

License fees were $0 during the six months ended January 31, 2010 as compared to $50,000 during the six months ended January 31, 2009. License fees during the six months ended January 31, 2009 were the result of a license agreement entered into with Schott Jenaer Glas GmbH for Slide H to produce and sell the Company's technology on coated OptiChem(R) slides.

Research and development expenses for the six months ended January 31, 2010 were $292,453 as compared to $354,380 during the six months ended January 31, 2009, a decrease of $61,927 or 17.5%. This decrease was primarily due to decreased consulting/engineering fees related to the development of the BACcel(TM) platform and reductions in clinical trial expenditures.

During the six months ended January 31, 2010, general and administrative expenses were $458,224 as compared to $464,177 during the six month period ended January 31, 2009, a decrease of $5,953 or 1.3%. The decrease was primarily due to decreases in corporate and shareholder expenses and employment related salaries and benefits.

Marketing and sales expenses for the six months ended January 31, 2010 were $0 as compared to $6,829 during the six months ended January 31, 2009, a decrease of $6,829 or 100.0%. No marketing and sales expense to industry trade shows costs were incurred during the period due to cost cutting measures.

Depreciation for the six months ended January 31, 2010 was $5,233 as compared to $11,372 during the six months ended January 31, 2009, a decrease of $6,139 or 54%. The decreased depreciation was the result of some assets becoming fully depreciated during the year ended July 31, 2009, coupled with no new purchases of on-site lab equipment during the six months ended January 31, 2010.

As a result of the above factors, loss from operations for the six months ended January 31, 2010 was $815,739 as compared to a loss of $294,909 during the six months ended January 31, 2009, an increase of losses of $520,830 or 176.6%.

Investment and dividend income during the six months ended January 31, 2010 was $2,617 as compared to $14,068 during the six months ended January 31, 2009 a decrease of $11,451 or 81.4%. Interest income decreased as a result of decreased interest rates and the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the six months ended January 31, 2010 was a gain of $18,018 as compared to a loss of $97,588 for the six months ended January 31, 2009, an increased gain of $115,606. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the six months ended January 31, 2010 was $795,104 as compared to $378,429 during the six months ended January 31, 2009, an increased loss of $416,675 or 110.1%.

Capital Resources and Liquidity

During the six months ended January 31, 2010 and January 31, 2009, we did not generate positive cash flows from operating activities.

The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel(TM) system.

The continued operation of our business will require an additional capital infusion and we plan to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions as we deem reasonable, if at all. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial if not a complete loss on their investment.

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

At January 31, 2010, as compared to July 31, 2009, cash and cash equivalents decreased by $753,215 from $862,076 to $108,861, or approximately 87.3% and the Company's working capital decreased $708,545 or 90.2% from $785,114 to $76,569. During the same period, shareholders' equity decreased from $3,894,494 to $3,118,508.

The net cash used in operating activities was $652,549 during the six months ended January 31, 2010 compared to cash used in operating activities of $148,573 during the six months ended January 31, 2009. The principal element that gave rise to the decrease of cash used in operating activities was the net loss of $795,104 adjusted by items not currently requiring the use of cash such as depreciation and amortization totaling $130,596.

Management believes that current cash balances, cash flow, and obtaining additional capital through financing, joint ventures or additional equity capital from operations will be sufficient to fund our capital and liquidity needs until approximately July 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures

 An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based on that evaluation, Mr. Geimer concluded that as of January 31, 2010, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The Annual Meeting of the Company's Shareholders was held on December 16, 2009. The matters considered at the meeting were:

a) The election of Thomas V. Geimer, Charles E. Gerretson and John D. Kucera to the Company's Board of Directors;

b) To ratify the selection of Comiskey & Company, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending July 31, 2010.

Each of the nominees was elected to the Board of Directors, and Comiskey & Company, P.C. were ratified as the Company's independent registered public accounting firm.

     The votes cast at the annual meeting upon the matters considered were as follows:

                                          For                      Withhold
                                          ---                      --------
     Election of Directors

       Thomas V. Geimer                   7,013,948                195,413
       Charles E. Gerretson               7,021,520                187,841
       John D. Kucera                     7,049,560                159,801


     Ratification of Comiskey & Company, P.C. as the independent registered public accounting firm of the Company for the fiscal year ending July 31, 2010.

                                 For                Against            Withhold
                                 ---                -------            --------
                                 7,094,818          7,867              106,676


Item 5. Other Information
-------------------------

None.

Item 6. Exhibits
----------------

Exhibit No.    Description

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

Dated:  March 17, 2010                     ACCELR8 TECHNOLOGY CORPORATION



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