Form 10-Q
period 2010-04-30
ACCELR8 TECHNOLOGY CORP
filed 2010-06-14
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___

Commission File Number: 0-11485

ACCELR8 TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	84-1072256
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7000 N Broadway, Bldg. 3-307, Denver, CO 80221
(Address of principal executive offices) (Zip Code)

(303) 863-8088
(Registrant’s telephone number, including area code)

_________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]                                                      Accelerated filer  [  ]
Non-accelerated filer   [  ]                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,704,785 (not including 52,532 shares to be issued pursuant to the exercise of stock options which as of June 14, 2010, have not been issued).

Accelr8 Technology Corporation	1	10-Q 04-30-10

	INDEX
		Page
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets April 30, 2010 (unaudited) and July 31, 2009	3

	Condensed Statements of Operations for the three and nine months ended April 30, 2010 and 2009 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended April 30, 2010 and 2009 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATION OF OFFICERS

Accelr8 Technology Corporation	2	10-Q 04-30-10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Accelr8 Technology Corporation
Condensed Balance Sheets
ASSETS
	April 30, 2010 (Unaudited)	July 31, 2009
Current assets:
Cash and cash equivalents	$166,118	$862,076
Accounts receivable	20,195	0
Inventory	34,345	53,445
Prepaid expenses and other current assets	37,375	27,698
Total current assets	258,033	943,219

Property and equipment, net	7,098	14,655

Investments, net	1,223,569	1,103,837

Intellectual property, net (Note 3)	3,017,039	3,169,724

Total assets	$4,505,739	$5,231,435

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,702	$39,457
Accrued compensation and other liabilities	29,852	25,883
Deferred revenue	42,598	92,765
Total current liabilities	132,152	158,105

Long-term liabilities:
Deferred compensation	1,279,819	1,178,836
Total liabilities	1,411,971	1,336,941

Commitments and Contingencies

Shareholders’ equity
Common Stock, no par value; 14,000,000 shares authorized; 10,704,785, and 10,226,210 shares issued and outstanding, respectively (not including 52,532 shares to be issued pursuant to the exercise of stock options which as of June 14, 2010, have not been issued. See Note 7.)	14,138,820	13,803,820
Contributed capital	1,138,829	1,118,306
Accumulated (deficit)	(11,910,281)	(10,754,032)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders’ equity	3,093,768	3,894,494

Total liabilities and shareholders’ equity	$4,505,739	$5,231,435

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	3	10-Q 04-30-10

Accelr8 Technology Corporation
Condensed Statements of Operations
For the Three and Nine Months ended April 30, 2010 and 2009
(Unaudited)

	3 Months Ended April 30		9 Months Ended April 30
	2010	2009	2010	2009
Revenues:
OptiChem® revenues	$19,873	$28,527	$85,417	$43,672
Technical development fees	-	300,000	-	900,000
License fees	-	(50,000)	-	00
Total Revenues	19,873	278,527	85,417	943,672

Costs and expenses:
Research and development	108,415	209,921	400,879	564,299
General and administrative	231,549	224,203	689,764	688,380
Amortization	62,775	61,936	188,148	185,233
Marketing and sales	0	2,524	0	9,353
Depreciation	2,624	5,686	7,857	17,058

Total costs and expenses	405,363	504,270	1,286,648	1,464,323

Loss from operations	(385,490)	(225,743)	(1,201,231)	(520,651)

Other income:
Interest and dividend income	1,638	2,394	4,256	16,460
Unrealized gain (loss) on investments	22,708	14,422	40,727	(83,165)
Total other income	24,346	16,816	44,983	(66,705)

Net loss	$(361,144)	$(208,927)	$(1,156,248)	$(587,356)

Net loss per share:
Basic and diluted net loss per share	$(.03)	$(.02)	$(.11)	$(.06)

Weighted average shares outstanding	10,452,054	10,226,210	10,229,837	10,226,210

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	4	10-Q 04-30-10

Condensed Statements of Cash Flows
For the Nine Months Ended April 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,156,248)	$(587,356)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	7,857	17,058
Amortization	188,148	185,233
Fair value of stock options granted for services	20,523	157,007
Unrealized holding (gain) loss on investments	(40,727)	83,165
Reinvested earnings – interest and dividends	(4,005)	(13,071)
(Increase) decrease in assets:
Accounts receivable	(20,195)	6,334
Inventory	19,100	27,873
Prepaid expense and other	(9,677)	1,419
Increase (decrease) in liabilities:
Accounts payable	20,245	(8,022)
Accrued liabilities	3,969	876
Deferred revenue	(50,167)	6,328
Deferred compensation	100,983	(13,846)
Net cash (used in) operating activities	(920,194)	(137,002)

Cash flows from financing activities:
Sale of common stock	335,000	0

Cash flows from investing activities:

Purchases of equipment and patents	(35,764)	(42,197)
Contribution to deferred compensation trust	(75,000)	(75,000)
Net cash used in investing activities	(110,764)	(117,197)

Decrease in cash and cash equivalents	(695,958)	(254,199)

Beginning balance	862,076	1,233,100

Ending balance	$166,118	$978,901

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	5	10-Q 04-30-10

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and nine months ended April 30, 2010 may not be indicative of the results of operations for the year ended July 31, 2010.

Note 2.    Going Concern

The Financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, we have incurred significant operating losses.  As of April 30, 2010, we have limited financial resources and have not been able to generate positive cash flow from operations. At April 30, 2010, as compared to July 31, 2009, cash and cash equivalents decreased by $695,958 from $862,076 to $166,118, or approximately 80.7% and the Company’s working capital decreased $659,233 or 84.9% from $785,114 to $125,881.  These factors raise substantial doubt about our ability to continue as a going concern.  Management plans to fund its future operation by joint venturing and obtaining additional financing.  However, there is no assurance that we will be able to obtain any joint venture partners or obtain additional financing from investors or private lenders. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to substantially curtail our business activity or cease operating, and that our investors would incur substantial if not a complete loss on their investment.

Accelr8 Technology Corporation	6	10-Q 04-30-10

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

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at April 30, 2010 and July 31, 2009. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

Accelr8 Technology Corporation	7	10-Q 04-30-10

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

Accelr8 Technology Corporation	8	10-Q 04-30-10

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Note 5.    Intellectual Property

Intellectual property consisted of the following:

	April 30, 2010	July 31, 2009

OptiChem® Technologies	$4,454,538	$4,454,538
Patents	517,463	482,000
Trademarks	49,019	49,019
Total intellectual property	5,021,020	4,985,557
Accumulated amortization	(2,003,981)	(1,815,833)
Net intellectual property	$3,017,039	$3,169,724

Accelr8 Technology Corporation	9	10-Q 04-30-10

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $188,148 and $185,233, respectively, for the nine months ended April 30, 2010 and 2009.

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

Note 6.    Research and Option Agreement and License and Supply Agreements

On May 22, 2008, the Company and Becton, Dickinson and Company (“BD”) entered into a Research and Option Agreement (the “Agreement”).

The Agreement provided for the establishment of a research program from the date of the Agreement until September 30, 2009 whereby BD funded certain research work by the Company relating to the Company’s BACcel™ rapid diagnostics platform (the BACcel™ Platform”). The research program included mutually agreed upon milestones to support BD’s product development planning.   Under the terms of the Agreement, in connection with the research program, the Company received certain periodic payments from BD between the date of the Agreement and July 1, 2009.

The Agreement also granted BD an option to acquire for an upfront payment and product-delivered royalties an exclusive license (the “Exclusive License”) from the Company for certain know-how and patent rights relating the BACcel™ Platform.  Upon termination of the option and the technical development project subsequent to successful milestone completion, Accelr8 received a non-exclusive license from BD for certain intellectual property.

On September 24, 2009, BD declined to exercise its licensing option and will no longer participate in the technical development of the BACcel(TM) system. The Company is currently in discussions with alternative commercialization prospects and is seeking a new strategic partner to assist in developing, manufacture and taking the BACcel™ system to market.

Accelr8 Technology Corporation	10	10-Q 04-30-10

On November 24, 2007 the Company extended the non-exclusive Slide H license with Schott Jenaer Glas GmbH (“Schott”) for three more years, to expire on November 23, 2010.  The terms of the extended license were $100,000, with $50,000 for a prepaid license and $50,000 in prepaid royalties. The Company granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expired on December 31, 2008. The terms were $100,000; $50,000 for a prepaid license and $50,000 in prepaid royalties.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).  Royalties in the aggregate amount of $0 and $1,881 respectively were earned during the three months ended April 30, 2010 and 2009. Royalties earned during the nine months ended April 30, 2010 and 2009 were $0 and $2,673 respectively.

Note 7.    Employee Stock Based Compensation

On April 30, 2010, there were Common Stock options outstanding at prices ranging from $1.45 to $4.50   with expiration dates between May 6, 2010 and October 28, 2018. For the three months ended April 30, 2010 and 2009, stock options exercisable into 1,040,000 and 1,105,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

On August 26, 2009, 100,000 options to purchase shares of the Company’s common stock at a price of $1.50 per share were exercised by an officer and director of the Company on a cashless basis.  Upon exercise, 47,468 of these shares were surrendered in a cashless exchange.  The share price on the date of exercise was $3.16 per share.   As of the date of this Quarterly Report, the balance of the shares to be issued, 52,532, have not yet been issued.

For the nine month periods ended April 30, 2010 and 2009, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended April 30, 2010 and 2009: no dividend yield; risk free interest rate of 2.37% to 5%; expected life of 3-10 years; and expected volatility of 44% to 66%. The weighted average remaining contractual life of options outstanding at April 30, 2010 and 2009 was 4.13 and 4.50 years, respectively.

Accelr8 Technology Corporation	11	10-Q 04-30-10

As of April 30, 2010, and 2009 the total unrecognized share-based compensation cost related to unvested stock options was approximately $0 and $25,144. For the three month period ended April 30, 2010 and 2009 the Company recognized $1,405 and $30,699, respectively in stock based compensation costs related to the issuance of stock options to employees.  The nine months ended April 30, 2010 and 2009, the Company recognized $20,523 and $157,007, respectively in stock based compensation costs.

Note 8.   Offering of Securities

Effective March 17, 2008, Accelr8 Technology Corporation held a closing on the sale (the "Offering") to accredited investors of an aggregate of 478,572 shares of the Company's no par value Common Stock sold at $0.70 per share (the "Common Stock") and warrants to purchase 478,572 shares of Common Stock at a purchase price of $1.00 per share that expire three years from the date of issuance (the "Warrants")(the "Common Stock and the Warrants are referred to herein as the "Securities").

Investors in the Securities have "piggyback" registration rights with respect to the resale of the shares of Common Stock, as well as the shares issuable upon exercise of the Warrants.  The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of common stock or common stock equivalents at a price less than $1.00 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions are not applicable to employee stock options and shares issued in connection with certain mergers and acquisitions.

Janco Partners, Inc. served as the placement agent for the Offering. The Company paid Janco Partners, Inc. commissions and expenses of $15,000 realizing $320,000 in net cash proceeds.  The Company also issued 10,715 warrants to Janco Partners, Inc. ("Placement Agent Warrants"), as additional compensation. The Placement Agent Warrants are three year warrants that are exercisable at a price of $1.00 per share. The Placement Agent Warrants, and the shares of Common Stock issuable upon exercise of the Placement Agent Warrants shall have registration, anti-dilution and other rights identical to the Warrants and Shares issued in the Offering.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel™ system, the Company will obtain sufficient capital to complete the development of the BACcel™ system, the Company will find a new strategic partner to assist in developing, manufacturing and taking the BACcel™ system to market, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will continue as a going concern, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Accelr8 Technology Corporation	12	10-Q 04-30-10

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

We are developing the BACcel™ system, a rapid bacterial diagnostic platform, by integrating our proprietary technologies into an automated system. Proprietary technologies include OptiChem® surface coatings, and various innovative assay processing methods. We have received patents or we have patent applications pending for the major technology components, methods, and systems.

The BACcel™ system development project began with a number of innovative analytical biological concepts that had no direct precedent, but which adapted well-accepted microbiological testing principles for automated analysis. Until now, these testing principles have only been applied to cultures that contain hundreds of millions of bacteria descended from single organisms, hand-selected as cultured colonies grown from a patient specimen.

The BACcel™ system is based on simple transformations of standard methods, using advanced automation technology to achieve substantially better performance than is possible with current testing methods. We believed that speed and precision should be possible by analyzing, as individuals, many thousands of cells extracted directly from the patient specimen. This contrasts with standard culturing in which the descendants of fewer than ten cells are presumed to represent the entire infectious bacterial population in a specimen, and with which many hours of repeated growth are required to perform analyses. Typically, initial testing requires 2-3 days, which is too late to help guide the physician to make treatment decisions for critically ill patients who often become infected with drug-resistant bacteria. As a result, initial therapy typically proves inadequate in 20% to 40% of such cases, causing high mortality, serious medical complications, and extended length of stay.

Accelr8 Technology Corporation	13	10-Q 04-30-10

Published studies on ICU patients consistently show that a hospital-acquired infection (HAI) doubles the risk of mortality and complications. Infection with a multi-resistant organism quadruples risks relative to comparable un-infected patients. The most important reason for elevated risk is inadequate initial therapy, caused by widespread and complex mechanisms of drug resistance.

We intend the BACcel™ system to report bacterial quantitation and identification within 2 hours of patient specimen processing. We plan to augment the first reported identification with additional identification of major antibiotic resistance mechanisms. We believe that resistance mechanism identification will require no more than 4 additional hours of testing, with some results becoming available more quickly than others.

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

The second report would include the identification of additional important resistance mechanisms that might similarly rule out the next most important drugs. In this way, we believe that the BACcel™ system will systematically test for the most significant resistance mechanisms. This would leave the physician with specific drug choices that are most likely to prove effective. From these, the physician would then be able to hold in reserve those drugs considered "salvage" or "last choice" drugs. This approach of reserving drugs helps to delay the emergence of resistance for the few drugs still available to treat highly resistant strains.

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

Accelr8 Technology Corporation	14	10-Q 04-30-10

Management believes, based on outside opinions and direct market research, that the Company is the only organization in the world to be developing a rapid diagnostic solution, and one that includes these organisms and strain types.

To date, we have established the functional requirements of the BACcel™ platform. We tested the specific analyses required in the BACcel™ system and published the results at major scientific and clinical conferences. We have been guided by leading medical experts in our development strategy and product design.

In parallel to the BACcel™ system development, we have developed and independently licensed OptiChem® surface coatings to other companies for use in microarraying and other molecular detection products. We have granted Schott Jenaer Glas GmbH, a global leader in high-quality glass manufacturing, a non-exclusive license to manufacture and market microarraying slides using OptiChem® coatings. We have also licensed NanoString Technologies Inc. the use OptiChem® in their innovative molecular bar-coding systems for high-sensitivity gene expression analysis.

During the three months ended April 30, 2010, research collaborators at the Denver Health Medical Center and Barnes-Jewish Hospital, St. Louis continued studies using prototypes of the BACcel™ system. During the quarter ended April 30, 2010 our pilot clinical study with ICU patients at the Denver Health Medical Center continued to accrue cases.  We have found additional positive specimens. Results will remain coded until we have enough patients completing the observation period.

The continued operation of our business will require an immediate capital infusion and we plan to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions as we deem reasonable, if at all.  Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to cease operating, and that our investors would incur substantial if not a complete loss on their investment.

Subject to the receipt of capital, during the next twelve months, we intend to continue technical validation of the BACcel™ system methods, continue field studies including pilot clinical studies at Denver Health and Barnes-Jewish Hospital, continue to publish the results of internal and collaborative studies, and seek a strategic partner or licensee for BACcel™ product commercialization. Additionally, in order to ensure future viability, the Company is cutting costs in all areas and has reduced substantially it’s labor, benefit and payroll costs through natural attrition.

Accelr8 Technology Corporation	15	10-Q 04-30-10

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") (Topic 105, "Generally Accepted Accounting Principles"), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company has adopted FASB ASC for periods ending after September 15, 2009.

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets. ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

Accelr8 Technology Corporation	16	10-Q 04-30-10

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. ASU 2010-04 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. ASU 2010-05 is effective January 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging. ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8. ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability. A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and is not expected to have a significant impact on the Company’s financial statements.

Accelr8 Technology Corporation	17	10-Q 04-30-10

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED APRIL 30, 2010 COMPARED TO THREE MONTHS ENDED APRIL 30, 2009.

During the three months ended April 30, 2010, OptiChem(R) revenues were $19,873 as compared to $28,527 during the three month period ended April 30, 2009, a decrease of $8,654 or 30.3%.  The decrease was due to fewer royalties earned from sales of slides H and HS sold by Schott.

Technical development fees during the three-month period ended April 30, 2010 were $0 as compared to $300,000 during the three-month period ended April 30, 2009, a decrease of $300,000 or 100%. Technical development fees were no longer being received as a result of the termination of the Research and Option Agreement with BD entered into in May 2008.

License fees were $0 during the three months ended April 30, 2010 as compared to $(50,000) during the three months ended April 30, 2009.  License fees during the three months ended April 30, 2009 were adjusted and reclassified to deferred revenue.

Research and development expenses for the three months ended April 30, 2010 were $108,415 as compared to $209,921 during the three months ended April 30, 2009, a decrease of $101,506 or 48.4%. This decrease was primarily due to decreased clinical trial expenditures, consulting, lab supplies and salaries totaling $61,863.

During the three months ended April 30, 2010, general and administrative expenses were $231,549 as compared to $224,203 during the three months ended April 30, 2009, an increase of $7,346 or 3.3%. The increase was primarily due to reductions in consulting fees of $28,701, offset by an increase in shareholder costs of as a result of costs related to the issuance of additional common stock and other miscellaneous increases of $36,047.

The increase in amortization was negligible for the three months ended April 30, 2010 as compared to the three month period ended April 30, 2009.

Marketing and sales expenses for the three months ended April 30, 2010 were $0 as compared to $2,524 during the three months ended April 30, 2009, a decrease of $2,524. No marketing related charges were incurred in the current quarter.

Depreciation for the three months ended April 30, 2010 was $2,624 as compared to $5,686 during the three months ended April 30, 2009, a decrease of $3,062 or 53.8%. The decreased depreciation was the result of some assets becoming fully depreciated during the three months ended April 30, 2010, coupled with few purchases of on-site lab equipment during the quarter ended April 30, 2010.

Accelr8 Technology Corporation	18	10-Q 04-30-10

As a result of the above factors, loss from operations for the three months ended April 30, 2010 was $385,490 as compared to a loss of $225,743 during the three months ended April 30, 2009, an increased loss of $159,747 or 70.7%.

Interest and dividend income during the three months ended April 30, 2010 was $1,638 as compared to $2,394 during the three months ended January 31, 2009, a decrease of $756 or 31.6%. Interest income decreased as a result of decreased interest rates and reduced amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended April 30, 2010 was $22,708 as compared to an unrealized gain of $14,422 during the three months ended April 30, 2009, an increase of $8,286. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended April 30, 2010 was $361,144 as compared to $208,927 during the three months ended April 30, 2009, an increased loss of $152,217 or 72.8%.

CHANGES IN RESULTS OF OPERATIONS: NINE MONTHS ENDED APRIL 30, 2010 COMPARED TO NINE MONTHS ENDED APRIL 30, 2009.

During the nine months ended April 30, 2010, OptiChem(R) revenues were $85,417 as compared to $43,672 during the six month period ended April 30, 2009, an increase of $41,745 or 95.6%. The increase was due to the royalties earned from sales of slides H and HS sold by Schott.  Of the $85,417 of OptiChem® revenues, $50,167 was applied toward deferred revenue from pre-paid royalties.

Technical development fees during the nine-month period ended April 30, 2010 were $0 as compared to $900,000 during the nine-month period ended April 30, 2009, a decrease of $900,000 or 100%. Technical development fees were no longer being received as a result of the termination of the Research and Option Agreement with BD entered into in May 2008.

Research and development expenses for the nine months ended April 30, 2010 were $400,879 as compared to $564,299 during the nine months ended April 30, 2009, a decrease of $163,420 or 28.9%. This decrease was primarily due to decreased consulting/engineering clinical trial expenses of $31,953, supplies and lab expenses of $40,808, and salaries of $6,876.

During the nine months ended April 30, 2010, general and administrative expenses were $689,764 as compared to $688,380 during the nine month period ended April 30, 2009, an increase of $1,384 or 2%. The increase was primarily due to increases in corporate and shareholder expenses related to issuance of stocks and warrants of $25,116 with reductions in salaries and consultant fees of $19,365.

Accelr8 Technology Corporation	19	10-Q 04-30-10

Marketing and sales expenses for the nine months ended April 30, 2010 were $0 as compared to $9,353 during the nine months ended April 30, 2009, a decrease of $9,353 or 100%. No marketing and sales expense to industry trade shows costs were incurred during the period due to cost cutting measures.

Depreciation for the nine months ended April 30, 2010 was $7,857 as compared to $17,058 during the nine months ended April 30, 2009, a decrease of $9,201 or 54%. The decreased depreciation was the result of some assets becoming fully depreciated during the year ended July 31, 2009, coupled with no new purchases of on-site lab equipment during the nine months ended January 31, 2010.

As a result of the above factors, loss from operations for the nine months ended April 30, 2010 was $1,201,231 as compared to a loss of $520,651 during the nine months ended April 30, 2009, an increase of losses of $680,580 or 130.7%.

Investment and dividend income during the nine months ended April 30, 2010 was $4,256 as compared to $16,460 during the nine months ended April 30, 2009 a decrease of $12,204 or 74.1%. Interest income decreased as a result of decreased interest rates and the amounts of cash held by the Company.

An unrealized holding gain on investments held in the deferred compensation trust for the nine months ended April 30, 2010 was a gain of $40,727 as compared to a loss of $83,165 for the nine months ended April 30, 2009, an increased gain of $123,892. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the nine months ended April 30, 2010 was $1,156,248 as compared to $587,356 during the nine months ended April 30, 2009, an increased loss of $568,892 or 96.9%.

Capital Resources and Liquidity

 During the nine months ended April 30, 2010 and April 30, 2009, we did not generate positive cash flows from operating activities.

The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel(TM) system.

The continued operation of our business will require a capital infusion and we plan to seek additional capital, likely through debt or equity financings, to continue operations. We can give no assurance that we will be able to raise such capital on such terms and conditions as we deem reasonable, if at all. We have limited financial resources until such time that we are able to generate such additional financing or additional cash flow from operations. Should we be unable to raise adequate capital or to meet the other above objectives, it is likely that we would have to cease operating, and that our investors would incur substantial if not a complete loss on their investment. During the three months and nine months ended April 30, 2010 the Company raised $335,000 from the issuance of 478,575 shares of common stock at $0.70 and related issuance of 489,293 three year warrants exerciseable at $1.00 per share.

Accelr8 Technology Corporation	20	10-Q 04-30-10

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

At April 30, 2010 as compared to July 31, 2009, cash and cash equivalents decreased by $695,958 from $862,076 to $166,118, or approximately 81% and the Company's working capital decreased $659,233 or 84% from $785,114 to $125,881. During the same period, shareholders' equity decreased from $3,894,494 to $3,093,768.

The net cash used in operating activities was $920,194 during the nine months ended April 30, 2010 compared to cash used in operating activities of $137,002 during the nine months ended April 30, 2009. The principal element that gave rise to the decrease of cash used in operating activities was the net loss of $1,156,248 adjusted by items not currently requiring the use of cash such as depreciation and amortization totaling $196,005 and other changes in accrual accounts totaling $40,048.

Management believes that current cash balances, cash flow, and obtaining additional capital through financing, joint ventures or additional equity capital from operations will be sufficient to fund our capital and liquidity needs until approximately July 2010.

Accelr8 Technology Corporation	21	10-Q 04-30-10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments.

Item 4.    Controls and Procedures

 An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, Mr. Geimer concluded that as of April 30, 2010, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2010.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

There have been no material changes to the Risk Factors discussed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009 filed with the Securities and Exchange Commission on November 13, 2009 and investors are encouraged to review those risk factors in detail before making any investment in the Company’s securities.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Accelr8 Technology Corporation	22	10-Q 04-30-10

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable.

 Item 5.    Other Information

None .

Item 6.    Exhibits

Exhibit No.              Description

31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

Accelr8 Technology Corporation	23	10-Q 04-30-10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ACCELR8 TECHNOLOGY CORPORATION

June 14, 2010

/s/ Thomas V. Geimer
Name Thomas V. Geimer, Secretary
Title Chief Executive Officer and Chief Financial Officer

June 14, 2010	/s/ Bruce H. McDonald
Name Bruce H. McDonald
Title Principal Accounting Officer

Accelr8 Technology Corporation	24	10-Q 04-30-10