Form 10-K
period 2010-07-31
ACCELR8 TECHNOLOGY CORP
filed 2010-09-16
CIK 727207

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  July 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________ to ________________

Commission file number 0-11485

ACCELR8 TECHNOLOGY CORPORATION
(Name of Registrant as Specified in its Charter)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]
Accelerated filer      [   ]
Non-accelerated filer     [   ]  (Do not check if a small reporting company)
Small reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The Registrant's revenues for the fiscal year ended July 31, 2010 were $2,245,628.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 30, 2010 was approximately $7,149,365 based upon the last reported sale on that date (including the shares of Common Stock held in the Rabbi Trust (as defined below)). For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended.  This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of September 15, 2010 was 10,757,317.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company, as defined below, intends that such forward-looking statements be subject to the safe harbors created thereby.  These forward-looking statements include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company.  The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties.  These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company’s operating expenses will not materially increase, that the Company will find a long-term strategic partner to assist in the development of the BACcel™ system, and that there will be no material adverse change in the Company's operations or business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized.  Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In addition, as disclosed elsewhere in this Annual Report, the business and operation of the Company are subject to substantial risks that increase the uncertainty inherent in such forward-looking statements.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

Item 1. Business

History and Development of the Company

Accelr8 Technology Corporation ("Accelr8" or "the Company"), a Colorado corporation, was incorporated on May 26, 1982.  The Company's office and laboratory are located at 7000 North Broadway, Building 3-307, Denver, Colorado 80221, and our telephone number is 303-863-8088.

On January 18, 2001, we acquired the OpTest portfolio of technologies ("OpTest") from DDx, Inc. ("DDx").  Since the acquisition of the OpTest assets, we have focused primarily upon furthering the research and development of the acquired technologies, and the development of revenue producing products related to that technology.  The purchase of OpTest provided us with a proprietary surface chemistry formulation and quantitative bio-analytical measurement instruments.  We have supplemented these assets to develop the BACcel™ technology platform for applications related to rapid identification of bacteria and their antibiotic resistance.

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

Application:  Hospital-Acquired Infection (HAI)

Every 6 minutes another American dies from a hospital-acquired infection (HAI).  The US Centers for Disease Control and Prevention estimates that 98,987 HAI fatalities occur annually that are attributable to bacterial infections acquired in a US healthcare facility.  HAI occurs when a patient enters the hospital for some reason other than an infectious disease, then contracts infection more than two days after admission.  The HAI mortality rate is more than double that from auto fatalities, far more than any type of cancer except lung cancer, and more than seven and one-half times that from AIDS.  Despite intensive efforts to improve prevention and care, mortality has remained the same for more than ten years.

Yet, in theory, none of these patients should die.  An effective antibiotic exists for almost every one of them.  Even though bacterial strains exist that resist any particular drug, strains that resist all antibiotics remain fortunately rare.

Lab delay is a major culprit.  Medical experts believe that inadequate initial therapy substantially elevates the risk of severe morbidity and mortality in critically ill patients.  For critically ill patients, the physician must start adequate antibiotics within 2-4 hours of symptom onset.  But lab cultures typically take 2-3 days to identify organisms and assess their antibiotic susceptibility.  The physician has no choice but to start therapy without knowing the organism or its drug susceptibility.  Most often, the physician must choose a combination of two or three broad-spectrum antibiotics, based on the patient’s history, clinical indicators, and the hospital’s recent history of antibiotic effectiveness in similar infections.  Unfortunately, widespread and increasingly complex multiple antibiotic resistance causes such “empiric therapy” to prove inadequate in 20% to 40% of cases.

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

Products

BACcel™ System Development

Since 2007, we have focused our efforts on the development of an innovative rapid diagnostic platform, the BACcel™ system, intended for rapid diagnosis in life-threatening bacterial infections.  Our goal is to reduce the failure rate of initial therapy by shortening the lab turnaround time to less than 8 hours, rather than the 2-3 days now required.  Rapid testing would provide guidance in time to influence initial therapy.

The BACcel™ system applies our proprietary technology to eliminate time-consuming bacterial culturing, thus eliminating the major source of delay with current testing methods.  Proprietary technologies include our patented “Quantum Microbiology” analytical methods, and our patented OptiChem® surface coatings. The BACcel™ system includes a fixed instrument and proprietary single-use (disposable) test cassettes.  Each cassette tests a single patient specimen and then must be discarded.

The BACcel™ system uses long-accepted bacteriological testing principles, but applies our proprietary technology to adapt them to analyze live bacteria extracted directly from a patient specimen.  The instrumentation uses an automated digital microscope to measure the responses of extracted live bacterial cells to various test conditions.  The system analyzes thousands of these individual cells to arrive at organism identification and antibiotic resistance characteristics.

Based on internal lab data, Management believes that the BACcel™ system will identify the organisms present in a patient's specimen and count the number of organisms of each type in less than 2 hours after receiving a specimen.  Management believes that the BACcel™ system will then additionally report major categories of antibiotic resistance mechanism present for each type of organism within a total of 4-6 hours after receiving a specimen.  The clinical purpose of this version is to narrow the drug choices available for initial therapy by rapidly reporting presumptive identification and major resistance types, thus ruling out antibiotic classes that are most likely to fail.

Quantitative identification in less than 2 hours also enables near-real-time assessment of the effects of therapy, and monitoring for emerging resistance or secondary infection.

Popular news media have reported widely about methicillin-resistant Staphylococcus aureus (“MRSA”) as a multi-resistant "superbug."  Organizations such as the US Centers for Disease Control and Prevention (“CDC”) and  the Infectious Diseases Society of America have also identified other multi-drug resistant organisms as presenting even greater threats.  They include Pseudomonas, Acinetobacter, and Klebsiella.  In the hospital intensive care unit (“ICU”), MRSA typically causes approximately 30% of mortality from acquired infections.  The other organisms together account for a much higher percentage.

Management believes that the BACcel™ system is the only new diagnostic technology under development that will address a clinically adequate range of species and antibiotic resistance mechanisms needed to help manage critical infectious diseases.  Management also believes that other rapid technologies, such as gene detection, are better suited to screening non-infected carriers of a small number of species and resistance mechanisms, but are too limited to compete with the BACcel™ platform for managing infected patients.

Additional Products

In addition to BACcel™ system development, we have developed and out-licensed OptiChem® surface coatings for use in microarraying components.  As a coating for analytical devices, management believes that OptiChem® offers superior noise rejection (non-specific binding by interfering substances) and high capacity for target binding, compared with other bio-coatings.  For example, in microarraying this results in higher sensitivity and simplified sample preparation. OptiChem® also offers the ability to apply micro-patterns, enabling novel advanced analyzer designs.  The coating is widely adaptable to virtually any base material, such as plastics, and even highly sophisticated designs can be economically scaled to high-volume production.  We have licensed various OptiChem® microarraying coatings to SCHOTT (Germany), NanoString (WA), and Nanosphere (IL).  See “Sales, Licensing, and Alliances” below.

In this business segment we provide development services to potential licensees and industrial customers.  For these customers, we also produce limited quantities of new products for technical and market evaluations.

Patented OptiChem® coatings have potential value in other applications as well.  When appropriate, we fund limited technical projects with outside organizations or adapt our own development to assess feasibility.  Examples include:

•	Analytical devices such as molecular sensors;
•	Tissue and cell culturing labware for live-cell analysis;
•	Invasive medical devices to reduce bacterial biofilm formation;
•	Patient specimen containers to reduce loss of critical analytes;
•	Pharmaceutical packaging to extend shelf life and reduce the loss of costly biotech drugs; and
•	Coatings to prevent bio-fouling (microbial mat formation and corrosion) in a variety of industrial and commercial applications.

Research and Development

We have used two developmental instruments in our laboratory since 2006.  Early in calendar 2008, we placed two additional, identical development systems in collaborating research institutions: Denver Health Medical Center, and Barnes-Jewish Hospital at Washington University in St. Louis.  The two institutions have replicated and extended the Company’s own pre-clinical research using analytical methods developed by the Company.  Both institutions have also begun pilot clinical studies on specimen remnants from ICU patients using experimental protocols authorized by their respective Institutional Review Boards.

Management believes that the joint studies will continue and may be presented periodically to the relevant scientific and medical communities.  Since 2006, we have made 13 technical presentations at major peer-reviewed national scientific and clinical congresses.  The five most recent were co-authored with principal investigators at our two collaborating institutions.  We intend to continue our presentation and publication program as a permanent part of our business development program.

In May 2008 we began a technical development project with funding from Becton, Dickinson and Company (“BD,” NYSE: BDX). BD is an industry leader in manufacturing diagnostic products used in hospital laboratories for Clinical Microbiology.  Project test results exceeded the milestone criteria.  BD declined to exercise a licensing option, however, in September, 2009 citing reasons unrelated to platform technology performance.

In June 2010 we entered into a new development agreement with another large global diagnostics company. The agreement includes a first right of refusal for the diagnostics company to license the BACcel™ technology and commercialize clinical diagnostics instruments using Accelr8’s technology.  The diagnostics company made an up-front payment and will continue to fund the project monthly until completion of data evaluation.  The date evaluation may be completed at any time between June 14, 2010 and February 13, 2011 .

In ongoing technical development, our internal technical team designs the analytical methods and validates them through well-controlled experiments.  Studies include comparisons between standard methods and BACcel™ system results on well-characterized bacterial strains and clinical patient specimens.

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

As an example of the success of our innovative antibody development process, we have developed unique antibodies against Acinetobacter baumannii and Staphylococcus aureus. Acinetobacter can be one of the most highly resistant pathogens and is difficult to analyze.  It often causes major outbreaks in hospitals, and has become a major problem with casualties wounded in Iraq and Afghanistan.  Our novel antibody makes it possible to rapidly detect the organism using simple test kits as well as playing a key role in the BACcel™ system.

We are also developing OptiChem® coating methods for use in BACcel™ cassette production.  We plan to use OptiChem® to prevent bacteria from adhering to flow channel walls and being lost to analysis, and to immobilize the bacteria in the area of the cassette where the system's automated microscope views them.

During the fiscal years ended July 31, 2010 and 2009, we spent $501,600 and $745,927 respectively, on research and development activities.

Sales, Licensing, and Alliances

The Company originally signed a licensing agreement for microarraying slides using OptiChem® coatings with Schott Jenaer Glas GmbH ("SCHOTT") on November 4, 2004.  Current licenses with SCHOTT are non-exclusive and expire November 24, 2011.

On November 24, 2008 the Company extended a non-exclusive Slide H license to SCHOTT for three additional years, to expire on November 23, 2011.  The Company previously granted a royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expired on December 31, 2008.

On October 5, 2007, the Company additionally entered into an exclusive seven-year license with NanoString Technologies, Inc. (“NanoString”).  The license grants NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products.

On July 9, 2010 the Company additionally entered into a non-exclusive patent-life OptiChem® license to Nanosphere, Inc.  (“Nanosphere”).  The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products.  The products may include FDA-regulated diagnostics devices, unlike the other current licenses.

In addition, from time to time we may enter into other types of funded development agreements for custom OptiChem® coatings.  Part of such relationships may include supply agreements for prototype and pilot manufacturing of the resulting products.

Management believes that microarray substrate and other OptiChem® related sales will continue at or near levels experienced in the past, and that there will be nominal royalties and licensing fees with SCHOTT in the next fiscal year; however, there can be no assurance that sales will occur or that revenues will be generated.

During the fiscal year ended July 31, 2010, total revenues from BD were $0 or 0% of total revenues and revenues from SCHOTT were $ 82,916 or 3.7% of total revenues.  During the fiscal year ended July 31, 2009, total revenues from BD were $1,200,000 or 94.49% and total revenues from SCHOTT were $67,212 or 5.29% of total revenues.

Competition

To the best of Management's knowledge, no other company now has a product or is developing a product intended for the same clinical application as the BACcel™ system.  Therefore we are not aware of any actual or impending competitor.  However, the industry in which we compete is subject to rapid technological changes, and we may face competition for the BACcel™ system.

Publicity frequently appears in the press concerning new products for rapid bacterial identification using genes or other molecular markers (“molecular diagnostics”).  Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products.  However, management does not believe that any of these announced technologies appears applicable to treatment decision support for active, life-threatening infections. Primary reasons include slow speed and/or inadequate accuracy. Fundamental biological limitations arise from the complexity of the majority of drug resistance mechanism expression. This complexity precludes direct interpretation of gene presence or absence and extrapolating to prescription guidance. Many new diagnostic technologies also require prior isolation of cultured colonies in order to assure accuracy. The time required to obtain such isolates prevents these technologies from serving as rapid diagnostics for treatment decision support.

The leading companies with automated microbiological testing include Becton Dickinson (NYSE: BDX), bioMerieux (France), Dade Behring (acquired by Siemens, Germany), and Trek Diagnostics (acquired by Magellan Biosciences, private).  These products provide broad-based culturing and analysis of a wide variety of bacteria.  Such products require purified bacterial strains or “isolates” for analysis, which requires at least overnight culturing to produce enough organisms to test.  These products then require at least one additional growth cycle as part of the test. These products use standard culturing methods, including enrichment growth and colony isolation, and therefore cannot achieve the necessary speed for the applications addressed by the BACcel™ system.

Many potential competitors have greater research and development, financial, manufacturing, marketing and sales resources than we do.  In addition, some potential competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do.  Potential competitors could develop technologies and methods for materials that render the BACcel™ system and our technologies and methodologies less competitive. However, management is not aware of any development programs that address the same applications as the BACcel™ system.

Operations

We own all of our laboratory equipment.  We lease approximately 6,400 square feet of laboratory and administrative space.  Within our laboratory facility, we constructed a cleanroom for research and development and pilot production.  We believe the facility has adequate capacity to implement the current product development plan.

We have identified second sources for all materials used in OptiChem® formulation.

BACcel™ system development requires certain components that are custom-fabricated to our specifications.  Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components.  In all applicable cases, we own the production tooling and believe that we will be able to qualify secondary sources.  We plan to maintain inventory levels sufficient to bridge second-source response times and include an adequate safety factor to support ongoing development.

We do not plan significant additional engineering development activity. Effectively all internal operations are now devoted to assay and antibody development.

We have licensed to SCHOTT the right to produce microarraying slides and therefore do not perform production activities related to microarraying products.

Intellectual Property

We rely upon a combination of patent, copyright, trademark and trade secret laws; employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect our proprietary rights.  We are committed to aggressively develop a continuing stream of intellectual property and to defend our position in key technologies.  As of July 31, 2010, we have 7 issued patents with additional United States and international patent filings in progress.

Accelr8's first patent on the OptiChem® technology, U.S. Patent No. 6,844,028 titled "Functional Surface Coating" was issued on January 18, 2005.  The patent specification covers the core OptiChem® technology.  On June 27, 2006, the United States Patent Office issued Patent No. 7,067,194 which awarded the Company a patent for devices that use OptiChem® coatings.

Accelr8's first patent on the core BACcel™ technology, U.S. Patent No. 7,341,841 titled "Rapid microbial detection and antimicrobial susceptibility testing" was issued on March 11, 2008.  The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells.

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

We have a registered trademark in the United States for OptiChem®.

Employees and Consultants

We have five full-time employees and agreements with three consultants.  We have not entered into any collective bargaining agreements.

Item 1A.  Risk Factors

Investing in our securities involves risk.  In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Annual Report.  Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common stock.  In addition, the ''Forward-Looking Statements’’ located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business that should be carefully evaluated prior to making a decision to invest in our securities.

Dependence on key employees.  Our success depends to a significant extent upon certain members of management and technical personnel, the loss of one or more of whom could have a material adverse effect on our results of operations.  We carry key man life insurance in the amount of $5 million on Thomas V. Geimer.  The Board of Directors has adopted resolutions under which one-half of the proceeds of any such insurance will be dedicated to a beneficiary designated by the insured.  There can be no assurance that the proceeds from such life insurance would be sufficient to compensate us for the loss of Mr. Geimer, and these policies do not provide any benefits to the Company if Mr. Geimer becomes disabled or is otherwise unable to render services to the Company.  Further, the loss of David Howson, President of the Company, may have a material adverse effect upon the Company and its business.  We believe that our continued success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel.  There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our products, develop new products and to conduct our operations successfully.

Limited revenues from our products and no assurance of future revenues.  We have received limited revenue from sales based on products using our OptiChem® technology.  We have received technical development fees from two strategic partners in connection with our development of the BACcel™ system but have conducted no sales.  While we have received limited revenues from sales of our OptiChem® products and license agreements for certain of these products, there is no assurance that we will be successful in marketing our OptiChem® products in the future or will receive any revenue from such products.  Further, there can be no assurance that we will be successful in marketing the BACcel™ system or will receive any revenues from it.  Further, there is no assurance we will receive any revenues in the future. We have experienced losses from operations and negative cash flow that is likely to continue unless we are able to successfully complete the further development of the BACcel™ system and license it to a third party for development, manufacturing, and marketing or sell it into the marketplace.  If we are unsuccessful in obtaining revenue from sales of our OptiChem® technology or to license the BACcel™ system to a third party for further development, manufacturing, and marketing, we will likely continue to experience losses from operations and negative cash flow as we have in the past, which may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

Our success depends partly on our ability to successfully introduce and the market acceptance of our current and new products.  In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce our current and new products, including but not limited to the BACcel™ system or other technology based upon the intellectual property included in the BACcel™ system into the marketplace in a timely manner. In addition, we must continue to develop new applications for our existing technologies, including but not limited to additional commercial applications for the BACcel™ system proprietary technology.  Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies perform as intended and are superior to other technologies and products that are currently available or may become available in the future.

If we are unable to successfully develop new products or if the market does not accept our products, or even if we experience difficulties or delays in the development of our products, including the BACcel™ system, we may be unable to attract additional customers for our products or license our products to other strategic partners, which would seriously harm our business and future growth prospects.

If we are unable to effectively protect our intellectual property, we may be unable to prevent infringement.  Our success depends in part on our ability to obtain and maintain patent protection for the technology underlying our products, especially that used in the BACcel™ system, both in the United States and in other countries.  We cannot assure you that any of the presently pending or future patent applications will result in issued patents, or that any patents issued to us or licensed by us will not be challenged, invalidated or held unenforceable.  Further, we cannot guarantee that any patents issued to us will provide us with a significant competitive advantage.

If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, our competitive position, our ability to complete the development of the BACcel™ system and future sales or license of this product or technology could suffer, which would have a material adverse effect upon the Company and its results of operations.

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

Competition.  The industry in which we compete is subject to rapid technological changes, and we do and may face competition for our products.  We may also face competition from non-medical device companies, including pharmaceutical companies that may offer alternatives to our products.  Many of our competitors have greater research and development, financial, manufacturing, marketing and sales resources than we do.  In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do.  Our competitors could develop technologies and methods that render our technologies and methodologies less competitive.  Accordingly, if competitors introduce products that are more effective than our current and proposed technologies, including but not limited to the BACcel™ system, it could have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

Shares eligible for future sale.  As of July 31, 2010, we had reserved 1,500,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans.  As of July 31, 2010, 759,000 options had been granted pursuant to the Qualified Plan with 117,500 of these options exercised, 231,500 options that expired, leaving 172,500 available for grant and 370,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 80,000 options that expired, 50,000 that were cancelled and 60,000 available for grant.  As of July 31, 2010, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired leaving 10,000 available for grant. Sales of Common Stock underlying Plan Options may adversely affect the price of the Common Stock.

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

We need a strategic partner to assist in developing, manufacture and taking the BACcel™ system to market.  In May 2008 we began a technical development project with funding from BD.  As part of the project agreement, BD also obtained an option to purchase a royalty-bearing global exclusive license for commercial product development, manufacturing, and marketing of the BACcel™ system and its technology for application in human infectious diseases. BD declined to exercise its option on September 24, 2009 and as result, we will not receive any further technical development fees from BD. We have entered into an initial agreement with a second strategic partner that has the opportunity to develop, manufacture and market the BACcel™ system.  There can be no assurance that the initial technical evaluation project will achieve its objectives, or that the partner will further pursue its opportunity regardless of the project’s outcome.   If we are unable to locate a strategic partner, we may be unable to complete the development of, to manufacture and to bring the BACcel™ system to market.  Failure to obtain a strategic partner would likely have a material adverse effect upon the Company, its results of operations and an investment in our Common Stock.

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

Our results of operations will be adversely affected if we fail to realize the full value of intellectual property.  As of July 31, 2010, our total assets of $6,268,966 included $2,967,621 of Intellectual Property.  These assets have historically been amortized on a straight-line basis over their estimated useful lives.  Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable.  We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset.  Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

Our business strategy approach may be adversely affected by additional healthcare reform and changes in managed healthcare.  Our vision is to develop and commercialize the BACcel™ system, an innovative, integrated system for rapid identification of bacterial and its antibiotic resistance in critically ill patients.  Healthcare reform and the growth of managed care organizations have been considerable forces in the medical diagnostics industry and in recent political discussions.  These forces continue to and are expected in the future to place constraints on the levels of overall pricing and thus could have a material adverse effect on our future profit margins of our products or the amounts that we are able to receive from third parties for the licensing of such products.  Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our products and customer base.  In and outside the United States, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on the use of the products we are developing and our future sales, license and royalty fees and /or profit margin.

We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.  The BACcel™ system integrates several of our component products, systems and processes.  For the year ended July 31, 2010, we spent $501,600 and during the fiscal year ended July 31, 2009 we spent $745,927 on research and development expenses.  Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel™ system.  There can be no assurance that the BACcel™ system will be successful, or even if it is successful will be accepted in the marketplace.  Further, we might also encounter substantial delays in getting products to market in a timely fashion.  There can be no assurance that we will complete the development of the BACcel System, will bring it to market or will generate revenues from licensing or sales.

Our future success. Profitability and continued existence is dependent in large part upon the successful development of the BACcel™ system.  Our future success, profitability and continued existence is dependent in large part on our successful development of the BACcel™ system.  We have spent a significant amount of resources developing the BACcel™ system and there can be no assurance that we will successfully develop the BACcel™ system.  If we are not successful in the development of the BACcel™ system or if we are unable to sell it into the marketplace or license it to a third party strategic partner for its development, manufacturing and marketing, it would have a material adverse effect upon the Company’s revenues and results of operations, it could lead to impairment of certain of our intellectual property and would likely have a material adverse effect upon the price of the our Common Stock, our results of operations and may result in us having to cease operations.

Changes in our business strategy or plans may adversely affect our operating results and financial condition.  If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop the BACcel™ system or other new products.  The expense of such change could adversely affect our operating results and financial condition.

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

Section 404 of the Sarbanes Oxley Act of 2002 Compliance. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include management’s assessment of the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K.  A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in a reasonable possibility that a material misstatement of our financial statements will not be prevented by our internal control over financial reporting.  A significant deficiency means a control deficiency, or combination of control deficiencies, that adversely affects our ability to initiate, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

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

Our stock price has been volatile and may continue to be volatile; Dividend Policy.  The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors."  The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions taken by investors from time to time in our stock.  During the fiscal year ended July 31, 2010, the closing sale price for our common stock ranged from $0.66 to $3.34 per share.  The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  We do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

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

We will require additional capital in the immediate future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings.  The Company’s continued operations will require either a strategic partner that will make an investment in the Company and the development of the BACcel™ system and sell it into the marketplace or license it to a third party strategic partner for its development, manufacturing and marketing or raising additional capital in the immediate future. We have historically relied upon our existing cash balance, revenues and capital from the sale of our securities to fund our operating losses and we expect that we will continue to incur operating losses until we are able to complete the development of the BACcel™ system and sell it into the marketplace or license it to a third party strategic partner for its development, manufacturing and marketing.  If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.  Further, any sale of a substantial number of additional shares will cause dilution to an investment in our Common Stock and could also cause the market price of our Common Stock to decline.

We have the authority to issue up to 14,000,000 shares of Common Stock (of which, as of September 13, 2010, 10,757,317 shares were outstanding) and to issue options and warrants to purchase shares of our Common Stock (of which 1,500,000 options and 578,171 warrants to acquire shares of our common stock were issued and outstanding).  Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock.

The Company’s Independent Auditors issued a Going Concern opinion for our July 31, 2009 financial statements.  The independent auditor’s report accompanying the Company’s audited July 31, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. While our financial statements for the fiscal year ended July 31, 2010 do not contain a going concern opinion, there can be no assurance that the Company will not obtain a going concern opinion in the future or will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would likely lose all of your investment in the Company.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2. Property

We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221.  The monthly rent and utilities average approximately $6,000 per month.  The lease expires on September 30, 2010. The landlord has agreed to a month-to-month lease at the same rent starting October 1, 2010.  Management believes this facility is suitable and adequate for its current operations.

Item 3.  Legal Proceedings

None.

Item 4.  (Removed and Reserved.)

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

Quarter Ended	High	Low

Fiscal 2009
October 31, 2008	$4.50	$2.05
January 31, 2009	$3.90	$1.83
April 30, 2009	$2.43	$1.25
July 31, 2009	$3.62	$1.53

Fiscal 2010
October 31, 2009	$3.34	$1.13
January 31, 2010	$1.28	$0.66
April 30, 2010	$0.83	$0.68
July 31, 2010	$1.27	$0.70

The closing price for our Common Stock on September 13, 2010 was $0.85.  On September 13, 2010, the Company had approximately 240 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.  The Company believes that there are approximately 1,600 beneficial owners of its Common Stock.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore.  To date, no dividends have been declared by the Board of Directors, nor does the Board of Directors anticipate declaring and paying cash dividends in the foreseeable future.

On July 7, 2010, the Company received notification from the Corporate Compliance Staff of the NYSE Amex LLC (the "Exchange") that the Exchange Staff has concluded that the Company has not regained compliance with Sections 1003(a)(ii) and 1003(a)(iii) of the Exchange's Company Guide due to the fact that the Company's stockholders' equity is less than the $4,000,000 and $6,000,000 thresholds set forth in the applicable rules. Given that this finding could result in a delisting of the Company's securities, the Company requested a hearing before a Listing Qualifications Panel (the "Panel") to appeal the Exchange Staff's determination. The hearing before the Panel has not yet been scheduled.

Based upon the license agreement entered into on July 8, 2010 described in Item 9B below, the Company believes it is in compliance with the Exchange rules and will remain listed on the Exchange. However, as of the date of this Annual Report, the Exchange has not issued a compliiance letter to the Company indicating such compliance.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K.  The selected financial data as of July 31, 2010 and 2009 and for each of the two years in the period ended July 31, 2010 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-K.  The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended July 31
Statement of Operations Data:	2010	2009
(In thousands, except per share data)

Total Revenue	$2,246	$1,270
Income (Loss) from operations	$612	$(679)

Weighted average shares outstanding	10,408,574	10,226,210

Basic and diluted net income (loss) per share	$0.06	$(0.07)

Balance Sheet Data:	2010	2009
(In thousands)
Working capital	$675	$785
Current assets	751	943
Current liabilities	76	158
Total assets	6,269	5,231
Total liabilities	1,359	1,337
Shareholders' equity	$4,910	$3,894

Item 7.  Management's Discussion and Analysis and Results of Operation

Overview

On January 18, 2001, Accelr8 purchased the OpTest portfolio of technology assets and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem®) and quantitative instrument (QuanDx).  Our proprietary surface chemistry and its quantitative instruments support rapid assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare agents.  The Company sells advanced microarray slides coated with its proprietary OptiChem® activated surface chemistry for use in academic research, drug discovery and molecular diagnostics.  This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays.  This property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

On November 24, 2004 the Company entered into an exclusive two year manufacturing and marketing agreement (the "License Agreement") with SCHOTT Jenaer Glas (AG) of Jena, Germany for OptiChem® coated amine-reactive slides (Slide H).

On December 21, 2006, the Company and SCHOTT entered into an agreement for the manufacturing and worldwide sales of Slide HS coatings on microarraying slides (the "Slide HS Agreement").  The Slide HS Agreement granted SCHOTT the right to manufacture and market Streptavidin coated microarray slides for 2 years through December 31, 2008.

On November 24, 2008, the Company and SCHOTT extended the non-exclusive Slide H license for three more years, to expire on November 23, 2011 for an aggregate payment of $100,000. Of this, $50,000 was for a prepaid license and $50,000 for prepaid royalties.

During the fiscal year ended July 31, 2010, deferred revenues of $45,438 in prepaid royalties by SCHOTT were recognized.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2008.  The license grants to NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products.  Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties.  Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products.  The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).  During the fiscal year 2010, we recorded deferred revenues of $ 27,102.

On July 9, 2010 the Company entered into a non-exclusive patent-life OptiChem® license to Nanosphere, Inc.  The license grants to Nanosphere the right to apply  OptiChem® coatings to Nanosphere’s proprietary analytical products.  The products may include FDA-regulated diagnostics devices, unlike the other current licensees.  Pursuant to the license agreement, Nanosphere paid the Company a non-refundable first-year fee of $150,000 plus a $15,000 technology transfer fee.  On each anniversary of the agreement date, Nanosphere will pay to the Company the amounts of $350,000 in 2011; $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life.  Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, all of the amounts due from Nanosphere have been recognized as OptiChem revenue during the fiscal year ended July 31, 2010.

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

The Agreement also granted BD an option to acquire for an upfront payment and product-delivered royalties an exclusive license (the “Exclusive License”) from the Company for certain know-how and patent rights relating to the BACcel™ Platform.  Upon termination of the option and the technical development project subsequent to successful milestone completion, Accelr8 received a non-exclusive license from BD for certain intellectual property.

Pursuant to the Agreement, from the effective date of the Agreement until BD declined to exercise its licensing option on September 24, 2009, the Company agreed not to engage in or participate in any discussions or negotiations with parties other than BD for the joint development of, licensing of or intellectual property relating to the BACcel™ Platform for application to human infectious diseases.

On June 14, 2010 the Company entered into an agreement with a large global diagnostics company for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology.  The agreement includes a first right of refusal option for the diagnostics company to license the BACcel™ technology and commercialize clinical diagnostics instruments using Accelr8’s technology.  Under the agreement, Accelr8 received initial payments of $220,000 during the fiscal year ended July 31, 2010 and will continue to receive monthly funding until completion of data evaluation. The data evaluation may be completed at any time between June 14, 2010 and Feb 13, 2011.

Subject to the receipt of capital, during the fiscal year ending July 31, 2011 we intend to continue technical validation of the BACcel™ system methods, continue field studies including pilot clinical studies at Denver Health and Barnes-Jewish Hospital, continue to publish the results of internal and collaborative studies, and seek a strategic partner or licensee for BACcel™ product commercialization.

Changes in Results of Operations:  Year ended July 31, 2010 compared to year ended July 31, 2009

Technical development fees were $290,000 for the year ended July 31, 2010 as compared to $1,200,000 for the year ended July 31, 2009, a decrease of $910,000 or 75.8%.  The technical development fees during the fiscal year ended July 31, 2010 were the result of the development agreement with a large global diagnostics Company on June 14, 2010. The technical development fees during the fiscal year ended July 31, 2009 were the result of the development agreement with BD that were not present during the fiscal year ended July 31, 2010.

OptiChem(R) slide revenues for the year ended July 31, 2010 were $113,032 as compared to $69,886 for the year ended July 31, 2009, an increase of $43,146, or 61.7%.  The increase in OptiChem(R) revenues was primarily due to an increase in sales of slides by SCHOTT and NanoString, which are now manufactured by them pursuant to license agreements and subject to royalty payments to the Company.

License fees for the year ended July 31, 2010 were $1,842,596 as compared to $0 during the fiscal year ended July 31, 2009.  The increase in license fees was the result of the licensing agreement with Nanosphere.

During the fiscal year ended July 31, 2010 and 2009, there were no cost of sales due to the fact that the slides are manufactured by SCHOTT and NanoString pursuant to license agreements.

Research and development expenses for the year ended July 31, 2010, were $501,600 as compared to $745,927 during the year ended July 31, 2009, a decrease of $244,367 or 32.8%.  This decrease was primarily the result of reductions in salaries to research and development staff from $279,501 to $233,344 during the year ended July 31, 2010, a decrease of $46,157 or 16.5%, a decrease in clinical trial expenditures to $31,916 for the year ended July 31, 2010 from $78,257 for the year ended July 31, 2009, a decrease of $46,341 or 59.2% and a reduction of costs related to the BACelr8 program (including consulting costs) of $100,114 or 92.3% from $108,359 in 2009 to $8,245 in 2010.

General and administrative expenses for the year ended July 31, 2010 were $869,348 as compared to $919,706 during the year ended July 31, 2009, a decrease of  $50,358 or 5.5%.  The following summarizes the major components of the changes:

			Increase
	2010	2009	(Decrease)

Audit and Accounting	$49,600	$49,452	$148

Consulting Fees	52,910	209,577	(156,667)

Corporate and Shareholder	102,959	81,701	21,258

Corporate Insurance	32,838	32,268	570

Deferred Compensation	104,701	36,509	68,192

Employee Benefits	71,214	81,596	(10,382)

Payroll Taxes	36,997	39,324	(2,327)

Salaries	316,154	318,231	(2,077)

Travel	8,615	2,456	6,159

Legal	23,414	18,000	5,414

Other General Administrative Expenses	69,946	50,592	19,354
	$869,348	$919,706	$(50,358)

The decrease in consulting fees of $156,667 was primarily due to a decrease in the charge against operations, as calculated using the Black-Scholes method, for the cost of stock options granted or extended .

The increase in amortization of $3,662 for the year ended July 31, 2010 was negligible.

Depreciation for the year ended July 31, 2010 was $10,480 as compared to $22,743 during the year ended July 31, 2009 a decrease of $12,263 or 53.9%.  The decreased depreciation was primarily due to equipment becoming fully depreciated.

Marketing and sales expenses were $1,400 for the year ended July 31, 2010 as compared to $13,284 during the year ended July 31, 2009, a decrease of $11,884 or 89.5%.  The decrease was primarily the result of reduced travel during the fiscal year 2010.

As a result of these factors, income from operations for the year ended July 31, 2010 was $611,793 as compared to a loss of $679,119 for the year ended July 31, 2009, resulting in increased income of $1,290,912.

Interest and dividend income for the year ended July 31, 2010 was $6,053 as compared to $18,328 for the year ended July 31, 2009, a decrease of $12,275 or 66.0%.  The decrease was due to lower interest rates earned on our cash balances and lower cash balances in our accounts.

Unrealized income on marketable securities held in the deferred compensation trust for the year ended July 31, 2010 was $23,901 as compared to an unrealized loss of $53,406 during the year ended July 31, 2009.  The increased unrealized loss was a result of market fluctuations on the securities that are held in the deferred compensation trust.

As a result of these factors, net income for the year ended July 31, 2010 was $641,747 as compared to a net loss of $714,197 during the year ended July 31, 2009, an increased income of $1,355,944 or 189.9%.

Capital Resources and Liquidity

During the fiscal year ended July 31, 2010 and July 31, 2009, we did not generate positive cash flows from operating activities.  The primary sources of capital have been from revenues from operations and our existing cash balances.  On September 24, 2009, BD declined to exercise its licensing option and will no longer participate in the technical development of the BACcel™ system.  Accordingly, we will not receive revenues from BD in the future.

Effective March 17, 2008, the Company held a closing on the sale (the "Offering") to accredited investors of shares of the Company's no par value Common Stock sold at $0.70 per share and warrants to purchase shares of Common Stock at a purchase price of $1.00 per share that expire three years from the date of issuance (the "Warrants")(the "Common Stock and the Warrants are referred to herein as the "Securities").   The gross proceeds received from the Offering was $335,000.  The Warrants have customary weighted-average anti-dilution rights with respect to any subsequent issuance of common stock or common stock equivalents at a price less than $1.00 per share (subject to adjustment), and otherwise in connection with forward or reverse stock splits, stock dividends, recapitalizations, and the like. The anti-dilution provisions are not applicable to employee stock options and shares issued in connection with certain mergers and acquisitions. In connection with the closing, the Company issued 10,715 warrants to Janco Partners, Inc. ("Placement Agent Warrants"), as additional compensation. The Placement Agent Warrants are three year warrants that are exercisable at a price of $1.00 per share.

As of July 31, 2010, the Company had $283,273 in cash and cash equivalents, a decrease of $578,803 from $862,076 at July 31, 2009.  The primary reasons for change in cash and cash equivalents were cash used for operating activities of $789,600 plus $335,000 net cash provided by investing and financing activities.

For the year ended July 31, 2010, we spent $501,600 on research and development expenses.  As of the date of this annual report, we have only realized nominal revenues from the sale of our products and have received a limited amount of development fees from our current and past strategic partners.  Notwithstanding our investments in research and development, there can be no assurance that the BACcel™ system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations.  As of July 31, 2010, management believes that current cash balances and other reserves will be sufficient to fund our capital and liquidity needs for the next twelve months.

The independent auditor’s report accompanying the Company’s audited July 31, 2009 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. The audited July 31, 2009 consolidated financial statements have been prepared “assuming that the Company will continue as a going concern,” which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. There can be no assurance that the Company will not obtain a going concern opinion in the future or will be able to generate sufficient positive cash flow from operations to address all of its cash flow needs, and to continue as a going concern. If the Company does not continue as a going concern, it will have to cease operations and you would likely lose all of your investment in the Company.

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

The following summarizes the Company's capital resources at July 31, 2010 compared with July 31, 2009:

Increase (Decrease)
	July 31, 2010	July 31, 2009	Amount of change	%
Cash and cash equivalents	$283,273	$862,076	(578,803)	67.1
Current Accounts Receivable	$415,807	$0	415,807	100.0

Current assets	$751,095	$943,219	192,124	20.4

Total assets	6,268,966	$5,231,435	1,037,531	19.8

Current liabilities	$75,651	$158,105	(82,454)	52.1

Working capital	$675,444	$785,115	(109,670)	14.0

Net cash (used in) operating
activities	$(789,600)	$(225,656)	(563,944)	249.9

Net cash (used in) provided by
investing activities	$(124,203)	$(145,368)	21,165	14.6
Net cash (used) provided by
Financing activities	$335,000	$0	335,000	100.0

Our primary use of capital has been for the research and development of the BACcel™ system. We have no lines of credit or other bank or off balance sheet financing arrangements.  We believe our capital requirements will continue to be met with our existing cash balance, technological development fees and revenues provided by potential licensors of our products, additional issuance of equity or debt securities and/or a capital infusion from potential partners in the development of the BACcel™ system.  Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.  Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2011. The Company is still evaluating the impact, if any, that the adoption of this standard may have on its financial position or results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative fair value method. The new guidance includes new disclosure requirements on how the application of the relative fair value method affects the timing and amount of revenue recognition. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2011. The Company is currently assessing the impact, if any, of this guidance on its consolidated financial position and results of operations

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures was effective in the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and do not expect adoption to have a material impact on the Company’s consolidated financial position and results of operations.

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

Revenue Recognition

We generate revenue as follows:

•	Consulting revenue is recognized as services are performed.

•	OptiChem® revenue is recognized upon shipping of the product to the customer.

•	Deferred revenue represents amounts billed but not yet earned under licensing agreements.

•	Technical development fees are recorded as received in accordance with mutually agreed upon benchmarks.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  As of July 31, 2010 and July 31, 2009, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

Impairment of Long-Lived and Intangible Assets

We assess the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important which could trigger an impairment review include the following:

•	Significant under performance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization relative to net book value.

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

Contractual Obligations

The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2010.

	Contractual Obligations
Payments Due By Period
		1 to 3	3 to 5	More than
	Total	years	years	5 years

Thomas V. Geimer (1)	$580,000	$580,000	$0	$0

(1)
Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2010, which payment has not been made as of this filing. Mr. Geimer's employment agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000 and expires on December 31, 2012.  See "Item 10-Executive Compensation."

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officer, has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of July 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is:  (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2010, based on the criteria for effective internal control described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2010.  Additionally, such controls are reviewed and verified by independent outside sources.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this Annual Report.

During the fiscal year ended July 31, 2010, the Company engaged an independent outside auditing firm to assess it’s internal controls as required by Sarbanes Oxley regulations 404A.  The report issued did not recommend any changes or cite any deficiencies as a result of their study of our internal controls.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On July 8, 2010, the Company completed the sale of a non-exclusive license for its proprietary OptiChem® bio-coatings to a public diagnostics company. The licenseee is paying $1,865,000 over four annual escalating payments and intends to use OptiChem® in its disposable diagnostic devices.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

Thomas V. Geimer	63	Chief Executive Officer,
		Chief Financial Officer, Chairman
		of the Board and Secretary
David C. Howson	66	President
Charles E. Gerretson (1)	63	Director
John D. Kucera (1)	59	Director
Steven W. Metzger	36	Senior Scientist
David W. Grainger, PhD	50	Consultant

Marin Kollef, MD	53	Consultant

(1) Members of the Audit and Compensation Committees.

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

Charles E. Gerretson was appointed a director of the Company on July 19, 2003.  For the past 29 years, Mr. Gerretson has served as the President of Gerretson Realty, Inc., a Denver Colorado based real estate firm, which Mr. Gerretson founded.  Mr. Gerretson received a Bachelor of Science degree in Business Administration from the University of Minnesota in 1968.  Mr. Gerretson was formerly a CPA with Arthur Andersen and Company and currently heads the Company's Audit Committee.

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

David W. Grainger, Ph.D. has been a consultant to the Company since January 2001.  Since September 2008, Dr. Grainger has been the Professor, Department Chair, and Inaugural George S. & Dolores Doré Eccles at the University of Utah.  From 1994 to 2008, Dr. Grainger taught as a Professor and Assistant Professor of Chemistry at Colorado State University.  From 1998 through 1999, Dr. Grainger was the President and Chief Scientific Officer for Gamma-A Technologies, Inc.  Dr. Grainger received a Bachelor of Arts degree in Engineering from Dartmouth College in 1983 and a Ph.D. in Pharmaceutical Chemistry from the University of Utah in 1987.  Dr. Grainger chaired the prestigious Gordon Conference on Tissue Engineering and Biomaterials in 2001.  He has been a consultant to companies such as Novartis, Johnson & Johnson, 3M, Ciba-Geigy, and others.

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

Board Committees

The Board of Directors maintains a Compensation Committee and an Audit Committee.  The members of the Compensation Committee and the Audit Committee are Mr. Gerretson and Mr. Kucera, the Company's independent directors.  The Compensation Committee held two meetings during the last fiscal year.  The Audit Committee held four meetings during the last fiscal year.  The Audit Committee's financial expert is Charles E. Gerretson. Effective as of June 9, 2000, the Board of Directors of the Company adopted a written charter for the Audit Committee. Effective November 3, 2005, the Audit Committee adopted a revised written charter for the Audit Committee, a copy of which was filed with the Company's Proxy Statement at Appendix A on November 17, 2005.

 The Company does not have a nominating committee, or other committee of the board that performs similar functions.  Mr. Gerretson and Mr. Kucera are each considered “independent” as defined in Section 121 of the NYSE Amex Equities listing standards.

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company's audited financial statements for the year ended July 31, 2010.

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

Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended July 31, 2010 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

Charles E. Gerretson
John D. Kucera

Compliance With Section 16(a) of The Exchange Act

Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2010, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers and a code of ethics and standards of conduct, that is applicable to all directors, officers and employees.  Stockholders may request a free copy of these documents from:

Accelr8 Technology Corporation
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our executive compensation program for Thomas V. Geimer and David C. Howson, the named executive officers (the "NEO’s") is administered by the Company's compensation committee, which is comprised of Charles E. Gerretson and John D. Kucera.

Summary Compensation Table

The following table summarizes the compensation of the NEO's for the fiscal years ended July 31, 2010 and 2009:

Name and	Fiscal		Stock	Option	All other	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation		Total ($)

Thomas V. Geimer	2010	$165,000	$0	$0	$0	$75,000	(1)	$240,000
Chief Executive	2009	$165,000	$0	$0	$0	$75,000	(2)	$240,000
Officer and
Chief Financial
Officer

David C. Howson	2010	$150,000	$0	$0	$0	$0		$150,000
	2009	$150,000	$0	$0	$0	$0		$150,000

(1)
Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during the fiscal year ended July 31, 2010.  As of the date of this Annual Report, such payment has not been made to the deferred compensation trust.

(2)
Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during the fiscal year ended July 31, 2009 but such payments were not made until October 26, 2009.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

The following is a description of the individual arrangements that we have made to each of the NEO’s with respect to their compensation.  Mr. Geimer was paid during the fiscal year ended July 31, 2010 in accordance with his employment agreement with us with the exception of the $75,000 deferred payment, which as of the date of this Annual Report has not been made.  Mr. Howson does not have an employment agreement with the Company.  In addition, Mr. Geimer also has a Change-in-Control payment that is described in the "Potential Payments Upon Termination" below.

Thomas V. Geimer - Chief Executive Officer, Chief Financial Officer,
Secretary and Chairman of the Board of Directors

Effective December 1, 2008, we entered into an employment agreement with Mr. Geimer.  The agreement was negotiated and approved by the Compensation Committee.  The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000.  The agreement expires on December 31, 2012.  The compensation committee reviewed the prior employment agreement of Mr. Geimer in connection with the approval of Mr. Geimer’s employment agreement.

In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer, or his estate, would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement.  In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2010 would be $580,000.  Additionally, in the event of a Change in Control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.  In his positions as Chief Executive Officer and Chief Financial Officer, Mr. Geimer exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company.  Mr. Geimer is also responsible for all duties incident to the title of Chief Financial Officer and Secretary.

David C. Howson - President

During the fiscal year ended July 31, 2010, we paid Mr. Howson $150,000 in cash compensation.  Mr. Howson does not have an employment agreement with the Company.  In his position as President, Mr. Howson supervises the technical development and product strategies.  Mr. Howson further performs all duties incident to the title of President and such other duties as from time to time may be assigned to him by the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning options awards to Messrs. Geimer and Howson at the fiscal year ended July 31, 2010.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Option (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price	Date
Thomas V. Geimer	December 11, 2008	100,000	0	$3.60	December 11, 2017
	August 2, 2001	200,000	0	$1.45	August 1, 2011

David Howson	March 16, 2005	225,000	0	$2.57	March 16, 2015
	March 16, 2005	0	75,000 (1)	$2.57	March 16, 2015

(1)    Represents stock options that shall vest if and only if prior to the expiration date of the options, the Company closes on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company's shareholders receive aggregate consideration at closing equal to or greater than $250,000,000.

Option Exercises During Fiscal Year

On August 26, 2009, Mr. Geimer exercised options to acquire 52,532 shares of the Company's Common Stock. Mr. Geimer paid the exercise price to acquire the common stock by the surrender of 47,468 options to acquire common stock having a value of $1.66 per share, that is determined by subtracting the closing price of the Company's common stock on August 26, 2009 ($3.16) by the exercise price of the options ($1.50).

Potential Payments Upon Termination

Cash Compensation

Mr. Geimer's employment agreement contains provisions under which the Company will be obligated to pay Mr. Geimer certain compensation upon his termination.  The following tables set forth the details of the estimated payments and benefits that would be provided to Mr. Geimer in the event that his employment with us is terminated for any reason, including a termination for cause, resignation or retirement, a constructive termination, a without cause termination, death, long term disability, and termination in connection with a change in control as of July 31, 2010.

Termination in
	Termination by					connection
	Mutual	Illness or		Resignation/		with a change
Thomas V. Geimer	Agreement	Incapacity	With cause	Without cause	Retirement	in control

Cash Compensation	0	0	0	$580,000	0	$1,780,000
				(1)(2)		(1)(2)

(1) Represents the amounts due under Mr. Geimer's employment agreement. See "Individual Arrangements and Employment Agreements."
(2) Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2010, which of the date of this Annual Report has not been paid.
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

Compensation of Non-Management Directors

The Company did not pay its non-management directors any cash compensation during the fiscal year ended July 31, 2010; however, on December 17, 2010, the Company’s two outside directors were awarded 10,000 share stock option awards which were fully vested and exercisable at $0.73 per share.

Cash Compensation

We have not paid any cash compensation to our directors for their service on our Board of Directors.

Liability Insurance

The Company provides liability insurance for its directors and officers.  Berkley Insurance Company is the underwriter of the current coverage, which extends until January 7, 2011.  The annual cost of this coverage is approximately $18,000.

Compensation Pursuant to Plans

Deferred Compensation Plan.

In January 1996, we established a deferred compensation plan for our employees.  Contributions to the plan are provided for under the employment agreement detailed above.  For the fiscal year ended July 31, 2010 we contributed $0 to the plan.  The $75,000 contribution due to Mr. Geimer for the fiscal year ended July 31, 2010 has not been paid as of the date of this Annual Report.

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

Securities Authorized For Issuance Under Compensation Plans

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2010:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of available outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the 1st column)

Equity Compensation	1,010,000	$3.11	242,500
Plans approved by
security holders
Equity Compensation	0	0	0
Plans not approved by
security holders
Total	1,010,000		242,500

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

As of July 31, 2010, 759,000 options had been granted pursuant to the Qualified Plan with 117,500 of these options exercised, 231,500 options that expired, leaving 172,500 available for grant and 350,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 80,000 options that expired, 50,000 that were cancelled and 60,000 available for grant.

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

As of July 31, 2010, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired leaving 10,000 available for grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of September 13, 2010 by:  (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group.  The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer.  Further, Mr. Geimer does not have voting power over the shares that are held in the Rabbi Trust.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole dispositve power with respect to the shares shown:

Name and Address of Beneficial Owner	Shares Beneficially Owned

	Number	Percent

Thomas V. Geimer (1)	407,032	4.1%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Charles E. Gerretson (2)	135,250	1.4%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

John D. Kucera (3)	38,663	0.4%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

David Howson (4)	302,600	3.0%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Executive Officers and Directors	883,545	8.6%
as a Group (4 persons)

5% or greater shareholders
	793,141	8.2%
Merrill Lynch & Co., Inc. (5)

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

(2)
Includes: (i) 104,050 shares owned directly by Mr. Gerretson; (ii) 10,000 shares that may be purchased by Mr. Gerretson upon exercise of options which options expire on March 15, 2015, (iii) 10,000 shares that may be purchased by Mr. Gerretson upon exercise of options that expire on October 29, 2018 and (iv) 10,000 shares that may be purchased by Mr. Gerretson upon exercise of options that expire on December 17, 2019.

(3)
Includes (i) 1,250 shares of the Company's no par value common stock held on behalf of Mr. Kucera's minor children in which Mr. Kucera has the power and authority to dispose of these shares and (ii) 10,000 shares that may be purchased by Mr. Gerretson upon exercise of options that expire on December 17, 2019.

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

(5)
Upon consummation of the merger on January 1, 2009 by and between Bank of America Corporation ("BAC") and Merrill Lynch and Company (“MLCO”), MLCO became a wholly owned subsidiary of BAC, and BAC became the ultimate parent and controlling entity of MLCO and its subsidiaries.

Change in Control

We know of no arrangements, including the pledge of our securities by any person, that might result in a change in control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

During fiscal year 1996, we established a deferred compensation plan for our employees.  We may make discretionary contributions to the plan based on recommendations from the Board of Directors.  As of July 31, 2010, the Board of Directors had authorized deferred compensation totaling $1,125,000 since fiscal year 1996 to Mr. Geimer of which $1,050,000 had been funded.  The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation has not been funded as of the date of this Annual Report.

There were no other transactions or series of transactions for the fiscal year ended July 31, 2010, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services

The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the audit of the Company's annual consolidated financial statements for the years ended July 31, 2010 and 2009, including the reviews of the unaudited interim financial statements of the Company's Form 10-Q’s was approximately $35,100 and $37,500, respectively.

Tax Fees

The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal years ended July 31, 2010 and 2009 ("Tax Fees") was $0 and $0, respectively.

All other Fees

Comiskey & Company, P.C. did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2010 and 2009.

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

Item 15.  Exhibits, Financial Statement Schedules

(a) Exhibits

10.1*           Evaluation Agreement dated June 14, 2010 between Accelr8 Technology Corporation and a global diagnostics company

10.2*           Letter of Intent dated June 14, 2010 between Accelr8 Technology Corporation and a global diagnostics company

31.1             Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2             Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of these exhibits have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(b) Financial Statements

The following financial statements of the Company are included in Item 7:

Report of Independent Registered Public Accounting Firm Comiskey & Company, P.C.

Balance Sheets as of July 31, 2010 and 2009

Statements of Operations for the years ended July 31, 2010 and 2009

Statements of Stockholders' Equity for the years ended July 31, 2010 and 2009

Statements of Cash Flows for the years ended July 31, 2010 and 2009

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ACCELR8 TECHNOLOGY CORPORATION

Date: September 15, 2010	By: /s/ David C. Howson
David C. Howson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: September 15, 2010	By: /s/ Thomas V. Geimer
Thomas V. Geimer, Chairman,
Secretary, Chief Executive Officer,
and Chief Financial Officer

Date: September 15, 2010	By: /s/ Bruce McDonald
Bruce McDonald, Principal
Accounting Officer

Date: September 15, 2010	By: /s/ John D. Kucera
John D. Kucera, Director

Date: September 15, 2010	By: /s/ Charles E. Gerretson
Charles E. Gerretson, Director

ACCELR8 TECHNOLOGY CORPORATION

FINANCIAL STATEMENTS

July 31, 2010 and 2009

ACCELR8 TECHNOLOGY CORPORATION

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
Board of Directors
Accelr8 Technology Corporation
Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2010 and 2009, and the related statements of operations, shareholders' equity and cash flows for the years ended July 31, 2010 and 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2010 and 2009, and the results of its operations and changes in its cash flows for the years ended July 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado

September 3, 2010

/s/  COMISKEY & COMPANY
PROFESSIONAL CORPORATION

ACCELR8 TECHNOLOGY CORPORATION
BALANCE SHEETS
JULY 31, 2010 and 2009

	2010	2009
Current assets:
Cash and cash equivalents	$283,273	$862,076
Trade accounts receivable	415,807	0
Inventory (Note 3)	32,620	53,445
Prepaid expenses and other (Note 4)	19,395	27,698
Total current assets	751,095	943,219

Accounts Receivable, net of current portion	1,337,288	0
Property and equipment, net (Note 5)	4,474	14,655
Investments, net (Note 10)	1,208,538	1,103,837
Intellectual property, net (Note 6)	2,967,621	3,169,724
Total assets	6,268,966	5,231,435
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	32,135	39,457
Accrued compensation and other liabilities	23,291	25,883
Deferred revenue (Note 11)	20,225	92,765
Total current liabilities	75,651	158,105
Long-term liabilities:
Deferred compensation	1,283,537	1,178,836
Total liabilities	1,359,188	1,336,941
Shareholders' equity (Notes 7):
Common stock, no par value;
14,000,000 shares authorized;
10,757,317 (2010) and 10,226,210 (2009) shares issued and outstanding	14,138,820	13,803,820
Contributed capital	1,156,843	1,118,306
Accumulated (deficit)	(10,112,285)	(10,754,032)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders' equity	4,909,778	3,894,494
Total liabilities and shareholders' equity	$6,268,966	$5,231,435

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
FOR YEARS ENDED JULY 31, 2010 and 1009

	2010	2009
Revenues (Note 9 and 11):
Technical development fees	$290,000	$1,200,000
OptiChem ™ revenue	113,032	69,886
License Fees	1,842,596	0
Total revenues	$2,245,628	$1,269,886
Cost of sales	0	0
Gross profit	2,245,628	1,269,886
Costs and expenses:
Research and development	501,600	745,927
General and administrative	869,348	919,706
Amortization (Note 6)	251,007	247,345
Depreciation (Note 5)	10,480	22,743
Marketing and sales	1,400	13,284
Total costs and expenses	1,633,835	1,949,005
Income (Loss) from operations	611,793	(679,119)
Other (expense) income:
Interest and dividend income	6,053	18,328
Unrealized holding gain (loss) on investments (Note 2)	23,901	(53,406)
	0	0
Total other income	29,954	(35,078)
Net income(loss)	$641,747	$(714,197)
Net income (loss) per share: Basic and diluted net income(loss) per share	$0.06	$(0.07)
Weighted average shares outstanding	10,408,574	10,226,210

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Stock To Be Issued	Contributed Capital	Retained Earnings(Accumulated Deficit)	Shares Held For Employee Benefit	Total Shareholder's Equity

Balances, July 31, 2008	10,226,210	$13,803,820		$922,586	$(10,039,835)	$(273,600)	$4,412,971
Net Loss					(714,197)		(714,197)
Exercise of Options							0
Sale of Common Shares
Extension of Stock Option Expiration Dates				24,777			24,777
Stock Option Expense Under SFAS 123R		13,803,820		170,943			170,943
Balances, July 31, 2009	10,226,210			1,118,306	(10,754,032)	(273,600)	3,894,494
Net Income							(714,197)
Exercise of Options	52,532				641,747		641.7470
Extension of Stock Option Expiration Dates				9,360			9,360
Stock Option Expense Under SFAS 123R				29,177			29,177
Issuance of Shares	478,575	335,000					335,000
Balances, July 31, 2010	10,757,317	14,138,820		$1,156,843	$10,112,285	$(273,600)	$4,909,778

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net Income (loss)	$641,747	$(714,197))
Adjustments to reconcile net Income(loss) to net cash
(used in) operating activities:
Depreciation	10,480	22,743
Amortization	251,007	247,345
Fair value of stock options
granted for services	38,537	195,720
Unrealized (gain) loss on investments	(23,901)	53,406
Realized (gain) loss on sale of investments, interest and
dividends reinvested	(5,800)	(14,916)

(Increase) decrease in assets:
Accounts receivable	(1,753,045)	6,334
Inventory	20,825	43,823
Prepaid expense and other	8,303	11,640
Increase (decrease) in liabilities:
Accounts payable	(7,322)	(94,171)
Accrued liabilities	(2,592)	(6)
Deferred revenue	(72,540)	(19,886)
Deferred compensation	104,701	36,509
Net cash (used in) operating activities	(789,600)	(225,656)
Cash flows from investing activities:
Proceeds on sale of fixed assets	0	0
Purchase of equipment and patent costs	(49,203)	(70,368)
Contribution to deferred compensation trust	(75,000)	(75,000)
Net cash provided by (used in) investing activities	(124,203)	(145,368)
Cash flows from financing activities
Issuance of common stock	335,000	0
Net cash provided (used) in financing activities	335,000	0
Increase (decrease) in cash and cash equivalent	(578,803)	(371,024)
Beginning balance:	862,076	1,233,100
Ending Balance:	$283,273	$862,076
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

Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology.  We have manufactured and marketed OptiChem(R) coated microarraying slides ("OptiChem") for a variety of custom applications for specific customers. During the fiscal years ended July 31, 2010 and 2009, our primary focus shifted to development of a program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcel(TM) system ("BACcel").  We are developing an innovative rapid diagnostic platform, the BACcel™ system, intended for rapid diagnosis in life-threatening bacterial infections.

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

The Company places its cash equivalents with a high credit quality financial institution.  The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.  At July 31, 2010 and 2009, the Company's uninsured cash balance was approximately $0 and $650,275.

The Company grants credit to domestic and international clients in various industries.  Exposure to losses on accounts receivable is principally dependent on each client's financial position.  The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2010 and 2009.

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

Research And Development

Research and development costs charged to operations for the years ended July 31, 2010 and 2009 were $501,600 and $745,927, respectively.

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

OptiChem(R) Revenues

Revenue is recognized when the Company ships the product to customers.

License Fees

Licensing fees are recognized at the time of execution unless future benchmarks related to the earnings require deferred income recognition.

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

Income Taxes

The Company accounts for income taxes in accordance with GAAP which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income.  A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

Earnings Per Share

The Company follows GAAP which requires companies to present basic earnings per share and diluted earnings per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The Company's net income (loss) for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive.  During the years ended July 31, 2010 and 2009, Common Stock options exercisable for 1,010,000 and 1,085,000 shares of Common Stock were not included in diluted loss per share as the effect was antidilutive due to the Company recording losses in each of those years.  In addition, at July 31, 2010 and July 31, 2009, 60,000 contingently issuable options were not included in loss per share.  See Note 8.

Stock Based Compensation

The Company follows GAAP in valuing all options granted using the Black-Scholes option-pricing model.  The fair value is recorded as consulting expense as the vesting period lapses.  Options granted for which vesting is contingent based on future performance are measured at their then current fair value at each period end, until vested.

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

Comprehensive Income (loss)

The Company follows GAAP which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.  The Company has no other items that would be included in comprehensive income (loss).

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for fiscal years beginning after November 15, 2009 and interim periods therein and thereafter. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2011. The Company is still evaluating the impact, if any, that the adoption of this standard may have on its financial position or results of operations.

In October 2009, the FASB issued authoritative guidance on revenue recognition, which is effective prospectively for fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative fair value method. The new guidance includes new disclosure requirements on how the application of the relative fair value method affects the timing and amount of revenue recognition. This accounting guidance is effective for the Company beginning in the first quarter of fiscal year 2011. The Company is currently assessing the impact, if any, of this guidance on its consolidated financial position and results of operations

In January 2010, the FASB issued authoritative guidance on Fair Value Measurements and Disclosures — Improving Disclosures About Fair Value Measurements. The new guidance requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new disclosures and clarifications of existing disclosures was effective in the Company’s second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, which are effective for the Company’s first quarter of fiscal year 2011. Other than requiring additional disclosures, the adoption of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

In April 2010, the FASB updated its guidance related to the milestone method of revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted. The Company has not yet adopted the updated guidance and do not expect adoption to have a material impact on the Company’s consolidated financial position and results of operations.

NOTE 3  INVENTORY

The Company purchases reagents and antibiotics used in testing BACcel assays. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method.  There was no work-in-process or finished goods inventory as of July 31, 2010 and July 31, 2009.

NOTE 4  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets for the year ended July 31, 2010 were $19,395 as compared to $27,698 for the year ended July 31, 2009.

NOTE 5  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost
and consisted of the following at July 31:	2010	2009

Computer equipment	$21,102	$21,102
Laboratory and scientific equipment	303,281	302,981
Furniture and fixtures	16,601	16,601

Total property and equipment	340,984	340,684
Accumulated depreciation	(336,540)	(320,029)

Net property and equipment	$4,474	$14,655

Depreciation expense for the years ended July 31, 2010 and 2009 was $10,480 and $22,743, respectively.

NOTE 6  INTELLECTUAL PROPERTY

Intellectual property consisted of the following at July 31:

	2010	2009

OptiChem® technologies	$4,454,538	$4,454,538
Patents	530,903	482,000
Trademarks	49,019	49,019

	5,034,460	4,985,557
Accumulated amortization	(2,066,840)	(1,815,833)

	$2,967,620	$3,169,724

Future amortization expense for the intangible assets is estimated as follows:

Years Ending July 31,

2011	251,000
2012	251,000
2013	251,000
2014	251,000
Thereafter	1,963,620

Total future amortization	$2,967,620

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem(R) Technologies.  Amortization expense was $251,007 and $247,345 respectively, for the years ended July 31, 2010 and 2009.  The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets.  If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down.  As of July 31, 2010 and 2009, management believes that the amounts carried on our balance sheet are recoverable, and there was no impairment of the Company's long-lived assets.

NOTE 7  SHAREHOLDERS' EQUITY

Stock Option Plans

The Company has option agreements with key executives and three stock-based compensation plans, which are discussed below:

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

As of July 31, 2010, 759,000 options had been granted pursuant to the Qualified Plan with 117,500 of these options exercised, 231,500 options that expired, leaving 172,500 available for grant.

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

As of July 31, 2010, 370,000 options had been granted pursuant to the Non-Qualified Plan with 125,000 of these options exercised, 80,000 options that expired, 50,000 that were cancelled and 60,000 available for grant.

Omnibus Stock Option Plan

On December 14, 2004 the Shareholders approved an Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company.

As of July 31, 2010, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired, leaving 10,000 available for grant.

Contingent Options

The Company has granted contingent stock options to an officer that shall vest if and only if prior to the expiration date of the options, the Company closes on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company's shareholders receive aggregate consideration at closing equal to or greater than $250,000,000.  The Company has reserved a sufficient number of shares for such options.

Accounting for Employee Based Option Plans

As is discussed in Note 2, the Company accounts for all option grants using the Black-Scholes option pricing model in accordance with GAAP for options granted or extended.

As of July 31, 2010 and 2009, total unrecognized share-based compensation cost related to unvested stock options was approximately $0 and $10,176.  For the years ended July 31, 2010 and 2009, the Company recognized $29,177 and $170,943 in stock based compensation costs related to the issuance of options to employees under SFAS 123R.  For the year ended July 31, 2010 and 2009, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $9,360 and $24,777.  These costs were calculated in accordance with GAAP and are reflected in operating expenses.

The following weighted-average assumptions were used for grants for the year ended July 31, 2010:  no dividend yield; risk free interest rate between 1.00% and 5%; expected life between 3 and 10 years; and expected volatility between 44% and 117%.  The weighted average fair value of options granted during the fiscal year ended July 31, 2010 was $3.67.  The weighted average remaining contractual life of options outstanding at July 31, 2010 was 4.40 years.  The expected forfeiture rate used was 37%.

The following table summarizes information on stock option activity for the  Omnibus Plan, the Qualified Plan and the Non-Qualified Plan, excluding the 200,000 contingent options noted above:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share

Options outstanding, July 31, 2008	1,085,000	$1.45 - $4.50	$2.42
Granted	95,000	2.25-3.00	2.52

Exercised	0	0	0
Expired	(15,000)	2.20-2.50	2.40
Options Outstanding July 31, 2009	1,165,000	1.45-4.00	2.40
Granted	20,000	0.73	.73
Exercised	(100,000)	1.45	1.45
Expired	(75,000)	1.45-1.50	1.47
Options Outstanding July 31, 2010	1,010,000	$0.73-4.50	$2.57

As of July 31, 2010 and 2009, 1,010,000 and 1,087,500 options outstanding were currently exercisable and carried weighted average exercise prices of $ 1.45 and $4.50 respectively.  The following table summarizes information about stock options outstanding and exercisable at July 31, 2010:

		Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$.00-$1.00	20,000	10.00	$.73	20,000	$0.73
$1.45-$1.50	200,000	1.00	$1.45	200,000	$1.45
$2.00-$2.36	172,500	1.59	$2.24	172,500	$2.24
$2.50-$2.90	380,000	3.87	$2.57	380,000	$2.57
$3.00-$3.20	37,500	4.3	$3.01	37,500	$3.01
$3.60-$4.50	200,000	5.01	$4.05	200,000	$4.05

Warrants to Purchase Common Stock

Effective March 17, 2008, the Company held a closing on the sale to accredited investors of an aggregate of 421,433 shares of the Company's no par value Common Stock sold at $0.70 per share (the "Common Stock") and warrants to purchase 421,433 shares of Common Stock at a purchase price of $1.00 per share that expire three years from the date of issuance (the "Warrants”).

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

In connection with the closing, the Company issued 10,715 warrants to the placement agent for the offering as additional compensation (the “Placement Agent Warrants”). The Placement Agent Warrants are three year warrants that are exercisable at a price of $1.00 per share.

NOTE 8  INCOME TAXES

The following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

	2010	2009
Deferred tax assets:
Net operating loss	$3,612,000	$5,041,000
Deferred revenue and gains	(100,000)	(100,000)
Depreciation and amortization	(50,000)	(50,000)
Stock options issued to consultants and employees	360,000	350,000
General business credit	265,000	265,000
Contribution and timing differences	(10,000)	(10,000)
Total	4,077,000	5,506,000
Less valuation allowance	(4,077,000)	(5,506,000)
Net deferred tax asset	$0	$0

As of July 31, 2010, a valuation allowance decrease of $1,429,000 has been recorded for the deferred tax asset, as Management has determined that it is more likely than not that the deferred tax asset will not be realized.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ended July 31, 2010 and 2009 as follows:

	2010	2009
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	(3.0)	(3.0)
General business credits and other	(3.8)	(3.8)
Valuation allowance	40.8	40.8
Effective tax rate (benefit)	-%	-%

The Company has unused net operating loss carry forward of approximately $9,761,000 and general business credits of approximately $265,000 that are available to offset future income taxes.  The net operating loss will expire beginning in 2013 and the general business tax credits expire from 2010 through 2024.

NOTE 9  MAJOR CUSTOMERS AND FOREIGN REVENUE

For the years ending July 31, 2010 and 2009, revenues were $2,245,628 and $1,269,886, respectively.  Of the total revenues, revenues from one customer were $1,842,596 (82.1%) in the year ended July 31, 2010 and $1,200,000 (94.4%) for the year ended July 31, 2009.

Foreign Revenues were as follows for the fiscal years ended July 31,:

Foreign Revenues	2010	2009
OptiChem ® Revenues	$113,032	$67,212
License Fees	0	0
Technical Development Fees	290,000	0
Consulting Fees	0	0
Total	$403,032	$67,212

NOTE 10  COMMITMENTS

Investments And Deferred Compensation Arrangement

In January 1996, the Company established a deferred compensation plan for key employees.  Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note.  For the fiscal year ended July 31, 2010, the Company owes $75,000 to the plan which was accrued but unpaid by the Company at year end.  On October 26, 2009, $75,000 was paid to the deferred compensation plan for the fiscal year ended July 31, 2009.

The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2010 and 2009.  These assets, which based upon the Company's intended use of the investments, have been classified as trading securities.  Unrealized holding gains or loss on trading securities are included in other income (expense).

	2010	2009
Cost basis	$1,184,637	$1,157,243
Unrealized holding gain (loss)	23,901	(53,406)
Aggregate fair value	$1,208,538	$1,103,837)

Deferred compensation related to the Rabbi Trust was $1,283,537 and $1,178,836 as of July 31, 2010 and 2009, respectively.  The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2010 and 2009 which was accrued but unpaid by the Company at year end.

Operating Lease

The Company is a party to a lease for its office and laboratory space that expires on September 30, 2010.  Total rent expense including common area charges was approximately $76,761 and $72,573 during the years ended July 31, 2010 and 2009, respectively.  Future minimum lease payments, which has now been converted to a month to month lease.

Employment Agreement

Effective December 1, 2007, we entered into an employment agreement with Mr. Geimer.  The agreement was negotiated and approved by the Compensation Committee.  The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000.  The agreement expires on December 31, 2012. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement.  In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2010 would be $580,000.  Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation ($580,000) would be payable plus five times the sum of the base salary and deferred compensation (an additional $1,200,000 for an aggregate of $1,780,000).

NOTE 11 DEFERRED REVENUE

Deferred revenue was $20,225 and $92,765, respectively at the fiscal years ended July 31, 2010 and 2009.  Deferred revenue consists of prepaid royalty fees from Nanostring and SCHOTT.  Deferred revenue recognized during the fiscal year ended July 31, 2010 was $72,540 and is reflected as OptiChem® revenues.