Form 10-K/A
period 2010-07-31
ACCELR8 TECHNOLOGY CORP
filed 2010-09-23
CIK 727207

FORM 10-K/A
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

The number of shares of the Registrant's Common Stock outstanding as of September 15, 2010 was 10,757,317.

Documents incorporated by reference: None

TABLE OF CONTENTS

Item 15. Exhibits, Financial Statement Schedules	1

EXPLANATORY NOTE

Accelr8 Technology Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2010 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2010 solely to include two amended and restated material contracts (the “Material Contracts”) that were filed as exhibits to the Form 10-K that had been redacted and were subject to a confidential treatment request.  Each of the Material Contracts has been amended and restated only to include the name of the other party to the agreements, Novartis Vaccines and Diagnostics, Inc., which had been redacted in the Original Filing.  Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, each of the amended and restated Material Contracts, the signature page and the certifications required to be filed as exhibits to this Amendment.

Item 15.  Exhibits, Financial Statement Schedules

(a) Exhibits

10.1*	Evaluation Agreement dated June 14, 2010 between Accelr8 Technology Corporation and Novartis Vaccines and Diagnostics, Inc. (1)

10.2*	Letter of Intent dated June 14, 2010 between Accelr8 Technology Corporation and Novartis Vaccines and Diagnostics, Inc. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1
Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Form 10-K for the fiscal year ended July 31, 2010).

* Portions of these exhibits have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(1)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ACCELR8 TECHNOLOGY CORPORATION

Date: September 22, 2010	By: /s/ David C. Howson
David C. Howson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: September 22, 2010	By: /s/ Thomas V. Geimer
Thomas V. Geimer, Chairman,
Secretary, Chief Executive Officer,
and Chief Financial Officer

Date: September 22, 2010	By: /s/ Bruce McDonald
Bruce McDonald, Principal
Accounting Officer

Date: September 22, 2010	By:
John D. Kucera, Director

Date: September 22, 2010	By: /s/ Charles E. Gerretson
Charles E. Gerretson, Director