Form 10-Q
period 2010-10-31
ACCELR8 TECHNOLOGY CORP
filed 2010-12-14
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010
or

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
Yes     No X

As of December 14, 2010, there were 10,757,317 shares of common stock outstanding.

INDEX

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Balance Sheets	3
		October 31, 2010 (unaudited) and July 31, 2010

		Condensed Statements of Operations	4
		for the three months ended October 31, 2010 and 2009 (unaudited)

		Condensed Statements of Cash Flows	5
		for the three months ended October 31, 2010 and 2009 (unaudited)

		Notes to Unaudited Condensed Financial Statements	6-9

	Item 2.	Management's Discussion and Analysis of	9
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

	Item 4.	Controls and Procedures	14

	Item 4T.	Controls and Procedures	14

PART II.		OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 5.	Other Information	15

	Item 6.	Exhibits

SIGNATURES

CERTIFICATION OF OFFICERS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Accelr8 Technology Corporation
Condensed Balance Sheets

ASSETS

	October 31, 2010	July 31, 2010
	(Unaudited)
Current assets:
Cash and cash equivalents	$222,494	$283,273
Trade Accounts Receivable	672,285	415,807
Inventory	32,920	32,620
Prepaid expenses and other current assets	11,052	19,395
Total current assets	938,751	751,095
Long Term Accounts Receivable, Net of current portion	1,329,560	1,337,288
Property and equipment, net	5,324	4,474

Investments, net	1,223,845	1,208,538

Intellectual property, net (Note 4)	2,920,204	2,967,621

Total assets	$6,417,684	6,268,966
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	64,178	32,135
Accrued compensation and other liabilities	34,081	23,291
Deferred revenue	16,148	20,225
Total current liabilities	114,407	75,651

Long-term liabilities:
Deferred compensation	1,317,595	1,283,537
Total liabilities	1,432,002	1,359,188

Commitments and Contingencies

Shareholders’ equity
Common Stock, no par value; 14,000,000 shares authorized; 10,757,317 (2010) and 10,226,210 (2009) shares issued and outstanding	14,138,820	14,138,820
Contributed capital	1,165,497	1,156,843
Accumulated (deficit)	(10,045,035)	(10,112,285)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total Shareholders’ equity	4,985,682	4,909,778

Total liabilities and Shareholders’ equity	$6,417,684	$6,268,966

See accompanying notes to financial statements.

Condensed Statements of Operations
For the Three Months Ended October 31, 2010 and 2009
 (Unaudited)

	2010	2009
Revenues:
OptiChem® revenues	$11,883	$15,549
Technical Development Fees	210,000	0
Qualified Therapeutic Discovery Grant	244,479	0
Total revenues	466,362	15,549

Costs and expenses:
Research and development	111,050	160,899
General and administrative	235,567	212,683
Amortization	63,179	62,724
Marketing and sales	5,993	0
Depreciation	599	2,616

Total costs and expenses	416,388	438,922

Income(Loss) from operations	49,974	(423,373)

Other income (loss):
Interest and dividend income	3,447	1,363
Unrealized gain (loss) on investments	13,829	10,029

Total other income (loss)	17,276	11,392

Net Income( loss)	$67,250	$(411,981)

Net loss per share:
Basic and diluted net loss per share	$.01	$(.04)

Weighted average shares outstanding	10,757,317	10,226,210

See accompanying notes to financial statements.

Accelr8 Technology Corporation
Condensed Statements of Cash Flows
For the Three Months Ended October 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net Income(loss)	$67,250	$(411,981)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	599	2,616
Amortization	63,179	62,724
Fair value of stock options granted for services	8,654	9,177
Unrealized holding (gain) loss on investments	(13,829)	(10,029)
(Increase) decrease in assets:
Accounts receivable	(248,750)	0
Inventory	(300)	9,900
Prepaid expense and other	8,343	11,860
Increase (decrease) in liabilities:
Accounts payable	32,043	(5,655)
Accrued liabilities	10,790	14,696
Deferred revenue	(4,077)	(15,549)
Deferred compensation	34,058	30,124
Net cash (used in) operating activities	(42,040)	(302,117)

Cash flows from investing activities:

Purchase Investments	(1,527)	(1,345)
Purchases of equipment and patent costs	(17,212)	(13,147)
Contribution to Deferred Compensation Trust	0	(75,000)
Net cash (used in) investing activities	(18,739)	(89,492)
Decrease in cash and cash equivalents	(60,779)	(391,609)
Beginning balance	283,273	862,076
Ending balance	$222,494	$470,467
See accompanying notes to financial statements.

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our Annual Audited Financial Statements dated July 31, 2010 included in our Annual Report on Form 10-K, as amended, as filed with the SEC on September 23, 2010.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of Management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2010 may not be indicative of the results of operations for the fiscal year ended July 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including receivables from major customers.  The Company places its cash equivalents with a high credit quality financial institution.  The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.  At October 31, 2010 and 2009, the Company's uninsured cash balance was approximately $0 and $231,275.  The Company grants credit to domestic and international clients in various industries.  Exposure to losses on accounts receivable is principally dependent on each client's financial position.  The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at October 31, 2010 and 2009.  The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

Income Taxes

The Company has no unrecognized tax benefits. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

The Company files federal and state income tax returns. These returns are subject to examination by taxing authorities for all tax years after 2006.

Note 3. Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™ . Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 4.  Intellectual Property

Intellectual property consisted of the following:

	October 31, 2010	July 31, 2010

OptiChem® Technologies	$4,454,538	$4,454,538
Patents	546,666	530,903
Trademarks	49,019	49,019
Total intellectual property	5,050,223	5,034,460
Accumulated amortization	(2,130,019)	(2,066,840)
Net intellectual property	$2,920,204	$2,967,620

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem® Technologies. Amortization expense was $63,179 and $62,724, respectively, for the three months ended October 31, 2010 and 2009.

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

On November 24, 2008 the Company extended the non-exclusive Slide H license with Schott Jenaer Glas GmbH (“Schott”) for three more years, to expire on November 23, 2011.  The terms of the extended license were $100,000, $50,000 for a prepaid license and $50,000 in prepaid royalties. The Company granted another royalty-bearing license to Schott Jenaer Glas GmbH for Streptavidin slides (Slide HS) for two years that expired on December 31, 2008. The terms were $100,000; $50,000 for a prepaid license and $50,000 in prepaid royalties.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).  Royalties in the aggregate amount of $ 4,077 and $15,549 respectively  were earned during the three months ended October 31, 2010 and 2009.

On June 16, 2010, the Company entered into an Evaluation Agreement and Letter of Intent with Novartis Vaccines and Diagnostics, Inc. (“Novartis”).  Pursuant to the Evaluation Agreement, Novartis will evaluate the results of the Company’s BACcel system in identifying the type and quantity of bacterial pathogens in clinical specimens.

Pursuant to the Letter of Intent, the Company and Novartis agreed to negotiate in good faith a formal business relationship and definitive agreement regarding the design, development, commercialization and support strength of each party within 160 days of the date of the Letter of Intent.   The Letter of Intent is non-binding and grants the Diagnostics Company the exclusive right (the “Exclusive Right”) to evaluate and negotiate a license to the Company’s intellectual property for a period of three months after the submission of the final research report prepared pursuant to the Evaluation Agreement.
On November 24, 2010, the Company and Novartis entered into an Amendment No. 1 to an Evaluation Agreement (the “Amended Evaluation Agreement”) and an Amendment No. 1 to a Letter of Intent (the “Amended Letter of Intent”) to extend the termination dates of these agreements.  See “Subsequent Events.”

On July 9, 2010 the Company additionally entered into a non-exclusive patent-life OptiChem® license to Nanosphere, Inc.  (“Nanosphere”).  The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products.  The products may include FDA-regulated diagnostics devices, unlike the other current licenses.

Note 6. Employee Stock Based Compensation

On October 31, 2010, there were Common Stock options outstanding at prices ranging from $.73 to $4.50   with expiration dates between November 3, 2010 and December 17, 2019. For the three months ended October 31, 2010 and 2009, stock options exercisable into 1,010,000 and 1,087,500 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

On August 26, 2009, 100,000 options to purchase shares of the Company’s common stock at a price of $1.50 per share were exercised by an officer and director of the Company on a cashless basis.  Upon exercise, 47,468 of these shares were surrendered in a cashless exchange.  The share price on the date of exercise was $3.16 per share. For the quarters ended October 31, 2010 and 2009, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended October 31, 2010 and 2009: no dividend yield; risk free interest rate of 1.00% to 4.5%; expected life of 3-10 years; and expected volatility of 44% to 118%. The weighted average remaining contractual life of options outstanding at October 31, 2010 and 2009 was 4.40  and 4.13 years, respectively.

As of October 31, 2010, the total unrecognized share-based compensation cost related to unvested stock options was approximately $0. For the three-month period ended October 31, 2010 and 2009 the Company recognized $8,654 and $9,177, respectively in stock based compensation costs related to the issuance of stock options to employees.

Note 7.  Subsequent Events.

On November 24, 2010, the Company and Novartis Vaccines and Diagnostics, Inc. (“Novartis”) entered into an Amendment No. 1 to an Evaluation Agreement (the “Amended Evaluation Agreement”) and an Amendment No. 1 to a Letter of Intent (the “Amended Letter of Intent”).

Pursuant to the Amended Evaluation Agreement, Novartis will continue to evaluate the results of the Company’s BACcel system in identifying the type and quantity of bacterial pathogens in clinical specimens.  In connection with the Amended Evaluation Agreement, Novartis agreed to pay the Company a fixed amount.  The Amended Evaluation Agreement will terminate on June 30, 2011.

The Amended Letter of Intent extends the Exclusive Right for three additional thirty-day periods through April 13, 2011 and Novartis will pay the Company a monthly fee for such extension.  The Exclusive Right may be extended an additional 78 days by paying the Company an additional fee for each 30 day period extended.   The exclusivity payments made pursuant to the Original Letter of Intent, as amended pursuant to the Amended Letter of Intent, if any, shall be credited against any license fee, development milestone or other payment made by Novartis to the Company at any point in the future.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel™ system, the Company will obtain sufficient capital to complete the development of the BACcel™ system, the Company will find a long term strategic partner to assist in developing, manufacture and taking the BACcel™ system to market, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled "Risk Factors" are in its Form 10-K for the fiscal year ended July 31, 2010, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

During the quarter ended October 31, 2010, the Company started identifying suppliers to demonstrate functional subsystems for integration into an automated BACcel(tm) product for market launch in international clinical markets and research markets in the US.

Preliminary analysis of data in a prospective pilot clinical study at Denver Health revealed what management believes to be positive results that the principle investigators submitted for presentation at a major medical congress in the first half of 2011. This study is being performed under Institutional Review Board authorization and patient informed consent. In it, the investigators examine a series of new respiratory specimens acquired from ICU patients started on mechanical ventilation. They compare results from BACcel(tm) rapid analysis with those standard cultures performed on portions of the same specimens. The study's purpose is to assess BACcel(tm) analytical accuracy and speed when used as intended for an important medical application. The study also has an objective to assess whether repeated monitoring, pre-symptomatic, and rapid analysis affects treatment decisions if a patient begins to exhibit symptoms of infection.

Accelr8 also began to expand the diagnostic scope of the BACcel(tm) system with studies on additional specimen types and medical indications.

During the quarter ended October 31, 2010, the Company received notice it would receive $244,479 as part of a new Internal Revenue Code 48D program created by the Patient Protection and Affordable Care Act. This program provides a tax credit or cash grant for qualifying research and development expenditures related to advanced medical technology discovery and development. The amount was the maximum amount of capital that could be granted to any single applicant under the program.

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

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™ . Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Changes in Results of Operations: Three months ended October 31, 2010 compared to three months ended October 31, 2009

During the three months ended October 31, 2010, OptiChem® revenues were $11,883 as compared to $15,549 during the three month period ended October 31, 2009, a decrease of $3,666, or 24%. The decrease was a result of licensing of OptiChem® technology to Nanosphere, one of Schott’s prinicipal customers for the Optichem technology and the resulting reduction in royalty income from Schott.

Technical development fees during the three-month period ended October 31, 2010 were $210,000 as compared to $0 during the three-month period ended October 31, 2009, an increase of 210,000 or 100%.  Technical development fees are no longer being received due to BD declining to exercise its licensing option pursuant to the Agreement for 2009: however, the new agreement with Novartis generated $210,000 for the quarter ended October 31, 2010.

During the period ended October 31, 2010, we applied for and were notified of acceptance for the QTPD grant.  Our original submission disclosed eligible expenditures subject to the grant which were certified in the amount of $488,958.  The grant awarded 50% of the certified expenditures and grant funds totaling $244,479 have been recorded as income in the quarter ended October 31, 2010.  Grant income was not earned during the period ended October 31, 2009.

Research and development expenses for the three months ended October 31, 2010 were $111,050 as compared to $160,899 during the three months ended October 31, 2009, a decrease of $49,849 or 31%. The decrease was primarily the result of decreases in salaries and related accruals of $25,178 and in lab supplies and expenditures of $13,205.

During the three months ended October 31, 2010, general and administrative expenses were $235,5677 as compared to $212,683 during the three-month period ended October 31, 2009, an increase of $22,884 or 10.8%. The increases were primarily the result of stock based compensation charges, consulting fees and expenses incurred in connection with the application for QTDP grant funds.

The increase in amortization was negligible for the three months ended October 31, 2010 as compared to the three-month period ended October 31, 2009.

Marketing and sales expenses for the three months ended October 31, 2010 were $5,993 as compared to $0 during the three months ended October 31, 2009. The increase was primarily due to travel related costs in connection with industry conferences and visiting technological development partners.

Depreciation for the three months ended October 31, 2010 was $599 as compared to $2,616 during the three months ended October 31, 2009, a decrease of $2,017 or 77%. The decreased depreciation was the result of the increased age of assets and the disposal of equipment no longer used in our operations.

As a result of the above factors, income from operations for the three months ended October 31, 2010 was $49,974 as compared to a loss of $423,373 during the three months ended October 31, 2009, an increase in income of $473,347.

Interest and dividend income during the three months ended October 31, 2010 was $3,447 as compared to $1,363 during the three months ended October 31, 2009 an increase of $2,084 or 153%. Interest income increased as a result of the recognition of interest imputed related to our long term accounts receivable.

Unrealized holding gain on investments held in the deferred compensation trust for the three months ended October 31, 2010 was $13,829 as compared to $10,029 for the three months ended October 31, 2009, an increase of $3,800 or 38%. The change was a result of increased value of the underlying securities and general market conditions.

As a result of these factors, net income for the three months ended October 31, 2010 was $ 67,250 as compared to a loss of $411,981 during the three months ended October 31, 2009, an increase in income of $479,231.

Capital Resources and Liquidity

During the three months ended October 31, 2010 and October 31, 2009, we did not generate positive cash flows from operating activities.

The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel™ system and general and administrative expenses.

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

 Management believes that current cash balances plus cash flow from operations will  be sufficient to fund our capital and liquidity needs for the next twelve months given the receipt of grant funds totaling $244,479 in addition to the technical development and having successfully renegotiated an extension of our evaluation agreement through June 30, 2011... At October 31, 2010, as compared to July 31, 2010, cash and cash equivalents decreased by $ 60,779 from $ 283,273 to $222,494, or approximately 21.45% and the Company's working capital increased $ 148,900 or 22 % from $675,444 to $824,344. During the same period, shareholders' equity increased from $ 4,909,778 to $ 4,985,685 as a result of our net income for the three months then ended  The net cash used in operating activities was $ 42,040 during the three months ended October 31, 2010 compared to net cash used in operating activities of $ 302,117 during the three months ended October 31, 2009. The principal elements that gave rise to the decrease in net cash used in operating activities were primarily  the result of increased revenues from technical development fees of $ 210,000 and the accrual and subsequent receipt of grant funds totaling $ 244,479 and our overall continued reduction in expenses.

Cash used by investing activities during the three months ended October 31, 2010 was $ 18,739.  The cash used by investing activities was the result of additional patent expenditures.

Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs through the next twelve months of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, Mr. Geimer concluded that as of October 31, 2010, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2010.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1*	Amendment No. 1 to Evaluation Agreement with Novartis Vaccines and Diagnostics, Inc. effective November 10, 2010

10.2*	Amendment No. 1 to Letter of Intent with Novartis Vaccines and Diagnostics, Inc. effective November 10, 2010

31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

* Portions of these exhibits have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 14, 2010

ACCELR8 TECHNOLOGY CORPORATION

/s/ Thomas V. Geimer

Thomas V. Geimer, Secretary,
Chief Executive Officer and
Chief Financial Officer

/s/ Bruce H. McDonald

Bruce H. McDonald, Principal
Accounting Officer