Form 10-Q
period 2011-01-31
ACCELR8 TECHNOLOGY CORP
filed 2011-03-16
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011
or

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
Yes     No X

As of  January 31, 2011 there were 10,757,317 shares of common stock outstanding.

	INDEX
		Page
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets January 31, 2011 (unaudited) and July 31, 2010	3
	Condensed Statements of Operations for the three and six months ended Jnuary 31, 2011 and 2010 (unaudited)	4
	Condensed Statements of Cash Flows for the six months ended January 31, 2011 and 2010 (unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25-30
CERTIFICATION OF OFFICERS

Accelr8 Technology Corporation	2	10-Q 01-31-11

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Accelr8 Technology Corporation
Condensed Balance Sheets
ASSETS
	January 31, 2011 (Unaudited)	July 31, 2010
Current assets:
Cash and cash equivalents	$425,267	$283,273
Trade Accounts receivable	416,993	415,807
Inventory	32,920	32,620
Prepaid expenses and other current assets	37,448	19,395
Total current assets	939,628	751,095
Long Term Accounts Receivable, Net of current portion	1,341,355	1,337,238
Property and equipment, net	4,725	4,474

Investments, net	1,317,526	1,208,538

Intellectual property, net (Note 4)	2,860,610	2,967,621

Total assets	$6,436,844	$6,268,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	75,678	32,135
Accrued compensation and other liabilities	27,192	23,291
Deferred revenue	16,148	20,225
Total current liabilities	119,018	75,651

Long-term liabilities:
Deferred compensation	1,355,026	1,283,537
Total liabilities	1,474,044	1,359,188

Commitments and Contingencies

Shareholders’ equity
Common Stock, no par value; 19,000,000 shares authorized; 10,757,317 (2010) and 10,226,210 (2009) shares issued and outstanding	14,138,820	14,138,820
Contributed capital	1,168,975	1,156,843
Accumulated (deficit)	(10,071,395)	(10,112,285)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders’ equity	4,962,800	4,909,778

Total liabilities and shareholders’ equity	$6,436,844	$6,268,966

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	3	10-Q 01-31-11

Accelr8 Technology Corporation
Condensed Statements of Operations
For the Three and Six Months ended January 31, 2011 and 2010
(Unaudited)
	3 Months Ended January 31		6 Months Ended January 31
	2011	2010	2011	2010
Revenues:
OptiChem® revenues	$3,160	$49,995	$15,042	$65,544
Technical development fees	310,408	0	520,408	0
Qualified Therapeutic Discovery Grant	0	0	244,479	0
Total Revenues	313,568	49,995	779,929	65,544

Costs and expenses:
Research and development	107,111	131,554	218,162	292,453
General and administrative	189,772	245,541	425,337	458,224
Amortization	63,217	62,649	126,396	125,373
Marketing and sales	500	0	6,493	0
Depreciation	599	2,617	1,198	5,233
Total costs and expenses	361,199	442,361	777,586	881,283

Income (Loss) from operations	(47,631)	(392,366)	2,343	(815,739)

Other income:
Interest and dividend income	3,957	1,255	7,404	2,617
Unrealized gain (loss) on investments	17,314	7,989	31,143	18,018
Total other income	21,271	9,244	38,547	20,635

Net Income (loss)	(26,360)	$(383,122)	40,890	(795,104)

Net loss per share:
Basic and diluted net loss per share	(.00)	$(.04)	.00	$(.08)

Weighted average shares outstanding	10,757,317	10,226,210	10,757,317	10,226,210

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	4	10-Q 01-31-11

Accelr8 Technology Corporation
Condensed Statements of Cash Flows
For the Six Months Ended January 31, 2011 and 2010
(Unaudited)
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$40,890	$(795,104)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,198	5,233
Amortization	126,396	125,373
Fair value of stock options granted for services	12,132	19,118
Unrealized holding (gain) loss on investments	(31,143)	(18,018)
Reinvested earnings – interest and dividends	(2,844)	(2,592)
(Increase) decrease in assets:
Accounts receivable	(5,303)	(15,376)
Inventory	(300)	17,400
Prepaid expense and other	(18,052)	(22,537)
Increase (decrease) in liabilities:
Accounts payable	43,543	25,943
Accrued liabilities	3,901	67
Deferred revenue	(4,077)	(50,167)
Deferred compensation	71,488	58,111
Net cash provided(used in) operating activities	237,829	(652,549)

Cash flows from investing activities:
Purchases of equipment and patents	(20,835)	(25,666)
Contribution to deferred compensation trust	(75,000)	(75,000)
Net cash used in investing activities	(95,835)	(100,666)

Increase (Decrease) in cash and cash equivalents	141,994	(753,215)

Beginning balance	283,273	862,076

Ending balance	$425,267	$108,861

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	5	10-Q 01-31-11

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and six months ended January 31, 2011 may not be indicative of the results of operations for the year ended July 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, and notes receivable, including receivables from major customers. The company places its cash equivalents with a high credit quality financial institution.  The company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.  At January 31, 2011 and 2010, the Company’s uninsured cash balance was approximately $0 and $0.  The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Accelr8 Technology Corporation	6	10-Q 01-31-11

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximate fair value at January 31, 2011 and July 31, 2010. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

Note 3. Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has codified a single source of U.S. Generally Accepted Accounting Principles (GAAP), the Accounting Standards Codification™ . Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes. There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Note 4. Intellectual Property

Intellectual property consisted of the following:
	January 31, 2011	July 31, 2010

OptiChem® Technologies	$4,454,538	$4,454,538
Patents	550,289	530,904
Trademarks	49,019	49,019
Total intellectual property	5,053,846	5,034,461
Accumulated amortization	(2,193,236)	(2,066,840)
Net intellectual property	$2,860,610	$2,967,621

Accelr8 Technology Corporation	7	10-Q 01-31-11

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $126,396 and $125,373, respectively, for the six months ended January 31, 2011 and 2010.

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

Note 5. Research and Option Agreement and License and Supply Agreements

The Company originally signed a licensing agreement for microarraying slides using OptiChem® coatings with Schott Jenaer Glas GmbH (“SCHOTT”) on November 4, 2004. On November 24, 2008 the Company extended the non-exclusive Slide H license for three more years, to expire on November 23, 2011.  The Company also extended a non-exclusive license to SCHOTT for Slide HS to expire at the same time as the extended slide H license.  The royalty-bearing license extensions had a license fee of a total of $50,000, and prepaid royalty of $50,000 for a total of $100,000.

The Company entered into a seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).  Royalties in the aggregate amount of $ 5,232 and $9,680 respectively were earned during the six months ended January 31, 2011 and 2010.

Effective June 14, 2010, the Company entered into an Evaluation Agreement and Letter of Intent with Novartis Vaccines and Diagnostics, Inc. (“Novartis”).  Pursuant to the Evaluation Agreement, Novartis will evaluate the results of the Company’s BACcel system in identifying the type and quantity of bacterial pathogens in clinical specimens.

Accelr8 Technology Corporation	8	10-Q 01-31-11

Pursuant to the Letter of Intent, the Company and Novartis agreed to negotiate in good faith a formal business relationship and definitive agreement regarding the design, development, commercialization and support strength of each party within 160 days of the date of the Letter of Intent.   The Letter of Intent is non-binding and grants Novartis the exclusive right (the “Exclusive Right”) to evaluate and negotiate a license to the Company’s intellectual property for a period of three months after the submission of the final research report prepared pursuant to the Evaluation Agreement.

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

On July 9, 2010 the Company additionally entered into a non-exclusive patent-life OptiChem® license to Nanosphere, Inc.  (“Nanosphere”).  The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products.  The products may include FDA-regulated diagnostics devices, unlike the other current licenses.  The payments due under the license aggregate $1,865,000, of which $165,000 has been paid.  The license requires the additional payments of $350,000, $600,000 and $750,000 on July 2011, 2012, and 2013, respectively.

Note 6. Employee Stock Based Compensation

On January 31, 2011, there were Common Stock options outstanding at prices ranging from $.73 to $3.60   with expiration dates between May 6, 2011 and December 17, 2019. For the three months ended January 31, 2011 and 2010, stock options exercisable into 1,010,000 and 1,087,500 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Accelr8 Technology Corporation	9	10-Q 01-31-11

On August 26, 2009, 100,000 options to purchase shares of the Company’s common stock at a price of $1.50 per share were exercised by an officer and director of the Company on a cashless basis.  Upon exercise, 47,468 of these shares were surrendered in a cashless exchange.  The share price on the date of exercise was $3.16 per share.

For the six month periods ended January 31, 2011 and 2010, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended January 31, 2011 and 2010: no dividend yield; risk free interest rate of 1.0 % to 5.00%; expected life of 2-10 years; and expected volatility of 44 % to 86%. The weighted average remaining contractual life of options outstanding at January 31, 2011 and 2010 was 3.02 and 4.13 years, respectively.

At January 31, 2011, there were approximately 5,100 dilutive shares based upon average price per share during the year to date periods.  The values were immaterial to these financial statements and earnings(losses) per share calculations.

As of January 31, 2011, the total unrecognized share-based compensation cost related to unvested stock options was approximately $0. For the three month period ended January 31, 2011 and 2010, the Company recognized $3,478 and $9,941, respectively in stock based compensation costs related to the issuance of stock options to employees.  For the six months ended January 31, 2011 and 2010, the Company recognized $12,132 and $19,118, respectively in stock based compensation costs.

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

Accelr8 Technology Corporation	10	10-Q 01-31-11

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel™ system, the Company will obtain sufficient capital to complete the development of the BACcel™ system, the Company will enter into an agreement with a long term strategic partner to assist in developing, manufacture and taking the BACcel™ system to market, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled "Risk Factors" are in its 10-K for the year ended July 31, 2010, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

Accelr8 Technology Corporation	11	10-Q 01-31-11

Since 2007, we have focused our efforts on the development of an innovative rapid diagnostic platform, the BACcel™ system, intended for rapid diagnosis in life-threatening bacterial infections.  Our goal is to reduce the failure rate of initial therapy by shortening the lab turnaround time to less than 8 hours, rather than the 2-3 days now required.  Rapid testing would provide guidance in time to influence initial therapy from the first day.

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
The BACcel™ system uses long-accepted clinical microbiology principles, but applies our proprietary technology to adapt them to analyze live bacteria extracted directly from a patient specimen.  The instrumentation uses an automated digital microscope to measure the responses of extracted live bacterial cells to various test conditions.  The system analyzes thousands of these individual cells to arrive at organism identification and antibiotic resistance characteristics.

Based on internal and external independent lab data, Management believes that the BACcel™ system will identify the organisms present in a patient's specimen and count the number of organisms of each type in less than 2 hours after receiving a specimen.  Management believes that the BACcel™ system will then additionally report major categories of antibiotic resistance mechanism present for each type of organism within a total of 4-6 hours after receiving a specimen.  The clinical purpose is to narrow the drug choices available for initial therapy by rapidly reporting presumptive identification and major resistance types, thus ruling out antibiotic classes that are most likely to fail.

Management believes that the BACcel™ system is the only new diagnostic technology under development that will address a clinically adequate range of species and antibiotic resistance mechanisms needed to help manage critical infectious diseases.  Management also believes that other rapid technologies, such as gene detection, are better suited to screening non-infected carriers of a small number of species and resistance mechanisms, but are too limited to compete with the BACcel™ platform for managing infected and especially critically ill ICU patients.

During the quarter ended January 31, 2011, the Company selected suppliers who will demonstrate functional subsystems for integration into an automated BACcel(tm) product. Subsystems include fluid robotics and automated imaging.  The Company believes that when the BACcel™ is ready to be deployed into the marketplace, it will conduct a product launch that will begin in international clinical markets and research markets in the US.

Accelr8 Technology Corporation	12	10-Q 01-31-11

Preliminary analysis in a prospective pilot clinical study at the Denver Health Medical Center yielded data that the principle investigators will present at the annual meeting of the American Thoracic Society in May, 2011. This study is being performed under Institutional Review Board authorization and patient informed consent. In it, the investigators examine a series of new respiratory specimens acquired from ICU patients started on mechanical ventilation. They compare results from BACcel(tm) rapid analysis with those standard cultures performed on portions of the same specimens. The study's purpose is to assess BACcel(tm) analytical accuracy and speed if to help manage severe infections in ICU patients.

Accelr8 also continued to expand the diagnostic scope of the BACcel(tm) system with studies on additional specimen types and medical indications.

Principal investigators at the Barnes-Jewish Hospital in St. Louis received acceptance to present results of another study at ECCMID 2011, also in May, being held in Milan, Italy.  The study includes results from the BACcel™ system to identify a new type of resistance in hospital “Staph” pathogens, known as “hVISA,” that cannot be detected by routine laboratory tests.  The resistance type affects vancomycin, which is the antibiotic most commonly  used if MRSA strains of Staph are known or suspected, but may also be present in non-MRSA Staph infections.  The new resistance type thus presents a potential serious threat.  Researchers have not been yet able to assess the level of danger because standard lab methods cannot detect its presence.  One of the purposes of the study is to assess the BACcel™ system’s and other methods’ speed and accuracy in the hope of closing this important gap in public health epidemiology.

During the six months ending July 31, 2011, we intend to continue technical validation of the BACcel™ system methods by collaborating with outside institutions, and continue to publish the findings from these studies as we seek a partner or licensee for commercializing the BACcel™ rapid diagnostics platform.

           During the six months ended January 31, 2011, the Company received a grant in the amount of $244,479 as part of a new Internal Revenue Code 48D program created by the Patient Protection and Affordable Care Act. This program provides a tax credit or cash grant for qualifying research and development expenditures related to advanced medical technology discovery and development. The amount was the maximum amount of capital that could be granted to any single applicant under the program.

Accelr8 Technology Corporation	13	10-Q 01-31-11

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") (Topic 105, "Generally Accepted Accounting Principles"), became the single source for authoritative nongovernmental U.S. generally accepted accounting principles on July 1, 2009. The Company has adopted FASB ASC for periods ending after September 15, 2009

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements.  The ASU amends ASC Topic 820, Fair Value Measurements and Disclosures.  The new standard provides for additional disclosures requiring the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, describe the reasons for the transfers and present separately information about purchases, sales, issuances and settlements in the reconciliation of Level 3 fair value measurements.  The update also provides clarification of existing disclosures requiring the Company to determine each class of assets and liabilities based on the nature and risks of the investments rather than by major security type and for each class of assets and liabilities, and to disclose the valuation techniques and inputs used to measure fair value for both Level 2 and Level 3 fair value measurements.  This update will not change the techniques the Company uses to measure fair values and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29 Disclosure of Supplementary Pro Forma Information for Business Combinations.  The ASU amends Topic 805, Business Combinations.  The new standard provides for changes to the disclosure of pro forma information for business combinations.  These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This update is not expected to have a material impact on the Company’s financial statements.

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED JANUARY 31, 2011 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2010.

During the three months ended January 31, 2011, OptiChem(R) revenues were $3,160 as compared to $49,995 during the three month period ended January 31, 2010, a decrease of $46,835 or 93.7%.  The decrease was due to the reduced royalties earned from sales of slides H and HS sold by Schott.

Technical development fees during the three-month period ended January 31, 2011 were $310,408 as compared to $0 during the three-month period ended January 31, 2010, a increase of $310,408 or 100%.  The technical development fees were the result of the Evaluation Agreement and the Letter of Intent, each as amended, with Novartis.

Accelr8 Technology Corporation	14	10-Q 01-31-11

Research and development expenses for the three months ended January 31, 2011 were $107,111 as compared to $131,554 during the three months ended January 31, 2010, a decrease of $24,443 or 18.6%. This decrease was primarily due to decreased laboratory supplies  and a reduction in wages of $29,693 for lab personnel.

During the three months ended January 31, 2011 general and administrative expenses were $189,772 as compared to $245,541 during the three months ended January 31, 2010, a decrease of $55,769 or 22.7%. The decrease was primarily due to a reduction in shareholder expenses, banking related charges and reductions in employee health insurance benefits.

The increase in amortization was negligible for the three months ended January 31, 2011 as compared to the three month period ended January 31, 2010.

Marketing and sales expenses for the three months ended January 31, 2011 were $500 as compared to $0 during the three months ended January 31, 2010, an increase of $500. Marketing related charges consisted of costs incurred to attend business meetings.

Depreciation for the three months ended January 31, 2011 was $599 as compared to $2,617 during the three months ended January 31, 2010, a decrease of $2,019 or 77.1%. The decreased depreciation was the result of assets becoming fully depreciated, coupled with no new purchases of on-site lab equipment during the quarter ended January 31, 2011.

As a result of the above factors, loss from operations for the three months ended January 31, 2011 was $47,631 as compared to a loss of $392,366 during the three months ended January 31, 2010, a decreased loss of $344,735 or 87.9%.

Interest and dividend income during the three months ended January 31, 2011 was $3,957 as compared to $1,255 during the three months ended January 31, 2010, an increase of $2,702 or 315%. Interest income increased primarily as a result of the interest that accrued on  the Company’s long term receivable totaling $2,584.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended January 31, 2011 was $17,314 as compared to an unrealized gain of $7,989 during the three months ended January 31, 2010, an increase of $9,325 or 116.7%. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

Accelr8 Technology Corporation	15	10-Q 01-31-11

As a result of these factors, net loss for the three months ended January 31, 2011 was $26,360 as compared to $383,122 during the three months ended January 31, 2010, a decreased loss of $356,762 or 93.1%.

CHANGES IN RESULTS OF OPERATIONS: SIX MONTHS ENDED JANUARY 31, 2011 COMPARED TO SIX MONTHS ENDED JANUARY 31, 2010.

During the six months ended January 31, 2011, OptiChem(R) revenues were $15,042 as compared to $65,544 during the six month period ended January 31, 2010, a decrease of $50,502 or 77.1%. The decrease was due to the reduced royalties earned from sales of slides H and HS sold by Schott.  Of the $15,042 of OptiChem® revenues, $5,232 was applied toward deferred revenue from pre-paid royalties.

Technical development fees during the six-months ended January 31, 2011 were $520,408 as compared to $0 during the six-months ended January 31, 2010, an increase of $520,408. The technical development fees were the result of the Evaluation Agreement and the Letter of Intent, each as amended, with Novartis.

During the six months ended January 31, 2010, the Company received  a grant in the amount of $244,479 as part of a new Internal Revenue Code 48D program created by the Patient Protection and Affordable Care Act.

Research and development expenses for the six months ended January 31, 2011 were $218,162 as compared to $292,453 during the six months ended January 31, 2010, a decrease of $74,291 or 25.4%. This decrease was primarily the result of a reduction in laboratory wages and laboratory supplies.

During the six months ended January 31, 2011, general and administrative expenses were $425,337 as compared to $458,224 during the six month period ended January 31, 2010, a decrease of $32,887 or 7.2%. The decrease was primarily due to a reduction in company paid employee health insurance benefits of $39,912.

Marketing and sales expenses for the six months ended January 31, 2011 were $6,493 as compared to $0 during the six months ended January 31, 2010, an increase of $6,493 or 100%. The Marketing and sales expenses were primarily due to travel related costs in connection with industry conferences and visiting Novartis, our technological development partner.

 Depreciation for the six months ended January 31, 2011 was $1,198 as compared to $5,233 during the six months ended January 31, 2010, a decrease of $4,035 or 77.1%. The decreased depreciation was the result of some assets becoming fully depreciated,  coupled with no new purchases of lab equipment during the six months ended January 31, 2011.

Accelr8 Technology Corporation	16	10-Q 01-31-11

As a result of the above factors, income from operations for the six months ended January 31, 2011 was $2,343 as compared to a loss of $815,739 during the six months ended January 31, 2010.

Investment and dividend income during the six months ended January 31, 2011 was $7,404 as compared to $2,617 during the six months ended January 31, 2010 an increase of $4,787 or 182.9%. Interest income decreased as a result of the accretion related to a long term receivable.

An unrealized holding gain on investments held in the deferred compensation trust for the six months ended January 31, 2011 was a gain of $31,143 as compared to a gain of $18,018 for the six months ended January 31, 2010, an increased gain of $13,125 or 72.8%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net income for the six months ended January 31, 2011 was $40,890 as compared to a loss of $795,104 during the six months ended January 31, 2010.

Capital Resources and Liquidity

 During the six months ended January 31, 2011 we generated positive cash flows from operating activities.

At January 31, 2011, as compared to July 31, 2010, cash and cash equivalents increased by $141,994 from $283,273 to $425,267, or approximately 150.1% and the Company's working capital increased $145,166 or 21.5% from $675,444 to $ 820,610. During the same period, shareholders' equity increased from $4,909,778 to $4,962,800.

The net cash provided in operating activities was $237,829 during the six months ended January 31, 2011 compared to cash used in operating activities of $652,549 during the six months ended January 31, 2010. The principal element that gave rise to the increase of cash provided in operating activities was the net income of $40,890 adjusted by items not currently requiring the use of cash such as depreciation and amortization totaling $127,594 and other changes in accruals of $69,345.

The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel(TM) system.

Notwithstanding our investments in research and development, there can be no assurance that the BACcel(TM) system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. Further, there can be no assurance that we will enter into a license agreement with Novartis. As of January 31, 2011, the Company has received an aggregate amount of approximately $640,000 from Novartis pursuant to the Evaluation Agreement, the Letter of Intent, the Amended Evaluation Agreement and the Amended Letter of Intent and expects to receive not less than $140,000 more pursuant to these agreements.

Accelr8 Technology Corporation	17	10-Q 01-31-11

Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements.  We believe that the plan of operations for the next six months will require additional capital of approximately $600,000. Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for at least the next twelve months.  In the event that our capital expenditures increase more than anticipated, we may require an additional capital infusion through either debt or equity financings. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.
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

Item 4. Controls and Procedures

 An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, Mr. Geimer concluded that as of January 31, 2011, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2011.

Accelr8 Technology Corporation	18	10-Q 01-31-11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

 Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.                      Description

31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

Accelr8 Technology Corporation	19	10-Q 01-31-11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ACCELR8 TECHNOLOGY CORPORATION

March 16, 2011	/s/ Thomas V. Geimer
Thomas V. Geimer, Secretary, Chief Executive Officer and
Chief Financial Officer

March 16, 2011	/s/ Bruce H. McDonald
Bruce H. McDonald, Principal Accounting Officer

Accelr8 Technology Corporation	20	10-Q 01-31-11