Form 10-K/A
period 2010-07-31
ACCELR8 TECHNOLOGY CORP
filed 2011-04-18
CIK 727207

AMENDMENT NO. 2 TO
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

ACCELR8 TECHNOLOGY CORPORATION

Date: April 15, 2011	By: /s/ David C. Howson
David C. Howson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: April 15, 2011	By: /s/ Thomas V. Geimer
Thomas V. Geimer, Chairman,
Secretary, Chief Executive Officer,
and Chief Financial Officer

Date: April 15, 2011	By: /s/ Bruce McDonald
Bruce McDonald, Principal
Accounting Officer

Date: April 15, 2011	By:
John D. Kucera, Director

Date: April 15, 2011	By: /s/ Charles E. Gerretson
Charles E. Gerretson, Director