Form 10-Q/A
period 2010-10-31
ACCELR8 TECHNOLOGY CORP
filed 2011-04-18
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

Accelr8 Technology Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 2”) to its Quarterly Report on Form 10-Q for the quarter ended October 30, 2010 which was originally filed with the Securities and Exchange Commission (the “SEC”) on December 14, 210 (the “Original Filing”),  solely to include certain disclosures relating to financial information in two material contracts (the “Material Contracts”) that were filed as exhibits to the Original Filing that had been redacted and were subject to a confidential treatment request.  Each of the Material Contracts has been revised only to include certain of the financial terms of Material Contracts which had been redacted in the Original Filing.  Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained in that filing in any way.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, each of the Material Contracts, the signature page and the certifications required to be filed as exhibits to this Amendment.

Item 6. Exhibits.
Exhibit No.	Description
10.1*	Amendment No. 1 to Evaluation Agreement with Novartis Vaccines and Diagnostics, Inc. effective November 10, 2010 (1)

10.2*	Amendment No. 1 to Letter of Intent with Novartis Vaccines and Diagnostics, Inc. effective November 10, 2010 (1)

31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(1)	Filed herewith.

* Portions of these exhibits have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 18, 2011	ACCELR8 TECHNOLOGY CORPORATION

/s/ Thomas V. Geimer
Thomas V. Geimer, Secretary,
Chief Executive Officer and
Chief Financial Officer

/s/ Bruce H. McDonald
Bruce H. McDonald, Principal
Accounting Officer