Form 10-Q
period 2011-04-30
ACCELR8 TECHNOLOGY CORP
filed 2011-06-14
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011
or

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
Yes     No X

As of April 30, 2011 there were  10,775,276 shares of common stock outstanding.

	INDEX
		Page
PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets April 30, 2011 (unaudited) and July 31, 2010	3

	Condensed Statements of Operations for the three and nine months ended April 30, 2011 and 2010 (unaudited)	4

	Condensed Statements of Cash Flows for the nine months ended April 30, 2011 and 2010 (unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25-30

CERTIFICATION OF OFFICERS

Accelr8 Technology Corporation	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Accelr8 Technology Corporation
Condensed Balance Sheets
ASSETS
	April 30, 2011 (Unaudited)	July 31, 2010

Current assets:
Cash and cash equivalents	$372,261	$283,273
Trade Accounts receivable	428,291	415,807
Inventory	30,548	32,620
Prepaid expenses and other current assets	32,165	19,395
Total current assets	863,265	751,095
Long Term Accounts Receivable, Net of current portion	1,343,396	1,337,238
Property and equipment, net	4,127	4,474

Investments, net	1,324,828	1,208,538

Intellectual property, net (Note 3)	2,823,380	2,967,621

Total assets	$6,358,996	$6,268,966

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,786	$32,135
Accrued compensation and other liabilities	37,780	23,291
Deferred revenue	0	20,225
Total current liabilities	132,566	75,651

Long-term liabilities:
Deferred compensation	1,381,078	1,283,537
Total liabilities	1,513,644	1,359,188

Commitments and Contingencies

Shareholders’ equity
Common Stock, no par value; 19,000,000 shares authorized; 10,775,276 (2011) and 10,757,317 (2010) shares issued and outstanding	14,138,820	14,138,820
Contributed capital	1,175,520	1,156,843
Accumulated (deficit)	(10,195,388)	(10,112,285)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders’ equity	4,845,352	4,909,778

Total liabilities and shareholders’ equity	$6,358,996	$6,268,966

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	3

Accelr8 Technology Corporation
Condensed Statements of Operations
For the Three and Nine Months ended April 30, 2011 and 2010
(Unaudited)

	3 Months Ended April 30		9 Months Ended April 30
	2011	2010	2011	2010

Revenues:
OptiChem® revenues	$25,772	$19,873	$40,813	$85,417
Technical development fees	214,500	0	734,908	00
Qualified Therapeutic Discovery Grant	0	0	244,479	0-
Total Revenues	240,272	19,873	1,020,200	85,417

Costs and expenses:
Research and development	126,918	108,415	345,602	400,879
General and administrative	181,881	231,549	606,693	689,764
Amortization	63,463	62,775	189,860	188,148
Marketing and sales	1,246	0	7,739	0
Depreciation	599	2,624	1,797	7,857
Total costs and expenses	374,107	405,363	1,151,691	1,286,648

Income (Loss) from operations	(133,835)	(385,490)	(131,491)	(1,201,231)

Other income:
Interest and dividend income	4,077	1,638	11,481	4,256
Unrealized gain (loss) on investments	5,764	22,708	36,907	40,727
Total other income	9,841	24,346	48,388	44,983

Net Income (Loss)	$(123,994)	$(361,144)	$(83,103)	$(1,156,248)

Net loss per share:
Basic and diluted net loss per share	$(.01)	$(.03)	$(.01)	$(.111)

Weighted average shares outstanding	10,759,335	10,452,054	10,757,975	10,229,837

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	4

Accelr8 Technology Corporation
Condensed Statements of Cash Flows
For the Nine Months Ended April 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net Income (loss)	$(83,103)	$(1,156,248)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,797	7,857
Amortization	189,860	188,148
Fair value of stock options granted for services	18,677	20,523
Unrealized holding (gain) loss on investments	(36,907)	(40,727)
Reinvested earnings – interest and dividends	(4,383)	(4,005)
(Increase) decrease in assets:
Accounts receivable	(18,642)	(20,195)
Inventory	2,072	19,100
Prepaid expense and other	(12,770)	(9,677)
Increase (decrease) in liabilities:
Accounts payable	62,651	20,245
Accrued liabilities	14,489	3,969
Deferred revenue	(20,225)	(50,167)
Deferred compensation	97,540	100,983
Net cash provided (used in) operating activities	211,056	(920,194)

Cash flows from financing activities:
Sale of common stock	0	335,000

Cash flows from investing activities:
Purchases of equipment and patents	(47,068)	(35,764)
Contribution to deferred compensation trust	(75,000)	(75,000)
Net cash used in investing activities	(122,068)	(110,764)

Increase (Decrease) in cash and cash equivalents	88,988	(695,958)

Beginning balance	283,273	862,076

Ending balance	$372,261	$166,118

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	5

ACCELR8 TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2010, included in our annual report on Form 10-K as filed with the SEC on September 23, 2010.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and nine months ended April 30, 2011 may not be indicative of the results of operations for the year ended July 31, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, and notes receivable, including receivables from major customers.  The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in the excess of the Federal Deposit Insurance Corporation insurance limit of $250,000.  At April 30, 2011 and 2010, the Company’s uninsured  cash balance was approximately $0  and $0.  The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Accelr8 Technology Corporation	6

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at April 30, 2011 and July 31, 2010. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

Note 4. Intellectual Property

Intellectual property consisted of the following:
	April 30, 2011	July 31, 2010

OptiChem® Technologies	$4,454,538	$4,454,538
Patents	576,522	530,904
Trademarks	49,019	49,019
Total intellectual property	5,080,079	5,034,461
Accumulated amortization	(2,256,699)	(2,066,840)
Net intellectual property	$2,823,380	$2,967,621

Accelr8 Technology Corporation	7

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $189,860   and $188,148, respectively, for the nine months ended April 30, 2011 and 2010.

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

Note 5. Research and Option Agreement and License and Supply Agreements

The Company originally signed a licensing agreement for microarraying slides using OptiChem® coatings with Schott Jenaer Glas GmbH (“SCHOTT”) on November 4, 2004. On November 24, 2008 the Company extended the non-exclusive Slide H license for three more years, to expire on November 23, 2011.  The Company also extended a non-exclusive license to SCHOTT for Slide HS to expire at the same time as the extended slide H license.  The royalty-bearing license extensions had a license fee of a total of $50,000, and prepaid royalty of $50,000 for a total of $100,000.  Royalties earned during the nine months ended April 30, 2011 and 2010 were $19,809 and $77,688 respectively.

The Company entered into a seven-year license with NanoString Technologies Inc. on October 5, 2007. The license grants to NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%).  Royalties in the aggregate amount of $21,004 and $4,729 respectively were earned during the nine months ended April 30, 2011 and 2010.

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

Accelr8 Technology Corporation	8

On November 24, 2010, the Company and Novartis entered into an Amendment No. 1 to an Evaluation Agreement (the “Amended Evaluation Agreement”) and an Amendment No. 1 to a Letter of Intent (the “Amended Letter of Intent”) to extend the termination dates of these agreements.

Pursuant to the Amended Evaluation Agreement, Novartis will continue to evaluate the results of the Company’s BACcel system in identifying the type and quantity of bacterial pathogens in clinical specimens.  In connection with the Amended Evaluation Agreement, Novartis agreed to pay the Company $140,000.  The Amended Evaluation Agreement will terminate on June 30, 2011.

The Amended Letter of Intent extends the Exclusive Right for three additional thirty-day periods through April 13, 2011 and Novartis paid the Company an aggregate of $210,000for such extension.  On or about April 13, 2011, Novartis extended the Exclusive Right an additional 78 days and will pay the Company an additional $70,000  fee for each 30-day period of such extension.   The exclusivity payments made pursuant to the Original Letter of Intent, as amended pursuant to the Amended Letter of Intent, if any, shall be credited against any license fee, development milestone or other payment made by Novartis to the Company at any point in the future.

On July 9, 2010 the Company additionally entered into a non-exclusive patent-life OptiChem® license to Nanosphere, Inc.  (“Nanosphere”).  The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products.  The products may include FDA-regulated diagnostics devices, unlike the other current licenses.  The payments due under the license aggregate $1,865,000, of which $165,000 has been paid.  The license requires the additional payments of $350,000, $600,000 and $750,000 in July 2011, 2012, and 2013, respectively.

Note 6. Employee Stock Based Compensation

On April 30, 2011, there were Common Stock options outstanding at prices ranging from $1.45 to $4.50   with expiration dates between May 6, 2011 and October 28, 2018. For the three months ended April 30, 2011 and 2010, stock options exercisable into 960,000 and 1,040,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutiveOn August 26, 2009, 100,000 options to purchase shares of the Company’s common stock at a price of $1.50 per share were exercised by an officer and director of the Company on a cashless basis.  Upon exercise, 47,468 of these shares were surrendered in a cashless exchange.  The share price on the date of exercise was $3.16 per share.

Accelr8 Technology Corporation	9

On or about April 20, 2011, 50,000 options to purchase shares of the Company’s common stock at a price of $2.25 per share were exercised by a consultant of the Company on a cashless basis.  Upon exercise, 32,041 of these shares were surrendered in a cashless exchange.  The share price on the date of exercise was $3.51 per share.   For the nine month periods ended April 30, 2011 and 2010, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the nine months ended April 30, 2011 and 2010: no dividend yield; risk free interest rate of 2.37% to 5%; expected life of 3-10 years; and expected volatility of 44% to 77%. The weighted average remaining contractual life of options outstanding at April 30, 2011 and 2010 was 2.91  and 4.13 years, respectively.

As of April 30, 2011, and 2010 the total unrecognized share-based compensation cost related to unvested stock options was $0. For the three month period ended April 30, 2011 and 2010 the Company recognized $6,545 and $1,405, respectively in stock based compensation costs related to the issuance or renewal of stock options to employees.  For the nine months ended April 30, 2011 and 2010, the Company recognized $18,677 and $20,523, respectively in stock based compensation costs.

 Note 7. Subsequent Event

Subsequent to the quarter ended April 30, 2011, investors exercised warrants to acquire an aggregate of 178,573 shares of our common stock at a price of $1.00 per share.

Accelr8 Technology Corporation	10

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel™ system, the Company will obtain sufficient capital to complete the development of the BACcel™ system, the Company will find a long term strategic partner to assist in developing, manufacturing and taking the BACcel™ system to market, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will continue as a going concern, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Accelr8 Technology Corporation	11

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

Accelr8 Technology Corporation	12

During the quarter ended January 31, 2011 and continuing through the quarter ended April 30, 2011, the Company selected suppliers who are demonstrating functional subsystems for integration into an automated BACcel(tm) product. Subsystems include fluid robotics and automated imaging.  The Company believes that when the BACcel™ is ready to be deployed into the marketplace, it will conduct a product launch that will begin in international clinical markets and research markets in the US.

During the nine months ended April 30, 2011 and in May 2011, the Company and third parties have presented the results of various studies using the BACcel(tm) system.

Preliminary analysis in a prospective pilot clinical study at the Denver Health Medical Center yielded data that the principle investigators presented at the annual meeting of the American Thoracic Society in May 2011. This study is being performed under Institutional Review Board authorization and patient informed consent. In it, the investigators examine a series of new respiratory specimens acquired from ICU patients started on mechanical ventilation. They compare results from BACcel(tm) rapid analysis with standard cultures performed on portions of the same specimens. The study's purpose is to assess BACcel(tm) analytical accuracy and speed if to help manage severe infections in ICU patients.

The study examined ICU patients who were at risk of developing a lung infection (pneumonia) by being in an ICU and on a ventilator. Investigators acquired specimens on a fixed schedule every 48 hours and did not wait for symptoms to appear. The purpose was to identify a new infection as early as possible.

As a pilot study, the treating physician did not receive BACcel(tm) results, but proceeded with patient care in standard fashion. Investigators acquired 77 specimens from 35 patients, limited by each patient's duration on the ventilator.

The BACcel(tm) system used a test panel intended to detect 3 species that are prone to express or acquire multi-drug resistance. For each target species, the BACcel(tm) system counted the number of each target organism in a specimen volume in less than 2 hours. It then analyzed two major drug resistance expression types for each target species in another 2 hours, for a total turnaround time from specimen to complete answer in 4 hours. Results were 40-66 hours faster than standard cultures that used part of the same specimens.

A small number of infections emerged (9), as expected because of the surveillance study design and pilot stage. In one of these cases, the BACcel(tm) result agreed with clinical diagnostic scoring (detected a true case) but culturing failed. The BACcel(tm) result agreed with the independent clinical diagnosis. The potentially dangerous pathogen identified by the BACcel(tm) system was very close to the minimum quantitative criterion. Management believes that this observation illustrates the advantage of precise quantitation possible with the BACcel(tm) system but not available with typical hospital lab procedures. Overall diagnostic accuracy for identification and resistance characterization by the BACcel(tm) system achieved 86% sensitivity and 97% specificity. The investigators concluded that 63% of cases would have benefited if the BACcel(tm) results had been used to guide therapy by assuring initial control of the emergent infections.

Accelr8 Technology Corporation	13

Principal investigators at the Barnes-Jewish Hospital in St. Louis presented results of another study at European Society of Clinical Microbiology and Infectious Diseases 2011, also in May, held in Milan, Italy.  The study includes results from the BACcel™ system in identifying a new type of resistance in hospital “Staph” pathogens, known as “hVISA,” that cannot be detected by routine laboratory tests.  The resistance type affects vancomycin, which is the antibiotic most commonly used if MRSA strains of Staph are known or suspected, but may also be present in non-MRSA Staph infections.  The new resistance type thus presents a potentially serious threat.  Researchers have not been yet able to assess the level of danger because standard lab methods cannot detect its presence.  One of the purposes of the study was to assess the BACcel™ system’s and other methods’ speed and accuracy in the hope of closing this important gap in public health epidemiology.

Research collaborators from Denver Health and Barnes-Jewish Hospital also presented further data from two additional studies at American Society for Microbiology (“ASM”) 2011, held in late May in New Orleans. One study presented additional detail on the hVISA resistance identification test. The study used strains identified using a complex control method and screening a large number of "Staph" hospital strains. The screening found 15 hVISA strains. The new BACcel(tm) assay correctly classified 14 of the 15 as hVISA, and 14 of 14 Staph other clinical isolates negative for this hidden form of resistance and  required only 4 hours for its analysis.

The second ASM study screened 281 randomly collected clinical lower respiratory specimens and identified 62 for complete detailed analysis of pathogen content. The purpose was to test the accuracy and timing for the BACcel(tm) system. The study targeted the same three major pathogenic bacterial species and resistance types as in the study presented at the American Thoratic Society (Staphylococcus aureus -- “Staph” including MRSA), Pseudomonas aeruginosa, and Acinetobacter species). Together, these three species account for more than half of hospital acquired multi-resistant infections. The total time from specimen to results only required 4 hours, instead of the typical 3-day time for cultures using the same specimens. Identification was correct in 182 of 186 tests, and antibiotic resistance classification in 31 of 32 tests.

Management believes that the combined results from the four presentations in May demonstrate, for the first time for any technology, simultaneous multi-species, multi-resistance testing well within a standard hospital work shift duration.

Accelr8 Technology Corporation	14

In the next twelve months, the Company intends to continue technical validation of the BACcel™ system methods by collaborating with outside institutions, and continue to publish the findings from these studies as we seek a partner or licensee for commercializing the BACcel™ rapid diagnostics platform.

           During the nine months ended April 30, 2011, the Company received a grant in the amount of $244,479 as part of a new Internal Revenue Code 48D program created by the Patient Protection and Affordable Care Act. This program provides a tax credit or cash grant for qualifying research and development expenditures related to advanced medical technology discovery and development. The amount was the maximum amount of capital that could be granted to any single project under the program.

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

Accelr8 Technology Corporation	15

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement(Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS, which amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The guidance will be effective for fiscal 2013, and is not expected to have a material impact on the financial statements.

CHANGES IN RESULTS OF OPERATIONS: THREE MONTHS ENDED APRIL 30, 2011 COMPARED TO THREE MONTHS ENDED APRIL 30, 2010.

During the three months ended April 30, 2011, OptiChem(R) revenues were $25,772 as compared to $19,873 during the three month period ended April 30, 2010, an increase of $5,899 or 29.7%.  The increase was due to fewer royalties earned from sales of slides H and HS sold by Schott totaling $8,845 and deferred and currently earned revenues from Nanostring totaling $16,927.

Technical development fees during the three-month period ended April 30, 2011 were $ 214,500 as compared to $0 during the three-month period ended April 30, 2010, an increase of $214,500 or 100%. Technical development fees are being generated through an Evaluation Agreement with our technical partner Novartis in its evaluation of the BACcel™ system and payments from the exclusivity it has pursuant to a letter of intent with the Company.

Research and development expenses for the three months ended April 30, 2011 were $126,918 as compared to $108,415 during the three months ended April 30, 2010, an increase of $18,503 or 17.1%. This increase was primarily due to increased consulting fees paid to consultants conducting research and development and lab supplies totaling $21,276.

During the three months ended April 30, 2011, general and administrative expenses were $181,881 as compared to $231,549 during the three months ended April 30, 2010, a decrease of $49,668 or 21.5%. The decrease was primarily due to reductions in employee health insurance benefits of $17,619, deferred compensation of $16,820 and corporate shareholder and insurance expenses of $11,885 The increase in amortization was negligible for the three months ended April 30, 2011 as compared to the three month period ended April 30, 2010.

Marketing and sales expenses for the three months ended April 30, 2011 were $1,246 as compared to $0 during the three months ended April 30, 2010, a increase of $1,246. Marketing expenses are primarily travel related costs.

Accelr8 Technology Corporation	16

Depreciation for the three months ended April 30, 2011 was $599 as compared to $2,624 during the three months ended April 30, 2010, a decrease of $2,025 or 77.2%. The decreased depreciation was the result of some assets becoming fully depreciated during the three months ended April 30, 2011, coupled with few purchases of on-site lab equipment during the quarter ended April 30, 2011.

As a result of the above factors, loss from operations for the three months ended April 30, 2011 was $133,835 as compared to a loss of $385,490 during the three months ended April 30, 2010, a decreased loss of $251,655 or 65.3%.

Interest and dividend income during the three months ended April 30, 2011 was $4,077 as compared to $1,638 during the three months ended April 30, 2010, an increase of $2,439 or 148.9%. Interest income increased primarily as a result of recognition of income related to the discounted Nanosphere long term accounts receivable.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended April 30, 2011 was $5,764 as compared to an unrealized gain of $22,708 during the three months ended April 30, 2010, a decrease of $16,944 or 74.6%. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended April 30, 2011 was $123,994 as compared to $361,144 during the three months ended April 30, 2010, a decreased loss of $237,150 or 65.7%.

CHANGES IN RESULTS OF OPERATIONS: NINE MONTHS ENDED APRIL 30, 2011 COMPARED TO NINE MONTHS ENDED APRIL 30, 2010.

During the nine months ended April 30, 2011, OptiChem(R) revenues were $40,813 as compared to $85,417 during the nine month period ended April 30, 2010, a decrease of $44,604 or 52.2%. The decrease was due to reduced revenues from Schott of $57,878 and increased recognition of Nanostring royalties of $16,275.

Technical development fees during the nine-month period ended April 30, 2011 were $734,908 as compared to $0 during the nine-month period ended April 30, 2010, a increase of $734,908 or 100%. Technical development fees are being generated through an Evaluation Agreement with our technical partner Novartis in its evaluation of the BACcel™ system and payments from the exclusivity it has pursuant to a letter of intent with the Company.

During the nine months ended April 30, 2011, the Company received a grant in the amount of $244,479 as part of a new Internal Revenue Code 48D program created by the Patient Protection and Affordable Care Act.

Research and development expenses for the nine months ended April 30, 2011 were $345,602 as compared to $400,879 during the nine months ended April 30, 2010, a decrease of $55,277 or 13.8%. This decrease was primarily due to reductions in salary expenses of $48,654 and clinical trial and lab expenditures of $15,209.

Accelr8 Technology Corporation	17

During the nine months ended April 30, 2011, general and administrative expenses were $606,693 as compared to $689,764 during the nine month period ended April 30, 2010, a decrease of $83,071 or 12.0%. The decrease was primarily due to decreases in corporate and shareholder expenses of $7,068, employee health insurance benefits of $57,532 and consulting fees of $14,219. Marketing and sales expenses for the nine months ended April 30, 2011 were $7,739 as compared to $0 during the nine months ended April 30, 2010, an increase of $7,739 or 100%. The Marketing and sales expenses were primarily due to travel related costs in connection with industry conferences and visiting Novartis, our technological development partner.

Depreciation for the nine months ended April 30, 2011 was $1,797 as compared to $7,857 during the nine months ended April 30, 2010, a decrease of $6,060 or 77.1%. The decreased depreciation expense  was the result of assets becoming fully depreciated. [As a result of the above factors, loss from operations for the nine months ended April 30, 2011 was $131,491 as compared to a loss of $1,201,231 during the nine months ended April 30, 2010, a decreased of losses of $1,069,740 or 89.1%.

Investment and dividend income during the nine months ended April 30, 2011 was $11,481 as compared to $4,256 during the nine months ended April 30, 2010 an increase of $7,225 or 169.8%. Interest income increased due to the recognition of income related to the discounted long term receivable from Nanosphere.

An unrealized holding gain on investments held in the deferred compensation trust for the nine months ended April 30, 2011 was a gain of $36,907, as compared to a gain of $40,727 for the nine months ended April 30, 2010, a decrease of $3,820. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the nine months ended April 30, 2011 was $83,013 as compared to $1,156,248 during the nine months ended April 30, 2010, a decreased loss of $1,073,145 or 92.8%.

Capital Resources and Liquidity

 During the nine months ended April 30, 2011 we generated positive cash flows from operating activities of $211,056 compared to a net use of cash for the nine months ended April 30, 2010 totaling $920,194.

The Company has historically funded its operations generally through its existing cash balances, cash flow generated from operations and sales of equity securities. Our primary use of capital has been for the research and development of the BACcel(TM) system.

Accelr8 Technology Corporation	18

During the three months and nine months ended April 30, 2010 the Company raised $335,000 from the issuance of 478,575shares of common stock at $0.70 and related issuance of 489,293 three year warrants exercisable at $1.00 per share.

The independent auditor's report accompanying the Company's July 31, 2010 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. The audited July 31, 2009 consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that the Company will realize its assets and satisfy its liabilities and commitments in the ordinary course of business. Our accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

At April 30, 2011 as compared to July 31, 2010, cash and cash equivalents increased by $88,988 from $283,273 to $372,261, or approximately 31.4% and the Company's working capital increased $55,255 or 8.1% from $675,444 to $730,699. During the same period, shareholders' equity decreased from $4,909,778 to $4,845,352.

The net cash provided by operating activities was $211,056 during the nine months ended April 30, 2011 compared to cash used in operating activities of $920,194 during the nine months ended April 30, 2010. The principal element that gave rise to the increase of cash provided by operating activities was the reduced net loss of $1,073,145 adjusted by items not currently requiring the use of cash such as depreciation and amortization totaling $191,651 and other changes in accrual accounts totaling $102,502.

Management believes that current cash balances, cash flow, and obtaining additional capital through financing, joint ventures or additional equity capital from operations will be sufficient to fund our capital and liquidity needs until approximately December 2011.

Accelr8 Technology Corporation	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures

 An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, Mr. Geimer concluded that as of April 30, 2011, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2011.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Accelr8 Technology Corporation	20

 Item 5. Other Information

On or about April 13, 2011, Novartis extended the Exclusive Right to negotiate for a business arrangement with the Company for the BACcel(TM) system for an additional 78 days.  For such extension, Novartis will pay the Company an additional $70,000 fee for each 30 day period of such extension.   The exclusivity payments made pursuant to the Original Letter of Intent, as amended pursuant to the Amended Letter of Intent, if any, shall be credited against any license fee, development milestone or other payment made by Novartis to the Company at any point in the future.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

Accelr8 Technology Corporation	21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ACCELR8 TECHNOLOGY CORPORATION

June 14, 2011	/s/ Thomas V. Geimer
Thomas V. Geimer, Secretary, Chief Executive Officer and
Chief Financial Officer

June 14, 2011	/s/ Bruce H. McDonald
Bruce H. McDonald, Principal Accounting Officer

Accelr8 Technology Corporation	22