Form 10-K
period 2011-07-31
ACCELR8 TECHNOLOGY CORP
filed 2011-10-27
CIK 727207

FORM 10-K
U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2011

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

Large accelerated filer [ ] Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a small reporting company)

Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The Registrant's revenues for the fiscal year ended July 31, 2011 were $1,121,166.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 30, 2011 was approximately $14,118,155 based upon the last reported sale on that date (including the shares of Common Stock held in the Rabbi Trust (as defined below)). For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933, as amended. This determination is not necessarily conclusive.

The number of shares of the Registrant's Common Stock outstanding as of October 19, 2011 was 11,103,367.

Documents incorporated by reference: None

2

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

Lab delay is a major culprit. Medical experts believe that inadequate initial therapy substantially elevates the risk of severe morbidity and mortality in critically ill patients. For critically ill patients, the physician must start adequate antibiotics within 2-4 hours of symptom onset. But lab cultures typically take 2-3 days to identify organisms and assess their antibiotic susceptibility. The physician has no choice but to start therapy without knowing the organism or its drug susceptibility. Most often, the physician must choose a combination of two or three broad-spectrum antibiotics, based on the patient’s history, clinical indicators, and the hospital’s recent history of antibiotic effectiveness in similar infections. Unfortunately, widespread and increasingly complex multiple antibiotic resistance typically causes such “empiric therapy” to prove inadequate in 20% to 40% of cases.

Further, switching to adequate therapy as soon as the next day fails to improve outcomes. Once an infection passes a critical point, antibiotics have little to no impact on its condition.

Popular news media have reported widely about methicillin-resistant Staphylococcus aureus (“MRSA”) as a multi-resistant "superbug." Organizations such as the US Centers for Disease Control and Prevention (“CDC”) and the Infectious Diseases Society of America have also identified other multi-drug resistant organisms as presenting even greater threats. They include Pseudomonas, Acinetobacter, and Klebsiella. In the hospital intensive care unit (“ICU”), “Staph” infections (including MRSA) typically cause approximately 30% of mortality from acquired infections. The other organisms together account for a much higher percentage.

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

  Analytical devices such as molecular sensors;
  Tissue and cell culturing labware for live-cell analysis;
  Invasive medical devices to reduce bacterial biofilm formation;
  Patient specimen containers to reduce loss of critical analytes;
  Pharmaceutical packaging to extend shelf life and reduce the loss of costly biotech drugs; and
  Coatings to prevent bio-fouling (microbial mat formation and corrosion) in a variety of industrial and commercial applications.

 Research and Development

We have used two developmental instruments in our laboratory since 2006. In March 2011 we upgraded one of the systems to test engineering improvements. In April 2011, we installed a completely upgraded third system that substantially increases analytical sensitivity and scanning speed. We have used the latest prototype for formal proof of concept testing under independent outside observation of testing and outside performance assessment.

During the fiscal year ended July 31, 2008, the Company placed two identical development systems in collaborating research institutions: Denver Health Medical Center, and Barnes-Jewish Hospital at Washington University in St. Louis. The two institutions have replicated and extended the Company’s own pre-clinical research using analytical methods developed by the Company. Both institutions have also begun pilot clinical studies on specimens from ICU patients using experimental protocols authorized by their respective Institutional Review Boards.

Management believes that joint studies will expand and continue and will be presented periodically to the relevant scientific and medical communities. Since 2006, we have made 18 technical presentations at major peer-reviewed national scientific and clinical congresses. The ten most recent were co-authored with principal investigators at Denver Health Medical Center, and Barnes-Jewish Hospital. At the annual meeting of the American Thoracic Society in March 2011, our principal investigators at Denver Health presented preliminary results from a prospective clinical pilot study with ICU patients under informed consent. This was our first presentation of a clinical study solely to specialists in Critical Care Medicine. We intend to continue our presentation and publication program as a permanent part of our business development program. (See the section Subsequent Events)

In May 2008 we began a technical development project with funding from Becton, Dickinson and Company (“BD,” NYSE: BDX). BD is an industry leader in manufacturing diagnostic products used in hospital laboratories for Clinical Microbiology. Project test results exceeded the milestone criteria. BD declined to exercise a licensing option, however, in September 2009 citing reasons unrelated to platform technology performance.

In June 2010, the Company entered into an Evaluation Agreement and Letter of Intent with Novartis Vaccines and Diagnostics, Inc. (“Novartis”), a division of Novartis Corporation. Pursuant to the Evaluation Agreement, Novartis evaluated the results of the Company’s BACcel™ system in identifying the type and quantity of bacterial pathogens in clinical specimens. Pursuant to the Letter of Intent, the Company and Novartis agreed to negotiate in good faith a formal business relationship and definitive agreement regarding the design, development, commercialization and support strength of each party. The Letter of Intent is non-binding and grants Novartis the exclusive right (the “Exclusive Right”) to evaluate and negotiate a license or other comparable agreement for access to the Company’s BACcel™ system intellectual property.

In connection with the Evaluation Agreement, the Company performed a series of technical studies with Novartis that demonstrated performance of the advanced BACcel™ laboratory prototype. Further, Novartis independently tested Accelr8’s key business assumptions and found general concurrence.

Pursuant to the Evaluation Agreement and the Letter of Intent, Novartis made up-front payment and has funded the project on a monthly basis until September 30, 2011. Novartis has also funded additional activities within its own organization, funded independent engineering firms to advance the product technology, and retained other outside providers to perform due diligence investigations on relevant business areas.

The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property.

The Company is now seeking another strategic partner to assist in the development and marketing of the BACcel™ system. The Company had previously initiated or responded to inquiries to other companies not in conflict with Novartis in applications such as pharmaceutical development. As a result of the expiration of the Novartis agreement for clinical diagnostics, the Company has begun to initiate discussions with other companies concerning clinical diagnostics.

In ongoing technical development of the BACcel™ system, our internal technical team designs the analytical methods and validates them through well-controlled experiments. Studies include comparisons of results between standard methods and the BACcel™ system using well-characterized bacterial strains and clinical patient specimens. Examples of patient specimens tested to date include lower respiratory tract specimens (endotracheal aspirates, bronchoscopic bronchoalveolar lavage – BAL-, and mini-BAL,) urine and cerebrospinal fluid. We have also tested positive blood cultures that originally contained extremely low numbers of infectious pathogens.

In addition to developing analytical methods, our internal team proactively guides outside engineering development and originates additional new technology. As one example, we internally conceived and proved feasibility of a rapid specimen preparation method that appears to enable complete and practical automation for all BACcel™ associated operations. We filed a patent application for this technology in March 2011. This subsystem can also stand alone as a product, and integrate into other medical devices that require specimen pre-processing by automated methods. We created specifications for an outside engineering firm to provide test fixtures and advance toward product development.

We are also developing OptiChem® coating methods for use in BACcel™ cassette production. We plan to use OptiChem® to prevent bacteria from adhering to flow channel walls and being lost to analysis, and to immobilize the bacteria in the area of the cassette where the system's automated microscope views them.

During the fiscal years ended July 31, 2011 and 2010, we spent $454,997 and $501,600 respectively, on research and development activities.

Sales, Licensing, and Alliances

The Company originally signed a licensing agreement for microarraying slides using OptiChem® coatings with Schott Jenaer Glas GmbH ("SCHOTT") on November 4, 2004. Since this time, SCHOTT and the Company have extended this license. On August 15, 2011 Schott Technical Glass Solutions GmbH (Jena, Germany) renewed and expanded its licenses for OptiChem® microarray slide products, designated as Schott Nexterion Slide H and Slide HS. The terms remain substantially the same as in previous agreements, with the expansion to include microarray slide products intended for use in medical diagnostic devices. Previous agreements excluded medical applications. This expansion makes Schott the second company that intends to use OptiChem® coatings on medical devices, subsequent to our agreement with Nanosphere.

The new agreement extends the non-exclusive license through November 24, 2014. Schott paid the Company $150,000 as a one-time license fee ($50,000) and non-refundable prepaid royalties ($100,000). Royalties consist of 5% of Schott’s net product sales. For medical applications, Schott agrees to refer individual customers directly to Accelr8 for licensing if annual purchases by a customer exceed 20,000 units.

On October 5, 2007, the Company additionally entered into an exclusive seven-year license with NanoString Technologies, Inc. (“NanoString”). The license grants NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products.

Effective June 14, 2010, the Company entered into the Evaluation Agreement and Letter of Intent with Novartis discussed above. For additional information on the Evaluation Agreement and Letter of Intent, see Research and Development above. During the fiscal years ended July 31, 2011 and 2010, total revenues from Novartis were $842,408 and $290,000, respectively or 75.1% and 12.9% of total revenues.

On July 9, 2010 the Company entered into a non-exclusive patent-life OptiChem® license to Nanosphere, Inc. The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products. The products may include FDA-regulated diagnostics devices, unlike the other current licensees. Pursuant to the license agreement, Nanosphere paid the Company a non-refundable first-year fee of $150,000 plus a $15,000 technology transfer fee. On each anniversary of the agreement date, Nanosphere will pay to the Company the amounts of $350,000 in 2011; $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life. Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, all of the amounts due from Nanosphere have been recognized as OptiChem revenue during the fiscal year ended July 31, 2010. During the fiscal years ended July 31, 2011 and 2010, total revenues from Nanosphere were $0 and $1,842,596, respectively or 0% and 82.05% of total revenues.

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

Publicity frequently appears in the press concerning new products for rapid bacterial identification using genes or other molecular markers (“molecular diagnostics”). Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, management does not believe that any of these technologies appears applicable to treatment decision support for active, life-threatening infections. For example, gene detection can be highly sensitive and specific, but very few antibiotic resistance mechanisms are simple enough to allow accurate guidance for drug selection only by using the presence or absence of specific genes. Even in those rare instances that have a direct relationship between a gene and effective resistance, such as “MRSA” strains, the literature is already reporting novel mutations that escape detection by recently commercialized tests.

Fundamental biological limitations arise from the complexity of the majority of drug resistance expression mechanisms. This complexity precludes direct interpretation of molecular marker presence or absence and extrapolating to prescription guidance. Many new diagnostic technologies also require prior isolation of cultured colonies in order to assure accuracy. The time required to obtain such isolates, with a minimum of overnight turnaround, prevents these technologies from serving as rapid diagnostics for treatment decision support.

Nevertheless, commercial suppliers of gene marker tests, such as Cepheid (NASDAQ: CPHD), have gained approval for direct analysis of positive blood cultures. Blood cultures also typically require a minimum of overnight growth to produce enough organisms to detect. Existing marker-based tests identify a very small number of organism genera or species, and none identify enough of the high-threat organisms to provide an alternative to standard culturing. Furthermore, the inability to identify multiple drug resistance mechanisms precludes them from effective treatment decision support for critically ill patients.

The leading companies with automated microbiological testing include Becton Dickinson (NYSE: BDX), bioMerieux (France), MicroScan (acquired by Siemens, NYSE: SI), and Trek Diagnostics (acquired by Thermo Fisher Scientific, NYSE: TMO). These products provide broad-based culturing and analysis of a wide variety of bacteria. Such products require purified bacterial strains or “isolates” for analysis, which requires at least overnight culturing to produce enough organisms to test. These products then require at least one additional growth cycle as part of the test. These products use standard culturing methods, including enrichment growth and colony isolation, and therefore cannot achieve the necessary speed for the applications addressed by the BACcel™ system.

Another new technology receiving wide attention is mass spectrometry (MS or “mass spec”), and particularly the MALDI-TOF version (matrix-assisted laser desorption ionization time of flight), such as the Biotyper® system from Bruker (NYSE: BRKR) which awaits FDA clearance. Bruker has agreements with a number of companies for distribution, including Becton Dickinson, Trek, and Siemens. bioMerieux has a similar system from Shimadzu. These systems build an empiric database from protein spectra acquired from many thousands of purified bacterial and fungal strains. They require a pure strain isolate for analysis, and enrichment culturing to produce enough material to analyze. Some research papers report attempts to directly analyze isolate or blood culture smears, but results are not as reliable as those from samples prepared using a cleanup process to produce crude protein extracts.

MALDI-TOF systems have a major advantage over other molecular methods in identifying a very broad range of organisms. Cost of ownership is also substantially below that of older molecular methods. But the requirement for extensive organism enrichment and purification, as well as the inability to quantify live organisms or distinguish samples derived from viable organisms, substantially limits this technology from time-critical decision support. Finally, as with the older molecular methods, MS cannot identify major drug resistance expression and faces the same fundamental biological barriers as gene detection.

Despite these major limitations, however, certain types of molecular testing can complement the BACcel™ system and even integrate into the BACcel™ platform. We have, for example, tested one type of molecular test for species identification directly on the BACcel™ instrument and cassette. This test used FISH (fluorescent in situ hybridization) to identify organisms by their characteristic ribosomal nucleic acid expression. This type of identification does not support direct single-clone live analysis since it kills the cells. But it does provide an excellent confirmatory identification in separate cassette channels.

In addition, we believe that our new intellectual property for automated specimen preparation also offers a marketable subsystem or stand-alone product for use with molecular diagnostic instruments. Variations of these novel devices can offer options for the different molecular platforms, including MALDI-TOF. These product opportunities expand our market potential.

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

Operations

We own all of our laboratory equipment. We lease approximately 6,400 square feet of laboratory and administrative space in Denver, Colorado. Within our laboratory facility, we constructed a cleanroom for research and development and pilot production. We are also under contract to Denver Health for approximately $3000 per month for use of its facilities and oversight by an ICU Physician.

We believe our Denver, Colorado facility has adequate capacity to implement the current product research and development plan.

We have identified second sources for all materials used in OptiChem® construction.

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

Although we do not employ product development engineers, we have worked with contract engineering firms in the past. With Novartis, we resumed our engineering activity starting in 2010. This resulted in improvements to existing lab prototype systems and the addition of one next-generation lab system that includes a separate fluidic robot and a custom high-speed scanning microscope. The latest prototype for technical feasibility testing increases scan rate approximately 40-fold relative to the original prototypes. This speed substantially improves detection sensitivity for working with specimens that have low microbial counts. It also improves our ability to analyze specimens that require dilution because of high levels of interfering materials, such as endotracheal aspirates used to monitor treatment effectiveness during therapy for pneumonia.

When we created new specimen preparation technology that can enable full automation, we further expanded engineering activities through outside engineering firms selected for their specialty expertise.

We have licensed to SCHOTT the right to produce microarraying slides and therefore do not perform production activities related to microarraying products.

Intellectual Property

We rely upon a combination of patent, copyright, trademark and trade secret laws; employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect our proprietary rights. We are committed to aggressively develop a continuing stream of intellectual property and to defend our position in key technologies. As of July 31, 2011, we have 8 issued patents plus 4 additional United States and international patent filings pending.

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

We have one registered trademark in the United States for OptiChem®.

Employees and Consultants

We have five full-time employees and agreements with three consultants. We have not entered into any collective bargaining agreements and consider our labor practices and employee relations to be good.

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

We need a strategic partner to assist in developing, manufacture and taking the BACcel™ system to market. In May 2008 we began a technical development project with funding from BD. As part of the project agreement, BD also obtained an option to purchase a royalty-bearing global exclusive license for commercial product development, manufacturing, and marketing of the BACcel™ system and its technology for application in human infectious diseases. BD declined to exercise its option on September 24, 2009. In 2010 we entered into the Evaluation Agreement and Letter of Intent with Novartis. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property. As a result, we will not be receiving any additional technical development fees from Novartis. If we are unable to locate a new strategic partner, we may be unable to complete the development of, to manufacture and to bring the BACcel™ system to market. Failure of the Company to obtain a new strategic partner will have a material adverse effect upon the Company, its results of operations and an investment in our Common Stock.

  Continuing Economic Weakness May Adversely Affect the Company. The Company, its ability to find a new strategic partner and its ability to continue to conduct operations may be adversely impacted by the current economic conditions.   There has been an erosion of consumer confidence from concerns over declining asset values, price instability, geopolitical issues, the availability and cost of credit, rising unemployment and the stability and solvency of financial institutions, financial markets, businesses and sovereign nations. These concerns slowed global economic growth and resulted in a recession in many countries, including in the U.S. The global economic weakness has negatively impacted our operating results since 2008.  While there are signs that the overall economic situation is stabilizing, any recovery in the economy may be weak or short-lived. Recessionary conditions may return. If any of these potential negative economic conditions occur, a number of material adverse effects on our business could occur and could have a negative impact upon our results of operations.  Further, slower overall growth of the Chinese economy may have a material adverse effect upon the Company and its results of operations.

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

Limited revenues from our products and no assurance of future revenues. We have received limited revenue from sales based on products using our OptiChem® technology. We have received technical development fees from two strategic partners in connection with our development of the BACcel™ system but have conducted no sales. While we have received limited revenues from sales of our OptiChem® products and license agreements for certain of these products, there is no assurance that we will be successful in marketing our OptiChem® products in the future or will receive any revenue from such products. Further, there can be no assurance that we will be successful in marketing the BACcel™ system or will receive any revenues from it. Further, there is no assurance we will receive any additional technical development fees in the future. We have experienced losses from operations, however we have had several periods in which we generated positive cash flow from operations. If we are unsuccessful in obtaining revenue from sales of our OptiChem® technology or to license the BACcel™ system to a third party for further development, manufacturing, and marketing, we will likely continue to experience losses from operations and negative cash flow as we have in the past, which may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

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

Shares eligible for future sale. As of July 31, 2011, we had reserved 1,500,000 shares of Common Stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans. As of July 31, 2011, 759,000 options had been granted pursuant to the Qualified Plan with 317,500 of these options exercised, 231,500 options that expired, leaving 172,500 available for grant and 370,000 options had been granted pursuant to the Non-Qualified Plan with 185,000 of these options exercised, 80,000 options that expired, 50,000 that were cancelled and 60,000 available for grant. As of July 31, 2010, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired leaving 10,000 available for grant.

The 1,129,110 warrants exercised by Mr. Geimer were exercised at $0.24 per share on October 14, 1997 and contributed to a Rabbi Trust. Under the terms of the Rabbi Trust, we will hold the shares in the trust, and carry them as treasury stock. The Rabbi Trust provides that upon Mr. Geimer's death, disability or termination of his employment, the shares will be released ratably over the subsequent ten (10) years, unless the Board of Directors determines otherwise. See Note 7 to the Financial Statements for further information. Sales of Common Stock underlying Plan Options or sold if released from the Rabbi Trust may adversely affect the price of the Common Stock.

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

We have a single research and development facility and we may lose revenue and be unable to continue to conduct our research and development and product development activities if we lose this facility. We conduct all of our research and development and product development activities in our existing facility in Denver, Colorado which lease expires in September 2012. If the lease term is not extended or if for whatever reason we were unable to use this facility to conduct our research and development and product development activities, we would have no other means of conducting such activities until we were able to restore such capabilities at our facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities. Further, we may not be able to maintain our relationships with our licensees, customers or any future strategic development partners. While we carry a nominal amount of business interruption insurance to cover lost revenue and profits, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our licensees, customers or any future strategic development partners. The loss of facility may have a material adverse effect upon the Company and its results of operations.

Our results of operations will be adversely affected if we fail to realize the full value of intellectual property. As of July 31, 2011, our total assets of $6,264,338 included $2,788,009 of Intellectual Property. These assets have historically been amortized on a straight-line basis over their estimated useful lives. Intangible assets to be held and used by the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. We continuously evaluate the recoverability of these items based on estimated future cash flows from and estimated fair value of such assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the asset. Future impairment testing may result in additional intangible asset write-offs, which could adversely affect our financial condition and results of operations.

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

We make significant investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues. The BACcel™ system integrates several of our component products, systems and processes. For the year ended July 31, 2011, we spent $454,997 and during the fiscal year ended July 31, 2010 we spent $501,600 on research and development expenses. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel™ system. There can be no assurance that the BACcel™ system will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion. There can be no assurance that we will complete the development of the BACcel System, will bring it to market or will generate revenues from licensing or sales.

Our future success, profitability and continued existence is dependent in large part upon the successful development of the BACcel™ system. Our future success, profitability and continued existence is dependent in large part on our successful development of the BACcel™ system. We have spent a significant amount of resources developing the BACcel™ system and there can be no assurance that we will successfully develop the BACcel™ system. If we are not successful in the development of the BACcel™ system or if we are unable to sell it into the marketplace or license it to a third party strategic partner for its development, manufacturing and marketing, it would have a material adverse effect upon the Company’s revenues and results of operations, it could lead to impairment of certain of our intellectual property and would likely have a material adverse effect upon the price of the our Common Stock, our results of operations and may result in us having to cease operations.

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

Our stock price has been volatile and may continue to be volatile; Dividend Policy. The trading price of our common stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors" and the markets response to our operations and financial condition. The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions that may be taken by investors from time to time in our stock. During the fiscal year ended July 31, 2011, the closing sale price for our common stock ranged from $0.67 to $7.17 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Further, we do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

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

We will require additional capital in the future and we cannot assure you that capital will be available on reasonable terms, if at all, or on terms that would not cause substantial dilution to your stock holdings. The Company’s continued operations will require either a strategic partner that will make an investment in the Company or funds its operations contractually and the development of the BACcel™ system and sell it into the marketplace or license it to a third party strategic partner for its development, manufacturing and marketing or raising additional capital in the immediate future. As of the date of this annual report, we do not have a long term strategic partner that has agreed to do this. We have historically relied upon our existing cash balance, revenues, including development fees, and capital from the sale of our securities to fund our operating losses and we expect that we will continue to incur operating losses until we are able to complete the development of the BACcel™ system and sell it into the marketplace or license it to a third party strategic partner for its development, manufacturing and marketing. If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Further, any sale of a substantial number of additional shares will cause dilution to an investment in our Common Stock and could also cause the market price of our Common Stock to decline.

We have the authority to issue up to 19,000,000 shares of Common Stock (of which, as of October 19, 2011, 11,103,367 shares were outstanding) and to issue shares of our common stock upon the exercise of options and warrants to purchase shares of our Common Stock. Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock.

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

Isolation (Bacterial): the technique of growing bacterial cultures on selective media in such a way that only particular species grow successfully, thereby isolating colonies of the species for further analysis

Microarray: a regular geometric array (matrix or grid pattern) of individual reactive chemical probes affixed to a physical substrate such as a microscope slide. Used in assays to conduct thousands of analyses at one time on sample materials presented to the microarray. The high-density evolution of the microtiter plate.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Property

We lease approximately 6,400 square feet of office and laboratory space at 7000 North Broadway, Building 3-307, Denver, Colorado 80221. The monthly rent and utilities average approximately $6,000 per month. The lease expires September 30, 2012.

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

Quarter Ended	High	Low

Fiscal 2010
October 31, 2009	$1.31	$1.28
January 31, 2010	$0.70	$0.68
April 30, 2010	$0.83	$0.80
July 31, 2010	$0.87	$0.83

Fiscal 2011
October 31, 2010	$1.16	$.67
January 31, 2011	$1.37	$.89
April 30, 2011	$4.90	$1.30
July 31, 2011	$7.17	$3.54

The closing price for our Common Stock on October 18, 2011 was $3.06. On October 24, 2011, the Company had approximately 218 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. The Company believes that there are approximately 1,600 beneficial owners of its Common Stock.

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. To date, no dividends have been declared by the Board of Directors, nor does the Board of Directors anticipate declaring and paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-K. The selected financial data as of July 31, 2011 and 2010 and for each of the two years in the period ended July 31, 2011 have been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-K. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended July 31
Statement of Operations Data:	2011	2010
(In thousands, except per share data)

Total Revenue	$1,121	$2,246
Income (Loss) from operations	$(409)	$611
Weighted average shares outstanding	10,791,597	10,408,574
Basic and diluted net income (loss) per share	$(.03)	$0.06

Balance Sheet Data:	2011	2010
(In thousands)
Working capital	$1,353	$676
Current assets	$1,423	751
Current liabilities	$69	76
Total assets	$6,264	6,269
Total liabilities	$1,449	1,359
Shareholders' equity	$4,815	$4,910

Item 7. Management's Discussion and Analysis and Results of Operation

Overview

On January 18, 2001, Accelr8 purchased the OpTest portfolio of technology assets and commenced investment in development and optimization of OpTest's surface chemistry (OptiChem®) and quantitative instrument (QuanDx). Our proprietary surface chemistry and its quantitative instruments support rapid assessment of medical diagnostics, food-borne pathogens, water-borne pathogens and bio-warfare agents. The Company sells advanced microarray slides coated with its proprietary OptiChem® activated surface chemistry for use in academic research, drug discovery and molecular diagnostics through their license agreement with SCHOTT. This surface coating has the ability to shed sticky biomolecules that interfere with bio-analytical assays such as microarrays and immunoassays. This property substantially improves analytical performance by enabling higher sensitivity, greater reproducibility, and higher throughput by virtue of simplified application methods.

The Company originally signed a licensing agreement for microarraying slides using OptiChem® coatings with Schott Jenaer Glas GmbH ("SCHOTT") on November 4, 2004. Since this time, SCHOTT and the Company have extended this license. On August 15, 2011 Schott Technical Glass Solutions GmbH (Jena, Germany) renewed and expanded its licenses for OptiChem® microarray slide products, designated as Schott Nexterion Slide H and Slide HS. The terms remain substantially the same as in previous agreements, with the expansion to include microarray slide products intended for use in medical diagnostic devices. Previous agreements excluded medical applications. This expansion makes Schott the second company that intends to use OptiChem® coatings on medical devices, subsequent to our agreement with Nanosphere.

The new agreement extends the non-exclusive license through November 24, 2014. Schott paid the Company $150,000 as a one-time license fee ($50,000) and non-refundable prepaid royalties ($100,000). Royalties consist of 5% of Schott’s net product sales. For medical applications, Schott agrees to refer individual customers directly to Accelr8 for licensing if annual purchases by a customer exceed 20,000 units.

The Company entered into an exclusive seven-year license with NanoString Technologies Inc. on October 5, 2008. The license grants to NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products. Pursuant to the license agreement, NanoString paid the Company a non-refundable fee of $100,000 of which $50,000 was credited against future royalties. Under the royalty-bearing license, NanoString is to pay the Company a royalty at the rate of eight percent (8%) of net sales for sales up to $500,000 of NanoString licensed products. The royalty rate on the second $500,000 of net sales is six percent (6%), and the royalty thereafter is four percent (4%). During the fiscal year 2011, we recorded deferred revenues of $10,428.

On July 9, 2010 the Company entered into a non-exclusive patent-life OptiChem® license to Nanosphere, Inc. The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products. The products may include FDA-regulated diagnostics devices, unlike the other current licensees. Pursuant to the license agreement, Nanosphere paid the Company a non-refundable first-year fee of $150,000 plus a $15,000 technology transfer fee. On each anniversary of the agreement date, Nanosphere will pay to the Company the amounts of $350,000 in 2011; $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life. Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, all of the amounts due from Nanosphere were recognized as OptiChem revenue during the fiscal year ended July 31, 2010.

On June 14, 2010 the Company entered into an Evaluation Agreement and Letter of Intent with Novartis for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology. The agreement includes a first right of refusal option for the diagnostics company to license the BACcel™ technology and commercialize clinical diagnostics instruments using Accelr8’s technology. Under the agreement, Accelr8 received initial payments of $220,000 during the fiscal year ended July 31, 2010 and will continue to receive monthly funding until completion of data evaluation. Since the initial agreement, there were three amendments to the Letter of Intent extending the evaluation period to September 30, 2011. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property.

Subject to the receipt of capital, during the fiscal year ending July 31, 2012 we intend to continue technical validation of the BACcel™ system methods, continue field studies including pilot clinical studies at Denver Health and Barnes-Jewish Hospital, continue to publish the results of internal and collaborative studies, and seek a strategic partner or licensee for BACcel™ product commercialization.

Changes in Results of Operations: Year ended July 31, 2011 compared to year ended July 31, 2010

Technical development fees were $842,408 for the year ended July 31, 2011 as compared to $290,000 for the year ended July 31, 2010, an increase of $552,408 or 190.49%. The technical development fees during the fiscal year ended July 31, 2011 and 2010 were the result of the development agreement with Novartis that began in June of 2010.

OptiChem(R) slide revenues for the year ended July 31, 2011 were $34,279 as compared to $113,032 for the year ended July 31, 2010, a decrease of $78,753, or 69.7%. The decrease in OptiChem(R) revenues was primarily due to a decrease in sales of slides by SCHOTT to NanoString, which are now manufactured by Nanostring pursuant to license agreements.

License fees for the year ended July 31, 2011 were $0 as compared to $1,842,596 during the fiscal year ended July 31, 2010. The decrease in license fees was the result of the licensing agreement with Nanosphere. Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, all of the amounts due from Nanosphere were recognized as OptiChem revenue during the fiscal year ended July 31, 2010.

During the fiscal year ended July 31, 2011 and 2010, there were no cost of sales due to the fact that the slides are manufactured by SCHOTT and NanoString pursuant to license agreements.

Research and development expenses for the year ended July 31, 2011, were $454,997 as compared to $501,600 during the year ended July 31, 2010, a decrease of $46,603 or 9.29%. This decrease was primarily the result of reductions in salaries to research and development staff from $233,344 to $182,783 during the year ended July 31, 2011, a decrease of $50,561 or 21.67%, an increase in clinical trial expenditures to $35,871 for the year ended July 31, 2011 from $31,917 for the year ended July 31, 2010, an increase of $3,954 or 12.39% and a reduction of costs related to the BACelr8 program of $6,736 or 81.70% from $8,245 in 2010 to $14,981 in 2011.

General and administrative expenses for the year ended July 31, 2011 were $810,078 as compared to $869,348 during the year ended July 31, 2010, a decrease of $59,270 or 6.82%. The following summarizes the major components of the changes:

			Increase
	2011	2010	(Decrease)
Audit and Accounting	$49,538	$49,600	$(62)

Consulting Fees	90,021	52,910	37,111

Corporate and Shareholder	84,598	102,959	18,361

Corporate Insurance	34,704	32,838	1,866

Deferred Compensation	95,985	104,701	(8,716)

Employee Benefits	3,402	71,214	(67,812)

Payroll Taxes	32,804	36,997	(4,193)

Salaries	316,422	316,154	268

Travel	3,489	8,615	(5,126)

Legal	21,770	23,414	(1,644)

Other General Administrative Expenses	47,345	69,946	(22,601)
	$810,078	$869,348	(59,270)

The increase in consulting fees of $37,111 was primarily due to an increase in the charge against operations, as calculated using the Black-Scholes method, for the cost of stock options granted or extended.

The increase in amortization for the year ended July 31, 2011 was negligible.

Depreciation for the year ended July 31, 2011 was $2,396 as compared to $10,480 during the year ended July 31, 2010 a decrease of $8,804 or 77.14%. The decreased depreciation was primarily due to equipment becoming fully depreciated.

Marketing and sales expenses were $9,621 for the year ended July 31, 2011 as compared to $1,400 during the year ended July 31, 2010, an increase of $8,221 or 587.2%. The increase was primarily the result of increased travel during the fiscal year 2011 to industry trade shows.

As a result of these factors, loss from operations for the year ended July 31, 2011 was $409,425 as compared to a gain of $611,793 for the year ended July 31, 2010, resulting in decreased income of $1,021,218 or 166.9%.

Interest and dividend income for the year ended July 31, 2011 was $16,092 as compared to $6,053 for the year ended July 31, 2010, an increase of $10,039 or 165.8%. The increase was due to amounts recorded in connection with our account receivable from Nanosphere which was recorded at discounted present value during the prior fiscal year.

Unrealized gains on marketable securities held in the deferred compensation trust for the year ended July 31, 2011 was $14,572 as compared to an unrealized gain of $23,901 during the year ended July 31, 2010. The decreased unrealized gain was a result of market fluctuations on the securities that are held in the deferred compensation trust.

As a result of these factors, net loss for the year ended July 31, 2011 was $378,761 as compared to a net income of $641,747 during the year ended July 31, 2010, a decreased in income of $1,020,508 or 159.02%.

Capital Resources and Liquidity

During the fiscal year ended July 31, 2011, we generated positive cash flows from operating activities, as compared with cash used in operations for fiscal year 2010. The primary sources of capital have been from revenues from operations, including technical development fees, and collection of our receivables. Our agreement with Nanosphere provides for annual payments through 2013 which will contribute to our future operating liquidity. As of July 31, 2011, the Company had $775,856 in cash and cash equivalents, an increase of $492,583 from $283,273 at July 31, 2010. The primary reasons for the change in cash and cash equivalents were cash provided by operating activities of $448,481 plus $194,438 net cash from financing activities provided by the exercise of options and warrants, less the use of cash for patent costs and contributions to deferred compensation totaling $150,336.

For the year ended July 31, 2011, we spent $454,997 on research and development expenses. As of the date of this annual report, we have only realized nominal revenues from the sale of our products and have received a limited amount of technical development fees from our strategic partners. The Evaluation Agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property. As a result, we will not be receiving any additional technical development fees from Novartis. Notwithstanding our investments in research and development, there can be no assurance that the BACcel™ system or any of our other products will be successful, or even if they are successful, will provide sufficient revenues to continue our current operations. As of July 31, 2011, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next fiscal year.

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

The following summarizes the Company's capital resources at July 31, 2011 compared with July 31, 2010:

Increase (Decrease)
	July 31, 2011	July 31, 2010	Amount of change	% of Change
Cash and cash equivalents	$775,856	$283,273	$492,583	173.89

Accounts Receivable	$1,341,568	$1,753,045	(411,477)	(23.47)

Current assets	$1,422,839	$751,095	(757,345)	99.2

Total assets	$6,264,338	$6,268,966	(4,628)	.07

Current liabilities	$69,340	$75,651	(6,311)	(8.34)

Working capital	$1,353,499	$675,444	(678,055)	(100.39)

Net cash (provided by) operating
activities	$448,481	($$789,600)	$1,238,081	156.80

Net cash (used in) provided by
investing activities	$(150,336)	$(124,203)	$(26,133)	(21.04)

Net cash (used) provided by

Financing activities	$194,438	$335,000	$(140,562)	(41.96)

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU-2009-13, Multiple-Deliverable Revenue Arrangements. We adopted this standard on August 1, 2010 for revenue arrangements entered into or materially modified after that date. The standard requires an allocation of revenue among separate deliverables using the relative fair value method. The adoption of this standard did not have a material effect on the financial statements for the year ended July 31, 2011.

In June 2011, the FASB issued new accounting standards which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in fiscal 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition or results of operations.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, "Revenue Recognition," when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

From time to time, we may enter into collaborative arrangements with multiple deliverable elements including items such as licensing rights, development milestones and royalties from product sales. If we determine that such deliverables can be separated, the associated revenue is allocated among the separate units based on relative fair value. We recognize revenue as follows:

•         OptiChem® revenue is recognized upon shipping of the product to the customer or receipt of the applicable royalty.

•         Deferred revenue represents amounts billed but not yet earned under licensing agreements.

•         Technical development fees are recorded as received.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2011 and July 31, 2010, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

  Significant under performance relative to expected historical or projected future operating results;
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

Contractual Obligations

The following table sets forth information with respect to our contractual obligations and commercial commitments as of July 31, 2011.

Contractual Obligations
Payments Due By Period
		1 to 3	3 to 5	More than
	Total	years	years	5 years
Thomas V. Geimer (1)	$340,000	$340,000	$0	$0

(1) Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2011, which payment was made on October 20, 2011. Mr. Geimer's employment agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000 and expires on December 31, 2012. See "Item 10-Executive Compensation."

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

 Our Chief Executive Officer and Chief Financial Officer, referred to collectively herein as the Certifying Officer, has concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of July 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms; and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2011, based on the criteria for effective internal control described in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2011. Additionally, such controls are reviewed and verified by independent outside sources.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information concerning the directors, executive officers and key employees and consultants of the Company as of the date hereof.

Thomas V. Geimer	64	Chief Executive Officer,
		Chief Financial Officer, Chairman
		of the Board and Secretary
David C. Howson	67	President
Charles E. Gerretson (1)	65	Director
John D. Kucera (1)	60	Director
Steven W. Metzger	37	Senior Scientist
David W. Grainger, PhD	51	Consultant

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

Charles E. Gerretson was appointed a director of the Company on July 19, 2003 and serves as the Chairman of the Audit Committee. For the past 30 years, Mr. Gerretson has served as the President of Gerretson Realty, Inc., a Denver Colorado based real estate firm, which Mr. Gerretson founded. Mr. Gerretson received a Bachelor of Science degree in Business Administration from the University of Minnesota in 1968. Mr. Gerretson was formerly a CPA with Arthur Andersen and Company and currently heads the Company's Audit Committee.

John D. Kucera was appointed a director on January 9, 2009 and serves as the Chairman of the Compensation Committee. Mr. Kucera has been self employed as a private investor since 2000. Prior to that, Mr. Kucera handled institutional equity sales, was a Department Manager for Equities and a Member of the Board of Directors of Hanifen Imhoff and a portfolio manager for mutual funds and pension accounts at Founders Capital Management. Mr. Kucera earned a Bachelor of Science degree in Finance from Colorado State University and a Masters in Business Administration from the University of Denver.

Employees and Consultants

Steven W. Metzger has been a Research Scientist with the Company since April 2001 and is now a Senior Scientist. From 2000 through 2001, Mr. Metzger was responsible for the implementation of merging core technologies at Heska Corporation. He was previously employed by Geo-Centers, Inc. under contract at the Naval Research Laboratory in Washington, D.C. where he focused on bio-warfare pathogen detection. Mr. Metzger received a Bachelor of Arts degree in Chemistry from Colorado College in 1996.

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

Audit Committee Report

The Audit Committee has reviewed and discussed with management the Company's audited financial statements for the year ended July 31, 2011.

The Audit Committee has also discussed with Comiskey & Company, P.C. the matters required to be discussed by Statement on Auditing Standards No. 114, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Audit Committee has received and reviewed the written disclosures and the letter from Comiskey & Company, P.C. required by PCAOB Rule 3526, Communications with Audit Committees Concerning Independence, and has discussed with Comiskey & Company, P.C. their independence.

Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-K for the year ended July 31, 2011 filed with the Securities and Exchange Commission.

Audit Committee of The Board of Directors

Charles E. Gerretson

John D. Kucera

Compliance With Section 16(a) of The Exchange Act

Section 16(a) of the Exchange Act, generally requires the Company's directors and executive officers and persons who own more than 10% of a registered class of the Company's equity securities ("10% owners") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors and executive officers and 10% owners are required by Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended July 31, 2011, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met except that Thomas V. Geimer and Mr. Gerreston were each delinquent in the filing of a Form 4 disclosing one transaction.

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

Summary Compensation Table

The following table summarizes the compensation of the NEO's for the fiscal years ended July 31, 2011 and 2010:

Name and	Fiscal		Stock	Option	All other	Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Total ($)

Thomas V. Geimer	2011	$165,000	$0	$0	$0	$75,000(1)	$240,000
Chief Executive	2010	$165,000	$0	$0	$0	$75,000(2)	$240,000
Officer and
Chief Financial
Officer

David C. Howson	2011	$150,000	$0	$0	$0	$0	$150,000
President	2010	$150,000	$0	$0	$0	$0	$150,000

(1)   Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during the fiscal year ended July 31, 2011 which payment was made on October 20, 2011.

(2) Represents deferred compensation for Mr. Geimer pursuant to the Company's deferred compensation plan, $75,000 of which vested during the fiscal year ended July 31, 2010 but such payments were not made until October 23, 2010.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Individual Arrangements and Employment Agreements

The following is a description of the individual arrangements that we have made to each of the NEO’s with respect to their compensation. Mr. Geimer was paid during the fiscal year ended July 31, 2011 in accordance with his employment agreement with us with the exception of the $75,000 deferred payment, which payment was made on October 20, 2011. Mr. Howson does not have an employment agreement with the Company. In addition, Mr. Geimer also has a Change-in-Control payment that is described in the "Potential Payments Upon Termination" below.

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

In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer, or his estate, would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2011 would be  $340,000. Additionally, in the event of a Change in Control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation. In his positions as Chief Executive Officer and Chief Financial Officer, Mr. Geimer exercises detailed supervision over the operations of the Company and is ultimately responsible for the operations of the Company. Mr. Geimer is also responsible for all duties incident to the title of Chief Financial Officer and Secretary.

David C. Howson - President

During the fiscal year ended July 31, 2011, we paid Mr. Howson $150,000 in cash compensation. Mr. Howson does not have an employment agreement with the Company. In his position as President, Mr. Howson supervises the technical development and product strategies. Mr. Howson further performs all duties incident to the title of President and such other duties as from time to time may be assigned to him by the Board of Directors.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning options awards to Messrs. Geimer and Howson at the fiscal year ended July 31, 2011.

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Option (#)	Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price	Date
Thomas V. Geimer	December 11, 2007	100,000	0	$3.60	December 11, 2017

David Howson	March 16, 2005	225,000	0	$2.57	March 16, 2015
	March 16, 2005	0	75,000 (1)	$2.57	March 16, 2015

(1) Represents stock options that shall vest if and only if prior to the expiration date of the options, the Company closes on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company's shareholders receive aggregate consideration at closing equal to or greater than $250,000,000.

Option Exercises During The Prior Fiscal Year

On July 25, 2011, Mr. Geimer exercised options to acquire 130,953 shares of the Company's Common Stock. Mr. Geimer paid the exercise price to acquire the common stock by the surrender of 69,047 options to acquire common stock having a value of $2.75 per share, that is determined by subtracting the closing price of the Company's common stock on July 25, 2011 ($4.20) by the exercise price of the options ($1.45).

Potential Payments Upon Termination

Cash Compensation

Mr. Geimer's employment agreement contains provisions under which the Company will be obligated to pay Mr. Geimer certain compensation upon his termination. The following tables set forth the details of the estimated payments and benefits that would be provided to Mr. Geimer in the event that his employment with us is terminated for any reason, including a termination for cause, resignation or retirement, a constructive termination, a without cause termination, death, long term disability, and termination in connection with a change in control as of July 31, 2011.

Termination in
	Termination by					connection
	Mutual	Illness or		Resignation/		with a change
Thomas V. Geimer	Agreement	Incapacity	With cause	Without cause	Retirement	in control

Cash Compensation	0	0	0	$340,000	0	$1,540,000
				(1)(2)		(1)(2)

(1) Represents the amounts due under Mr. Geimer's employment agreement. See "Individual Arrangements and Employment Agreements."

(2) Includes the $75,000 payment of the deferred compensation for the fiscal year ended July 31, 2011, which payment was made on October 20, 2011.

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

Compensation of Non-Management Directors

The Company did not pay its non-management directors any cash compensation during the fiscal year ended July 31, 2011.

Cash Compensation

We have not paid any cash compensation to our directors for their service on our Board of Directors.

Liability Insurance

The Company provides liability insurance for its directors and officers. Berkley Insurance Company is the underwriter of the current coverage, which extends until January 7, 2012. The annual cost of this coverage is approximately $11,500.

Compensation Pursuant to Plans

Deferred Compensation Plan.

In January 1996, we established a deferred compensation plan for our employees. Contributions to the plan are provided for under the employment agreement detailed above. For the fiscal year ended July 31, 2010 we contributed $75,000 to the plan. The $75,000 contribution due to Mr. Geimer for the fiscal year ended July 31, 2011 was made on October 20, 2011.

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

Securities Authorized For Issuance Under Compensation Plans

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2011:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of available outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the 1st column)

Equity Compensation	750,000	$2.91	242,500
Plans approved by
security holders
Equity Compensation	0	0	0
Plans not approved by
security holders
Total	750,000		242,500

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

As of July 31, 2011, 759,000 options had been granted pursuant to the Qualified Plan with 317,500 of these options exercised, 231,500 options that expired, leaving 172,500 available for grant and 370,000 options had been granted pursuant to the Non-Qualified Plan with 185,000 of these options exercised, 80,000 options that expired, 50,000 that were cancelled and 60,000 available for grant.

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

As of July 31, 2011, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired leaving 10,000 available for grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of October 24, 2011 by: (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock; (ii) each of the Company's executive officers and directors; and (iii) all executive officers and directors as a group. The calculation excludes 1,129,110 shares which are held by the Rabbi Trust for the benefit of Thomas V. Geimer. Further, Mr. Geimer does not have voting power over the shares that are held in the Rabbi Trust. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole dispositve power with respect to the shares shown:

Name and Address of Beneficial Owner	Shares Beneficially Owned
	Number	Percent

Thomas V. Geimer (1)	437,985	3.8%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Charles E. Gerretson (2)	135,300	1.3%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

John D. Kucera (3)	38,663	0.4%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

David Howson (4)	377,600	3.5%
7000 North Broadway, Building 3-307
Denver, Colorado 80221

Executive Officers and Directors	989,548	8.4%
As a Group (4 persons)

5% or greater shareholders

Merrill Lynch & Co., Inc. (5)	793,141	7.8%

(1) Does not include 1,129,110 shares, which were purchased by Mr. Geimer upon exercise of warrants and options. Mr. Geimer exercised these options and warrants on October 14, 1997, and simultaneously contributed the shares acquired to a Rabbi Trust. See Note 7 to Financial Statements for further information. Includes 100,000 shares, which may be purchased by Mr. Geimer upon exercise of options at a price of $2.69 per share and 100,000 shares that may be acquired upon the exercise of options at a price of $3.60 per share.

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

(4) Includes 300,000 shares, which may be purchased by Mr. Howson upon exercise of options which options expire on March 15, 2015, of which 75,000 stock options shall vest if and only if prior to the expiration date of the Options, the Company closes on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company's shareholders receive aggregate consideration at closing equal to or greater than $250,000,000. Also includes 75,000 options to acquire shares of common stock at a price of $2.69 per share.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During fiscal year 1996, we established a deferred compensation plan for our employees. We may make discretionary contributions to the plan based on recommendations from the Board of Directors. As of July 31, 2011, the Board of Directors had authorized deferred compensation totaling $1,200,000 since fiscal year 1996 to Mr. Geimer of which $1,125,000 had been funded. The $75,000 representing the difference between the authorized deferred compensation and the funded deferred compensation was paid on October 20, 2011.

There were no other transactions or series of transactions for the fiscal year ended July 31, 2011, nor are there any currently proposed transactions, or series of the same to which we are a party, in which the amount involved exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the audit of the Company's annual consolidated financial statements for the years ended July 31, 2011 and 2010, including the reviews of the unaudited interim financial statements of the Company's Form 10-Q’s was approximately $36,229 and $35,100, respectively.

Tax Fees

The aggregate fees billed by Comiskey & Company, P.C. for professional services rendered for the tax compliance, tax advice and tax planning for the fiscal years ended July 31, 2011 and 2010 ("Tax Fees") was $0 and $0, respectively.

All other Fees

Comiskey & Company, P.C. did not perform any professional services other than those set forth above for the fiscal years ended July 31, 2011 and 2010.

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

Item 15. Exhibits and Financial Statement Schedules

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

32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Financial Statements

The following financial statements of the Company are included in Item 7:

Report of Independent Registered Public Accounting Firm Comiskey & Company, P.C.

Balance Sheets as of July 31, 2011 and 2010

Statements of Operations for the years ended July 31, 2011 and 2010

Statements of Stockholders' Equity for the years ended July 31, 2011 and 2010

Statements of Cash Flows for the years ended July 31, 2011 and 2010

Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

ACCELR8 TECHNOLOGY CORPORATION

Date: October 27, 2011	By: /s/ David C. Howson
David C. Howson, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date: October 27, 2011	By: /s/ Thomas V. Geimer
Thomas V. Geimer, Chairman,
Secretary, Chief Executive Officer,
and Chief Financial Officer

Date: October 27, 2011	By: /s/ Bruce McDonald
Bruce McDonald, Principal
Accounting Officer

Date: October 27, 2011	By: /s/ John D. Kucera
John D. Kucera, Director

Date: October 27, 2011	By: /s/ Charles E. Gerretson
Charles E. Gerretson, Director

ACCELR8 TECHNOLOGY CORPORATION

FINANCIAL STATEMENTS

July 31, 2011 and 2010

ACCELR8 TECHNOLOGY CORPORATION
TABLE OF CONTENTS

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF SHAREHOLDERS' EQUITY	F-4

STATEMENTS OF CASH FLOWS	F-5

NOTES TO FINANCIAL STATEMENTS	F-6 - F-20

Report of Independent Registered Public Accounting Firm

Board of Directors

Accelr8 Technology Corporation

Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2011 and 2010, and the related statements of operations, shareholders' equity and cash flows for the years ended July 31, 2011 and 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2011 and 2010, and the results of its operations and changes in its cash flows for the years ended July 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado

October 21, 2011

/s/ COMISKEY & COMPANY PROFESSIONAL CORPORATION

ACCELR8 TECHNOLOGY CORPORATION
BALANCE SHEETS
JULY 31, 2011 and 2010
ASSETS

	2011	2010
Current assets:
Cash and cash equivalents	$775,856	$283,273
Trade accounts receivable	596,128	415,807
Inventory (Note 3)	30,278	32,620
Prepaid expenses and other (Note 4)	20,577	19,395
Total current assets	1,422,839	751,095
Long Term Accounts Receivable, Net of Current Portion	745,440	1,337,238
Property and equipment, net (Note 5)	3,528	4,474
Investments, net (Note 10)	1,304,522	1,208,538
Intellectual property, net (Note 6)	2,788,009	2,967,621
Total assets	$6,264,338	$6,268,966
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,961	$32,135
Accrued compensation and other liabilities	24,582	23,291
Deferred revenue (Note 11)	9,797	20,225
Total current liabilities	69,340	75,651
Long-term liabilities:
Deferred compensation	1,379,522	1,283,537
Total liabilities	1,448,862	1,359,188
Shareholders' equity (Notes 7):
Common stock, no par value;
19,000,000 shares authorized;
11,103,367 (2011) and 10,757,317 (2010) shares issued and outstanding	14,333,258	14,138,820,
Contributed capital	1,246,864	1,156,843
Accumulated (deficit)	(10,491,046)	(10,112,285)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders' equity	4,815,476	4,909,778
Total liabilities and shareholders' equity	$6,264,338	$6,268,966

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION STATEMENTS OF OPERATIONS FOR YEARS ENDED JULY 31, 2011 and 2010
	2011	2010
Revenues (Note 9 and 11):
Technical development fees	$842,408	$290,000
OptiChem ™ revenue	34,279	113,032
License Fees	—	1,842,596
Qualified Discovery Therapeutic Grant	244,479	—
Total revenues	1,121,166	$2,245,628
Cost of sales	—	—
Gross profit	1,121,166	2,245,628
Costs and expenses:
Research and development	454,997	501,600
General and administrative	810,078	869,348
Amortization (Note 6)	253,499	251,007
Depreciation (Note 5)	2,396	10,480
Marketing and sales	9,621	1,400
Total costs and expenses	1,530,591	1,633,835
Income (Loss) from operations	(409,425)	611,793
Other (expense) income:
Interest and dividend income	16,092	6,053
Unrealized holding gain (loss) on investments (Note 2)	14,572	23,901
Total other income	30,664	29,954
Net income(loss)	(378,761)	641,747
Net income (loss) per share: Basic and diluted net income(loss) per share	(.04)	0.06
Weighted average shares outstanding	10,791,597	10,408,574

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Stock To Be Issued	Contributed Capital	Retained Earnings (Accumulated Deficit)	Shares Held For Employee Benefit	Total Shareholder’s Equity

Balances, July 31, 2009	10,226,210	$13,803,820		$1,118,306	$10,754,032)	$(273,600)	$3,894,494
Net Income					641,747		641,747
Exercise of Options	52,532
Issuance of Common Shares	478,575	335,000					335,000
Equity Based Compensation				9,360			9,360
Stock Option Expense				29,177			29,177
Balances, July 31, 2010	10,757,317	14,138,820		1,156,843	(10,112,285)	(273,600)	4,909,778
Net Loss					(378,761)		(378,761)
Exercise of Options & Warrants	346,050	194,438					194,438
Equity Based Compensation				90,021			90,021
Balances, July 31, 2011	11,103,367	$14,333,258		$1,246,864	($10,491,046)	$(273,600)	$4,815,476

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2011 and 2010
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$(378,761)	$641,747
Adjustments to reconcile net Income(loss) to net cash
(used in) operating activities:
Depreciation	2,396	10,480
Amortization	253,499	251,007
Equity based compensation
	90,021	38,537
Unrealized (gain) loss on investments	(14,572)	(23,901)
Realized (gain) loss on sale of investments, interest and
dividends reinvested	(6,413)	(5,800)
(Increase) decrease in assets:
Accounts receivable	411,477	(1,753,045)
Inventory	2,342	20,825
Prepaid expense and other	(1,182)	8,303
Increase (decrease) in liabilities:
Accounts payable	2,826	(7,322)
Accrued liabilities	1,291	(2,592)
Deferred revenue	(10,428)	(72,540)
Deferred compensation	95,985	104,701
Net cash provided by/(used in) operating activities	448,481	(789,600)
Cash flows from investing activities:
Purchase of equipment and patent costs	(75,336)	(49,203)
Contribution to deferred compensation trust	(75,000)	(75,000)
Net cash used in investing activities	(150,336)	(124,203)
Cash flows from financing activities
Exercise of Warrants and Options Issuance of common stock	194,438-	-335,000
Net cash provided by financing activities	194,438	335,000
Increase (decrease) in cash and cash equivalents	492,583	(578,803)
Cash and cash equivalents, beginning of year	283,273	862,076
Cash and cash equivalents, end of year	$775,856	$283,273

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

Since the acquisition of the assets, we have focused primarily upon research and development relating to the technologies acquired, and the development of revenue producing products related to that technology. We have manufactured and marketed OptiChem(R) coated microarraying slides ("OptiChem") for a variety of custom applications for specific customers. During the fiscal years ended July 31, 2011 and 2010, our primary focus shifted to development of a program to integrate our OptiChem(R) surface chemistry ("OptiChem"), QuanDx(TM) light-scattering quantitative assay instrumentation ("QuanDx"), and YoDx(TM) assay acceleration process ("YoDx") into a novel system for rapid bacterial identification and antibiotic resistance testing, the BACcel(TM) system ("BACcel"). We are developing an innovative rapid diagnostic platform, the BACcel™ system, intended for rapid diagnosis in life-threatening bacterial infections.

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

The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At July 31, 2011 and 2010, the Company's uninsured cash balance was approximately $229,575 and $0.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2011 and 2010.

The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximates fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents - The carrying amount approximates fair value. Investments - The carrying amount is based on quoted market prices plus cash. Long-Term Receivables - discounted future cash flows. Other Long-Term Liabilities - The carrying amount approximates fair value.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents.

Investments

The Company accounts for its investments in accordance with ASC 320. All investments are recorded as trading and reported at fair value with unrealized gains and losses reported with current earnings.

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

Research And Development

Research and development costs charged to operations for the years ended July 31, 2011 and 2010 were $454,997 and $501,600, respectively.

Intellectual Property

Intellectual property is amortized over the period the asset is expected to contribute directly or indirectly to the Company's future cash flows. The Company evaluates the remaining useful life of each intellectual property that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Included in intellectual property are patents, trademarks and technology. Intellectual properties are currently being amortized over their estimated useful lives of 20 years.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, "Revenue Recognition," when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

From time to time, we may enter into collaborative arrangements with multiple deliverable elements including items such as licensing rights, development milestones and royalties from product sales. If we determine that such deliverables can be separated, the associated revenue is allocated among the separate units based on relative fair value.

Technical Development Fees

Technical development fee revenue was recorded as received.

OptiChem(R) Revenues

Revenue is recognized when the Company ships the product to customers or upon the receipt of royalty payments from our licenses.

License Fees

The Company estimates its performance period used for recognition of licensing fees based on the specific terms of each agreement and the applicable facts and circumstances.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and the income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Such deferred income tax computations are based on enacted tax laws and rates applicable to the years in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized.

We adopted the provision of ASC 740 “Application of the Uncertain Tax Position Provisions” related to accounting for uncertain tax positions, which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return.  Under this provision, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. Tax benefits of an uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained based on technical merits.

Earnings Per Share

The Company follows ASC 260, "Earnings Per Share," which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The Company's net income (loss) for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive. During the years ended July 31, 2011 and 2010, Common Stock options exercisable for 950,000 and 1,010,000 shares of Common Stock were not included in diluted loss per share as the effect was antidilutive.

Equity Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity based awards is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period. The Company estimates the fair value of stock option awards, including modifications of stock option awards, using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company's expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based primarily on historical employee exercise patterns. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future. See Note 7 for further information.

Comprehensive Income (loss)

The Company follows ASC 220, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU-2009-13, Multiple-Deliverable Revenue Arrangements. We adopted this standard on August 1, 2010 for revenue arrangements entered into or materially modified after that date. The standard requires an allocation of revenue among separate deliverables using the relative fair value method. The adoption of this standard did not have a material effect on the financial statements for the year ended July 31, 2011.

     In June 2011, the FASB issued new accounting standards which require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new accounting rules eliminate the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity. The new accounting rules will be effective for the Company in fiscal 2013. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company’s financial condition or results of operations.

NOTE 3 INVENTORY

The Company purchases raw materials (custom chemicals and glass substrates) for producing OptiChem® coated slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory as of July 31, 2011 and July 31, 2010.

NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of July 31, 2011 totaled $20,577 as compared to $19,395 as of July 31, 2010.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost
and consisted of the following at July 31:	2011	2010

Computer equipment	$22,551	$21,102
Laboratory and scientific equipment	303,281	303,281
Furniture and fixtures	16,601	16,601

Total property and equipment	342,433	340,984
Accumulated depreciation	(338,905)	(336,540)

Net property and equipment	$3,528	$4,474

Depreciation expense for the years ended July 31, 2011 and 2010 was $2,396 and $10,480, respectively.

NOTE 6 INTELLECTUAL PROPERTY

Intellectual property consisted of the following at July 31:

	2011	2010

OptiChem® technologies	$4,454,538	$4,454,538
Patents	604,792	530,903
Trademarks	49,018	49,019

	5,108,348	5,034,460
Accumulated amortization	(2,320,339)	(2,066,840)

	$2,788,009	$2,967,620

Future amortization expense for the intangible assets is estimated as follows:

Years Ending July 31,
2012	$254,000
2013	254,000
2014	254,000
2015	254,000
Thereafter	1,772,009
Total future amortization	$2,788,009

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem(R) Technologies. Amortization expense was $253,499 and $251,007 respectively, for the years ended July 31, 2011 and 2010. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. As of July 31, 2011 and 2010, management believes that the amounts carried on our balance sheet are recoverable, and there was no impairment of the Company's long-lived assets.

NOTE 7 SHAREHOLDERS' EQUITY

Stock Option Plans

The Company has option agreements with key executives and three stock-based compensation plans, which are discussed below:

Option And Warrant Agreement With Key Executive

In fiscal 1998, options for the purchase of 1,129,110 shares held by the Chief Executive Officer ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust. Such shares are issuable upon the occurrence of retirement, death or termination of the Chairman's employment over a ten-year period after such occurrence, unless the Board of Directors determines otherwise.

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

As of July 31, 2011, 759,000 options had been granted pursuant to the Qualified Plan with 317,500 of these options exercised, 231,500 options that expired, 210,000 that remain outstanding, leaving 172,500 available for grant.

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

As of July 31, 2011, 370,000 options had been granted pursuant to the Non-Qualified Plan with 185,000 of these options exercised, 80,000 options that expired, 50,000 that were cancelled, 55,000 that remain outstanding, and 60,000 available for grant.

Omnibus Stock Option Plan

On December 14, 2004 the Shareholders approved an Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued common stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company.

As of July 31, 2011, 620,000 options had been granted pursuant to the Omnibus Plan with 5,000 of these options exercised, 130,000 expired, 485,000 that remain outstanding, leaving 10,000 available for grant.

Accounting for Employee Based Option Plans

As is discussed in Note 2, the Company accounts for all option grants using the Black-Scholes option pricing model in accordance with ASC 718 for options granted or extended.

As of July 31, 2011 and 2010, total unrecognized share-based compensation cost related to unvested stock options was approximately $0 and $0. For the years ended July 31, 2011 and 2010, the Company recognized $0  and $29,177 in stock based compensation costs related to the issuance of options to employees under ASC 718. For the year ended July 31, 2011 and 2010, the total recognized stock based compensation costs related to the extension of currently existing, fully vested options was $90,021 and $9,360.

The following weighted-average assumptions were used for grants for the year ended July 31, 2011: no dividend yield; risk free interest rate between 1.00% and 5%; expected life between 3 and 10 years; and expected volatility between 44% and 117%. The weighted average fair value of options granted during the fiscal year ended July 31, 2011 was $2.83. The weighted average remaining contractual life of options outstanding at July 31, 2011 was 4.40 years. The expected forfeiture rate used was 37%.

The following table summarizes information on stock option activity for the Omnibus Plan, the Qualified Plan and the Non-Qualified Plan.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share

Options outstanding, July 31, 2009	1,165,000	1.45-4.50	2.40
Granted	20,000	0.00 – 0.73	.73

Exercised	(100,000)	1.45-1.50	1.45
Expired	(75,000)	1.45-1.50	1.45
Options Outstanding July 31, 2010	1,010,000	$0.73-4.5	$2.57
Granted	0
Exercised	260,000	.73-2.25
Expired	0
Options Outstanding July 31, 2011	750,000	$0.73-4.50	2.91

As of July 31, 2011 and 2010, 750,000 and 1,010,000 options outstanding were currently exercisable and carried weighted average exercise prices of $1.45 and $4.05 respectively. The following table summarizes information about stock options outstanding and exercisable at July 31, 2011:

	Outstanding	Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$.00-$1.00	10,000	10.00	$.73	10,000	$0.73

$2.00-$2.36	122,500	1.59	$2.24	122,500	$2.24
$2.50-$2.90	380,000	3.87	$2.57	380,000	$2.57
$3.00-$3.20	37,500	4.3	$3.01	37,500	$3.01
$3.60-$4.50	200,000	5.01	$4.05	200,000	$4.05

NOTE 8 INCOME TAXES

The  following items comprise the Company's net deferred tax assets (liabilities) as of July 31:

	2011	2010
Deferred tax assets:
Net operating loss	$3,367,000	$3,612,000
Deferred revenue and gains	4,000	(100,000)
Depreciation and amortization	(249,000)	(50,000)
Deferred compensation	236,000	-0-
Stock options issued to consultants and employees	206,000	360,000
General business credit	144,000	265,000
Contribution and timing differences	6,000	(10,000)
Tax amendments and adjustments	-0-	(503,000)
Total	3,714,000	3,574,000
Less valuation allowance	(3,714,000)	(3,574,000)
Net deferred tax asset	$-0-	$-0-

As of July 31, 2011, a valuation allowance increase of $140,000 has been recorded for the deferred tax asset, as Management has determined that it is more likely than not that the deferred tax asset will not be realized. For the years ended July 31, 2011 and 2010, management does not believe there are any uncertain tax positions for which recording or disclosure is necessary pursuant to ASC 740. It is our policy to recognize interest related to unrecognized tax benefits and penalties as income tax expense. Our tax returns are no longer subject to examination for years prior to 2006 by US federal taxing authorities and for years prior to 2005 by state taxing authorities. Amendments and adjustments totaling $503,000 were made to the valuation allowance as of July 31, 2010 due to amended returns and recalculations.

Total income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax loss for the fiscal years ended July 31, 2011 and 2010 as follows:

	2011	2010
Total expense (benefit) computed by:
Applying the U.S. Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of Federal tax benefit	(3.0)	(3.0)
General business credits and other	(0.1)	(0.1)
Valuation allowance	36.9	36.9
Effective tax rate (benefit)	-%	-%

The  Company has unused net operating loss carry forward of approximately $9,098,000 and general business credits of approximately $144,000  that are available to offset future income taxes. The net operating loss will expire beginning in 2018 and the general  business tax credits expire beginning 2022. Future utilization of the Company's net operating losses may be limited upon the occurrence of an equity structure shift or change of control, in accordance with IRC Section 382.

NOTE 9 MAJOR CUSTOMERS AND FOREIGN REVENUE

For the years ending July 31, 2011 and 2010, revenues were $1,121,166 and $2,245,628, respectively. Of the total revenues, revenues from one customer were $842,408, (75.14%) in the year ended July 31, 2011 and $1,842,596 (82.1%) for the year ended July 31, 2010.

Foreign Revenues were as follows for the fiscal years ended July 31:

Foreign Revenues	2011	2010
OptiChem ® Revenues	$23,073	$113,032
License Fees	0	0
Technical Development Fees		290,000
Consulting Fees	0	0
Total	$23,073	$403,032

NOTE 10 COMMITMENTS

Investments And Deferred Compensation Arrangement

In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note. For the fiscal year ended July 31, 2011, the Company owes $75,000 to the plan which was accrued but unpaid by the Company at year end. On October 23, 2010, $75,000 was paid to the deferred compensation plan for the fiscal year ended July 31, 2010.

The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2011 and 2010. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

	2011	2010
	$1,289,950	$1,184,637
Unrealized holding gain (loss)	14,572	23,901
Aggregate fair value	$1,304,522	$1,208,538

Deferred compensation related to the Rabbi Trust was $1,379,522 and $1,283,537 as of July 31, 2011 and 2010, respectively. The difference between the aggregate fair value and the deferred compensation amounts represents the award of $75,000 for each of the years ended July 31, 2011 and 2010 which was accrued but unpaid by the Company at year end.

Operating Lease

The Company is a party to a lease for its office and laboratory space that expires on September 30, 2012. Total rent expense including common area charges was approximately $68,330 and $76,761 during the years ended July 31, 2011 and 2010, respectively. Future minimum lease payments, of $3,339 per month plus the pro rata share of taxes, insurance and common facility charges are payable monthly through September 30, 2012.

Employment Agreement

Effective December 1, 2007, we entered into an employment agreement with Mr. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement expires on December 31, 2012. In the event of termination by mutual agreement, termination "with cause," as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer or his estate would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination "without cause," as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement, which as of July 31, 2011 would be $340,000. Additionally, in the event of a change in control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation ($1,540,000 ) would be payable plus five times the sum of the base salary and deferred compensation.

NOTE 11 DEFERRED REVENUE

Deferred revenue was $9,797 and $20,225, respectively at the fiscal years ended July 31, 2011 and 2010. Deferred revenue consists of prepaid royalty fees from Nanostring and SCHOTT. Therefore, deferred revenue recognized during the fiscal year ended July 31, 2011 was $10,428 and is reflected as OptiChem® revenues.

NOTE 12 FAIR VALUE MEASUREMENTS

The fair value hierarchy in ASC 820 prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as described in the following list.

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. A quoted price in an active market provides the most reliable evidence of fair value.

Level 2 Inputs other than quoted prices included within level 1 that are observable for the asset, either directly or indirectly. Level 2 inputs include:

•      Quoted prices for similar assets in active markets

•      Quoted prices for identical or similar assets in markets that are not active, prices are not current, or price quotations vary substantially over time, or among markets for which little information is released publicly

•      Inputs other than quoted prices that are observable for the asset

•      Inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 Inputs are unobservable inputs for the asset. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset, including risk.

 At July 31, 2011 and 2010, investments of $1,304,522 and $1,208,538 were carried at fair value, and were classified within Level 1 of the valuation hierarchy.

NOTE 13 SUBSEQUENT EVENTS

On August 15, 2011 Schott Technical Glass Solutions GmbH (Jena, Germany) renewed and expanded its licenses for OptiChem® microarray slide products, designated as Schott Nexterion Slide H and Slide HS. The terms remain substantially the same as in previous agreements, with the expansion to include microarray slide products intended for use in medical diagnostic devices. Previous agreements excluded medical applications. This expansion makes Schott the second company that intends to use OptiChem® coatings on medical devices, subsequent to our agreement with Nanosphere.

The new agreement extends the non-exclusive license through November 24, 2014. Schott paid the Company $150,000 as a one-time license fee ($50,000) and non-refundable prepaid royalties ($100,000). Royalties consist of 5% of Schott’s net product sales. For medical applications, Schott agrees to refer individual customers directly to Accelr8 for licensing if annual purchases by a customer exceed 20,000 units.