Form 10-Q
period 2011-10-31
ACCELR8 TECHNOLOGY CORP
filed 2011-12-14
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

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

Yes ___ No X

As of December 9, 2011, there were 11,103,367 shares of common stock outstanding.

INDEX

			Page

PART I		FINANCIAL INFORMATION

	Item 1.	Financial Statements
			3
		Condensed Balance Sheets
		October 31, 2011 (unaudited) and July 31, 2011

		Condensed Statements of Operations	4
		for the three months ended October 31, 2011 and 2010 (unaudited)

		Condensed Statements of Cash Flows	5
		for the three months ended October 31, 2011 and 2010 (unaudited)

		Notes to Unaudited Condensed Financial Statements	6-9

	Item 2.	Management’s Discussion and Analysis of	9
		Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

	Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	15

	Item 1A.	Risk Factors	15

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

	Item 3.	Defaults Upon Senior Securities	15

	Item 4.	Submission of Matters to a Vote of Security Holders	15

	Item 5.	Other Information	15

	Item 6.	Exhibits	16

SIGNATURES			17

CERTIFICATION OF OFFICERS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Accelr8 Technology Corporation

Condensed Balance Sheets

ASSETS

	October 31, 2011	July 31, 2011
	(Unaudited)
Current assets:
Cash and cash equivalents	$584,985	$775,856
Trade Accounts Receivable	760,729	596,128
Inventory	30,278	30,278
Prepaid expenses and other current assets	10,747	20,577
Total current assets	1,386,739	1,422,839
Long Term Accounts Receivable, Net of current portion	746,587	745,440
Property and equipment, net	3,012	3,528

Investments, net	1,377,091	1,304,522

Intellectual property, net (Note 4)	2,738,186	2,788,009

Total assets	$6,251,615	$6,264,338

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56,687	$34,961
Accrued compensation and other liabilities	36,081	24,582
Deferred revenue	105,276	9,797
Total current liabilities	198,044	69,340

Long-term liabilities:
Deferred compensation	1,395,841	1,379,522
Total liabilities	1,593,885	1,448,862

Commitments and Contingencies

Shareholders’ equity
Common Stock, no par value; 19,000,000 shares authorized; 11,103,367 shares issued and outstanding	14,333,258	14,333,258
Contributed capital	1,519,393	1,246,864
Accumulated (deficit)	(10,921,321)	(10,491,046)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total Shareholders’ equity	4,657,730	4,815,476

Total liabilities and Shareholders’ equity	$6,251,615	$6,264,338

See accompanying notes to financial statements.

Condensed Statements of Operations

For the Three Months Ended October 31, 2011 and 2010

(Unaudited)

	2011	2010
Revenues:
OptiChem® revenues	$12,008	$11,883
Technical Development Fees	140,000	210,000
Product Licensing Fees	50,000	—
Qualified Therapeutic Discovery Grant	—	244,479
Total revenues	202,008	466,362

Costs and expenses:
Research and development	104,162	111,050
General and administrative	458,983	235,567
Amortization	64,087	63,179
Marketing and sales	4,170	5,993
Depreciation	515	599

Total costs and expenses	631,917	416,388

Income(Loss) from operations	(429,909)	49,974

Other income (loss):
Interest and dividend income	4,003	3,447
Unrealized gain (loss) on investments	(4,368)	13,829

Total other income (loss)	(365)	17,276

Net Income( loss)	$(430,274)	$67,250

Net loss per share:
Basic and diluted net income (loss) per share	$(0.04)	$0.01

Weighted average shares outstanding	11,103,367	10,757,317

See accompanying notes to financial statements

4

Accelr8 Technology Corporation

Condensed Statements of Cash Flows

For the Three Months Ended October 31, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net Income(loss)	$(430,274)	$67,250
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	515	599
Amortization	64,087	63,179
Fair value of stock options granted for services	272,529	8,654
Unrealized holding (gain) loss on investments	4,368	(13,829)
(Increase) decrease in assets:
Accounts receivable	(165,748)	(248,750)
Inventory	—	(300)
Prepaid expense and other	9,830	8,343
Increase (decrease) in liabilities:
Accounts payable	21,726	32,043
Accrued liabilities	11,499	10,790
Deferred revenue	95,479	(4,077)
Deferred compensation	16,319	34,058
Net cash (used in) operating activities	(99,670)	(42,040)

Cash flows from investing activities:

Purchase Investments	(1,938)	(1,527)
Purchases of equipment and patent costs	(14,263)	(17,212)
Contribution to Deferred Compensation Trust	(75,000)	—
Net cash (used in) investing activities	(91,201)	(18,739)
Decrease in cash and cash equivalents	(190,871)	(60,779)
Beginning balance	775,856	283,273
Ending balance	$584,985	$222,494
See accompanying notes to financial statements

5

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our Annual Audited Financial Statements dated July 31, 2011 included in our Annual Report on Form 10-K, as amended, as filed with the SEC on October 27, 2011.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of Management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2011 may not be indicative of the results of operations for the fiscal year ended July 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including receivables from major customers. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At October 31, 2011 and 2010, the Company's uninsured cash balance was approximately $105,104 and $0, respectively. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each customer's financial position. The Company performs ongoing credit evaluations of its customer's financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at October 31, 2011 and 2010. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

Income Taxes

The Company has no unrecognized tax benefits. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

The Company files federal and state income tax returns. These returns are subject to examination by taxing authorities for all tax years after 2007.

Note 3. Recently Issued Accounting Pronouncements

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

Note 4. Intellectual Property

Intellectual property consisted of the following:
	October 31, 2011	July 31, 2011

OptiChem® Technologies	$4,454,538	$4,454,538
Patents	619,056	604,792
Trademarks	49,018	49,018
Total intellectual property	5,122,612	5,108,348
Accumulated amortization	(2,384,426)	(2,320,339)
Net intellectual property	$2,738,186	$2,788,009

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem® Technologies. Amortization expense was $64,087 and $63,179, respectively, for the three months ended October 31, 2011 and 2010.

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

Note 5. Research and Option Agreement and License and Supply Agreements

The Company originally signed a licensing agreement for microarraying slides using OptiChem® coatings with Schott Jenaer Glas GmbH ("SCHOTT") on November 4, 2004. Since this time, SCHOTT and the Company have extended this license. On August 15, 2011 Schott Technical Glass Solutions GmbH (Jena, Germany) renewed and expanded its licenses for OptiChem® microarray slide products, designated as Schott Nexterion Slide H and Slide HS. The terms remain substantially the same as in previous agreements, with the expansion to include microarray slide products intended for use in medical diagnostic devices. Previous agreements excluded medical applications. This expansion makes Schott the second company that intends to use OptiChem® coatings on medical devices with the other Company being Nanosphere.

The new agreement extends the non-exclusive license through November 24, 2014. Schott paid the Company $150,000, with $50,000 being a one time license fee and $100,000 being nonrefundable prepaid royalties. Royalties consist of 5% of Schott’s net product sales. For medical applications, Schott agrees to refer individual customers directly to Accelr8 for licensing if annual purchases by a customer exceed 20,000 units.

On October 5, 2007, the Company additionally entered into an exclusive seven year license with NanoString Technologies, Inc. (“NanoString”). The license grants NanoString the right to apply OptiChem® coatings to NanoString's proprietary molecular detection products.

On June 14, 2010 the Company entered into an Evaluation Agreement and Letter of Intent with Novartis for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology. The agreement includes a first right of refusal option for the diagnostics company to license the BACcel™ technology and commercialize clinical diagnostics instruments using Accelr8’s technology. Under the agreement, Accelr8 received initial payments of $220,000 during the fiscal year ended July 31, 2010 and continued to receive monthly funding during the period of of data evaluation. Since the initial agreement, there were three amendments to the Letter of Intent extending the evaluation period to September 30, 2011. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property. During the fiscal years ended July 31, 2011 and 2010, total revenues from Novartis were $842,408 and $290,000, respectively or 75.1% and 12.9% of total revenues.

On July 9, 2010, the Company entered into a non-exclusive patent-life OptiChem® license with Nanosphere, Inc. The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products. The products may include FDA-regulated diagnostics devices, unlike the other current licensees. Pursuant to the license agreement, Nanosphere paid the Company a nonrefundable first-year fee of $150,000 plus a $15,000 technology transfer fee. On each anniversary of the agreement date, Nanosphere will pay to the Company the amounts of $350,000 in 2011; $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life. Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, all of the amounts due from Nanosphere have been recognized as OptiChem® revenue during the fiscal year ended July 31, 2010. During the fiscal years ended July 31, 2011 and 2010, total revenues from Nanosphere were $0 and $1,842,596, respectively or 0% and 82.05% of total revenues.

Note 6. Employee Stock Based Compensation

On October 31, 2011, there were Common Stock options outstanding at prices ranging from $0.73 to $4.50 with expiration dates between October 3, 2011 and December 11, 2017. For the three months ended October 31, 2011 and 2010, stock options exercisable into 985,000 and 1,010,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended October 31, 2011 and 2010, the Company accounted for the compensation cost related to awards of stock options and other equity-based instruments to its employees, directors and consultants based on the fair value of the instrument on the grant date, and recognized this cost over the requisite service period. During the quarter ended October 31, 2011, the Company issued 2-year options to purchase at total of 235,000 common shares at $2.69 per share.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended October 31, 2011 and 2010: no dividend yield; risk free interest rate of 1.00% to 4.5%; expected life of 3-10 years; and expected volatility of 44% to 119%. The weighted average remaining contractual life of options outstanding at October 31, 2011 and 2010 was 2.67 and 4.40 years, respectively.

As of October 31, 2011, there was no unrecognized share-based compensation cost related to unvested stock options.. For the three-month period ended October 31, 2011 and 2010 the Company recognized $272,529 and $8,654, respectively in stock based compensation costs related to the issuance of stock options to employees.

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

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled "Risk Factors" are in its Form 10-K for the fiscal year ended July 31, 2011, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

The BACcel™ system applies our proprietary technology to eliminate time-consuming bacterial culturing, thus eliminating the major source of delay with current testing methods. Proprietary technologies include our patented analytical methods, and our patented OptiChem® surface coatings. The BACcel™ system includes a fixed instrument and proprietary single-use (disposable) test cassettes. Each cassette tests a single patient specimen and then must be discarded.

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

Based on data obtained during development, Management believes that the BACcel™ system will identify the organisms present in a patient's specimen and count the number of organisms of each type in less than 2 hours after receiving a specimen. Management believes that the BACcel™ system will then additionally report major categories of antibiotic resistance mechanism present for each type of organism within a total of 4-6 hours after receiving a specimen. The clinical purpose is to narrow the drug choices available for initial therapy by rapidly reporting presumptive identification and major resistance types, thus ruling out antibiotic classes that are most likely to fail.

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

During the quarter ended October 31, 2011, the Company applied the latest prototype version of the automated BACcel™ system to define technical specifications needed for produce design and market launch in international clinical markets and research markets in the US.

Preliminary analysis of data in a prospective pilot clinical study at Denver Health revealed positive results that the principle investigators presented in May 2011 at a major medical congress. This study continues under Institutional Review Board authorization and patient informed consent. In it, the investigators examine a series of new respiratory specimens acquired from ICU patients started on mechanical ventilation. They compare results from BACcel™ rapid analysis with those standard cultures performed on portions of the same specimens. The study's purpose is to assess BACcel™ analytical accuracy and speed when used as intended for an important medical application. The study also has an objective to assess whether repeated monitoring, pre-symptomatic, and rapid analysis affects treatment decisions if a patient begins to exhibit symptoms of infection. Accelr8 also began to expand the diagnostic scope of the BACcel™ system with studies on additional specimen types and medical indications. In particular, the company began studies for rapid analysis of positive blood cultures. Feasibility studies showed that the BACcel™ system has the potential to reduce the typical 3-4 day turnaround time for cultures to second-day results. In addition, the company demonstrated feasibility for an innovative specimen preparation method that can reduce specimen handling time from 45 minutes to 10 minutes. The new BAC-Xtrax™ technology can be fully automated and integrated into the BACcel™ system for full “specimen-to-answer” performance. The BAC-Xtrax™ technology could also enable a stand-alone product for hospital and research labs.

On June 14, 2010 the Company entered into an Evaluation Agreement and Letter of Intent with Novartis for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology. The agreement includes a first right of refusal option for the diagnostics company to license the BACcel™ technology and commercialize clinical diagnostics instruments using Accelr8’s technology. Under the agreement, Accelr8 received initial payments of $220,000 during the fiscal year ended July 31, 2010 and will continue to receive monthly funding until completion of data evaluation. Since the initial agreement, there were three amendments to the Letter of Intent extending the evaluation period to September 30, 2011. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property. The Company intends to continue to seek a long term strategic partner to assist in developing, manufacture and taking the BACcel™ system to market.

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

Changes in Results of Operations: Three months ended October 31, 2011 compared to three months ended October 31, 2010

During the three months ended October 31, 2011, OptiChem® royalty revenues were $12,008 as compared to $11,883 during the three month period ended October 31, 2010, an increase of $125, or 1.05%. The increase was a result of licensing of OptiChem® technology to Nanosphere, one of Schott’s principal customers for the Optichem technology and the resulting reduction in royalty income from Schott.

Technical development fees during the three-month period ended October 31, 2011 were $140,000 as compared to $210,000 during the three-month period ended October 31, 2010, a decrease of 70,000 or 33.33%. The technical development fees during the fiscal year ended July 31, 2011 and 2010 were the result of the development agreement with Novartis that began in June of 2010 and that ended during the three months ended October 30, 2011.

During the period ended October 31, 2010, we applied for and were notified of acceptance for the Qualified Therapeutic Discovery Grant. Our original submission disclosed eligible expenditures subject to the grant which were certified in the amount of $488,958. The grant awarded 50% of the certified expenditures and grant funds totaling $244,479 have been recorded as income. Grant income was not earned during the three months ended October 31, 2011.

Research and development expenses for the three months ended October 31, 2011 were $104,162 as compared to $111,050 during the three months ended October 31, 2010, a decrease of $6,888 or 6.2%. The decrease was primarily the result of decreases in lab supplies, consulting, and clinical trial expenditures of approximately $15,000 with increases of approximately $7100 in salaries and vacation accruals.

During the three months ended October 31, 2011, general and administrative expenses were $458,983 as compared to $235,567 during the three-month period ended October 31, 2010, an increase of $223,416 or 94.8%. The increase was primarily the result of stock based compensation charges of $272,529.

The increase in amortization was negligible for the three months ended October 31, 2011 as compared to the three-month period ended October 31, 2010.

Marketing and sales expenses for the three months ended October 31, 2011 were $4,170 as compared to $5,993 during the three months ended October 31, 2010. The decrease was primarily due to travel related costs in connection with industry conferences and visiting technological development partners.

Depreciation for the three months ended October 31, 2011 was $515 as compared to $599 during the three months ended October 31, 2010, a decrease of $84 or 14%. The decreased depreciation was the result of the increased age of assets.

As a result of the above factors, loss from operations for the three months ended October 31, 2011 was $429,909 as compared to income of $49,974 during the three months ended October 31, 2010, a decrease in income of $479,883.

Interest and dividend income during the three months ended October 31, 2011 was $4,003 as compared to $3,447 during the three months ended October 31, 2010 an increase of $556 or 16.1%. Interest income increased as a result of the recognition of interest imputed related to our long term accounts receivable.

Unrealized holding gain/(loss) on investments held in the deferred compensation trust for the three months ended October 31, 2011 was $4,368 as compared to a gain of $13,829 for the three months ended October 31, 2010, a decrease of $18,197 or 131.5%. The change was a result of decreased value of the underlying securities and general market conditions.

As a result of these factors, net loss for the three months ended October 31, 2011 was $430,274 as compared to net income of $67,250 during the three months ended October 31, 2010, a decrease in income of $497,524.

Capital Resources and Liquidity

During the three months ended October 31, 2011, we did not generate positive cash flows from operating activities.

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

At October 31, 2011, as compared to July 31, 2011, cash and cash equivalents decreased by $190,871 from $775,856 to $584,985, or approximately 24.6% and the Company's working capital increased $364,351 or 44.2% from $824,344 to $1,118,695. During the same period, shareholders' equity decreased from $4,815,476 to $4,657,730 as a result of our net loss during the three months ended October 31, 2011.

The net cash used in operating activities was $99,670 during the three months ended October 31, 2011 compared to net cash used in operating activities of $42,040 during the three months ended October 31, 2010. The principal elements that gave rise to the increase in net cash used in operating activities were primarily the result of decreased revenues from technical development fees of $70,000 and the fact that the Company received grant funds during the three months ended October 31, 2010 and it did not receive during the three months ended October 31, 2011.

Cash used by investing activities during the three months ended October 31, 2011 was $190,871. The cash used by investing activities was the result additional patent expenditures.

Management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the next twelve months given the new licensing and deferred revenue agreement with SCHOTT totaling $150,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, Mr. Geimer concluded that as of October 31, 2011, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2011.

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

Dated: December 14, 2011	ACCELR8 TECHNOLOGY CORPORATION

s/ Thomas V. Geimer
Thomas V. Geimer, Secretary,
Chief Executive Officer and
Chief Financial Officer

/s/ Bruce H. McDonald
Bruce H. McDonald, Principal
Accounting Officer