Form 10-Q
period 2012-01-31
ACCELR8 TECHNOLOGY CORP
filed 2012-03-15
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Yes ___   No X

As of January 31, 2012, there were 11,103,366 shares of common stock outstanding.

	INDEX
		Page
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets January 31, 2012 (unaudited) and July 31, 2011	3
	Condensed Statements of Operations for the three and six months ended January 31, 2012 and 2011 (unaudited)	4
	Condensed Statements of Cash Flows for the six months ended January 31, 2012 and 2011 (unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25-30
CERTIFICATION OF OFFICERS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Accelr8 Technology Corporation

Condensed Balance Sheets

ASSETS

	January 31, 2012	July 31, 2011
	(Unaudited)

Current assets:
Cash and cash equivalents	$513,027	$775,856
Trade Accounts receivable	595,915	596,128
Inventory	30,278	30,278
Prepaid expenses and other current assets	41,071	20,577
Total current assets	1,180,291	1,422,839

Long Term Accounts Receivable, Net of current portion	745,440	745,440

Property and equipment, net	2,497	3,528

Investments, net	1,394,471	1,304,522

Intellectual property, net (Note 4)	2,690,689	2,788,009

Total assets	$6,013,388	$6,264,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,331	$34,961
Accrued compensation and other liabilities	32,758	24,582
Deferred revenue	96,948	9,797
Total current liabilities	231,037	69,340

Long-term liabilities:
Deferred compensation	1,431,971	1,379,522
Total liabilities	1,663,008	1,448,862

Commitments and Contingencies

Shareholders’ equity
Common Stock, no par value; 19,000,000 shares authorized; 10,757,317 (2012) and 10,226,210 (2011) shares issued and outstanding	14,333,258	14,333,258
Contributed capital	1,535,222	1,246,864
Accumulated (deficit)	(11,244,500)	(10,491,046)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders’ equity	4,350,380	4,815,476

Total liabilities and shareholders’ equity	$6,013,388	$6,264,338

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation
Condensed Statements of Operations
For the Three and Six Months ended January 31, 2012 and 2011
(Unaudited)

	3 Months Ended January 31		6 Months Ended January 31
	2012	2011	2012	2011

Revenues:
OptiChem® revenues	$8,328	$3,160	$20,336	$15,042
Technical development fees	0	310,408	140,000	520,408
Product Licensing Fees	0	0	50,000	0
Qualified Therapeutic Discovery Grant	0	0	0	244,479
Total Revenues	8,328	313,568	210,336	779,929

Costs and expenses:
Research and development	88,878	107,111	193,040	218,162
General and administrative	198,263	189,772	657,246	425,337
Amortization	64,261	63,217	128,348	126,396
Marketing and sales	46	500	4,216	6,493
Depreciation	515	599	1,030	1,198
Total costs and expenses	351,963	361,199	983,880	777,586

Income (Loss) from operations	(343,635)	(47,631)	(773,544)	2,343

Other income:
Interest and dividend income	3,834	3,957	7,837	7,404
Unrealized gain (loss) on investments	15,612	17,314	11,244	31,143
Gain on sale of equipment	1,000	0	1,000	0
Total other income	20,446	21,271	20,081	38,547

Net Income (loss)	$(323,189)	$(26,360)	$(753,463)	$40,890

Net loss per share:
Basic and diluted net loss per share	$(.03)	$(.00)	$(.07)	$.00

Weighted average shares outstanding	11,103,367	10,757,317	11,103,367	10,757,317

See Accompanying Notes to Financial Statements

Condensed Statements of Cash Flows
For the Six Months Ended January 31, 2012 and 2011
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net Income (loss)	$(753,463)	$40,890
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,030	1,198
Amortization	128,348	126,396
Fair value of stock options granted for services	288,358	12,132
Unrealized holding (gain) loss on investments	(11,244)	(31,143)
Reinvested earnings – interest and dividends	(3,704)	(2,844)
(Increase) decrease in assets:
Accounts receivable	213	(5,303)
Inventory	0	(300)
Prepaid expense and other	(20,494)	(18,052)
Increase (decrease) in liabilities:
Accounts payable	66,380	43,543
Accrued liabilities	8,176	3,901
Deferred revenue	87,151	(4,077)
Deferred compensation	52,448	71,488
Net cash provided(used in) operating activities	(156,801)	237,829

Cash flows from investing activities:
Purchases of equipment and patents	(31,028)	(20,835)
Contribution to deferred compensation trust	(75,000)	(75,000)
Net cash used in investing activities	(106,028)	(95,835)

Increase (Decrease) in cash and cash equivalents	(262,829)	141,994

Beginning balance	775,856	283,273
Ending balance	$513,027	$425,267

ee Accompanying Notes to Financial Statements

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and six months ended January 31, 2012 may not be indicative of the results of operations for the year ended July 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, and notes receivable, including receivables from major customers. The company places its cash equivalents with a high credit quality financial institution. The company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At January 31, 2012 and 2011, the Company’s uninsured cash balance was $0. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximate fair value at January 31, 2012 and July 31, 2011. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

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

Note 3. Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e. comparison of the fair value of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or for nonpublic entities, that have not been made available for issuance. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations, cash flow and the annual goodwill impairment test.

Note 4. Intellectual Property

Intellectual property consisted of the following:

January 31, 2012	July 31, 2011

OptiChem® Technologies	$4,454,538	$4,454,538
Patents	635,820	604,792
Trademarks	49,018	49,018
Total intellectual property	5,139,376	5,108,348
Accumulated amortization	(2,448,687)	(2,320,339)
Net intellectual property	$2,690,689	$2,788,009

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $128,348 and $126,396, respectively, for the six months ended January 31, 2012 and 2011.

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

Note 5. Research and Option Agreement and License and Supply Agreements

The Company originally signed a licensing agreement for microarraying slides using OptiChem® coatings with Schott Jenear Glas GmbH (“SCHOTT”) on November 4, 2004. Since this time, SCHOTT and the Company have extended this license. On August 15, 2011 Schott Technical Glass Solutions GmbH (Jena, Germany) renewed and expanded its licenses for OptiChem® microarray slide products, designated as Schott Nexterion Slide H and Slide HS. The terms remain substantially the same as in previous agreements, with the expansion to include microarray slide products intended for use in medical diagnostic devices. Previous agreements excluded medical applications. This expansion makes SCHOTT the second company that intends to use OptiChem® coatings on medical devices with the other company being Nanosphere.

The new agreement extends the non-exclusive license through November 24, 2014. SCHOTT paid the Company $150,000, with $50,000 being a one time license fee and $100,000 being nonrefundable prepaid royalties. Royalties consist of 5% of SHOTT’S net product sales. For medical applications, SHOTT agrees to refer individual customers directly toAccelr8 for licensing if annual purchases by a customer exceed 20,000 units.

On October 5, 2007, the Company additionally entered into an exclusive seven year license with NanoString Technologies, Inc. (“NanoString”). The license grants NanoString the right to apply OptiChem® coatings to NanoString’s proprietary molecular detection products.

On June 14, 2010 the Company entered into an Evaluation Agreement and Letter of Intent with Novartis Vaccines and Diagnostics, Inc. (“Novartis”) for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology. Under the agreement, Accelr8 received initial payments of $220,000 during the fiscal year ended July 31, 2010 and continued to receive monthly funding during the period of data evaluation. Since the initial agreement, there were three amendments to the Letter of Intent extending the evaluation period to September 30, 2011. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property. During the six months ended January 31, 2012 and 2011, total revenues from Novartis were $140,000 and $520,408 respectively.

On July 9, 2010, the Company entered into a non-exclusive patent-life OptiChem® license with Nanosphere, Inc. The license grants to Nanosphere the right to apply OptiChem® coatings to Nanosphere’s proprietary analytical products. The products may include FDA-regulated diagnostics devices, unlike other current licensees. Pursuant to the license agreement, Nanosphere paid the Company a nonrefundable first-year fee of $150,000 plus a $15,000 technology transfer fee. On each anniversary of the agreement date, Nanosphere will pay to the Company the amounts of $350,000 in 2011, $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life. Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, all of the amounts due from Nanosphere have been recognized as OptiChem® revenue during the fiscal year ended July 31, 2010. During the fiscal years ended July 31, 2011 and 2010, total revenues from Nanosphere were $0 and $1,842,596, respectively or 0% and 82.05% of total revenues.

Note 6. Employee Stock Based Compensation

On January 31, 2012, there were Common Stock options outstanding at prices ranging from $0.73 to $4.50 with expiration dates between November 3, 2011 and December 17, 2019. For the three months ended January 31, 2012 and 2011, stock options exercisable into 985,000 and 1,010,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the six month periods ended January 31, 2012 and 2011, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended January 31, 2012 and 2011: no dividend yield; risk free interest rate of 1.0% to 5.00%; expected life of 2-10 years; and expected volatility of 44% to 119%. The weighted average remaining contractual life of options outstanding at January 31, 2012 and 2011 was 2.67 and 4.40 years, respectively.

As of January 31, 2012, there was no unrecognized share-based compensation cost related to unvested stock options. For the three months and six months ended January 31, 2012, the Company recognized $15,829 and $288,358, respectively in stock based compensation costs related to the issuance of stock options to employees and directors.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel™ system, the Company will obtain sufficient capital to continue operations and to complete the development of the BACcel™ system, the Company will enter into an agreement with a long term strategic partner to assist in developing, manufacture and taking the BACcel™ system to market, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled "Risk Factors" in its 10-K for the year ended July 31, 2011, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

During the 6 month period ended January 31, 2012, the Company applied the latest prototype version of the automated BACcel(tm) system to define technical specifications needed for product design and market launch in international clinical markets and research markets in the US.

Preliminary analysis of data in a prospective pilot clinical study at Denver Health revealed positive results that the principle investigators presented in May 2011 at a major medical congress. This study continues under Institutional Review Board authorization and patient informed consent. In it, the investigators examine a series of new respiratory specimens acquired from ICU patients started on mechanical ventilation. They compare results from BACcel™ rapid analysis with those standard cultures performed on portions of the same specimens. The study’s purpose is to assess BACcel™ analytical accuracy and speed when used as intended for an important medical application. The study also has an objective to assess whether repeated monitoring, pre-symptomatic, and rapid analysis affects treatment decisions if a patient begins to exhibit symptoms of infection.

Accelr8 also began to expand the diagnostic scope of the BACcel™ system with studies on additional specimen types and medical indications. In particular, the Company began studies for rapid analysis of positive blood cultures. Feasibility studies showed that the BACcel™ system has the potential to reduce the typical 3-4 day turnaround time for cultures to second-day results.

In addition, the Company demonstrated feasibility for an innovative specimen preparation method that can reduce specimen handling time from 45 minutes to 10 minutes. The new BAC-Xtrax™ technology can be fully automated and integrated into the BACcel™ system for full “specimen-to-answer” performance. The BAC-Xtrax™ technology could also enable a stand-alone product for hospital and research labs and integrate into other analytical platforms.

On June 14, 2010 the Company entered into an Evaluation Agreement and Letter of Intent with Novartis for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology. Under the agreement, Accelr8 received initial payments of $220,000 during the fiscal year ended July 31, 2010 and continued to receive monthly funding during the period of data evaluation. Since the initial agreement, there were three amendments to the Letter of Intent extending the evaluation period to September 30, 2011. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property. The Company now continues to seek a long term strategic partner to assist in developing, manufacturing and marketing the BACcel™ system.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350). ASU No. 2011-08 redefines the approach to goodwill impairment testing by providing companies with the option to qualitatively evaluate the likelihood of impairment before proceeding to Step 1 of the impairment test (i.e. comparison of the fair value of a reporting unit to its carrying value). The amendment also provides more guidance on the types of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued, or for nonpublic entities, that have not been made available for issuance. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations, cash flow and the annual goodwill impairment test.

Changes in Results of Operations: Three months ended January 31, 2012 compared to Three months ended January 31, 2011.

During the three months ended January 31, 2012, OptiChem(R) revenues were $8,328 as compared to $3,160 during the three month period ended January 31, 2011, an increase of $5,168 or 263.5%. The increase was due to the increased royalties earned from sales of slides H and HS sold by Schott.

Technical development fees during the three-month period ended January 31, 2012 were $0 as compared to $310,408 during the three-month period ended January 31, 2011, a decrease of $310,408 or 100%. The decrease in technical development fees were the result of the Evaluation Agreement and the Letter of Intent, each as amended, with Novartis which expired on September 30, 2011.

Research and development expenses for the three months ended January 31, 2012 were $88,878 as compared to $107,111 during the three months ended January 31, 2011, a decrease of $18,233 or 17.02%. This decrease was primarily due to decreased laboratory supplies and a reduction in wages of $9,380 for lab personnel.

During the three months ended January 31, 2012 general and administrative expenses were $198,263 as compared to $189,772 during the three months ended January 31, 2011, an increase of $8,491 or 4.47%. The increase was primarily due to an increase in shareholder expenses and stock based compensation costs.

The increase in amortization was negligible for the three months ended January 31, 2012 as compared to the three month period ended January 31, 2011.

Marketing and sales expenses for the three months ended January 31, 2012 were $46 as compared to $500 during the three months ended January 31, 2011, a decrease of $454. Marketing related charges consist of costs incurred to attend business meetings.

Depreciation for the three months ended January 31, 2012 was $515 as compared to $599 during the three months ended January 31, 2011, a decrease of $84 or 14.02%. The decreased depreciation was the result of assets becoming fully depreciated, coupled with no new purchases of on-site lab equipment during the quarter ended January 31, 2012.

As a result of the above factors, loss from operations for the three months ended January 31, 2012 was $343,635 as compared to a loss of $47,631 during the three months ended January 31, 2011, an increased loss of $296,004 or 721.45%.

Interest and dividend income during the three months ended January 31, 2012 was $3,834 as compared to $3,957 during the three months ended January 31, 2011, a decrease of $123 or 3.11%. Interest income decreased primarily as a result of the interest that accrued on the Company’s long term receivable.

Gain on the sale of equipment was the result of the sale of certain laboratory equipment for $1,000 during the three months ended January 31, 2012 that was no present during the three months ended January 31, 2011.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended January 31, 2012 was $15,612 as compared to an unrealized gain of $17 314 during the three months ended January 31, 2011, a decrease of $1,702 or 9.83%. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the three months ended January 31, 2012 was $323,189 as compared to $26,360 during the three months ended January 31, 2011, an increased loss of $ 296,829 or 1226.06%.

Changes in Results of Operations: Six months ended January 31, 2012 compared to six months ended January 31, 2011.

During the six months ended January 31, 2012, OptiChem(R) revenues were $20,336 as compared to $15 042 during the six month period ended January 31, 2011, an increase of $5,294 or 35.19%. The increase was due to the increased royalties earned from sales of slides H and HS sold by Schott. Of the $20,336 of OptiChem® revenues, $12,849 was applied toward deferred revenue from pre-paid royalties.

Technical development fees during the six-months ended January 31, 2012 were $140,000 as compared to $520,408 during the six-months ended January 31, 2011, a decrease of $380,408. The technical development fees were the result of the Evaluation Agreement and the Letter of Intent, each as amended, with Novartis which expired on September 30, 2011.

During the six months ended January 31, 2011, the Company received a grant in the amount of $244,479 as part of a new Internal Revenue Code 48D program created by the Patient Protection and Affordable Care Act. No such grants were obtained during the six months ended January 31, 2012.

Research and development expenses for the six months ended January 31, 2012 were $193,040 as compared to $218,162 during the six months ended January 31, 2011, a decrease of $25,122 or 11.51%. This decrease was primarily the result of a reduction in laboratory wages and laboratory supplies and other research and development costs associated with the Novartis evaluation agreement.

During the six months ended January 31, 2012, general and administrative expenses were $657,246 as compared to $425,337 during the six month period ended January 31, 2012, an increase of $231,909 or 54.5%. The increase was primarily due to stock based compensation costs associated with the annual audit and annual shareholders meeting.

Marketing and sales expenses for the six months ended January 31, 2012 were $4,216 as compared to $6,493 during the six months ended January 31, 2011, a decrease of $2,277 or 35.06%. The decreased marketing and sales expenses were primarily due to lower travel related costs in connection with industry conferences and visiting Novartis, our technological development partner through September 30, 2011.

Depreciation for the six months ended January 31, 2012 was $1,030 as compared to $1,198 during the six months ended January 31, 2011, a decrease of $168 or 14.02%. The decreased depreciation was the result of some assets becoming fully depreciated, coupled with no new purchases of lab equipment during the six months ended January 31, 2012.

As a result of the above factors, loss from operations for the six months ended January 31, 2012 was $773,544 as compared to a gain of $2,343 during the six months ended January 31, 2011.

Investment and dividend income during the six months ended January 31, 2012 was $7,837 as compared to $7,404 during the six months ended January 31, 2011 an increase of $433 or 5.84%. Interest income increased as a result of the accretion related to a long term receivable.

Gain on the sale of equipment was the result of the sale of certain laboratory equipment for $1,000 during the six months ended January 31, 2012 that was no present during the six months ended January 31, 2011.

An unrealized holding gain on investments held in the deferred compensation trust for the six months ended January 31, 2012 was a gain of $11,244 as compared to a gain of $31,143 for the six months ended January 31, 2011, a decreased gain of $19,899 or 63.89%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust.

As a result of these factors, net loss for the six months ended January 31, 2012 was $753,463 as compared to a gain of $40,890 during the six months ended January 31, 2011.

Capital Resources and Liquidity

During the six months ended January 31, 2012 we did not generate positive cash flows from operating activities.

At January 31, 2012, as compared to July 31, 2011, cash and cash equivalents decreased by $262,829 from $775,856 to $513,027, or approximately 33.87% and the Company's working capital decreased $404,245 or 29.87% from $1,353,499 to $949,254. During the same period, shareholders' equity decreased from $4,815,476 to $4,350,380.

The net cash used in operating activities was $156,801 during the six months ended January 31, 2012 compared to cash provided by operating activities of $237,829 during the six months ended January 31, 2011. The principal element that gave rise to the decrease of cash used in operating activities was the net loss of $753,463 adjusted by items not currently requiring the use of cash such as depreciation, amortization, stock based compensation totaling $417,736 and other changes in accruals totaling $178,926.

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

Our working capital requirements are expected to increase in line with the growth of our business. We have no lines of credit or other bank or off balance sheet financing arrangements. We believe that the plan of operations for the next twelve months will require additional capital of approximately $600,000. Management believes that current cash balances plus cash flow from operations will not be sufficient to fund our capital and liquidity needs for the next twelve months and we will be required to obtain additional capital through the issuance of debt or equity securities or other means to execute our plans. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, Mr. Geimer concluded that as of January 31, 2012, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended January 31, 2012.

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

ACCELR8 TECHNLOGY CORPORATION
Dated:

March 15, 2012	/s/ Thomas V. Geimer
Thomas V. Geimer, Secretary,
Chief Executive Officer and
Chief Financial Officer

March 15, 2012	/s/ Bruce H. McDonald
Bruce H. McDonald, Principal
Accounting Officer