Form 10-Q
period 2012-04-30
ACCELR8 TECHNOLOGY CORP
filed 2012-06-13
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No X

As of April 30, 2012 there were 11,103,367 shares of common stock outstanding.

Accelr8 Technology Corporation	1

	INDEX
		Page
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets April 30, 2012 (unaudited) and July 31, 2011	3
	Condensed Statements of Operations for the three and nine months ended April 30, 2012 and 2011 (unaudited)	4
	Condensed Statements of Cash Flows for the nine months ended April 30, 2012 and 2011 (unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25-30
CERTIFICATION OF OFFICERS

Accelr8 Technology Corporation	2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Accelr8 Technology Corporation
Condensed Balance Sheets
ASSETS

	April 30, 2012 (Unaudited)	July 31, 2011
Current assets:
Cash and cash equivalents	$212,995	$775,856
Trade Accounts receivable	600,000	596,128
Inventory	30,278	30,278
Prepaid expenses and other current assets	24,781	20,577
Total current assets	868,054	1,422,839
Long Term Accounts Receivable, Net of current portion	743,396	745,440
Property and equipment, net	1,982	3,528

Investments, net	1,414,259	1,304,522

Intellectual property, net (Note 3)	2,651,360	2,788,009

Total assets	$5,679,051	$6,264,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,981	$34,961
Accrued compensation and other liabilities	43,854	24,582
Deferred revenue	93,454	9,797
Total current liabilities	187,289	69,340

Long-term liabilities:
Deferred compensation	1,470,508	1,379,522
Total liabilities	1,657,797	1,448,862

Commitments and Contingencies

Shareholders’ equity
Common Stock, no par value; 19,000,000 shares authorized; 11,103,367 (2012) and 11,103,367 (2011) shares issued and outstanding	14,333,258	14,333,258
Contributed capital	1,594,478	1,246,864
Accumulated (deficit)	(11,632,892)	(10,491,046)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders’ equity	4,021,254	4,815,476

Total liabilities and shareholders’ equity	$5,679,051	$6,264,338

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	3

Accelr8 Technology Corporation
Condensed Statements of Operations
For the Three and Nine Months ended April 30, 2012 and 2011
(Unaudited)

	3 Months Ended April 30		9 Months Ended April 30
	2012	2011	2012	2011
Revenues:
OptiChem® revenues	$13,207	$25,772	$33,543	$40,813
Technical development fees	0	214,500	140,000	734,908
Qualified Therapeutic Discovery Grant	0	0	0	244,479
License Fee	0	0	50,000	0
Total Revenues	13,207	240,272	223,543	1,020,200

Costs and expenses:
Research and development	109,860	126,918	302,900	345,602
General and administrative	248,207	181,881	905,453	606,693
Amortization	64,497	63,463	192,845	189,860
Marketing and sales	344	1,246	4,560	7,739
Depreciation	516	599	1,546	1,797
Total costs and expenses	423,424	374,107	1,407,304	1,151,691

(Loss) from operations	(410,217)	(133,835)	(1,183,761)	(131,491)

Other income:
Interest and dividend income	4,061	4,077	11,898	11,481
Unrealized gain on investments	17,773	5,764	29,017	36,907
Gain on the sale of assets	0	0	1,000	0
Total other income	21,834	9,841	41,915	48,388

Net (Loss)	$(388,383)	$(123,994)	$(1,141,846)	$(83,103)

Net loss per share:
Basic and diluted net loss per share	$(.03)	$(.01)	$(.10)	$(.01)

Weighted average shares outstanding	11,103,367	10,704,785	11,103,367	10,704,785

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	4

Accelr8 Technology Corporation
Condensed Statements of Cash Flows
For the Nine Months Ended April 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net Income (loss)	$(1,141,846)	$(83,103)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,546	1,797
Amortization	192,845	189,860
Fair value of stock options granted for services	347,614	18,677
Unrealized holding (gain) loss on investments	(29,017)	(36,907)
Reinvested earnings – interest and dividends	(5,719)	(4,383)
(Increase) decrease in assets:
Accounts receivable	(1,828)	(18,642)
Inventory	0	2,072
Prepaid expense and other	(4,204)	(12,770)
Increase (decrease) in liabilities:
Accounts payable	15,030	62,651
Accrued liabilities	19,271	14,489
Deferred revenue	83,657	(20,225)
Deferred compensation	90,986	97,540
Net cash provided (used in) operating activities	(431,665)	211,056

Cash flows from financing activities:
Sale of common stock	0	0

Cash flows from investing activities:
Purchases of equipment and patents	(56,196)	(47,068)
Contribution to deferred compensation trust	(75,000)	(75,000)
Net cash used in investing activities	(131,196)	(122,068)

Increase (Decrease) in cash and cash equivalents	(562,861)	88,988

Beginning balance	775,856	283,273

Ending balance	$212,995	$372,261

See Accompanying Notes to Financial Statements

Accelr8 Technology Corporation	5

ACCELR8 TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2011, included in our annual report on Form 10-K as filed with the SEC on October 27, 2011.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months and nine months ended April 30, 2012 may not be indicative of the results of operations for the year ended July 31, 2012.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, accounts receivable, and notes receivable, including receivables from major customers. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in the excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At April 30, 2012 and 2011, the Company’s uninsured cash balance was $0. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Accelr8 Technology Corporation	6

Estimated Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, investments and other long-term liabilities approximates fair value at April 30, 2012 and July 31, 2011. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximates fair value.

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

Note 3. Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement in the current quarter did not have an effect on the Company’s financial position, results of operations or cash flow.

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

Accelr8 Technology Corporation	7

Note 4. Intellectual Property

Intellectual property consisted of the following:

	April 30, 2012	July 31, 2011

OptiChem® Technologies	$4,454,538	$4,454,538
Patents	660,988	604,792
Trademarks	49,018	49,018
Total intellectual property	5,164,544	5,108,348
Accumulated amortization	(2,513,184)	(2,320,339)
Net intellectual property	$2,651,360	$2,788,009

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem(R) technologies. Amortization expense was $192,845 and $189,860, respectively, for the nine months ended April 30, 2012 and 2011.

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

Accelr8 Technology Corporation	8

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

On June 14, 2010, the Company entered into an Evaluation Agreement and Letter of Intent with Novartis Vaccines and Diagnostics, Inc. (“Novartis”) for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology. Under the agreements with Novartis, Accelr8 received technical development fees of $ 842,408 during the fiscal year ended July 31, 2011 and $140,000 in the quarter ended October 31, 2011. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property. During the nine months ended April 30, 2012 and 2011, total revenues from Novartis were $140,000 and $734,908 respectively.

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

Note 6. Employee Stock Based Compensation

On April 30, 2012, there were Common Stock options outstanding at prices ranging from $0.73 to $4.50 with expiration dates between May 6, 2011 and April 19, 2022. For the nine months ended April 30, 2012 and 2011, stock options exercisable into 985,000 and 1,010,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

Accelr8 Technology Corporation	9

For the nine month periods ended April 30, 2012 and 2011, the Company accounted for stock based compensation to employees and directors under the modified prospective application method. Using this method we apply the standard to new awards, and to awards modified, repurchased, or cancelled. Additionally, compensation costs for the unvested portion of awards are recognized as compensation expense as the requisite service is rendered.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the nine months ended April 30, 2012 and 2011: no dividend yield; risk free interest rate of 2.37% to 5%; expected life of 3-10 years; and expected volatility of 44% to 134%. The weighted average remaining contractual life of options outstanding at April 30, 2012 and 2011 was 2.67 and 4.40 years, respectively.

As of April 30, 2012, and 2011, the total unrecognized share-based compensation cost related to unvested stock options was $0. For the nine month period ended April 30, 2012 and 2011, the Company recognized $59,256 and $347,614, respectively in stock based compensation costs related to the issuance to employees and directors.

Note 7. Securities Purchase Agreement.

On April 20, 2012, the Company entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Investor”) pursuant to which the Company agreed to sell and issue to Investor (1) 14,000,000 shares of the Company’s common stock at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000 (the “Purchase Price”); (2) a warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $1.03 per share; and (3) another warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share, with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”).

Under the terms of the Securities Purchase Agreement, the shares of the Company’s common stock, and the warrants to purchase additional shares of the Company’s common stock, to be issued and purchased in the Investment, and the shares of the Company’s common stock issuable upon exercise of the warrants (collectively, the “Securities”), will be issued in a transaction not involving any public offering and will not be registered under the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the closing of the Investment, the Company will enter into a Registration Rights Agreement with Investor pursuant to which the Investor and certain other parties will be granted certain demand and piggy-back registration rights, including for shelf registrations, with respect to the resale of the securities to be issued in connection with the Investment (the “Securities”).

Accelr8 Technology Corporation	10

The closing of the Investment is subject to certain conditions, including the Company’s receipt of all required approvals from the Company’s stockholders, the NYSE Amex Stock Market and other third parties. In particular, the closing is conditioned upon the Company’s receipt of the requisite stockholder approval to increase the number of authorized shares of the Company’s common stock to cover the Securities (the “Charter Amendment”). Under Section 7-110-103 of the Colorado Business Corporation Act, the Charter Amendment is required to be approved by holders of at least a majority of the shares present in person or by proxy at a meeting of the stockholders at which a quorum is present. In addition, under Section 713 of the NYSE Amex Company Guide, the issuance of the Securities must be approved by holders of at least a majority of the shares present in person or by proxy at a meeting of the stockholders at which a quorum is present.

Under the terms of the Securities Purchase Agreement, the Company is required to promptly file with the Securities and Exchange Commission (the “SEC”) and mail to its stockholders of record a Definitive Proxy Statement on Schedule 14A relating to a special meeting of the Company’s stockholders (the “Special Meeting”), which is scheduled to be held on June 26, 2012 for the purpose of, among other things, approving the Investment and the Charter Amendment as well as certain related matters to be set forth and described in detail in such Definitive Proxy Statement on Schedule 14A.

Certain stockholders of the Company, holding approximately 32% of the Company’s issued and outstanding shares of common stock, have entered into Voting Agreements with Investor pursuant to which they have agreed to vote their shares in favor of the Securities Purchase Agreement, the Investment and the transactions contemplated thereby and certain related matters.

  Pursuant to the Securities Purchase Agreement, the Company is required to pay the Investor a break-up fee equal to two percent of the equity value of the Company if (i) the Investor terminates the Securities Purchase Agreement because the Board (a) changes its recommendation to the shareholders to approve the transactions contemplated by the Securities Purchase Agreement (the “Company Board Recommendation”), (b) refuses to confirm the Company Board Recommendation when a takeover proposal from a person other than the Investor is announced, or (c) does not oppose a takeover proposal from a person other than the Investor, or (ii) the Company terminates the Securities Purchase Agreement because, prior to the Company’s stockholders approving the Securities Purchase Agreement, the Board authorizes the Company to enter into a alternative transaction that is superior to the Securities Purchase Agreement.

Accelr8 Technology Corporation	11

Additionally, pursuant to the Securities Purchase Agreement, the Company is required to pay the Investor a break-up fee equal to two percent of the equity value of the Company if (i) the Investor terminates the Securities Purchase Agreement because the Company breaches any representation, warrant or covenant and the stockholders did not approve the Securities Purchase Agreement at the Stockholders Meeting or (ii) the Company or Investor terminates the Securities Purchase Agreement (A) because the Securities Purchase Agreement did not close by July 2, 2012, as may be extended pursuant to the terms of the Securities Purchase Agreement, and the Company’s stockholders did not approve the Securities Purchase Agreement or (B) because the Company’s stockholders did not approve the Securities Purchase Agreement at the Special Meeting, provided that prior to such terminations described in clauses (i) and (ii) of this paragraph, a takeover proposal from a person other than the Investor has been publicly disclosed or communicated to the Company or Board and not withdrawn and within 12 months following the termination of the Securities Purchase Agreement the Company enters into a definitive agreement with respect to such takeover proposal.

The payment of the foregoing break-up fees is subject to certain exceptions set forth in the Securities Purchase Agreement.

In addition to the termination rights described above, the Securities Purchase Agreement provides for certain other termination rights in favor of the Company and Investor.

In connection with the Securities Purchase Agreement, the current members of the Board, other than Thomas Geimer, intend to resign and the Board proposes to appoint Jack Schuler, John Patience, and Lawrence Mehren, to the Board, effective as of the closing of the Investment. Also in connection with the Securities Purchase Agreement, the officers of the Company will resign, including Thomas Geimer and Lawrence Mehren will be appointed Chief Executive Officer, effective as of the closing of the Investment.

Note 8. Subsequent Event.

On May 15, 2012, the Company and Denver Health received notice that the Defense Medical Research and Development Program (DMRDP) recommended $2 million funding of a proposed 35-month project submitted jointly by Denver Health and Accelr8. The DMRDP solicited proposals to “advance state-of-the-art solutions for world-class medical care.”

The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award (MID-ARA) program for rapid detection of serious antibiotic-resistant infections.

The project will apply the Company’s BACcel™ same-shift rapid diagnostic system to wound infections and other serious infections secondary to trauma. The intended scope encompasses the full range from battlefield injuries at Level III field hospitals through post-rehabilitation care, and medical care for veterans and their dependents. The MID-ARA program’s purpose is “… to accelerate the transition of medical technologies into deployed products; and to accelerate the translation of advances in knowledge into new standards of care in multiple military-relevant areas.”

Accelr8 Technology Corporation	12

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

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled "Risk Factors" are in its 10-K for the year ended July 31, 2011, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Accelr8 Technology Corporation	13

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

Accelr8 Technology Corporation	14

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

During the nine months ended April 30, 2012 the Company applied the latest prototype version of the automated BACcel(tm) system to define technical specifications needed for product design and market launch in international clinical markets and research markets in the US.

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

The Company received notice of abstract acceptance to make two technical presentations at the annual General Meeting of the American Society for Microbiology on June 17, 2012. One of the presentations, co-authored with investigators at Denver Health, will disclose rapid analysis in positive blood cultures of a complex, major type of antibiotic resistance known as "extended-spectrum beta-lactamase" or "ESBL." This resistance phenotype has proven problematic in hospital laboratories and is continually increasing in prevalence. The second presentation will describe performance of the BAC-Xtrax™ rapid specimen preparation method that Accelr8 has now demonstrated in its automated laboratory prototype. The BAC-Xtrax™ preparation method is the subject of a new patent filed during the 9-month period.

On June 14, 2010, the Company entered into an Evaluation Agreement and Letter of Intent with Novartis for a technical evaluation project with the Company’s BACcel™ rapid diagnostic technology. . Under the agreements with Novartis, Accelr8 received technical development fees of $ 842,408 during the fiscal year ended July 31, 2011 and $140,000 in the quarter ended October 31, 2011. The evaluation agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property.

Accelr8 Technology Corporation	15

On April 20, 2012, the Company entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Investor”) pursuant to which the Company agreed to sell and issue to Investor (1) 14,000,000 shares of the Company’s common stock at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000 (the “Purchase Price”); (2) a warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $1.03 per share; and (3) another warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share, with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”). See Note 7 to the condensed financial statements, above.

The purpose is to complete the product development and market introduction of the Company’s BACcel™ culture-free, diagnostic system for same-shift identification and antibiotic resistance testing of bacterial and fungal pathogens. Subsequent to shareholder approval and closing, Larry Mehren will become CEO and David Howson will become the Chief Scientific Officer of the Company.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement in the current quarter did not have an effect on the Company’s financial position, results of operations or cash flow.

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

Accelr8 Technology Corporation	16

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

Changes in Results of Operations: three months ended April 30, 2012 compared to three months ended April 30, 2011.

During the three months ended April 30, 2012, OptiChem(R) revenues were $13,207 as compared to $25,772 during the three month period ended April 30, 2011, a decrease of $12,565 or 48.8%. The decrease was due to the decreased royalties earned from sales of slides H and HS sold by Schott .

Technical development fees during the three-month period ended April 30, 2012 were $0 as compared to $214,500 during the three-month period ended April 30, 2011, a decrease of $214,500 or 100%. The decrease in technical development fees were the result of the Evaluation Agreement and the Letter of Intent, each as amended, with Novartis which expired on September 30, 2011.

Research and development expenses for the three months ended April 30, 2012 were $109,860 as compared to $126,918 during the three months ended April 30, 2011, a decrease of $17,058 or 13.4%. This decrease was primarily due to decreased laboratory supplies totaling $23,883.

During the three months ended April 30, 2012, general and administrative expenses were $248,207 as compared to $181,881 during the three months ended April 30, 2011, an increase of $66,326 or 36.7%. The increase was primarily due to an increase in stock based and deferred compensation costs totaling $97,793.

Accelr8 Technology Corporation	17

The increase in amortization was negligible for the three months ended April 30, 2012 as compared to the three month period ended April 30, 2011.

Marketing and sales expenses for the three months ended April 30, 2012 were $344 as compared to $1,246 during the three months ended April 30, 2011, a decrease of $902. Marketing related charges consist of costs incurred to attend business meetings.

Depreciation for the three months ended April 30, 2012 was $516 as compared to $599 during the three months ended April 30, 2011, a decrease of $83 or 13.86%. The decreased depreciation was the result of assets becoming fully depreciated, coupled with no new purchases of on-site lab equipment during the quarter ended April 30, 2012.

As a result of the above factors, loss from operations for the three months ended April 30, 2012 was $410,217 as compared to a loss of $133,835 during the three months ended April 30, 2011, an increased loss of $276,382 or 206.5%.

Interest and dividend income during the three months ended April 30, 2012 was $4,061 as compared to $4,077 during the three months ended April 30, 2011, a decrease of $16 Interest income decreased primarily as a result of the interest that accrued on the Company’s long term receivable.

An unrealized holding gain on investments held in the deferred compensation trust for the three months ended April 30, 2012 was $17,773 as compared to an unrealized gain of $5,764 during the three months ended April 30, 2011, an increase of $12,009 or 208.3%. The change was a result of market fluctuations in the price of marketable securities held in the deferred compensation trust for employee benefit.

As a result of these factors, net loss for the three months ended April 30, 2012 was $388,383 as compared to $123,994 during the three months ended April 30, 2011, an increased loss of $264,389 or 213.2%.

Changes in Results of Operations: Nine months ended April 30, 2012 compared to nine months ended april 30, 2011.

During the nine months ended April 30, 2012, OptiChem(R) revenues were $33,543 as compared to $40,813 during the nine month period ended April 30, 2011, a decrease of $7,270 or 17.8%. The decrease was due to reduced royalties earned from sales of slides H and HS sold by Schott. Of the $33,543 of OptiChem(R) revenues, $16,343 was applied toward deferred revenue from pre-paid royalties.

Technical development fees during the nine-month period ended April 30, 2012 were $140,000 as compared to $734,908 during the nine-month period ended April 30, 2011, a decrease of $594,908 or 81%. Technical development fees were the result of the Evaluation Agreement and the Letter of Intent, each as amended, with Novartis which expired on September 30, 2011.

Accelr8 Technology Corporation	18

During the nine months ended April 30, 2011, the Company received a grant in the amount of $244,479 as part of a new Internal Revenue Code 48D program created by the Patient Protection and Affordable Care Act. No such grants were obtained during the nine months ended April 30, 2012.

Research and development expenses for the nine months ended April 30, 2012 were $302,900 as compared to $345,602 during the nine months ended April 30, 2011, a decrease of $42,702 or 12.4%. This decrease was primarily the result of a reduction in laboratory wages and laboratory supplies and other research and development costs associated with the Novartis evaluation agreement.

During the nine months ended April 30, 2012, general and administrative expenses were $905,453 as compared to $606,693 during the nine month period ended April 30, 2011, an increase of $298,760 or 49.2%. The increase was primarily due to stock based and deferred compensation costs.

Marketing and sales expenses for the nine months ended April 30, 2012 were $4,560 as compared to $7,739 during the nine months ended April 30, 2011, a decrease of $3,179 or 41.1%. The decreased marketing and sales expenses were primarily due to lower travel related costs in connection with industry conferences and other travel expenses.

Depreciation for the nine months ended April 30, 2012 was $1,546 as compared to $1,797 during the nine months ended April 30, 2011, a decrease of $251 or 13.9%. The decreased depreciation was the result of some assets becoming fully depreciated, coupled with no new purchases of lab equipment during the nine months ended April 30, 2011As a result of the above factors, loss from operations for the nine months ended April 30, 2012 was $1,183,761 as compared to a loss of $131,491 during the nine months ended April 30, 2011, an increase of $1,052,270 or 800.3%.

Investment and dividend income during the nine months ended April 30, 2012 was $11,898 as compared to $11,481 during the nine months ended April 30, 2011 an increase of $417 or 3.6%. Interest income increased primarily as a result of the interest that accrued on the Company’s long term receivable.

Gain on the sale of equipment was the result of the sale of certain laboratory equipment for $1,000 during the nine months ended April 30, 2012 that was not present during the nine months ended April 30, 2011.

An unrealized holding gain on investments held in the deferred compensation trust for the nine months ended April 30, 2012 was a gain of $29,017, as compared to a gain of $36,907 for the nine months ended April 30, 2011, a decreased gain of $7,890 or 21.4%. The change was the result of market fluctuations in the price of marketable securities held in the deferred compensation trust for employee benefit.

As a result of these factors, net loss for the nine months ended April 30, 2012 was $1,141,846 as compared to $83,013 during the nine months ended April 30, 2011.

Accelr8 Technology Corporation	19

Capital Resources and Liquidity

During the nine months ended April 30, 2012 we did not generate positive cash flows from operating activities.

At April 30, 2012, as compared to July 31, 2011, cash and cash equivalents decreased by $562,861 from $775,856 to $212,995, or approximately 72.54% and the Company's working capital decreased $672,734 or 49.7% from $1,353,499 to $680,765. During the same period, shareholders' equity decreased from $4,815,476 to $4,021,254.

The net cash used in operating activities was $431,665 during the nine months ended April 30, 2012 compared to cash provided by operating activities of $211,056 during the nine months ended April 30, 2011. The principal element that gave rise to the decrease of cash used in operating activities was the net loss of $1,141,846 adjusted by items not currently requiring the use of cash such as depreciation, amortization, stock based compensation totaling $507,269 and other changes in accruals totaling $202,912.

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

On April 20, 2012, the Company entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Investor”) pursuant to which the Company agreed to sell and issue to Investor (1) 14,000,000 shares of the Company’s common stock at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000 (the “Purchase Price”); (2) a warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $1.03 per share; and (3) another warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share, with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”). See Note 7 above.

The Company anticipates this Investment will occur on or about June 26, 2012. Subject to the receipt of the Investment, management believes that current cash balances plus cash flow from operations will be sufficient to fund our capital and liquidity needs for the foreseeable future. However, the closing on the Investment is subject to certain conditions to closing that have not yet occurred and there can be no assurance that they will occur. If the Company did not close on the Investment, it would not have sufficient capital to fund its capital and liquidity needs for the next 12 months and we would be required to obtain additional capital through the issuance of debt or equity securities or other means to execute our plans. There can be no assurance that such capital would be available in sufficient amounts or on terms acceptable to us, if at all.

Accelr8 Technology Corporation	20

Any additional issuances of equity or convertible debt securities in the future, including but not limited to the exercise of the warrants issued in connection with the Investment, will result in dilution to our current common stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company's Management, including Thomas V. Geimer, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, Mr. Geimer concluded that as of April 30, 2012, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Mr. Geimer also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended April 30, 2012.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Accelr8 Technology Corporation	21

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

Accelr8 Technology Corporation	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ACCELR8 TECHNOLOGY CORPORATION

June 13, 2012	/s/ Thomas V. Geimer
Thomas V. Geimer, Secretary,
Chief Executive Officer and
Chief Financial Officer

June 13, 2012	/s/ Bruce H. McDonald
Bruce H. McDonald, Principal
Accounting Officer

Accelr8 Technology Corporation	23