Form 10-Q/A
period 2012-04-30
ACCELR8 TECHNOLOGY CORP
filed 2012-06-15
CIK 727207

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

EXPLANATORY NOTE

We are amending this Form 10-Q for the quarter ended April 30, 2012, as originally filed on June 13, 2012 to include a Material Agreement that was omitted from the original filing and to correct a heading included in the Form 10-Q. Except for these amendments, no other changes were made to the Form 10-Q as previously filed.

Accelr8 Technology Corporation	1

	INDEX
		Page
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Balance Sheets April 30, 2012 (unaudited) and July 31, 2011	3
	Condensed Statements of Operations for the three and nine months ended April 30, 2012 and 2011 (unaudited)	4
	Condensed Statements of Cash Flows for the nine months ended April 30, 2012 and 2011 (unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24

SIGNATURES		25-30
CERTIFICATION OF OFFICERS

Accelr8 Technology Corporation	2

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

The foregoing description of the Securities Purchase Agreement is a summary and is qualified in its entirety by the terms of the Securities Purchase Agreement, attached hereto as Exhibit 10.1

Note 8. Subsequent Event.

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1	Securities Purchase Agreement dated April 20, 2012 by and between Accelr8 Technology Corporation and Abeja Ventures, LLC

31.1	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002.

Accelr8 Technology Corporation	22

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	ACCELR8 TECHNOLOGY CORPORATION

June 14, 2012	/s/ Thomas V. Geimer
Thomas V. Geimer, Secretary,
Chief Executive Officer and
Chief Financial Officer

June 14, 2012	/s/ Bruce H. McDonald
Bruce H. McDonald, Principal
Accounting Officer

Accelr8 Technology Corporation	23