Form 10-K
period 2012-07-31
ACCELR8 TECHNOLOGY CORP
filed 2012-10-26
CIK 727207

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended July 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to _________________

Commission file number: 0-11485

ACCELR8 TECHNOLOGY CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Colorado	84-1072256
(State or Other Jurisdiction
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7000 North Broadway, Bldg 3-307
Denver, Colorado	80221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(303) 863-8088

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

 Name of each exchange on which registered: The NYSE AMEX EQUITIES

COMMON STOCK, NO PAR VALUE PER SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes

 ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐   Yes  ☒   No

The aggregate market value of the shares of Common Stock, no par value per share, of the registrant held by non-affiliates on January 31, 2012 was $12,274,828, which was computed based upon the closing price of the Registrant’s Common Stock on that date.

There were 25,231,939 shares of Common Stock of the registrant outstanding as of October 15, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

 Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Accelr8,” “we,” “us” or “our” are references to the combined business of Accelr8 Technology Corporation.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Accelr8 that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  When used in this Form 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding technologies and products we are developing or intend to develop in the future, the ability of such technologies and products to work as intended and bring to market, opportunities for the Company and its technologies, statements regarding competition, the market and industry in which we intend to compete, demand and acceptance of new products, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and actions and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to the factors listed in Item 1A – Risk Factors in this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.

PART I

Item 1. Business

Overview

Accelr8 Technology Corporation is focused on developing and commercializing innovative instrumentation for the rapid identification and antibiotic susceptibility testing of infectious pathogens. The Company’s BACcelTM platform utilizes a proprietary culture-free process with both genomic and phenotypic detection technologies that decrease time to result while maintaining high sensitivity and specificity.

Background

Every six minutes another American dies from a hospital-acquired infection (HAI). The US Centers for Disease Control and Prevention estimates that almost 100,000 HAI fatalities occur annually that are attributable to bacterial infections acquired in a US healthcare facility. HAI occurs when a patient enters the hospital for some reason other than an infectious disease, then contracts infection more than two days after admission. The HAI mortality rate is more than double that from auto accidents, far more than any type of cancer except lung cancer, and more than seven and one-half times that from AIDS. Despite intensive efforts to improve prevention and care, mortality has remained the same for more than ten years.

Yet, in theory, none of these patients should die. An effective antibiotic exists for almost every HAI. Although bacterial strains exist that may resist any particular drug, strains that resist all antibiotics remain rare.

Lab delay is a major culprit leading to the high HAI mortality rate. Medical experts believe that inadequate initial therapy substantially elevates the risk of severe morbidity and mortality in critically ill patients. For critically ill patients, the physician must start adequate antibiotics within 2-4 hours of symptom onset. But lab cultures typically take 2-3 days to identify organisms and assess their antibiotic susceptibility. The physician has no choice but to start therapy without knowing the organism or its drug susceptibility. Most often, the physician must choose a combination of two or three broad-spectrum antibiotics, based on the patient’s history, clinical indicators, and the hospital’s recent history of antibiotic effectiveness in similar infections. Unfortunately, widespread and increasingly complex multiple antibiotic resistance typically causes such “empiric therapy” to prove inadequate in 20% to 40% of cases.

Further, switching to adequate therapy as soon as the next day fails to improve outcomes. Once an infection passes a critical point, antibiotics have little to no impact on its condition.

Popular news media have reported widely about methicillin-resistant Staphylococcus aureus (“MRSA”) as a multi-resistant "superbug." Organizations such as the US Centers for Disease Control and Prevention (“CDC”) and the Infectious Diseases Society of America have also identified other multi-drug resistant organisms as presenting even greater threats. They include Pseudomonas, Acinetobacter, and Klebsiella. In the hospital intensive care unit (“ICU”), “Staph” infections (including MRSA) typically cause approximately 30% of fatal HAI’s. This increase in multi-drug resistant organisms creates an opportunity for the Company by driving demand for rapid identification.

We believe that the development of new classes of antibiotics has significantly declined. Improved prevention and infection control have limited potential. In the meantime, bacteria continue to evolve and develop additional drug resistance. Bacteria have become so well adapted to the hospital that even the best preventive efforts do not eradicate them. Hospitals that lead in best preventive practices still suffer from endemic hospital-adapted strains that continue to cause high rates of attributable morbidity and mortality. Such examples suggest that each passing year sees a reduction in the number of cases that can be treated successfully with any particular drug.

We believe that dramatically speeding up laboratory diagnostics will help to improve the success rate for initial therapy for HAIs.

Products

BACcel™ System Development

Since 2004, we have focused our efforts on the development of an innovative rapid diagnostic platform, the BACcel™ system, intended for rapid diagnosis in life-threatening bacterial infections. Our goal is to reduce the failure rate of initial therapy by shortening the lab turnaround time to less than eight hours, rather than the 2-3 days now required. Rapid testing would provide guidance in time to influence initial therapy.

The BACcel™ system applies our proprietary technology to eliminate time-consuming bacterial culturing, thus eliminating the major source of delay with current testing methods. Our system includes a fixed instrument and proprietary single-use (disposable) test cassettes. Each cassette tests a single patient specimen and is then discarded.

BACcel™ uses long-accepted bacteriological testing principles, but applies our proprietary technology to adapt them to analyze live bacteria extracted directly from a patient specimen. The instrumentation uses automated digital microscopy to measure the responses of extracted live bacterial cells to various test conditions. Our system analyzes thousands of these individual cells to arrive at organism identification and antibiotic resistance characteristics.

Based on internal lab data, we believe that the BACcel™ system will identify the organisms present in a patient's specimen and count the number of organisms of each type in less than one hour after receiving a specimen. We believe that the BACcel™ system will then additionally report antibiotic resistance for each type of organism within a total of 4-6 hours after receiving a specimen. The clinical purpose of reporting antibiotic resistance is to narrow the drug choices available for therapy and rule out antibiotic classes that are most likely to fail. Quantitative identification in less than one hour enables first-dose therapy guidance that can improve the efficacy of antimicrobial treatment. In addition, de-escalation before the second dose helps to prolong the effectiveness of broad-spectrum antibiotics when lower-cost and older narrow-spectrum agents can provide at least equivalent activity (drug “stewardship”).

Additional Products

In addition to BACcel™ system development, we have developed and licensed OptiChem surface coatings for use in microarraying components. As a coating for analytical devices, management believes that OptiChem offers superior noise rejection (non-specific binding by interfering substances) and high capacity for target binding, compared with other bio-coatings. For example, in microarraying this results in higher sensitivity and simplified sample preparation. OptiChem also offers the ability to apply micro-patterns, enabling novel advanced analyzer designs. The coating is widely adaptable to virtually any base material, such as plastics, and even highly sophisticated designs can be economically scaled to high-volume production. We have licensed various OptiChem microarraying coatings to SCHOTT (Germany), NanoString (WA), and Nanosphere (IL). See “Sales, Licensing, and Alliances” below.

Research and Development

We have used two developmental instruments in our laboratory since 2006. In March 2011 we upgraded one of the systems to test engineering improvements. In April 2011, we installed a completely upgraded third system that substantially increases analytical sensitivity and scanning speed. This next-generation system includes a separate fluidic robot and a custom high-speed scanning microscope. The latest prototype increases scan rate approximately 40-fold relative to the original prototypes. This speed substantially improves detection sensitivity for working with specimens that have low microbial counts. It also improves our ability to analyze specimens that require dilution because of high levels of interfering materials, such as endotracheal aspirates used to monitor treatment effectiveness during therapy for pneumonia. We have used the latest prototype for formal proof of concept testing under independent outside observation of testing and outside performance assessment.

During the fiscal year ended July 31, 2008, the Company placed two identical development systems in collaborating research institutions: Denver Health , and Barnes-Jewish Hospital at Washington University in St. Louis. The two institutions have replicated and extended the Company’s own pre-clinical research using analytical methods developed by the Company. Both institutions have also begun pilot clinical studies on specimens from ICU patients using experimental protocols authorized by their respective Institutional Review Boards.

Management believes that joint studies will expand and continue and will be presented periodically to the relevant scientific and medical communities. Since 2006, we have made 21 technical presentations at major peer-reviewed national scientific and clinical congresses. The 12 most recent were co-authored with principal investigators at Denver Health, and Barnes-Jewish Hospital. At the annual meeting of the American Thoracic Society in March 2011, our principal investigators at Denver Health presented preliminary results from a prospective clinical pilot study with ICU patients under informed consent. This was our first presentation of a clinical study solely to specialists in Critical Care Medicine. We intend to continue our presentation and publication program as a permanent part of our business development program. (See Note 13 to the footnotes to the consolidated financial statements included in this Annual Report on Form 10-K.)

In June 2010, the Company entered into an Evaluation Agreement and Letter of Intent with Novartis Vaccines and Diagnostics, Inc. (“Novartis”), a division of Novartis Corporation. Pursuant to the Evaluation Agreement, Novartis evaluated the results of the Company’s BACcel™ system in identifying the type and quantity of bacterial pathogens in clinical specimens. Pursuant to the Letter of Intent, the Company and Novartis agreed to negotiate in good faith a formal business relationship and definitive agreement regarding the design, development, commercialization and support strength of each party. The Letter of Intent was non-binding and granted Novartis the exclusive right (the “Exclusive Right”) to evaluate and negotiate a license or other comparable agreement for access to the Company’s BACcel™ system intellectual property.

In connection with the Evaluation Agreement, the Company successfully performed a series of technical studies, including formal Proof of Concept studies, with Novartis that demonstrated performance of the advanced BACcel™ laboratory prototype. Further, Novartis independently tested Accelr8’s key business assumptions and found general concurrence.

Pursuant to the Evaluation Agreement and the Letter of Intent, Novartis made up-front payments and funded the project on a monthly basis until September 30, 2011. Novartis also funded additional activities within its own organization, funded independent engineering firms to advance the product technology, and retained other outside providers to perform due diligence investigations on relevant business areas.

The Evaluation Agreement with Novartis expired on September 30, 2011 without Novartis exercising its option for licensing the Company’s BACcel™ system intellectual property.

In ongoing technical development of the BACcel™ system, our internal technical team designs the analytical methods and validates them through well-controlled experiments. Studies include comparisons of results between standard methods and the BACcel™ system using well-characterized bacterial strains and clinical patient specimens. Examples of patient specimens tested to date include lower respiratory tract specimens (endotracheal aspirates, visually-guided bronchoalveolar lavage – BAL, and mini-BAL,) urine and cerebrospinal fluid. We have also tested positive blood cultures that originally contained extremely low numbers of infectious pathogens.

In addition to developing analytical methods, our internal team proactively guides engineering development and originates additional new technology. As one example, we internally conceived and proved feasibility of a rapid specimen preparation method that appears to enable complete and practical automation for all BACcel™ associated operations. We filed a patent application for this technology in March 2011. This subsystem can also stand alone as a product, and integrate into other medical devices that require specimen pre-processing by automated methods. We created specifications for an outside engineering firm to provide test fixtures and advance toward product development.

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program ("DMRDP") recommended $2 million of funding for a proposed 35-month project of which the Company estimates it will receive direct monies for internal research and development of $750,000.  The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Company’s BACcel rapid diagnostic system to wound infections and other serious infections secondary to trauma.

In June 2012, the company began a reorganization, resulting in a significant planned increase in internal research and development staff. This team - including engineers, chemists, and microbiologists - has significant experience in the diagnostics field, having developed and commercialized numerous IVD instruments and tests.

During the fiscal years ended July 31, 2012 and 2011, we spent $431,906 and $454,997 respectively, on research and development activities.

Sales, Licensing, and Alliances

The Company signed a licensing agreement for microarraying slides using OptiChem coatings with Schott Jenaer Glas GmbH ("SCHOTT") on November 4, 2004. Since this time, SCHOTT and the Company have extended this license. On August 15, 2011, Schott Technical Glass Solutions GmbH renewed and expanded its licenses for OptiChem microarray slide products, designated as Schott Nexterion Slide H and Slide HS. The terms remain substantially the same as in previous agreements, with the expansion to include microarray slide products intended for use in medical diagnostic devices. Previous agreements excluded medical applications. This expansion makes SCHOTT the second company that intends to use OptiChem coatings on medical devices.

The new agreement extends the non-exclusive license through November 24, 2014. SCHOTT paid the Company $150,000 comprised of a one-time license fee ($50,000) and non-refundable prepaid royalties ($100,000). Royalties consist of 5% of SCHOTT’s net product sales. For medical applications, SCHOTT agrees to refer individual customers directly to the Company for licensing if annual purchases by a customer exceed 20,000 units.

On October 5, 2007, the Company entered into an exclusive seven-year license with NanoString Technologies, Inc. (“NanoString”). The license grants NanoString the right to apply OptiChem coatings to NanoString's proprietary molecular detection products.

Effective June 14, 2010, the Company entered into the Evaluation Agreement and Letter of Intent with Novartis discussed above. During the fiscal years ended July 31, 2012 and 2011, total revenues from Novartis were $140,000 and $842,408, respectively or 59.3% and 75.1% of total revenues.

On July 9, 2010 the Company entered into a non-exclusive license to Nanosphere, Inc. The license grants to Nanosphere the right to apply OptiChem coatings to Nanosphere’s proprietary analytical products. The products may also include FDA-regulated diagnostics devices. Pursuant to the license agreement, Nanosphere paid the Company a non-refundable first-year fee of $150,000 plus a $15,000 technology transfer fee. On each anniversary of the agreement date, the license calls for Nanosphere to pay to the Company the amounts of $350,000 in 2011; $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life. Pursuant to the Company’s revenue recognition policies and generally accepted accounting principles, all of the amounts due from Nanosphere were recognized as OptiChem revenue during the fiscal year ended July 31, 2010.

Competition

To the best of our knowledge, no other company now has a product with capabilities similar to those of the BACcel™ system. However, the industry in which we compete is subject to rapid technological changes, and we may face competition for the BACcel™ system.

Publicity frequently appears in the press concerning new products for rapid bacterial identification using genes or other molecular markers (“molecular diagnostics”). Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, we do not believe that any of these technologies appears applicable to treatment decision support for active, life-threatening infections. For example, gene detection can be highly sensitive and specific, but very few antibiotic resistance mechanisms are simple enough to allow accurate guidance for drug selection only by using the presence or absence of specific genes. Even in those rare instances that have a direct relationship between a gene and effective resistance, such as “MRSA” strains, leading literature has reported novel mutations that escape detection by recently commercialized tests.

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

Nevertheless, commercial suppliers of gene marker tests, such as Cepheid, have gained approval for direct analysis of positive blood cultures. Blood cultures also typically require a minimum of overnight growth to produce enough organisms to detect. Existing marker-based tests identify a very small number of organism genera or species, and none identify enough of the high-threat organisms to provide an alternative to standard culturing. Furthermore, the inability to identify multiple drug resistance mechanisms precludes them from effective treatment decision support for critically ill patients.

The leading companies with automated microbiological testing include Becton Dickinson, bioMerieux, MicroScan, and Trek Diagnostics. These companies provide products for the broad-based culturing and analysis of a wide variety of bacteria. Such products require purified bacterial strains or “isolates” for analysis, which requires at least overnight culturing to produce enough organisms to test. These products then require at least one additional growth cycle as part of the test. These products use standard culturing methods, including enrichment growth and colony isolation, and therefore cannot achieve the necessary speed for the applications addressed by the BACcel™ system.

Another new technology receiving wide attention is mass spectrometry, and particularly the MALDI-TOF (matrix-assisted laser desorption ionization time of flight) version, such as the Biotyper® system from Bruker which awaits FDA clearance. Bruker has agreements with a number of companies for distribution, including Becton Dickinson, Trek, and Siemens. bioMerieux has a similar system for distribution with Shimadzu Corporation. These systems build an empiric database from protein spectra acquired from many thousands of purified bacterial and fungal strains. They require a pure strain isolate for analysis, and enrichment culturing to produce enough material to analyze. Some research papers report attempts to directly analyze isolate or blood culture smears, but results are not as reliable as those from samples prepared using a cleanup process to produce crude protein extracts.

MALDI-TOF systems have a major advantage over other molecular methods in identifying a very broad range of organisms. Cost of ownership is also substantially below that of older molecular methods. But the requirement for extensive organism enrichment and purification, as well as the inability to quantify live organisms or distinguish samples derived from viable organisms, substantially limits this technology from time-critical decision support. Finally, as with the older molecular methods, MALDI-TOF systems cannot identify major drug resistance expression and faces the same fundamental biological barriers as gene detection.

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

Operations

We own all of our laboratory equipment. We lease approximately 6,400 square feet of laboratory and administrative space in Denver, Colorado. Within our laboratory facility, we constructed a cleanroom for research and development and pilot production. We are also under contract to Denver Health for approximately $3,000 per month for use of its facilities and oversight by an ICU Physician.

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

Intellectual Property

We rely upon a combination of patent, copyright, trademark and trade secret laws; employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect our proprietary rights. We are committed to developing a continuing stream of intellectual property and aggressive protection of our position in key technologies. As of July 31, 2012, we have eight issued patents plus four United States and eight international patent filings pending.

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

Employees

We have six full-time employees. We have not entered into any collective bargaining agreements and consider our labor practices and employee relations to be good.

Item 1A. Risk Factors

Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Annual Report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common stock. In addition, the “Forward-Looking Statements” located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business that should be carefully evaluated prior to making a decision to invest in our securities.

Risks Relating to Our Business

Our future success, profitability and continued existence is dependent in large part upon the successful development of the BACcel™ system. We have spent a significant amount of resources developing the BACcel™ system and intend to spend a significant amount more in the future and there can be no assurance that we will successfully develop the BACcel™ system. If we are not successful in the development of the BACcel™ system, or if we are unable to sell it into the marketplace or license it to a third party strategic partner for its development, manufacturing and marketing, it would have a material adverse effect upon the Company’s revenues and results of operations, it could lead to impairment of certain of our intellectual property and would likely have a material adverse effect upon the price of the our Common Stock, our results of operations and may result in us having to cease operations.

Our success depends partly on our ability to successfully introduce and the market acceptance of our current and new products. In a market primarily driven by the need for innovative products, our revenue growth will depend on overcoming various technological challenges to successfully introduce our current and new products, including but not limited to the BACcel™ system or other technology based upon the intellectual property included in the BACcel™ system into the marketplace in a timely manner. In addition, we must continue to develop new applications for our existing technologies, including but not limited to, additional commercial applications for the BACcel™ system proprietary technology. Market acceptance of these products will depend on many factors, including, but not limited to, demonstrating that our technologies perform as intended and are superior to other technologies and products that are currently available or may become available in the future. If we are unable to successfully develop new products or if the market does not accept our products, or even if we experience difficulties or delays in the development of our products, including the BACcel™ system, we may be unable to attract additional customers for our products or license our products to other strategic partners, which would seriously harm our business and future growth prospects.

Limited revenues from our products and no assurance of future revenues. We have received limited revenue from sales based on products using our OptiChem technology. There is no assurance that we will be successful in marketing our OptiChem products in the future or will receive any revenue from such products. Further, there can be no assurance that we will be successful in marketing the BACcel™ system or will receive any revenues from it. During the fiscal years ended July 31, 2012 and 2011, we experienced losses from operations. If we are unsuccessful in completing the development of the BACcel™ system and generating revenues from such product, we will likely continue to experience losses from operations and negative cash flow as we have in the past, which may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

Dependence on key employees. The loss or failure to attract and retain key personnel could significantly impede our performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon Lawrence Mehren, our Chief Executive Officer and President. We do not have key man life insurance on Mr. Mehren. To the extent that the services of Mr. Mehren would be unavailable to us, we would be required to find another person to perform the duties Mr. Mehren otherwise would perform. We may be unable to employ another qualified person with the appropriate background and expertise to replace Mr. Mehren on terms suitable to us. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our products, develop new products and to conduct our operations successfully.

If we are unable to effectively protect our intellectual property, we may be unable to prevent infringement. Our success depends in part on our ability to obtain and maintain patent protection for the technology underlying our products, especially that used in the BACcel™ system, both in the United States and in other countries. We cannot assure you that any of the presently pending or future patent applications will result in issued patents, or that any patents issued to us or licensed by us will not be challenged, invalidated or held unenforceable. Further, we cannot guarantee that any patents issued to us will provide us with a significant competitive advantage. If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, our competitive position, our ability to complete the development of the BACcel™ system and future sales or license of this product or technology could suffer, which would have a material adverse effect upon the Company and its results of operations. Notwithstanding our efforts to protect our intellectual property, our competitors may independently develop similar or alternative technologies or products that are equal to or superior to our technology and proposed products without infringing on any of our intellectual property rights or design around our proprietary technologies. If customers prefer these alternative technologies and products as compared to our technology and proposed products, it may have a material adverse effect upon the Company, our results of operations and the price of our Common Stock may be adversely affected.

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

Competition. The industry in which we compete is subject to rapid technological changes, and we face and expect to continue to face competition for our products. We may also face competition from non-medical device companies, including pharmaceutical companies that may offer alternatives to our products. Many of our competitors have greater research and development, financial, manufacturing, marketing and sales resources than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods that render our technologies and methodologies less competitive. Accordingly, if competitors introduce products that are more effective than our current and proposed technologies, including but not limited to the BACcel™ system, it could have a material adverse effect upon the Company, our results of operations and the price of our Common Stock may be adversely affected.

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

We use hazardous materials in some of our research, development and manufacturing processes. Our research activities sometimes involve the controlled use of various hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. We could be held liable for any damages that might result from any accident or release involving such materials. Any such liability could have a material adverse effect on our business, financial condition and results of operations.

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

We have a single research and development facility and we may lose revenue and be unable to continue to conduct our research and development and product development activities if we lose this facility. We currently conduct all of our research and development and product development activities in our existing facility in Denver, Colorado. The lease expires in February 2013, at which time we intend to move into a single facility in Tucson, Arizona. If we were unable to use these facilities to conduct our research and development and product development activities, we would have no other means of conducting such activities until we were able to restore such capabilities at the current facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities. Further, we may not be able to maintain our relationships with our licensees or customers. While we carry a nominal amount of business interruption insurance to cover lost revenue and profits, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our licensees or customers. The loss of facility may have a material adverse effect upon the Company and its results of operations.

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

We have and intend to make significant additional investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues. The BACcel™ system integrates several of our component products, systems and processes. For the year ended July 31, 2012, we spent $431,906 and during the fiscal year ended July 31, 2011 we spent $454,997 on research and development expenses and we intend to spend significantly more on research and development activities during the fiscal year ending July 31, 2013 and thereafter. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel™ system. There can be no assurance that the BACcel™ system will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion. There can be no assurance that we will complete the development of the BACcel System, will bring it to market or will generate revenues from licensing or sales.

Changes in our business strategy or plans may adversely affect our operating results and financial condition. If our business strategy or plans change, whether in response to changes in economic conditions or developments in the diagnostics industry, or otherwise, we may be required to expend significantly more resources than planned to develop the BACcel™ system, may have to cease developing the BACcel™ system or develop other products. The expense of such change could adversely affect our operating results and financial condition.

The regulatory clearance or approval process is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from commercializing our future products. We are investing in the research and development of new diagnostic tests, as well as to develop our novel BACcel™ system. Our products are subject to 510(k) clearance or pre-market approval by the FDA prior to their marketing for commercial use in the United States, and to any approvals required by foreign governmental entities prior to their marketing outside the United States. The 510(k) clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510(k) clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510(k) clearance or pre-market approval may never be obtained. Delays in receipt of, or failure to obtain, clearances or approvals for future products, including tests that are currently in design or development, would result in delayed, or no, realization of revenues from such products and in substantial additional costs which could decrease our profitability. We have limited experience in filing FDA applications for 510(k) clearance and pre-market approval. In addition, we are required to continue to comply with applicable FDA and other regulatory requirements once we have obtained clearance or approval for a product. There can be no assurance that we will obtain or maintain any required clearance or approval on a timely basis, or at all. Any failure to obtain or any material delay in obtaining FDA clearance or any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

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

Risks Related to Our Common Stock

Our stock price has been volatile and may continue to be volatile; Dividend Policy. The trading price of our Common Stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors" and the markets response to our operations and financial condition. The market value of your investment in our Common Stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions that may be taken by investors from time to time in our stock. During the fiscal year ended July 31, 2012, the closing sale price for our Common Stock ranged from $0.77 to $3.80 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Further, we do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

We may require additional capital in the future and you may incur dilution to your stock holdings.  We have historically relied upon our existing cash balance, revenues and capital from the sale of our securities to fund our operating losses and we expect that we will continue to incur operating losses until we are able to complete the development of the BACcel™ system and sell it into the marketplace or license it to a third party.  If capital requirements vary materially from those currently planned, we may require additional capital sooner than expected.  There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.  Further, any sale of a substantial number of additional shares will cause dilution to an investment in our Common Stock and could also cause the market price of our Common Stock to decline. We have the authority to issue up to 45,000,000 shares of Common Stock, of which, as of October 15, 2012, 25,231,939 shares were outstanding) and to issue options and warrants to purchase shares of our Common Stock (of which 4,140,000 options and 14,171,430 warrants to acquire shares of our Common Stock were issued and outstanding).  Issuances of additional shares of our stock in the future could dilute existing shareholders and may adversely affect the market price of our Common Stock.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We lease approximately 6,400 square feet of office and laboratory space in Denver, Colorado. The monthly rent and utilities average approximately $6,000 per month. The lease was due to expire on September 30, 2012. On August 3, 2012, the Company entered into an extension of this lease on similar terms whereby it will now expire on February 1, 2013.

On August 20, 2012, the Company entered into a Lease Agreement (“Lease”) with Pima County, a political subdivision of the State of Arizona (“Landlord”), pursuant to which the Company will lease approximately 15,100 square feet of office space located in Tucson, Arizona for a period of three years (the “Initial Term”), which may be extended by the Company for up to three additional one-year periods (each a “Renewal Term”). The Lease also provides that the Company has the option, with six months prior notice to Landlord, to lease either or both of two additional areas with an aggregate size of approximately 7,900 square feet.

Pursuant to the Lease, the Company agreed to: (i) pay rent equal to $9.25 per usuable square foot per year (approximately $139,600 per year or approximately $11,600 per month) during the Initial Term and $19.80 per usuable square foot per year (approximately $298,900 per year or approximately $24,900 per month) during any Renewal Term; (ii) relocate its corporate offices to the Tucson area and begin operations within 30 days of the date that the tenant improvements are substantially completed (the “Commencement Date”); and (iii) within 18 months of the Commencement Date, employ at least 30 individuals with a median salary of at least $70,000, which median salary must be maintained throughout the term of the Lease. If the Company fails to satisfy the condition described in clause (iii) of the preceding sentence, the rental rate under the Lease will be increased by a percentage that is twice the percentage by which the Company’s annual payroll has fallen short of the specified goal (subject to a cap equal to $19.80 per usuable square foot per year). The Lease also provides that Landlord will pay for tenant improvements (up to a cap of $1,400,000) as well as certain repairs, utilities and insurance. When completed, the Company believes this facility will be adequate for its needs for the foreseeable future.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company's Common Stock is traded on the NYSE Amex Equities Exchange under the trading symbol AXK. The information in the following table sets forth the high and low sales price information for our Common Stock for the period from August 1, 2010 through July 31, 2012.

Quarter Ended	High(1)	Low(1)

October 31, 2010	$1.16	$0.67
January 31, 2011	$1.37	$0.89
April 30, 2011	$4.90	$1.30
July 31, 2011	$7.17	$3.54
October 31, 2011	$3.80	$2.42
January 31, 2012	$2.98	$1.12
April 30, 2012	$2.86	$0.77
July 31, 2012	$3.80	$2.25

(1) The above table sets forth the range of high and low closing prices per share of our Common Stock as reported by the finance page at www.yahoo.com for the periods indicated.

Holders

As of October 15, 2012, we had approximately 226 record owners of our Common Stock.

Dividends Paid and Dividend Policy

Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available therefore. To date, no dividends have been declared by the Board of Directors. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of July 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of available outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	3,180,000	$1.56	2,812,500
Equity compensation plans not approved by security holders	-	-	-
Total	3,180,000	$1.56	2,812,500

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis and Results of Operation

Overview

On June 26, 2012, we closed upon the sale to Abeja at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000 of 14,000,000 shares of the Company’s Common Stock, a warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share and another warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (collectively the “Investment”).

On August 22, 2012, the Company entered into a Grant Agreement (the “Grant Agreement”) with the Arizona Commerce Authority, an agency of the State of Arizona (the “Authority”), pursuant to which the Authority will provide certain state and county sponsored incentives for the Company to relocate its corporate headquarters to, and expand its business within, the State of Arizona (the “Project”). Pursuant to the Grant Agreement, the Authority agreed to provide a total grant in the amount of $1,000,000 (the “Grant”) for the use by the Company in the advancement of the Project. The Grant is payable out of an escrow account in four installments, upon the achievement of the following milestones:

•	Milestone 1 – Relocation of Company’s operations and corporate headquarters to Arizona and creation of 15 Qualified Jobs (as defined below).
•	Milestone 2 – Creation of 30 Qualified Jobs (including Qualified Jobs under Milestone 1).
•	Milestone 3 – Creation of 40 Qualified Jobs (including Qualified Jobs under Milestones 1 and 2).
•	Milestone 4 – Creation of 65 Qualified Jobs (including Qualified Jobs under Milestones 1, 2 and 3) and capital investment of at least $4,520,000.

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties.

During the fiscal year ending July 31, 2013 we intend to continue technical validation of the BACcel™ system methods, continue field studies including pilot clinical studies at Denver Health and Barnes-Jewish Hospital among others, and continue to publish the results of internal and collaborative studies.

Changes in Results of Operations: Year ended July 31, 2012 compared to year ended July 31, 2011

Technical development fee revenues were $140,000 for the year ended July 31, 2012 as compared to $842,408 for the year ended July 31, 2011, a decrease of $702,408 or 83.4%. The decrease in technical development fees was the result of the conclusion of work under the Novartis Technical Development Agreement during the 2012 fiscal year.

OptiChem slide revenues for the year ended July 31, 2012 were $45,910 as compared to $34,279 for the year ended July 31, 2011, an increase of $11,631, or 33.9%. The increase in OptiChem revenues was primarily due to an increase in revenue recognized under our license arrangements with NanoString and SCHOTT.

License fees for the year ended July 31, 2012 were $50,000 as compared to $0 during the fiscal year ended July 31, 2011. The increase in license fees was the result of the licensing agreement executed with SCHOTT during the period which consisted of an upfront license fee of $50,000 and $100,000 in prepaid royalties. Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, the upfront payment was recognized upon receipt and the prepaid royalties recognized in the period in which they are earned based on sales reported by SCHOTT.

During the fiscal year ended July 31, 2011, we received a Qualified Therapeutic Discovery Grant in the amount of $244,479 that was not presented during the 2012 fiscal year.

During the fiscal year ended July 31, 2012 and 2011, there were no cost of sales due to the fact that the slides are manufactured by SCHOTT and NanoString pursuant to license agreements.

Research and development expenses for the year ended July 31, 2012, were $431,906 as compared to $454,997 during the year ended July 31, 2011, a decrease of $23,091 or 5.1%. This decrease was primarily the result of reductions in clinical trial expenditures. Clinical trial expenditures decreased to $27,342 for the year ended July 31, 2012 from $35,871 for the year ended July 31, 2011, a decrease of $8,529 or 23.8%.

General and administrative expenses for the year ended July 31, 2012 were $2,945,309 as compared to $810,078 during the year ended July 31, 2011, an increase of $2,135,231 or 264.0%. The following summarizes the major components of the changes:

	2012	2011	Increase/(Decrease)

Audit and Accounting	$49,849	$79,539	$(29,690)
Consulting and change of control fees	2,159,043	90,021	2,069,022
Corporate and Shareholder	100,749	84,598	16,151
Corporate Insurance	35,619	34,704	915
Deferred Compensation	106,936	95,985	10,951
Employee Benefits	3,751	3,402	349
Payroll Taxes	42,949	32,804	10,145
Salaries	327,429	316,421	11,008
Travel	4,952	3,489	1,463
Legal	69,804	21,770	48,034
Other General Administrative Expenses	44,228	47,345	(3,117)
	$2,945,309	$810,078	$2,135,231

The increase in consulting fees of $2,069,022 was primarily due to an increase in the charge against earnings, as calculated using the Black-Scholes method, for the cost of stock options granted or extended and the obligation to pay a change of control payment to a former officer of $1,350,000 in each case relating to the Investment.

The decrease in amortization for the year ended July 31, 2012 was negligible.

Depreciation for the year ended July 31, 2012 was $2,097 as compared to $2,396 during the year ended July 31, 2011 a decrease of $299 or 12.4%. The decreased depreciation was primarily due to equipment becoming fully depreciated.

Marketing and sales expenses were $8,315 for the year ended July 31, 2012 as compared to $9,621 during the year ended July 31, 2011, a decrease of $1,306 or 13.6%. The decrease was primarily the result of decreased travel during the fiscal year 2012 to industry trade shows.

As a result of these factors, loss from operations for the year ended July 31, 2012 was $5,351,760 as compared to a loss of $409,425 for the year ended July 31, 2011, resulting in a greater loss of $4,942,335.

Interest and dividend income for the year ended July 31, 2012 was $16,297, consistent with $16,092 for the year ended July 31, 2011.

During the fiscal years ended July 31, 2012 and 2011, the Company maintained a deferred compensation trust held for the benefit of a director and a former executive officer of the Company. Unrealized gains on marketable securities (which specifically excludes shares of the Company’s Common Stock held in the deferred compensation trust) held in the deferred compensation trust for the year ended July 31, 2012 was $23,987 as compared to an unrealized gain of $14,572 during the year ended July 31, 2011. The increased unrealized gain was a result of market fluctuations on the securities that are held in the deferred compensation trust.

As a result of these factors, net loss for the year ended July 31, 2012 was $5,310,476 as compared to a net loss of $378,761 during the year ended July 31, 2011, a greater loss of $4,931,715.

Capital Resources and Liquidity

During the fiscal year ended July 31, 2012, we did not generate positive cash flows from operating activities, as compared with cash provided by operations for fiscal year 2011. Our primary sources of liquidity have been from sales of shares of our Common Stock and revenues from operations. As of July 31, 2012, the Company had $14,263,248 in cash and cash equivalents, an increase of $13,487,392 from $775,856 at July 31, 2011. The primary reasons for the change in cash and cash equivalents was the infusion of $14,420,000 for issuance of Common Stock from the Investment. The Company has recently entered into a Lease Agreement whereby it plans to move the Company’s principal offices to Tucson, Arizona. The Company has contractual obligations to a director and a former officer of the Company in the amount of $876,000 during the fiscal year ending July 31, 2013 and $40,000 during the fiscal year ending July 13, 2014.

As of July 31, 2012, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next fiscal year.

The following summarizes the Company’s capital resources at July 31, 2012 compared with July 31, 2011:

	July 31, 2012	July 31, 2011	Amount of Change

Cash and cash equivalents	$14,263,248	$775,856	$13,487,392
Accounts receivable (short term)	$750,947	$596,128	$154,819
Current assets	$15,042,386	$1,422,839	$13,619,547
Total assets	$17,213,742	$6,264,338	$10,949,404
Current liabilities	$1,391,716	$69,340	$1,322,376
Working Capital	$13,650,670	$1,353,499	$12,297,171
Net cash (used)/provided by operating activities	$(815,672)	$448,481	$(1,264,153)
Net cash (used in)/provided by investing activities	$(245,505)	$(150,336)	$(95,169)
Net cash (used) provided by financing activities	$14,548,569	$194,438	$14,354,131

Our primary use of capital has been for the research and development of the BACcel™ system. We believe our capital requirements will continue to be met with our existing cash balance, revenues provided by licensors of our products and/or, additional issuance of equity or debt securities. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current Common Stockholders.

Off-Balance Sheet Arrangements

For the year ended July 31, 2012, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The Company’s adoption of this guidance on February 1, 2012 did not have a material effect on the Company’s financial statements.

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 820).” This ASU seeks to improve comparability, consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder’s equity, among other amendments. The amendments of this ASU require all non-owner changes in stockholder’s equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The Company’s adoption on February 1, 2012 did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (Topic 210). This ASU seeks to enhance current disclosures and increase the comparability of Balance Sheets prepared on the basis of U.S. generally accepted accounting principles and those prepared on the basis of International Financial Reporting Standards, by requiring all entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. This ASU is effective for fiscal years and interim periods beginning after January 1, 2013. The adoption of ASU 2011-11 is not expected to have any effect for the Company.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

From time to time, we may enter into collaborative arrangements with multiple deliverable elements including items such as licensing rights, development milestones and royalties from product sales. If we determine that such deliverables can be separated, the associated revenue is allocated among the separate units based on relative fair value. We recognize revenue as follows:

•	OptiChem revenue is recognized upon shipping of the product to the customer or receipt of the applicable royalty.
•	Deferred revenue is recognized upon receipt and the prepaid royalties recognized in the period in which they are earned based on sales reported by the customer.
•	Technical development fees are recorded as received.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of July 31, 2012 and July 31, 2011, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset.

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

During the fiscal year ended July 31, 2012, Management determined that certain amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $1,996,583 and recognized the loss in its reported loss from operations.

Research and Development

Research and development expenses are expensed as incurred. Research and development expenses include salaries and related expenses associated with the development of our technology and include compensation paid to engineering personnel and fees to consultants.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in this Annual Report on Form 10-K and in the Company’s 2012 Proxy Statement that is incorporated herein by reference that existed as of July 31, 2012 that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. Subsequent to July 31, 2012, the Company has subsequently entered into a Lease Agreement as described in Item 2. Properties above.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelr8 Technology Corporation

Report of Independent Registered Public Accounting Firm
Balance Sheets as of July 31, 2012 and 2011
Statements of Operations for the years ended July 31, 2012 and 2011
Statements of Shareholders Equity for the years ended July 31, 2012 and 2011
Statements of Cash Flow for the years ended July 31, 2012 and 2011
Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Accelr8 Technology Corporation

Denver, Colorado

We have audited the accompanying balance sheets of Accelr8 Technology Corporation (a Colorado corporation) as of July 31, 2012 and 2011, and the related statements of operations, shareholders’ equity and cash flows for the years ended July 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelr8 Technology Corporation as of July 31, 2012 and 2011, and the results of its operations and changes in its cash flows for the years ended July 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado

October 19, 2012

/s/ COMISKEY & COMPANY PROFESSIONAL CORPORATION

ACCELR8 TECHNOLOGY CORPORATION
BALANCE SHEETS
JULY 31, 2012 AND 2011

ASSETS

	2012	2011
Current assets:
Cash and cash equivalents	$14,263,248	$775,856
Trade accounts receivable	750,947	596,128
Inventory (Note 3)	10,263	30,278
Prepaid expenses and other (Note 4)	17,928	20,577
Total current assets	15,042,386	1,422,839
Long term accounts receivable, net of current portion	—	745,440
Property and equipment, net (Note 5)	3,956	3,528
Investments, net (Note 10)	1,486,459	1,304,522
Intellectual property, net (Note 6)	680,941	2,788,009
Total Assets	$17,213,742	$6,264,338

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$63,029	$34,961
Accrued compensation and other liabilities	1,243,342	24,582
Deferred revenue (Note 11)	85,345	9,797
Total current liabilities	1,391,716	69,340
Long-term liabilities:
Deferred compensation	986,459	1,379,522
Total liabilities	$2,378,175	$1,448,862

Shareholders' equity (Notes 7):
Common stock, no par value;
45,000,000 shares authorized; 25,231,939 (2012) and 11,103,367 (2011) shares issued and outstanding	22,985,809	14,333,258
Contributed capital	7,924,880	1,246,864
Accumulated deficit	(15,801,522)	(10,491,046)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders' equity	14,835,567	4,815,476
Total liabilities and shareholders' equity	$17,213,742	$6,264,338

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF OPERATIONS
FOR YEARS ENDED JULY 31, 2012 and 2011

Revenues (Note 9 and 11):	2012	2011
Technical development fees	$140,000	$842,408
OptiChem revenue	45,910	34,279
License fees	50,000	—
Qualified discovery therapeutic grant	—	244,479
Total revenues	$235,910	$1,121,166

Costs and expenses:
Research and development	431,906	454,997
General and administrative	2,945,309	810,078
Amortization (Note 6)	203,460	253,499
Depreciation (Note 5)	2,097	2,396
Marketing and sales	8,315	9,621
Other expense, impairment of intangibles	1,996,583	—
Total costs and expenses	$5,587,670	$1,530,591
Income (Loss) from operations	(5,351,760)	(409,425)
Other (expense) income:
Interest and dividend income	16,297	16,092
Unrealized holding gain (loss) on investments (Note 10)	23,987	14,572
Unrealized holding gain (loss) on asset sale	1,000	—
Total other income	41,284	30,664
Net income(loss)	$(5,310,476)	$(378,761)
Net income (loss) per share: Basic and diluted net income(loss) per share	$(0.43)	$(0.04)
Weighted average shares outstanding	12,430,060	10,791,597

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF SHAREHOLDER’S EQUITY FOR YEARS ENDED JULY 31, 2012 AND 2011

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	For Employee Benefit	Total Shareholders’ Equity

Balances, July 31, 2010	10,757,317	$14,138,820	$1,156,843	$(10,112,285)	$(273,600)	$4,909,778
Net Loss	—	—	—	(378,761)	—	(378,761)
Exercise of Options and Warrants	346,050	194,438	—	—	—	194,438
Equity Based Compensation	—	—	90,021	—	—	90,021
Balances, July 31, 2011	11,103,367	$14,333,258	$1,246,864	$(10,491,046)	$(273,600)	$4,815,476
Net Loss	—	—	—	(5,310,476)	—	(5,310,476)
Issuance of Common Stock and Warrants	14,000,000	8,523,982	5,896,018	—	—	14,420,000
Exercise of Options and Warrants	128,572	128,569	—	—	—	128,569
Equity Based Compensation	—	—	781,998	—	—	781,998
Balances, July 31, 2012	25,231,939	$22,985,809	$7,924,880	$(15,801,522)	$(273,600)	$14,835,567

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
STATEMENTS OF CASH FLOWS
FOR YEARS ENDED JULY 31, 2012 and 2011

Cash flows from operating activities:	2012	2011
Net loss	$(5,310,476)	$(378,761)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	2,097	2,396
Amortization	203,460	253,499
Equity based compensation	781,998	90,021
Other expense, impairment loss	1,996,583	—
Unrealized gain on investments	(23,987)	(14,572)
Realized (gain) loss on sale of investments, interest and
dividends reinvested	(7,944)	(6,413)
(Increase) decrease in assets:
Accounts receivable	590,621	411,477
Inventory	20,015	2,342
Prepaid expense and other	2,649	(1,182)
Increase (decrease) in liabilities:
Accounts payable	28,068	2,826
Accrued liabilities	718,760	1,291
Deferred revenue	75,548	(10,428)
Deferred compensation	106,936	95,985
Net cash (used in)/provided by operating activities	(815,672)	448,481

Cash flows from investing activities:
Purchase of equipment and patent costs	(95,505)	(75,336)
Contribution to deferred compensation trust	(150,000)	(75,000)
Net cash used in investing activities	(245,505)	(150,336)

Cash flows from financing activities
Exercise of Warrants and Options	128,569	194,438
Issuance of Common Stock and warrants	14,420,000	—
Net cash provided by financing activities	14,548,569	194,438
Increase (decrease) in cash and cash equivalents	13,487,392	492,583
Cash and cash equivalents, beginning of year	775,856	283,273
Cash and cash equivalents, end of year	$14,263,248	$775,856

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION AND NATURE OF BUSINESS

Accelr8 Technology Corporation is a Colorado C-Corporation focused on developing and commercializing innovative instrumentation for the rapid identification and antibiotic susceptibility testing of infectious pathogens. The company’s BACcelTM platform utilizes a proprietary culture-free process with both genomic and phenotypic detection technologies that decrease time to result while maintaining high sensitivity and specificity.

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

The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At July 31, 2012 and 2011, the Company's uninsured cash balance was approximately $14,013,248 and $229,575, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at July 31, 2012 and 2011.

The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximates fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents - Generally, cash held by the Company is invested in US Treasury securities. The carrying amount approximates fair value. Investments - The carrying amount is based on quoted market prices plus cash. Long-Term Receivables - discounted future cash flows. Other Long-Term Liabilities - The carrying amount approximates fair value.

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

Research and Development

Research and development costs charged to operations for the years ended July 31, 2012 and 2011 were $431,906 and $454,997, respectively.

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

Long-lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of the long-lived asset. During the fiscal year ended July 31, 2012, Management determined that certain amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $1,996,583 and recognized the loss in its reported loss from operations. See Note 6 below.

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

OptiChem Revenues

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

Deferred Revenue

Deferred revenue represents amounts received but not yet earned under existing agreements.

Income Taxes

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets. The change in deferred tax assets and liabilities for the period represents the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws in deferred tax assets and liabilities are reflected as an adjustment to the tax provision or benefit in the period of enactment.

The Company follows the provisions of ASC 740, Income Taxes, to account for any uncertainty in income taxes with respect to the accounting for all tax positions taken (or expected to be taken) on any income tax return. This guidance applies to all open tax periods in all tax jurisdictions in which the Company is required to file an income tax return. Under GAAP, in order to recognize an uncertain tax benefit the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company determined that no uncertain tax positions have been taken or are expected to be taken that could have a material effect on the Company’s income tax liabilities. Interest and penalties, if any, would be recorded to general and administrative expenses.

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

The Company's net income (loss) for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. For the fiscal year ended July 31, 2012 and July 31,2011 there were Common Stock options and warrants exercisable for 17,151,430 and 950,000 shares of Common Stock which were not included in diluted loss per share as the effect was antidilutive.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued additional guidance on fair value disclosures. This guidance contains certain updates to the measurement guidance as well as enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements including enhanced disclosure for: (1) the valuation processes used by the reporting entity; and (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, if any. The Company adoption on February 1, 2012 did not have a material effect on the Company's financial statements.

In June 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 820)." This ASU seeks to improve comparability, consistency, and transparency of financial reporting with respect to comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, among other amendments. The amendments of this ASU require all non-owner changes in stockholder's equity to be presented either in single continuous statement of comprehensive income or two separate but consecutive statements. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption is permitted. The Company's adoption on February 1, 2012 did not have a material effect on the Company's financial statements.

In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities (Topic 210). This ASU seeks to enhance current disclosures and increase the comparability of Balance Sheets prepared on the basis of U.S. generally accepted accounting principles and those prepared on the basis of International Financial Reporting Standards, by requiring all entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements, and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. This ASU is effective for fiscal years and interim periods beginning after January 1, 2013. The adoption of ASU 2011-11 is not expected to have any effect for the Company.

NOTE 3 INVENTORY

The Company purchases raw materials (custom chemicals and glass substrates) for producing OptiChem coated slides. Raw material on hand at the end of each reporting period is priced at cost based on the first-in first-out method. There was no work-in-process or finished goods inventory as of July 31, 2012 and July 31, 2011.

NOTE 4 PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of July 31, 2012 totaled $17,928 as compared to $20,577 as of July 31, 2011.

NOTE 5 PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost
and consisted of the following at July 31:

	2012	2011
Computer equipment	$22,551	$22,551
Laboratory and scientific equipment	301,338	303,281
Furniture and fixtures	16,601	16,601

Total property and equipment	340,490	342,433
Accumulated depreciation
	(336,534)	(338,905)
Net property and equipment
	$3,956	$3,528

Depreciation expense for the years ended July 31, 2012 and 2011 was $2,097 and $2,396, respectively.

NOTE 6 INTELLECTUAL PROPERTY

Intellectual property consisted of the following at July 31:

	2012	2011

OptiChem Technologies	$192,954	$4,454,538
Patents	697,767	604,792
Trademarks	—	49,018
	890,721	5,108,348
Accumulated amortization	(209,780)	(2,320,339)

	$680,941	$2,788,009

Future amortization expense for the intangible assets is estimated as follows:

Years Ending July 31,

2013	$44,536
2014	44,536
2015	44,536
2016	44,536
Thereafter	502,797
Total future amortization	$680,941

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, the patent and patent application life of the OptiChem Technologies. Amortization expense was $203,460 and $253,499 respectively, for the years ended July 31, 2012 and 2011. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management's judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down.

During the fiscal year ended July 31, 2012, Management determined that certain amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $1,996,583 and recognized the loss in its reported loss from operations.

NOTE 7 SHAREHOLDERS' EQUITY

Stock Purchase

On April 20, 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Abeja”), pursuant to which the Company agreed to sell and issue to Abeja at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000; (i) 14,000,000 shares of the Company’s Common Stock; (ii) a warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share; and (iii) another warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share, with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement. The purchase of Common Stock and warrants pursuant to the Investment qualified for equity treatment under Generally Accepted Accounting Principles. The respective values of the warrants and Common Stock were calculated using their relative fair values and classified both classified under Contributed Capital. The value therefore recorded for the warrants is $5,896,018 and for the Common Stock is $8,523,982.

Stock Option Plans

The Company has option agreements with key executives and three stock-based compensation plans, which are discussed below:

Option and Warrant Agreement With Director and Former Officer

In fiscal 1998, options for the purchase of 1,129,110 shares held by our then Chief Executive Officer ("Executive Options and Warrants") were exercised and placed into a "Rabbi" Trust. Such shares are issuable upon the occurrence of retirement, death or termination of such person’s employment over a ten-year period after such occurrence, unless the Board of Directors determines otherwise.

In accordance with generally accepted accounting principles, the Company has included the assets and liabilities of the "Rabbi" Trust in its financial statements, and the shares of the Company's Common Stock held by the "Rabbi" Trust have been treated as treasury stock for financial reporting purposes and have no voting rights.

Qualified Stock Option Plan

The Qualified Stock Option Plan (the “Qualified Plan”) is a shareholder approved plan that provides for stock option grants to employees, including executive officers. The exercise price of each option, which has a maximum ten-year life, is established by the Company's Compensation Committee on the date of grant.

As of July 31, 2012, there were 317,500 options exercised under the Qualified Plan, 375,000 that remain outstanding and 7,500 available for grant.

Non-qualified Stock Option Plan

The Non-Qualified Stock Option Plan (the “Non-Qualified Plan”) is a shareholder approved plan that provides for stock option grants to independent contractors, technical advisors and directors of the Company. The exercise price of each option, which has a maximum ten-year life, is established by the Company's Compensation Committee on the date of grant.

As of July 31, 2012, there were 185,000 options exercised under the Non-Qualified Plan, 90,000 that remain outstanding and 25,000 available for grant.

Omnibus Stock Option Plan

On December 14, 2004 the Company’s shareholders approved the Omnibus Stock Option Plan and reserved 500,000 shares of its authorized but unissued Common Stock for stock options to be granted to employees, independent contractors, technical advisors and directors of the Company. The authorized shares in this plan were increased by 5,000,000 shares to an aggregate amount of 5,500,000 upon shareholder approval during the fiscal year ended July 31, 2012.

As of July 31, 2012, 5,000 options had been exercised pursuant to the Omnibus Plan, 2,715,000 that remain outstanding, leaving 2,780,000 available for grant.

Accounting for Employee Based Option Plans

As is discussed in Note 2, the Company accounts for all option grants using the Black-Scholes option pricing model in accordance with ASC 718 for options granted or extended.

As of July 31, 2012 and 2011, total unrecognized share-based compensation cost related to unvested stock options was approximately $763,999 and $0. For the years ended July 31, 2012 and 2011, the Company recognized $781,998 and $29,177 in stock based compensation costs related to the issuance of options to employees under ASC 718.

The following weighted-average assumptions were used for grants for the year ended July 31, 2012: no dividend yield; risk free interest rate between 0.28% and 1.00%; expected life between 2 and 5 years; and expected volatility between 97% and 133%. The weighted average fair value of options granted during the fiscal year ended July 31, 2012 was $0.57 and during the fiscal year ended July 31, 2011 was $2.59. The weighted average remaining contractual life of options outstanding at July 31, 2012 was 7.8 years. The expected forfeiture rate used was 23%.

The following table summarizes information on stock option activity for the Omnibus Plan, the Qualified Plan and the Non-Qualified Plan.

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share

Options Outstanding July 31, 2010	1,010,000	$0.73-4.5	$2.57
Granted	—	—	—
Exercised	260,000	$0.73-2.25	—
Expired	—	—	—
Options Outstanding July 31, 2011	750,000	$0.73-4.50	2.91
Granted	2,510,000	$1.04-3.13	$1.17
Cancelled	80,000	$2.50-2.69	$2.67
Exercised	—	—	—
Expired	—	—	—
Options Outstanding July 31, 2012	3,180,000	$0.73-4.50	$1.56

As of July 31, 2012 and 2011, 1,530,000 and 985,000 options outstanding were currently exercisable and carried weighted average exercise prices of $2.08 and $4.05 respectively. The following table summarizes information about stock options outstanding and exercisable at July 31, 2012:

		Outstanding		Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$0.00-1.00	10,000	7.4	$0.73	10,000	$0.73
$1.01-2.00	2,305,000	9.7	$1.05	685,000	$1.06
$2.01-3.00	632,500	2.6	$2.56	632,500	$2.56
$3.01-4.50	232,500	4.1	$3.92	202,500	$4.04
Total	3,180,000			1,530,000

NOTE 8 INCOME TAXES

The following comprises the components of the income tax provision (benefit) as of July 31:

Year Ended July 31,	2012	2011
Current	—	—
Deferred	$(1,799,606)	$(140,000)
Total	$(1,779,606)	$(140,000)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

July 31,	2012	2011
Deferred tax assets:
Intangible assets, definite lived	$184,262	$(249,000)
Property & equipment	97	—
Deferred revenue	31,953	4,000
Charitable contributions	6,000	6,000
Stock options	219,888	206,000
Officer’s compensation	259,000	—
Deferred compensation	275,566	236,000
General business credits	144,000	144,000
Net operating loss carry-forward	4,381,715	3,367,000
Valuation allowance	(5,502,481)	(3,714,000)
Net deferred tax asset:	$—	$—
Deferred tax liabilities:
Unrealized gain on investment	$(8,875)	$—
Valuation allowance	8,875	—
Net Deferred Tax Liabilities	$—	$—
Total net deferred taxes	$—	$—

As of July 31, 2012, the Company has generated regular tax net operating losses of approximately $12,300,000. For federal and state purposes, net operating losses can be carried forward for up to 20 years. The Company’s net operating losses will begin to expire in 2019.

The net deferred tax asset valuation allowance is $5,493,606 as of July 31, 2012 compared to $3,714,000 as of July 31, 2011. The valuation allowance is based on management’s assessment that it is more likely than not that the net operating loss will not be realized in the foreseeable future. The Company’s ability to realization tax benefit from the net operating loss is also subject to annual limitation under Internal Revenue Code Section 382. Due to the change in control which occurred as a result of Abeja Ventures, LLC’s investment in the company on June 26, 2012, the Company estimates that the annual Section 382 limitation on utilization of net operating losses will be $500.000.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is as follows:

Year Ended July 31,	2012	2011
U.S. Federal statutory income tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(3.0)	(3.0)
Non-deductible equity and other compensation	5.19	(0.1)
Prior period net operating loss correction	(1.70)	—
Valuation allowance	33.51	37.1
	0%	0%

NOTE 9 MAJOR CUSTOMERS AND FOREIGN REVENUE

For the years ending July 31, 2012 and 2011, revenues were $235,910 and $1,121,166, respectively. Of the total revenues, revenues from one customer were $140,000 (59.3%) in the year ended July 31, 2012 and $842,408 (75.14%) for the year ended July 31, 2011.

Foreign Revenues were as follows for the fiscal years ended July 31:

Foreign Revenues	2012	2011
OptiChem Revenues	$27,649	$23,073
License Fees	—	—
Technical Development Fees	—	—
Consulting Fees	—	—
Total	$27,649	$23,073

NOTE 10 COMMITMENTS

Investments and Deferred Compensation Arrangement

In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with Thomas V. Geimer, which is detailed at the end of this note. For the fiscal year ended July 31, 2012, the Company contributed $75,000 to the plan.

The following information is provided related to the trust assets, which consist of cash and equity securities as of July 31, 2012 and 2011. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

	2012	2011
Cost basis	$1,462,472	$1,289,950
Unrealized holding gain (loss)	23,987	14,572
Aggregate fair value	$1,486,459	$1,304,522

Deferred compensation related to the Rabbi Trust was $1,486,459 and $1,304,522 as of July 31, 2012 and 2011, respectively.

Operating Lease

The Company is a party to a lease for its office and laboratory space that expires on September 30, 2012. Total rent expense including common area charges was approximately $73,965 and $68,330 during the years ended July 31, 2012 and 2011, respectively. Future minimum lease payments, of $3,339 per month plus the pro rata share of taxes, insurance and common facility charges are payable monthly through September 30, 2012. The lease was extended through February 2013 at similar terms. See Note 13 below.

Employment Agreement and Consulting Agreement

Effective December 1, 2007, we entered into an Employment Agreement with Mr. Geimer. The agreement provided for an annual base salary of $165,000 with annual deferred compensation of $75,000 and was to have expired on December 31, 2012. On June 26, 2012, Thomas V. Geimer resigned as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary. In connection with his resignation, Mr. Geimer entered into an Amendment to Employment Agreement with the Company, as well as a new Consulting Agreement. Pursuant to the Amendment to Employment Agreement, Mr. Geimer and the Company agreed to stagger certain payments due to him such that $650,000 was paid to Mr. Geimer upon the closing of the Investment and $700,000 will be payable to him on July 1, 2013. Any payments due to Mr. Geimer under his Employment Agreement (as amended) but not timely paid by the Company will bear interest at a rate of 18% per annum. In addition, the $75,000 deferred compensation payment for the Company’s fiscal year ending July 31, 2012 was contributed prior to the closing of the Investment. Pursuant to the Consulting Agreement, Mr. Geimer agreed to provide certain transition and other services to the Company. In exchange, for the remainder of 2012, the Company will pay Mr. Geimer an amount equal to $24,000 per month. From January 1, 2013 through December 31, 2013, Mr. Geimer’s aggregate consulting fee will be $96,000 ($8,000 per month).

NOTE 11 DEFERRED REVENUE

Deferred revenue recognized was $85,345 and $9,797, respectively; for the fiscal years ended July 31, 2012 and 2011. Deferred revenue consists of prepaid royalty fees from Nanostring and SCHOTT. During the year ended July 31, 2012 an additional $100,000 was received from SCHOTT as prepaid royalties of which $3,903 was recognized during the fiscal year ended July 31, 2012 and $10,428 recognized during the fiscal year ended July 31, 2011 and are reflected as OptiChem revenues.

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

At July 31, 2012 and 2011, investments of $1,486,459 and $1,304,522 were carried at fair value, and were classified within Level 1 of the valuation hierarchy.

NOTE 13 Subsequent Events

Colorado Lease Amendment

On August 3, 2012, the Company entered into an extension of its lease for office and laboratory space in Denver, Colorado. The amended lease extended the term of the lease until February 1, 2013 on similar terms as its current lease.

Arizona Lease and Grant Agreement

On August 20, 2012, the Company entered into a Lease Agreement (“Lease”) with Pima County, a political subdivision of the State of Arizona (“Landlord”), pursuant to which the Company will lease approximately 15,096 square feet of office space located in Tucson, Arizona for a period of three years (the “Initial Term”), which may be extended by the Company for up to three additional one-year periods (each a “Renewal Term”). The Lease also provides that the Company has the option, with six months prior notice to Landlord, to lease either or both of two additional areas with an aggregate size of approximately 7,920 square feet.

Pursuant to the Lease, the Company agreed to: (i) pay rent equal to $9.25 per usable square foot per year (approximately $139,600 per year or approximately $11,600 per month) during the Initial Term and $19.80 per usable square foot per year (approximately $298,900 per year or approximately $24,900 per month) during any Renewal Term; (ii) relocate its corporate offices to the Tucson area and begin operations within 30 days of the date that the tenant improvements are substantially completed (the “Commencement Date”); and (iii) within 18 months of the Commencement Date, employ at least 30 individuals with a median salary of at least $70,000, which median salary must be maintained throughout the term of the Lease. If the Company fails to satisfy the condition described in clause (iii) of the preceding sentence, the rental rate under the Lease will be increased by a percentage that is twice the percentage by which the Company’s annual payroll has fallen short of the specified goal (subject to a cap equal to $19.80 per usable square foot per year). The Lease also provides that Landlord will pay for tenant improvements (up to a cap of $1,400,000) as well as certain repairs, utilities and insurance. When completed, the Company believes this facility will be adequate for its needs for the foreseeable future.

On August 22, 2012, the Company entered into a Grant Agreement (the “Grant Agreement”) with the Arizona Commerce Authority, an agency of the State of Arizona (the “Authority”), pursuant to which the Authority will provide certain state and county sponsored incentives for the Company to relocate its corporate headquarters to, and expand its business within, the State of Arizona (the “Project”). Pursuant to the Grant Agreement, the Authority agreed to provide a total grant in the amount of $1,000,000 (the “Grant”) for the use by the Company in the advancement of the Project. The Grant is payable out of an escrow account in four installments, upon the achievement of the following milestones:

•	Milestone 1 – Relocation of Company’s operations and corporate headquarters to Arizona and creation of 15 Qualified Jobs (as defined below).
•	Milestone 2 – Creation of 30 Qualified Jobs (including Qualified Jobs under Milestone 1).
•	Milestone 3 – Creation of 40 Qualified Jobs (including Qualified Jobs under Milestones 1 and 2).
•	Milestone 4 – Creation of 65 Qualified Jobs (including Qualified Jobs under Milestones 1, 2 and 3) and capital investment of at least $4,520,000.

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties.

 Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s Management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of July 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s Management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of July 31, 2012.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no changes in the Company's internal control over financial reporting during the Company's fiscal quarter ended July 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2012 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

The information required by this Item is set forth under the headings “Executive Compensation” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is set forth under the heading “Certain Relationships and Related Transactions, and Director Independence” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is set forth under the heading “Fees Paid to Auditors” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or because the information required is included in the financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELR8 TECHNOLOGY CORPORATION

October 26, 2012	By:	/s/ Lawrence Mehren
(Date Signed)		Lawrence Mehren, President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence Mehren, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Lawrence Mehren	President, Chief Executive Officer and Director	October 26, 2012
Lawrence Mehren

/s/ Steve Reichling	Chief Financial Officer and Chief Accounting Officer	October 26, 2012
Steve Reichling

/s/ John Patience	Chairman of the Board of Directors	October 26, 2012
John Patience

/s/ Thomas V. Geimer	Director	October 26, 2012
Thomas V. Geimer

/s/ Jack Schuler	Director	October 26, 2012
Jack Schuler

/s/ Matthew W. Strobeck	Director	October 26, 2012
Matthew W. Strobeck, Ph.D.

Exhibit Index

Exhibit No.	Description	Filing Information

3.1.1	Articles of Incorporation of Accerl8 Technology Corporation, as amended from time to time	Filed herewith
3.1.2	Amendment to Articles of Incorporation of Accerl8 Technology Corporation	Incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
3.2	Bylaws of Accelr8 Technology Corporation	Filed herewith
4.1	Warrant No. 1 issued by Accelr8 Technology Corporation to Abeja Ventures, LLC on June 26, 2012	Filed herewith
4.2	Warrant No. 2 issued by Accelr8 Technology Corporation to Abeja Ventures, LLC on June 26, 2012	Filed herewith
10.1	Accelr8 Technology Corporation 2004 Omnibus Stock Option Plan*	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.2	Amendment to the Accelr8 Technology Corporation 2004 Omnibus Stock Option Plan*	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.3	Form of Stock Option Award Agreement*	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.4	Securities Purchase Agreement between Accelr8 Technology Corporation and Abeja Ventures, LLC, dated as of April 20, 2012	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q/A for the quarterly period ended April 30, 2012
10.5	Registration Rights Agreement between Accelr8 Technology Corporation and Abeja Ventures, LLC, dated as of June 26, 2012	Filed herewith
10.6	Employment Agreement between Accelr8 Technology Corporation and Thomas V. Geimer*	Filed herewith
10.7	Amendment to Employment Agreement between Accelr8 Technology Corporation and Thomas V. Geimer*	Filed herewith
10.8	Consulting Agreement between Accelr8 Technology Corporation and Thomas V. Geimer*	Filed herewith
10.9	Offer Letter between Accelr8 Technology Corporation and Lawrence Mehren, dated as of June 24, 2012*	Filed herewith
10.10	CFO Offer Letter, dates as of August 8, 2012	Filed herewith
10.11	Lease Agreement between Accelr8 Technology Corporation and Pima County, dated as of August 20, 2012	Filed herewith
10.12	Grant Agreement between Accelr8 Technology Corporation and the Arizona Commerce Authority, dated as of August 22, 2012	Filed herewith
23	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document