Form 10-Q
period 2012-10-31
ACCELR8 TECHNOLOGY CORP
filed 2012-12-14
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

July 31 (former fiscal year)

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No   ☐

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

Yes  ☐ No   ☒

As of December 5, 2012, there were 25,331,939 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELR8 TECHNOLOGY CORPORATION

Condensed Balance Sheets

ASSETS
	October 31, 2012 (Unaudited)	July 31, 2012
Current assets:
Cash and cash equivalents	$13,195,811	$14,263,248
Trade accounts receivable	753,204	750,947
Inventory	—	10,263
Prepaid expenses and other	19,437	17,928
Total current assets	13,968,452	15,042,386
Property and equipment, net	73,328	3,956
Investments, net	1,497,015	1,486,459
Intellectual property, net	325,362	680,941
Total Assets	$15,864,157	$17,213,742

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$83,905	$63,029
Accrued compensation and other liabilities	1,271,943	1,243,342
Deferred revenue	82,815	85,345
Total current liabilities	1,438,663	1,391,716
Long-term liabilities:
Deferred compensation	986,459	986,459
Total liabilities	$2,425,122	$2,378,175

Shareholders' equity:
Common stock, no par value;
45,000,000 shares authorized; 25,331,939 (October 31, 2012) and 11,103,367 (July 31, 2012) shares issued and outstanding	23,085,809	22,985,809
Contributed capital	8,093,399	7,924,880
Accumulated deficit	(17,466,573)	(15,801,522)
Shares held for employee benefit (1,129,110 shares at cost)	(273,600)	(273,600)
Total shareholders' equity	13,439,035	14,835,567
Total liabilities and shareholders' equity	$15,864,157	$17,213,742

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
Condensed Statements of Operations
(Unaudited)

	Three months ended
	October 31,	October 31,
Revenues:	2012	2011
Technical development fees	$—	$140,000
OptiChem revenue	2,529	12,008
License fees	—	50,000
Grant revenue	5,775	—
Total revenues	$8,304	$202,008

Costs and expenses:
Research and development	$564,224	$104,162
General and administrative	754,099	458,983
Amortization	25,327	64,087
Marketing and sales	6,116	4,170
Depreciation	1,807	515
Other expense, impairment of intangibles	333,487	—
Total costs and expenses	$1,685,060	$631,917

Loss from operations	(1,676,756)	(429,909)
Other (expense) income:
Interest and dividend income	1,147	4,003
Unrealized holding gain (loss) on investments	10,556	(4,368)
Total other income	$11,703	$(365)

Net loss	$(1,665,053)	$(430,274)
Net Loss per share: Basic and diluted net loss per share	$(0.07)	$(0.04)
Weighted average shares outstanding	25,261,609	11,103,367

See accompanying notes to financial statements.

ACCELR8 TECHNOLOGY CORPORATION
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	October 31,	October 31,
Cash flows from operating activities:	2012	2011
Net loss	$(1,665,053)	$(430,274)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	1,807	515
Amortization	25,327	64,087
Fair value of stock options granted for services	168,520	272,529
Unrealized holding (gain) loss on investments	(10,556)	4,368
Realized (gain) loss on investments, interest and dividends reinvested	(1,147)	—
Other expense, impairment loss	333,487	—
(Increase) decrease in assets:
Accounts receivable	(2,257)	(165,748)
Inventory	10,263	—
Prepaid expense and other	(1,509)	9,830
Increase (decrease) in liabilities:
Accounts payable	20,876	21,726
Accrued liabilities	28,601	11,499
Deferred revenue	(2,529)	95,479
Deferred compensation	—	16,319
Net cash used in operating activities	$(1,094,171)	$(99,670)

Cash flows from investing activities:

Purchase investments	$—	$(1,938)
Purchases of equipment and patent costs	(73,266)	(14,263)
Contribution to deferred compensation trust	—	(75,000)
Net cash used in investing activities	$(73,266)	$(91,201)

Cash flows from financing activities:
Exercise of warrants and options	100,000	128,569
Net cash provided by financing activities	$100,000	$128,569

Decrease in cash and cash equivalents	(1,067,437)	(190,871)
Cash and cash equivalents, beginning of year	14,263,248	775,856
Cash and cash equivalents, end of year	$13,195,811	$584,985

See accompanying notes to financial statements.

Accelr8 Technology Corporation

Notes to Condensed Financial Statements

Note 1. Basis of Presentation

The financial statements included herein have been prepared by Accelr8 Technology Corporation (the "Company") without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our annual audited financial statements dated July 31, 2012 included in our Annual Report on Form 10-K as filed with the SEC on October 26, 2012.

Management believes that the accompanying unaudited financial statements are prepared in conformity with generally accepted accounting principles, which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2012 may not be indicative of the results of operations for the transition period ended December 31, 2012 or the fiscal year ended July 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including receivables from major customers. The Company places its cash equivalents with a high credit quality financial institution. The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At October 31, 2012 and 2011, the Company's uninsured cash balance was approximately $0 and $105,104, respectively. The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each customer's financial position. The Company performs ongoing credit evaluations of its customer's financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at October 31, 2012 and 2011. The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximate fair value.

Income Taxes

The Company has no unrecognized tax benefits or liabilities. Should the Company determine that any penalty and interest be accrued as a result of current or future tax positions taken on its returns, such penalties and interest will be accrued in its financial statements as other non-interest expense and as interest expense during the period in which such determination is made.

The Company files federal and state income tax returns. These returns are subject to examination by taxing authorities for all tax years after 2008.

Note 3. Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the three months ended October 31, 2012, have had or are expected to have a material effect on our consolidated financial statements.

Note 4. Intellectual Property

Intellectual property consisted of the following:

	October 31, 2012	July 31, 2012

OptiChem Technologies	$192,954	$192,954
Patents	205,220	697,767
Trademarks	—	_ -
	398,174	890,721
Accumulated amortization	(72,812)	(209,780)

	$325,362	$680,941

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years, which approximates the patent and patent application life of the OptiChem® Technologies. Amortization expense was $25,327 and $64,087, respectively, for the three months ended October 31, 2012 and 2011.

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

During the quarter ended October 31, 2012, management determined that certain amounts carried on our balance sheet as capitalized patents are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $492,547 and recognized a loss of $333,487 in its reported loss from operations.

Note 5. License Agreements and Grants

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

Note 6. Employee Stock Based Compensation

On October 31, 2012, there were Common Stock options outstanding at exercise prices ranging from $1.04 to $4.50 with expiration dates between August 3, 2021 and October 22, 2022. For the three months ended October 31, 2012 and 2011, stock options and warrants exercisable into 18,386,430 and 985,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the quarters ended October 31, 2012 and 2011, the Company accounted for the compensation cost related to awards of stock options and other equity-based instruments to its employees, directors and consultants based on the fair value of the instrument on the grant date, and recognized this cost over the requisite service period. During the quarter ended October 31, 2012, the Company issued options to purchase at total of 1,360,000 common shares at exercise prices between $2.98 and $3.95 per share.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended October 31, 2012: no dividend yield; risk free interest rate of 0.66% to 4.5%; expected life of 5 years; and expected volatility of 111% to 130%. The weighted average remaining contractual life of options outstanding at October 31, 2012 and 2011 was 8.8 and 2.67 years, respectively.

As of October 31, 2012, unrecognized share-based compensation cost related to unvested stock options was $3,308,443. For the three-month period ended October 31, 2012 and 2011 the Company recognized $168,520 and $272,529, respectively in stock based compensation costs related to the issuance of stock options to employees.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the BACcel™ system, the Company will obtain sufficient capital to complete the development of the BACcel™ system, the Company will be able to protect its intellectual property, the Company's ability to respond to technological change, that the Company will accurately anticipate market demand for the Company's products and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company's unaudited condensed financial statements and related notes included elsewhere herein. The Company's future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company's business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled "Risk Factors" are in its Form 10-K for the fiscal year ended July 31, 2012, could affect the Company's actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

On June 26, 2012, we closed upon the sale to Abeja Ventures, LLC (“Abeja”) at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000 of 14,000,000 shares of the Company’s Common Stock, a warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share and another warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (collectively the “Investment”).

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

Recently Issued Accounting Pronouncements

No new accounting pronouncements, issued or effective during the three months ended October 31, 2012, have had or are expected to have a material effect on our consolidated financial statements.

Changes in Results of Operations: Three months ended October 31, 2012 compared to three months ended October 31, 2011

During the three months ended October 31, 2012, total revenues were $8,304 as compared to $202,008 during the three month period ended October 31, 2011, a decrease of $193,704, or 96%. The decrease was the result of the conclusion of revenue-generating technical development programs for which $140,000 was recognized during the three month period ending October 31, 2011.

Research and development expenses for the three months ended October 31, 2012 were $564,233 as compared to $104,162 during the three months ended October 31, 2011, an increase of $460,071 or 442%. The increase is primary the result of ramping investment in instrument and bio assays headcount comprising $261,599 of the increase. The remainder of the increase is for the purchase of laboratory supplies and instrumentation to support accelerated R&D efforts.

During the three months ended October 31, 2012, general and administrative expenses were $754,099 as compared to $458,983 during the three-month period ended October 31, 2011, an increase of $295,026 or 64%. The increase was primarily the result of increases in wage related expenses and professional services.

During the three months ended October 31, 2012, amortization was $25,327 as compared to $64,087 during the three month period ended October 31, 2011, a decrease of $38,850 resulting from the write-off of intangible assets during the prior 4 month period including an impairment charge of $333,487 from the three month period ended October 31, 2012.

Marketing and sales expenses for the three months ended October 31, 2012 were $6,116 as compared to $4,170 during the three months ended October 31, 2011. The increase was primarily due to the increase in external services utilized.

Depreciation for the three months ended October 31, 2012 was $1,807 as compared to $515 during the three months ended October 31, 2011, an increase of $1,292 or 251%. The increased depreciation was the result of laboratory equipment purchases during the quarter.

As a result of the above factors, loss from operations for the three months ended October 31, 2012 was $1,676,756 as compared to the loss from operations of $429,909 during the three months ended October 31, 2011, an increase in net loss of $1,246,847 or 290%.

Interest and dividend income during the three months ended October 31, 2012 was $1,147 as compared to $4,003 during the three months ended October 31, 2011 a decrease of $2,856 or 71%. Interest income decreased as a result of general market conditions.

Unrealized holding gain/(loss) on investments held in the deferred compensation trust for the three months ended October 31, 2012 was $10,556 as compared to a loss of $4,368 for the three months ended October 31, 2011, an increase in unrealized gain of $14,924. The change was a result of increased value of the underlying securities and general market conditions.

As a result of these factors, net loss for the three months ended October 31, 2012 was $1,665,053 as compared to a net loss of $430,274 during the three months ended October 31, 2011, an increase in net loss of $1,234,779 or 287%.

Capital Resources and Liquidity

During the three months ended October 31, 2012, we did not generate positive cash flows from operating activities.

Our primary sources of liquidity have been from sales of shares of our Common Stock and revenues from operations. As of October 31, 2012, the Company had $13,195,811 in cash and cash equivalents, an increase of $12,610,826 from $584,985 at October 31, 2011. The primary reason for the change in cash and cash equivalents was the infusion of $14,420,000 for issuance of Common Stock from the Investment. The Company has recently entered into a Lease Agreement whereby it plans to move the Company’s principal offices to Tucson, Arizona. The Company has contractual obligations to a director and a former officer of the Company in the amount of $700,000 during the 12 month period ending July 31, 2013.

As of October 31, 2012, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next fiscal year.

The following summarizes the Company’s capital resources at October 31, 2012 compared with July 31, 2012:

	October 31, 2012	July 31, 2012
Cash and cash equivalents	$13,195,811	$14,263,248
Accounts receivable (short term)	$753,204	$750,947
Current assets	$13,968,452	$15,042,386
Total assets	$15,864,157	$17,213,742
Current liabilities	$1,438,663	$1,391,716
Working Capital	$12,529,789	$13,650,670
Net cash used in operating activities	$(1,094,171)	$(815,672)
Net cash used in investing activities	$(73,266)	$(245,505)
Net cash used in financing activities	$100,000	$14,548,569

Our primary use of capital has been for the research and development of the BACcel™ system. We believe our capital requirements will continue to be met with our existing cash balance, revenues provided by licensors and those provided under grants, exercises of warrants and stock options and/or, additional issuance of equity or debt securities. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments.

Item 4. Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based on that evaluation, the CEO and the CFO concluded that as of October 31, 2012, the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The CEO and the CFO also confirmed that there was no change in the Company's internal control over financial reporting during the quarter ended October 31, 2012.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

* Furnished

** Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELR8 TECHNOLOGY CORPORATION

December 14, 2012	By:	/s/ Lawrence Mehren
(Date Signed)		Lawrence Mehren, President and Chief Executive Officer

/s/ Steve Reichling
Steve Reichling, Chief Financial Officer and Chief Accounting Officer