Form 10-KT
period 2012-12-31
Accelerate Diagnostics, Inc
filed 2013-03-20
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended __________

☑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2012 to December 31, 2012

Commission file number: 001-31822

ACCELERATE DIAGNOSTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1072256
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3950 South Country Club, Suite 470
Tucson, Arizona	85714
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(520) 365-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

  Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑  Yes  ☐  No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes  ☑  No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2012 (the registrant’s hypothetical second fiscal quarter in its new fiscal year) was $27,147,316, which was computed based upon the closing price of the registrant’s common stock on June 29, 2012 of $2.69.

There were 38,832,209 shares of common stock of the registrant outstanding as of March 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Except as otherwise indicated by the context, references in this Transition Report on Form 10-K (this “Form 10-K”) to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Accelerate that are based on the beliefs of our management, as well as assumptions made by and information currently available to us.  When used in this Form 10-K, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding technologies and products we are developing or intend to develop in the future; statements regarding the ability of such technologies and products to work as intended; statements regarding our ability to bring such products to the market and commercialize them; statements regarding future opportunities for the Company and its technologies; statements regarding competition, the market and industry in which we intend to compete, and demand and acceptance of new products; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements of belief or intention; and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and actions and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this Form 10-K as anticipated, estimated or expected, including, but not limited to the factors listed in Item 1A – Risk Factors in this Transition Report on Form 10-K. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.

PART I

Item 1.   Business

Overview

Accelerate Diagnostics, Inc. is focused on developing and commercializing innovative instrumentation for the rapid identification and antibiotic susceptibility testing of infectious pathogens. The Company’s BACcelTM platform utilizes a proprietary culture-free process with both genomic and phenotypic detection technologies that decrease time to result while maintaining high sensitivity and specificity.

Background

Every six minutes, another American dies from a hospital-acquired infection (HAI). The U.S. Centers for Disease Control and Prevention (“CDC”) estimates that almost 100,000 HAI fatalities occur annually that are attributable to bacterial infections acquired in a US healthcare facility. HAI occurs when a patient enters the hospital for some reason other than an infectious disease, then contracts infection more than two days after admission. The HAI mortality rate is more than double that from auto accidents, far more than any type of cancer except lung cancer, and more than seven and one-half times that from AIDS. Despite intensive efforts to improve prevention and care, mortality has remained the same for more than ten years.

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

Popular news media have reported widely about methicillin-resistant Staphylococcus aureus (“MRSA”) as a multi-resistant "superbug." Organizations such as the CDC and the Infectious Diseases Society of America have also identified other multi-drug resistant organisms as presenting even greater threats. They include Pseudomonas, Acinetobacter, and Klebsiella. In the hospital intensive care unit (“ICU”), “Staph” infections (including MRSA) typically cause approximately 30% of fatal HAIs. This increase in multi-drug resistant organisms creates an opportunity for the Company by driving demand for rapid identification.

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

Products (BACcel™ System Development)

Since 2004, we have focused our efforts on the development of an innovative rapid diagnostic platform, the BACcel™ system, intended for rapid diagnosis in life-threatening infectious pathogens. Our goal is to reduce the failure rate of initial therapy by shortening the lab turnaround time to less than eight hours, rather than the 2-3 days now required. Rapid testing would provide guidance in time to influence initial therapy.

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

Research and Development

We have used two developmental instruments in our laboratory since 2006. In March 2011, we upgraded one of the systems to test engineering improvements. In April 2011, we installed a completely upgraded third system that substantially increases analytical sensitivity and scanning speed. This next-generation system includes a separate fluidic robot and a custom high-speed scanning microscope. The latest prototype increases scan rate approximately 40-fold relative to the original prototypes. This speed substantially improves detection sensitivity for working with specimens that have low microbial counts. It also improves our ability to analyze specimens that require dilution because of high levels of interfering materials, such as endotracheal aspirates used to monitor treatment effectiveness during therapy for pneumonia. We have used the latest prototype for formal proof of concept testing under independent outside observation of testing and outside performance assessment.

During the fiscal year ended July 31, 2008, the Company placed two identical development systems in collaborating research institutions: Denver Health, and Barnes-Jewish Hospital at Washington University in St. Louis. The two institutions have replicated and extended the Company’s own pre-clinical research using analytical methods developed by the Company. Both institutions have also begun pilot clinical studies on specimens from ICU patients using experimental protocols authorized by their respective Institutional Review Boards.

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

In ongoing technical development of the BACcel™ system, our internal technical team designs the analytical methods and validates them through well-controlled experiments. Studies include comparisons of results between standard methods and the BACcel™ system using well-characterized bacterial and other infectious pathogen strains and clinical patient specimens. Examples of patient specimens tested to date include lower respiratory tract specimens (endotracheal aspirates, visually-guided bronchoalveolar lavage – BAL, and mini-BAL), urine and cerebrospinal fluid. We have also tested positive blood cultures that originally contained extremely low numbers of infectious pathogens.

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

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) approved $2 million of funding for a 35-month project of which the Company estimates it will receive direct monies for internal research and development of $750,000. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Company’s BACcel™ rapid diagnostic system to wound infections and other serious infections secondary to trauma. Beginning October 2012, the Company began setting up experiments under this grant and billing Denver Health for these costs. Given these costs and their associated reimbursements consist of sponsored R&D and don’t constitute operating revenues they have and will be recorded against research and development expenses. Through December 31, 2012 the company had $15,696 in such billings.

In June 2012, the company began a reorganization, resulting in a significant planned increase in internal research and development staff. This team - including engineers, chemists, and microbiologists - has significant experience in the diagnostics field, having developed and commercialized numerous IVD instruments and tests. Progress towards the company's IVD product launch continues, with management expecting to be in development through 2014, launching in 2015, with additional clinical trials continuing through 2016.

During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, we spent $1,777,244, $431,906 and $454,997, respectively, on research and development activities.

Sales, Licensing, and Alliances

The Company signed a licensing agreement for microarraying slides using OptiChem coatings with Schott Jenaer Glas GmbH (“SCHOTT”) on November 4, 2004. Since this time, SCHOTT and the Company have extended this license. On August 15, 2011, Schott Technical Glass Solutions GmbH renewed and expanded its licenses for OptiChem microarray slide products, designated as Schott Nexterion Slide H and Slide HS. The terms remain substantially the same as in previous agreements, with the expansion to include microarray slide products intended for use in medical diagnostic devices. Previous agreements excluded medical applications. This expansion makes SCHOTT the second company that intends to use OptiChem coatings on medical devices.

This agreement extends the non-exclusive license through November 24, 2014. SCHOTT paid the Company $150,000 comprised of a one-time license fee of $50,000 and non-refundable prepaid royalties of $100,000. Royalties consist of 5% of SCHOTT’s net product sales. For medical applications, SCHOTT agrees to refer individual customers directly to the Company for licensing if annual purchases by a customer exceed 20,000 units.

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

Many potential competitors have greater research and development, financial, manufacturing, marketing and sales resources than we do. In addition, some potential competitors may, individually, or together with companies affiliated with them, have greater human and scientific resources than we do. Potential competitors could develop technologies and methods for materials that render the BACcel™ system and our technologies and methodologies less competitive. However, management is not aware of any development programs that address the same applications as the BACcel™ system.

Operations

We own all of our laboratory equipment. Until February 1, 2013, we leased approximately 6,400 square feet of laboratory and administrative space in Denver, Colorado. Within that laboratory facility, we constructed a cleanroom for research and development and pilot production. As of February 1, 2013, we relocated our headquarters and lease approximately 15,100 square feet of office and laboratory space in Tucson, Arizona. We are also under contract to Denver Health for approximately $3,000 per month for use of its facilities and oversight by an ICU Physician.

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

Intellectual Property

We rely upon a combination of patent, copyright, trademark and trade secret laws; employee and third party non-disclosure agreements, license agreements and other intellectual property protection methods to protect our proprietary rights. We are committed to developing a continuing stream of intellectual property and aggressive protection of our position in key technologies. As of December 31, 2012, we have eight issued patents plus four United States and eight international patent filings pending.

The Company’s first patent on the core BACcel™ technology, U.S. Patent No. 7,341,841 titled "Rapid Microbial Detection and Antimicrobial Susceptibility Testing" was issued on March 11, 2008. The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells.

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

Employees

We have 15 full-time employees. We have not entered into any collective bargaining agreements and consider our labor practices and employee relations to be good.

Item 1A. Risk Factors

Investing in our securities involves risk. In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Transition Report on Form 10-K. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common stock. In addition, the “Forward-Looking Statements” located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business that should be carefully evaluated prior to making a decision to invest in our securities.

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

Limited revenues from our products and no assurance of future revenues. We have received limited revenue from sales based on products using our OptiChem technology. There is no assurance that we will be successful in marketing our OptiChem products in the future or will receive any revenue from such products. Further, there can be no assurance that we will be successful in marketing the BACcel™ system or will receive any revenues from it. During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, we experienced losses from operations. If we are unsuccessful in completing the development of the BACcel™ system and generating revenues from such product, we will likely continue to experience losses from operations and negative cash flow as we have in the past, which may have a material adverse effect upon the Company, its results of operations and the price of our Common Stock may be adversely affected.

Dependence on key employees. The loss or failure to attract and retain key personnel could significantly impede our performance, including product development, strategic plans, marketing and other objectives. Our success depends to a substantial extent not only on the ability and experience of our senior management, but particularly upon Lawrence Mehren, our President and Chief Executive Officer. We do not have key man life insurance on Mr. Mehren. To the extent that the services of Mr. Mehren would be unavailable to us, we would be required to find another person to perform the duties Mr. Mehren otherwise would perform. We may be unable to employ another qualified person with the appropriate background and expertise to replace Mr. Mehren on terms suitable to us. Further, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled technical, managerial, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our products, develop new products and to conduct our operations successfully.

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

We have a single research and development facility and we may lose revenue and be unable to continue to conduct our research and development and product development activities if we lose this facility. We currently conduct all of our research and development and product development activities in our existing facility in Tucson, Arizona. If we were unable to use these facilities to conduct our research and development and product development activities, we would have no other means of conducting such activities until we were able to restore such capabilities at the current facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities. Further, we may not be able to maintain our relationships with our licensees or customers. While we carry a nominal amount of business interruption insurance to cover lost revenue and profits, this insurance does not cover all possible situations. In addition, our business interruption insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with our licensees or customers. The loss of facility may have a material adverse effect upon the Company and its results of operations.

Our business strategy approach may be adversely affected by additional healthcare reform and changes in managed healthcare. Our vision is to develop and commercialize the BACcel™ system, an innovative, integrated system for rapid identification of infectious pathogens and their antibiotic resistance in critically ill patients. Healthcare reform and the growth of managed care organizations have been considerable forces in the medical diagnostics industry and in recent political discussions. These forces continue to and are expected in the future to place constraints on the levels of overall pricing and thus could have a material adverse effect on our future profit margins of our products or the amounts that we are able to receive from third parties for the licensing of such products. Such continuing changes in the United States healthcare market could also force us to alter our approach to selling, marketing, distributing and servicing our products and customer base. In and outside the United States, changes to government reimbursement policies could reduce the funding that healthcare service providers have available for diagnostic product expenditures, which could have a material adverse impact on the use of the products we are developing and our future sales, license and royalty fees and /or profit margin.

We have and intend to make significant additional investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues. The BACcel™ system integrates several of our component products, systems and processes. For the five month periods ended December 31, 2012 and 2011 and the fiscal years ended July 31, 2012 and 2011, we spent $1,777,244, $163,340, $431,906 and $454,997, respectively, on research and development expenses, and we intend to spend significantly more on research and development activities during the fiscal year ending December 31, 2013 and thereafter. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the BACcel™ system. There can be no assurance that the BACcel™ system will be successful, or even if it is successful will be accepted in the marketplace. Further, we might also encounter substantial delays in getting products to market in a timely fashion. There can be no assurance that we will complete the development of the BACcel System, will bring it to market or will generate revenues from licensing or sales.

Acquisitions and joint ventures may have an adverse effect on our business.  In the future, we may make acquisitions or enter into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or there is a diversion of management’s attention from our other business operations. These events could harm our operating results or financial condition.

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

Delaware law and our Certificate of Incorporation may protect our directors from certain types of lawsuits. Delaware law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors. Our Certificate of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

Our stock price has been volatile and may continue to be volatile and traded on low volumes; Dividend Policy. The trading price of our Common Stock has been, and is likely to continue to be, highly volatile, in large part attributable to developments and circumstances related to factors identified in "Forward-looking Statements" and "Risk Factors" and the market’s response to our operations and financial condition. Another factor contributing to volatility in the price of our Common Stock is the low trading volume currently prevailing in the market for our shares. The market value of your investment in our Common Stock may rise or fall sharply at any time because of this volatility, and also because of significant short positions that may be taken by investors from time to time in our Common Stock. During the transition period ended December 31, 2012, the closing sale price for our Common Stock ranged from $2.80 to $4.15 per share. The market prices for securities of medical technology companies historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Further, we do not intend to pay any cash dividends on our Common Stock in the foreseeable future.

We may require additional capital in the future and you may incur dilution to your stock holdings.  We have historically relied upon our existing cash balance, revenues and capital from the sale of our securities to fund our operating losses and we expect that we will continue to incur operating losses until we are able to complete the development of the BACcel™ system and sell it into the marketplace or license it to a third party.  If capital requirements vary materially from those currently forecast by management, we may require additional capital sooner than expected.  If we require additional capital, we may attempt to raise it through a variety of strategies, including but not limited to a rights offering and/or a follow-on offering of our Common Stock. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all.  We have the authority to issue up to 45,000,000 shares of Common Stock (of which, as of March 6, 2013, 38,832,209 shares were outstanding), to issue up to 5,000,000 shares of Preferred Stock (of which none were issued nor outstanding as of March 1, 2013) and to issue options and warrants to purchase shares of our Common Stock (of which 4,405,500 options and 571,160 warrants to acquire shares of our Common Stock were issued and outstanding as of the same date).  Issuances of additional shares of our Common Stock in the future, whether in connection with a rights offering, follow-on offering or otherwise, would dilute existing shareholders and may adversely affect the market price of our Common Stock.

The continued listing of our Common Stock on the NASDAQ Capital Market is subject to our compliance with various Listing Rules.  Currently, our Common Stock is listed for trading on the NASDAQ Capital Market.  In order for our Common Stock to continue to be traded on such market, we must comply with various Listing Rules pertaining to, among other things, the bid price of our Common Stock (which must remain above $1.00 per share), the composition of our board of directors and our various board committees, and other corporate governance matters.  While we are currently in compliance with such Listing Rules (subject to any compliance grace periods that may be available thereunder), we can provide no assurance that we will remain in compliance with NASDAQ’s Listing Rules in the future, or that our Common Stock will continue to be traded on the NASDAQ Capital Market or any other market.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

Until February 1, 2013, we leased approximately 6,400 square feet of office and laboratory space in Denver, Colorado. The monthly rent and utilities averaged approximately $6,000 per month. As of February 1, 2013, we relocated our headquarters and lease approximately 15,100 square feet of office and laboratory space in Tucson, Arizona. The lease provides for a term of three years, which may be extended by the Company for up to three additional one-year periods. The lease also provides that the Company has the option to lease either or both of two additional areas with an aggregate size of approximately 7,900 square feet. Pursuant to the lease, the Company agreed to pay rent equal to approximately $139,600 per year during the initial term and approximately $298,900 per year during any renewal term.

Item 3.   Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 26, 2012, the Company’s Common Stock is traded on the NASDAQ Capital Market under the trading symbol AXDX. Previously, our Common Stock was traded on the NYSE Amex Stock Market under the trading symbol AXK. The information in the following table sets forth the high and low sales price information for our Common Stock for the period from August 1, 2010 through December 31, 2012.

Quarter Ended	High (1)	Low (1)
October 31, 2010	$1.16	$0.67
January 31, 2011	$1.37	$0.89
April 30, 2011	$4.90	$1.30
July 31, 2011	$7.17	$3.54
October 31, 2011	$3.80	$2.42
January 31, 2012	$2.98	$1.12
April 30, 2012	$2.86	$0.77
July 31, 2012	$3.80	$2.25
October 31, 2012	$4.08	$2.80
December 31, 2012	$4.15	$2.97

(1) The above table sets forth the range of high and low closing prices per share of our Common Stock as reported by the finance page at www.yahoo.com for the periods indicated.

Holders

As of March 6, 2013, we had approximately 240 record owners of our Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of available outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	4,360,500	$2.14	1,632,000
Equity compensation plans not approved by security holders	—	—	—
Total	4,360,500	$2.14	1,632,000

Item 6.   Selected Financial Data

Not applicable to smaller reporting companies.

Item 7.   Management’s Discussion and Analysis and Results of Operation

Recent Investments and Other Material Developments

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

During the fiscal year ending December 31, 2013 we intend to continue technical validation of the BACcel™ system methods, continue field studies including pilot clinical studies at Denver Health and Barnes-Jewish Hospital among others, and continue to publish the results of internal and collaborative studies.

Changes in Results of Operations: Five Months Ended December 31, 2012 (audited) Compared With Five Months Ended December 31, 2011 (unaudited)

Licensing and technical development revenues were $17,712 for the five month period ended December 31, 2012 as compared to $202,008 for the five month period ended December 31, 2011, a decrease of $184,296 or 91%. The decrease was the result of the final payment under development agreement with Novartis of $140,000, which had concluded prior to and therefore did not recur during the five month period ended December 31, 2012.

During the five month periods ended December 31, 2012 and 2011, there was no cost of sales due to the fact that no goods were manufactured and sold by the Company during these periods. License revenues recognized during these periods were earned through continuing license arrangements.

Research and development expenses for the five month period ended December 31, 2012 were $1,777,244, as compared to $163,340 for the five month period ended December 31, 2011, an increase of $1,613,904 or 988%. This increase was primarily the result of instrument engineering hiring and related expenses.

General and administrative expenses for the five month period ended December 31, 2012 were $1,247,519, as compared to $555,008 during the five month period ended December 31, 2011, an increase of $696,511 or 125%. The following summarizes the major components of the changes:

	5mo.12/31/2012	5mo.12/31/2011
	audited	unaudited	Increase/(Decrease)
Accounting & Auditing	$82,244	$36,774	$45,470
Consulting	344,459	272,529	71,930
Corporate and Shareholder	142,064	43,171	98,893
Corporate Insurance	17,080	10,093	6,987
Employee Benefits	8,841	1,568	7,273
Payroll Taxes	24,949	9,755	15,194
Salaries	328,985	152,819	176,166
Travel	81,389	2,470	78,919
Legal	152,362	7,500	144,862
Other General & Administrative Expenses	65,146	18,329	46,817
Total General & Administration Expenses	$1,247,519	$555,008	$692,511

Amortization for the five month period ended December 31, 2012 was $38,023, as compared to $64,087 for the five month period ended December 31, 2011. The decrease in amortization was the result of intangible asset impairments taken in July and October 2012, which thereby decreased the amortization expenses for the five month period ended December 31, 2012.

Depreciation for the five month period ended December 31, 2012 was $4,644, as compared to $515 during the five month period ended December 31, 2011, an increase of $4,129 or 802%. The increased depreciation was the result of lab equipment and other infrastructure fixed asset additions during the five month period ended December 31, 2012.

Marketing and sales expenses were $18,940 for the five month period ended December 31, 2012, as compared to $6,691 during the five month period ended December 31, 2011, an increase of $12,249 or 183%. This increase was primarily the result of increased sales and market intelligence and website design consulting expenses incurred during the five month period ended December 31, 2012.

Intangible asset impairment loss was $333,487 for the five month period ended December 31, 2012.

As a result of these factors, loss from operations for the five month period ended December 31, 2012 was $3,402,145, as compared to a loss of $587,633 for the five month period ended December 31, 2011, resulting in a greater loss of $2,814,512.

Interest, dividend and other income for the five month period ended December 31, 2012 was $1,921, as compared to $679 for the five month period ended December 31, 2011, an increase of $1,242 or 183%. The increase in interest income is the result of a higher cash carrying balance during the five month period ended December 31, 2012.

As a result of these factors, net loss for the five month period ended December 31, 2012 was $3,400,224, as compared to a net loss of $586,954 for the five month period ended December 31, 2012, resulting in a greater loss of $2,813,270.

Changes in Results of Operations: Fiscal Year Ended July 31, 2012 Compared With Fiscal Year Ended July 31, 2011

Technical development fee revenues were $140,000 for the year ended July 31, 2012, as compared to $842,408 for the year ended July 31, 2011, a decrease of $702,408 or 83.4%. The decrease in technical development fees was the result of the conclusion of work under the Novartis Technical Development Agreement during the 2012 fiscal year.

OptiChem slide revenues for the year ended July 31, 2012 were $45,910, as compared to $34,279 for the year ended July 31, 2011, an increase of $11,631, or 33.9%. The increase in OptiChem revenues was primarily due to an increase in revenue recognized under our license arrangements with NanoString and SCHOTT.

License fees for the year ended July 31, 2012 were $50,000, as compared to $0 during the fiscal year ended July 31, 2011. The increase in license fees was the result of the licensing agreement executed with SCHOTT during the period which consisted of an upfront license fee of $50,000 and $100,000 in prepaid royalties. Pursuant to the Company’s revenue recognition policy and generally accepted accounting policies, the upfront payment was recognized upon receipt and the prepaid royalties recognized in the period in which they are earned based on sales reported by SCHOTT.

During the fiscal year ended July 31, 2011, we received a Qualified Therapeutic Discovery Grant in the amount of $244,479 that was not presented during the 2012 fiscal year.

During the fiscal year ended July 31, 2012 and 2011, there were no cost of sales due to the fact that the slides are manufactured by SCHOTT and NanoString pursuant to license agreements.

Research and development expenses for the year ended July 31, 2012, were $431,906, as compared to $454,997 during the year ended July 31, 2011, a decrease of $23,091 or 5.1%. This decrease was primarily the result of reductions in clinical trial expenditures. Clinical trial expenditures decreased to $27,342 for the year ended July 31, 2012 from $35,871 for the year ended July 31, 2011, a decrease of $8,529 or 23.8%.

General and administrative expenses for the year ended July 31, 2012 were $2,945,309, as compared to $810,078 during the year ended July 31, 2011, an increase of $2,135,231 or 264.0%. The following summarizes the major components of the changes:

	12mo.7/31/2012	12mo.7/31/2011	Increase/(Decrease)
Audit and Accounting	$49,849	$79,539	$(29,690)
Consulting and change of control fees	2,159,043	90,021	2,069,022
Corporate and Shareholder	100,749	84,598	16,151
Corporate Insurance	35,619	34,704	915
Deferred Compensation	106,936	95,985	10,951
Employee Benefits	3,751	3,402	349
Payroll Taxes	42,949	32,804	10,145
Salaries	327,429	316,421	11,008
Travel	4,952	3,489	1,463
Legal	69,804	21,770	48,034
Other General Administrative Expenses	44,228	47,345	(3,117)
	$2,945,309	$810,078	$2,135,231

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

As a result of these factors, loss from operations for the year ended July 31, 2012 was $5,351,760, as compared to a loss of $409,425 for the year ended July 31, 2011, resulting in a greater loss of $4,942,335.

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

Capital Resources and Liquidity

For the five month period ended December 31, 2012, we did not generate positive cash flows from operating activities. Our primary sources of liquidity have been from sales of shares of our Common Stock and revenues from operations. As of December 31, 2012, the Company had $12,068,747 in cash and cash equivalents, an increase of $11,481,191 from December 31, 2011. The primary reasons for the change in cash and cash equivalents was the infusion of $14,420,000 for issuance of Common Stock from the Investment. The Company has recently entered into a Lease Agreement and moved into its new principal offices in Tucson, Arizona. The Company has contractual obligations to a director and a former officer of the Company in the amount of $796,000 for the fiscal year ended December 31, 2013 of which $700,000 is established in an accrued liability balance for the second half of a separation payment and $96,000 for consulting services.

As of December 31, 2012, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next fiscal year.

The following summarizes the Company’s capital resources at December 31, 2012 as compared with the previous two fiscal year end periods of July 31, 2012 and 2011:

	December 31, 2012	December 31, 2011	July 31, 2012	July 31, 2011
Cash and cash equivalents	$12,068,747	$587,556	$14,263,248	$775,856
Accounts receivable (short term)	$763,899	$1,339,295	$750,947	$596,128
Current assets	$12,849,025	$1,985,914	$15,042,386	$1,422,839
Total assets	$13,316,116	$6,108,996	$17,213,742	$6,264,338
Current liabilities	$1,248,068	$212,095	$1,391,716	$69,340
Working Capital	$11,600,957	$1,773,819	$13,650,670	$1,353,499
Net cash (used)/provided by operating activities	$(2,136,153)	$(185,562)	$(815,672)	$448,481
Net cash (used in)/provided by investing activities	$(158,348)	$(2,738)	$(245,505)	$(150,336)
Net cash (used) provided by financing activities	$100,000	$—	$14,548,569	$194,438

Our primary use of capital has been for the research and development of the BACcel™ system. We believe our capital requirements will continue to be met with our existing cash balance, revenues provided by licensors of our products and/or, additional issuance of equity or debt securities. If capital requirements vary materially from those currently forecast by management, we may require additional capital sooner than expected. If we require additional capital, we may attempt to raise it through a variety of strategies, including but not limited to a rights offering and/or a follow-on offering of our Common Stock. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Issuances of additional shares of our Common Stock in the future, whether in connection with a rights offering, follow-on offering or otherwise, would dilute existing shareholders and may adversely affect the market price of our Common Stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012. The adoption of this amendment in 2013 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets as it provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for fiscal years beginning after September 15, 2012. However early adoption is permitted. The adoption of this amendment in 2013 will not have an impact on the Company's consolidated financial position, results of operations or cash flows

Application of Critical Accounting Policies

Use of Estimates

See Note 2, Use of Estimates section, to the footnotes to the consolidated financial statements included in this Transition Report on Form 10-K.

Revenue Recognition

See Note 2, Revenue Recognition section, to the footnotes to the consolidated financial statements included in this Transition Report on Form 10-K.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2012, July 31, 2012 and July 31, 2011, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax asset (See Note 8, Income Taxes, to the footnotes to the consolidated financial statements included in this Transition Report on Form 10-K for additional information).

Intangible Assets

We amortize our intangible assets over the period the asset is expected to contribute directly or indirectly to our future cash flows. We evaluate the remaining useful life of each intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

We review our intangible assets for impairment each reporting period as discussed below under “Impairment of Long-Lived and Intangible Assets.” An impairment loss will be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value (See Note 6, Intellectual Property, to the footnotes to the consolidated financial statements included in this Transition Report on Form 10-K for additional information).

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

During the fiscal year ended July 31, 2012, management determined that acquired technology amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $1,996,583 and recognized the loss in its reported net loss. Additionally, during the five month period ended December 31, 2012 management determined that patent amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book value by $333,487 and recognized the loss in its reported net loss (See Note 6, Intellectual Property, to the footnotes to the consolidated financial statements included in this Transition Report on Form 10-K for additional information).

Research and Development

Research and development expenses are expensed as incurred. Research and development expenses include salaries and related expenses associated with the development of our technology and include compensation paid to engineering personnel and fees to consultants (See Note 2, Research and Development section, to the footnotes to the consolidated financial statements included in this Transition Report on Form 10-K for additional information).

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in this Transition Report on Form 10-K and in the Company’s 2012 Proxy Statement that is incorporated herein by reference that existed as of July 31, 2012 that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. Subsequent to July 31, 2012, the Company has subsequently entered into a Lease Agreement as described in Item 2. Properties above (See Note 10, Commitments, to the footnotes to the consolidated financial statements included in this Transition Report on Form 10-K for additional information).

Contractual Obligations	2013	2014	2015	2016	2017
Operating Lease Obligations	$123,043	$139,638	$139,638	$23,273	—
Other Contractual Obligations	796,000	—	—	—	—
Total	$919,043	$139,638	$139,638	$23,273	$—

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.   Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2012 and 2011 and July 31, 2012 and 2011

Statements of Operations for the five month periods ended December 31, 2012 and 2011 and the fiscal years ended July 31, 2012 and 2011

Statements of Shareholders Equity for the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011

Statements of Cash Flow for the five month periods ended December 31, 2012 and 2011 and the fiscal years ended July 31, 2012 and 2011

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Accelerate Diagnostics, Inc.

Tucson, Arizona

We have audited the accompanying balance sheets of Accelerate Diagnostics, Inc. (a Delaware corporation) as of December 31, 2012, July 31, 2012 and July 31, 2011 and the related statements of operations, shareholders’ equity and cash flows for the five month period ended December 31, 2012 and for each of the years ended July 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accelerate Diagnostics, Inc. as of December 31, 2012, July 31, 2012 and July 31, 2011 and the results of its operations and changes in its cash flows for the five month period ended December 31, 2012 and each of the years ended July 31, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

Denver, Colorado

March 19, 2013

/s/ COMISKEY & COMPANY

PROFESSIONAL CORPORATION

ACCELERATE DIAGNOSTICS, INC.
BALANCE SHEETS
DECEMBER 31, 2012 AND 2011, JULY 31, 2012 AND 2011

ASSETS
	12/31/2012	12/31/2011 unaudited	07/31/2012	07/31/2011
Current assets:
Cash and cash equivalents	$12,068,747	$587,556	$14,263,248	$775,856
Trade accounts receivable	763,899	1,339,295	750,947	596,128
Inventory (Note 3)	—	30,278	10,263	30,278
Prepaid expenses and other (Note 4)	16,379	28,785	17,928	20,577
Total current assets	$12,849,025	$1,985,914	$15,042,386	$1,422,839
Long term accounts receivable, net of current portion	—	—	—	745,440
Property and equipment, net (Note 5)	147,811	3,012	3,956	3,528
Investments, net (Note 10)	—	1,377,091	1,486,459	1,304,522
Intellectual property, net (Note 6)	319,280	2,742,979	680,941	2,788,009
Total Assets	$13,316,116	$6,108,996	$17,213,742	$6,264,338

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$299,650	$74,846	$63,029	$34,961
Accrued compensation and other liabilities	870,384	31,973	1,243,342	24,582
Deferred revenue (Note 11)	78,034	105,276	85,345	9,797
Total current liabilities	$1,248,068	$212,095	$1,391,716	$69,340
Long-term liabilities:
Deferred compensation	—	1,395,841	986,459	1,379,522
Total liabilities	$1,248,068	$1,607,936	$2,378,175	$1,448,862

Shareholders' equity (Note 7):
Common stock, $001 par value (12/31/2012), $0 par value (12/31/2011, 7/31/2012, 7/31/2011); 45,000,000 shares authorized; 25,331,939 (12/31/2012), 11,103,367 (12/31/2011), 25,231,939 (7/31/2012) and 11,103,367 (7/31/2011) shares issued and outstanding	$25,332	$14,333,258	$22,985,809	$14,333,258
Contributed capital	31,244,462	1,519,393	7,924,880	1,246,864
Accumulated deficit	(19,201,746)	(11,077,991)	(15,801,522)	(10,491,046)
Shares held for employee benefit 0 (12/31/2012); 1,129,110 shares (12/31/2011, 7/31/2012, 7/31, 2011)	—	(273,600)	(273,600)	(273,600)
Total shareholders' equity	12,068,048	4,501,060	14,835,567	4,815,476
Total liabilities and shareholders' equity	$13,316,116	$6,108,996	$17,213,742	$6,264,338

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
STATEMENTS OF OPERATIONS
FOR THE FIVE MONTH PERIODS ENDED DECEMBER 31, 2012 AND 2011 AND FOR THE YEARS ENDED JULY 31, 2012 AND 2011

Revenues (Note 9 and 11):	5mo.12/31/2012	5mo.12/31/2011 unaudited	12mo.7/31/2012	12mo.7/31/2011
Technical development fees	$—	$140,000	$140,000	$842,408
OptiChem revenue	17,712	62,008	45,910	34,279
License fees	—	—	50,000	—
Qualified discovery therapeutic grant	—	—	—	244,479
Total revenues	$17,712	$202,008	$235,910	$1,121,166

Costs and expenses:
Research and development	1,777,244	163,340	431,906	454,997
General and administrative	1,247,519	555,008	2,945,309	810,078
Amortization (Note 6)	38,023	64,087	203,460	253,499
Depreciation (Note 5)	4,644	515	2,097	2,396
Marketing and sales	18,940	6,691	8,315	9,621
Other expense, impairment of intangibles	333,487	—	1,996,583	—
Total costs and expenses	$3,419,857	$789,641	$5,587,670	$1,530,591
Income (Loss) from operations	(3,402,145)	(587,633)	(5,351,760)	(409,425)
Other (expense) income:
Interest and dividend income	1,921	4,047	16,297	16,092
Unrealized holding gain (loss) on investments (Note 10)	—	(4,368)	23,987	14,572
Unrealized holding gain (loss) on asset sale	—	1,000	1,000	—
Total other income	1,921	679	41,284	30,664
Net income(loss)	$(3,400,224)	$(586,954)	$(5,310,476)	$(378,761)
Net income (loss) per share: Basic and diluted net income(loss) per share	$(0.13)	$(0.05)	$(0.43)	$(0.04)
Weighted average shares outstanding	25,289,834	11,103,367	12,430,060	10,791,597

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
STATEMENTS OF SHAREHOLDER’S EQUITY FOR FIVE MONTH PERIOD ENDED DECEMBER 31, 2012 AND YEARS ENDED JULY 31, 2012 AND 2011

		Common			For	Total
		Stock	Contributed	Accumulated	Employee	Shareholder’s
	Shares	Amount	Capital	Deficit	Benefit	Equity

Balances, July 31, 2010	10,757,317	$14,138,820	$1,156,843	$(10,112,285)	$(273,600)	$4,909,778
Net Loss	—	—	—	(378,761)	—	(378,761)
Exercise of Options and Warrants	346,050	194,438	—	—	—	194,438
Equity Based Compensation	—	—	90,021	—	—	90,021
Balances, July 31, 2011	11,103,367	$14,333,258	$1,246,864	$(10,491,046)	$(273,600)	$4,815,476
Net Loss	—	—	—	(5,310,476)	—	(5,310,476)
Issuance of Common Stock and Warrants	14,000,000	8,523,982	5,896,018	—	—	14,420,000
Exercise of Options and Warrants	128,572	128,569	—	—	—	128,569
Equity Based Compensation	—	—	781,998	—	—	781,998
Balances, July 31, 2012	25,231,939	$22,985,809	$7,924,880	$(15,801,522)	$(273,600)	$14,835,567
Net Loss	—	—	—	$(3,400,224)	—	$(3,400,224)
Issuance of Common Stock and Warrants	—	—	—	—	—	—
Exercise of Options and Warrants	100,000	100	99,900	—	—	100,000
Transfer of Rabbi Trust	—	—	(273,600)	—	273,600	—
Establish par value stock for DE Corp	—	(22,960,577)	22,960,577	—	—	—
Equity Based Compensation	—	—	532,705	—	—	532,705
Balances, December 31, 2012	25,331,939	$25,332	$31,244,462	$(19,201,746)	$—	$12,068,048

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
STATEMENTS OF CASH FLOWS
FOR FIVE MONTH PERIOD ENDED DECEMBER 31, 2012 and 2011 AND YEARS ENDED JULY 31, 2012 AND 2011

	5mo.12/31/2012	5mo.12/31/2011 unaudited	12mo.7/31/2012	12mo.7/31/2011
Cash flows from operating activities:
Net loss	$(3,400,224)	$(586,954)	$(5,310,476)	$(378,761)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation	4,644	515	2,097	2,396
Amortization	38,023	64,087	203,460	253,499
Equity based compensation	532,705	272,529	781,998	90,021
Other expense, impairment loss	333,487	—	1,996,583	—
Unrealized gain on investments	—	—	(23,987)	(14,572)
Realized (gain) loss on sale of investments, interest and dividends reinvested	—	—	(7,944)	(6,413)
(Increase) decrease in assets:
Accounts receivable	(12,952)	2,273	590,621	411,477
Inventory	10,263	—	20,015	2,342
Prepaid expense and other	1,549	(8,208)	2,649	(1,182)
Increase (decrease) in liabilities:
Accounts payable	236,621	39,895	28,068	2,826
Accrued liabilities	127,042	7,391	718,760	1,291
Deferred revenue	(7,311)	95,479	75,548	(10,428)
Deferred compensation	—	(72,569)	106,936	95,985
Net cash (used in)/provided by operating activities	(2,136,153)	(185,562)	(815,672)	448,481

Cash flows from investing activities:
Purchase of equipment and patent costs	(158,348)	(19,057)	(95,505)	(75,336)
Contribution to deferred compensation trust	—	16,319	(150,000)	(75,000)
Net cash (used in) /provided by investing activities	(158,348)	(2,738)	(245,505)	(150,336)

Cash flows from financing activities
Exercise of Warrants and Options	100,000	—	128,569	194,438
Issuance of Common Stock and warrants	—	—	14,420,000	—
Net cash provided by financing activities	100,000	—	14,548,569	194,438
Increase (decrease) in cash and cash equivalents	(2,194,501)	(188,300)	13,487,392	492,583
Cash and cash equivalents, beginning of year	14,263,248	775,856	775,856	283,273
Cash and cash equivalents, end of year	$12,068,747	$587,556	$14,263,248	$775,856

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND NATURE OF BUSINESS

Accelerate Diagnostics, Inc. is a Delaware corporation focused on developing and commercializing innovative instrumentation for the rapid identification and antibiotic susceptibility testing of infectious pathogens. The company’s BACcelTM platform utilizes a proprietary culture-free process with both genomic and phenotypic detection technologies that decrease time to result while maintaining high sensitivity and specificity.

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

The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At December 31, 2012 and 2011, July 31, 2012 and 2011, the Company’s uninsured cash balance was approximately $12,004,575, $337,556, $14,013,248 and $229,575, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At December 31, 2012 98% of the outstanding receivable balance was with one company, Nanosphere, for the final milestone payment under our license arrangement with them. The Company believes this receivable to be collectible and as such is not reserved but does represent a concentration of credit risk with one customer. The Company performs ongoing credit evaluations of its clients' financial condition.

Estimated Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, investments and other long-term liabilities approximates fair value at that respective period’s balance sheet date.

The carrying value of all other financial instruments potentially subject to valuation risk, principally consisting of accounts receivable and accounts payable, also approximates fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents – Generally, cash held by the Company is invested in US Treasury securities. The carrying amount approximates fair value. Investments - The carrying amount is based on quoted market prices plus cash. Long-Term Receivables - discounted future cash flows. Other Long-Term Liabilities - The carrying amount approximates fair value.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts. As part of our cash management process, excess operating cash is invested in overnight repurchase agreements with our bank. Repurchase agreements are not deposits and are not insured by the U.S. Government, the FDIC or any other government agency and involve investment risk including possible loss of principal. We believe however, that the market risk arising from holding these financial instruments is minimal.

Investments

The Company accounts for its investments in accordance with ASC 320. All investments are recorded as trading and reported at fair value with unrealized gains and losses reported with current earnings.

Inventory

Inventory is maintained by specific identification and valued at cost using the first-in first out method. Amounts of any particular inventory item are small and are used depending on particular characteristics. In October of 2012, the Company decided it would no longer be supplying OptiChem products. As a result the inventory balance as of that date of $10,263 was written-off and those materials have been repurposed for internal research and development.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from three to seven years.

Research and Development

Research and development costs charged to operations for the five month periods ended December 31, 2012 and 2011 and the fiscal years ended July 31, 2012 and July 31, 2011 were $1,777,244, $163,340, $431,906 and $454,997, respectively.

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

Long-lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of the long-lived asset. During the fiscal year ended July 31, 2012, Management determined that certain amounts carried on our balance sheet under acquired intellectual property are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $1,996,583 and recognized the loss in its reported loss from operations. Also, during the quarter ended October 31, 2012, Management determined that certain amounts carried on our balance sheet under capitalized patents are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $333,487 and recognized the loss in its reported loss from operations. See Note 6 below.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered.

Technical Development Fees

Technical development fee revenue was recorded in the period in which it was earned.

OptiChem Revenues

Revenue is recognized when the Company ships the product to customers or upon the receipt of royalty payments from our licenses.

License Fees

The Company evaluates all license fees against applicable accounting guidance in effect at the time of the transaction and considers how ongoing agreements may be impacted by changes in guidance. Generally, license fee revenue is recognized when earned based on the recognition parameters set forth under SAB 104. Additional considerations include whether the applicable fee arrangement contains future delivery or performance obligations that should be divided into separate accounting units, whether the arrangement requires the Company to retain risks consistent with a collaborative arrangement, and/or whether any of the fees are contingent on the achievement of future milestones.

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

Earnings Per Share

The Company follows ASC 260, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The Company’s net income (loss) for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. For the five month periods ended December 31, 2012 and 2011 and the fiscal years ended July 31, 2012 and 2011, there were Common Stock options and warrants exercisable for 18,431,930, 950,000, 17,151,430 and 950,000 shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

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

Comprehensive Income (loss)

The Company follows ASC 220, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no other items that would be included in comprehensive income (loss).

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012. The adoption of this amendment in 2013 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets as it provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for fiscal years beginning after September 15, 2012. However early adoption is permitted. The adoption of this amendment in 2013 will not have an impact on the Company's consolidated financial position, results of operations or cash flows

NOTE 3.   INVENTORY

Inventory as of December 31, 2012, December 31, 2011, July 31, 2012 and July 31, 2011 was $0, $30,278, $10,263, and $30,278, respectively.

NOTE 4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of December 31, 2012, December 31, 2011, July 31, 2012 and July 31, 2011 totaled $16,379, $28,785, $17,928 and $20,577, respectively.

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following as of December 31, 2012, December 31, 2011, July 31, 2012 and July 31, 2011.

	12/31/2012	12/31/2011	7/31/2012	7/31/2011

Computer equipment	$89,109	$22,551	$22,551	$22.551
Laboratory and scientific equipment	323,151	303,280	301,338	303,281
Furniture and fixtures	36,988	16,601	16,601	16,601
Leasehold improvements	39,741	—	—	—
Total property and equipment	488,989	342,432	340,490	342,433

Accumulated depreciation	(341,178)	(339,420)	(336,534)	(338,903)

Net property and equipment	$147,811	$3,012	$3,956	$3,528

Depreciation expense for the five month periods ended December 31, 2012 and 2011 was $4,644 and $515, respectively and for the fiscal years ended July 31, 2012 and 2011 was $2,097 and $2,396, respectively.

NOTE 6.   INTELLECTUAL PROPERTY

Intellectual property consisted of the following at the dates indicated:

	12/31/2012	12/31/2011	7/31/2012	7/31/2011

OptiChem Technologies	$192,954	$4,454,538	$192,954	$4,454,538
Patents	211,833	623,849	697,767	604,792
Trademarks	—	49,018	—	49,018
	404,787	5,127,405	890,721	5,108,348
Accumulated amortization	(85,507)	(2,384,426)	(209,780)	(2,320,339)
Net intellectual property	$319,280	$2,742,979	$680,941	$2,788,009

Future amortization expense for the intangible assets is estimated as follows:

Year Ending December 31,

2013	$76,175
2014	62,979
2015	8,082
2016	8,082
Thereafter	163,962
Total future amortization	$319,280

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years or the patent application life specific to each capitalized patent. Amortization expense for the five month periods ended December 31, 2012 and 2011 was $38,023 and $64,087, respectively and for the fiscal years ended July 31, 2012 and 2011 was $203,460 and $253,499, respectively. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down.

During the fiscal year ended July 31, 2012, management determined that certain capitalized intellectual property amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $1,996,583 and recognized the loss in its reported loss from operations. Also, during the quarter ended October 31, 2012, management determined that certain capitalized patent amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $333,487 and recognized the loss in its reported loss from operations.

NOTE 7.   SHAREHOLDERS' EQUITY

Stock Purchase

On April 20, 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Abeja”), pursuant to which the Company agreed to sell and issue to Abeja at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000; (i) 14,000,000 shares of the Company’s Common Stock; (ii) a warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share (the “$1.03 Warrant”); and (iii) another warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (the “$2.00 Warrant”), with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”). The purchase of Common Stock and warrants pursuant to the Investment, which was consummated on June 26, 2012, qualified for equity treatment under Generally Accepted Accounting Principles. The respective values of the warrants and Common Stock were calculated using their relative fair values and classified both classified under Contributed Capital. The Black Scholes value therefore recorded for the warrants is $5,896,018 and for the Common Stock is $8,523,982.

As noted above, the warrants sold by the Company include (i) a warrant to purchase 7,000,000 shares of the Company’s common stock at an exercise price of $1.03 per share, and (ii) a warrant to purchase an additional 7,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. Both warrants are exercisable until June 26, 2017, which is the fifth anniversary of the date on which the warrants were issued. Other significant terms and conditions of the warrants are as follows:

•	the warrants provide for partial exercises, but they do not provide for a “cashless” exercise feature (i.e., they may only be exercised for cash);
•	the warrants do not contain anti-dilution provisions that would trigger exercise price or other adjustments as a result of subsequent issuances of the Company’s equity securities, but they do contain customary provisions for equitable adjustments in connection with stock dividends, stock splits or reclassifications of the Company’s common stock;
•	following certain types of fundamental transactions involving the Company (e.g., a transaction resulting in a change in control of the Company), the holder of the warrants would continue to be entitled to exercise the warrants in exchange for the equity securities or alternate consideration receivable by a holder of the Company’s common stock as a result of the fundamental transaction; and
•	the holder of the warrants is entitled to certain demand and piggy-back registration rights, including for shelf registrations, with respect to the shares of common stock issuable upon its exercise of the warrants.

On March 6, 2013, Abeja exercised the $1.03 Warrant in full, and exercised the $2.00 Warrant in part. See Note 13.

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

In December 2012, the Company liquidated the assets of the “Rabbi” Trust and transferred such assets to our former Chief Executive Officer. As a result of this transfer, those asset, liability, and equity balances pertaining to the “Rabbi” Trust were removed.

Qualified Stock Option Plan

The Qualified Stock Option Plan (the “Qualified Plan”) is a shareholder approved plan that provides for stock option grants to employees, including executive officers. The exercise price of each option, which has a maximum ten-year life, is established by the Company's Compensation Committee on the date of grant.

As of December 31, 2012, there were 317,500 options exercised under the Qualified Plan, 275,000 that remain outstanding and 77,500 available for grant.

Non-qualified Stock Option Plan

The Non-Qualified Stock Option Plan (the “Non-Qualified Plan”) is a shareholder approved plan that provides for stock option grants to independent contractors, technical advisors and directors of the Company. The exercise price of each option, which has a maximum ten-year life, is established by the Company's Compensation Committee on the date of grant.

As of December 31, 2012, there were 185,000 options exercised under the Non-Qualified Plan, 115,000 that remain outstanding and none available for grant.

2012 Omnibus Stock Option Plan

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

On December 12, 2012 the Company’s shareholders approved the Company’s 2012 Omnibus Equity Incentive Plan to replace the 2004 Omnibus Stock Option Plan. In connection with the approval of such plan, all shares formerly available for new awards under the 2004 Omnibus Stock Option Plan were transferred to the 2012 Omnibus Equity Incentive Plan.

As of December 31, 2012, 5,000 options had been exercised pursuant to the 2012 Omnibus Stock Option Plan, 3,970,500 that remain outstanding, leaving 1,554,500 available for grant.

Accounting for Employee Based Option Plans

As is discussed in Note 2, the Company accounts for all option grants using the Black-Scholes option pricing model in accordance with ASC 718 for options granted or extended.

As of December 31, 2012, July 31, 2012 and July 31, 2011, total unrecognized share-based compensation cost related to unvested stock options was approximately $3,421,901, $763,999 and $0, respectively. For the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, the Company recognized $532,706, $781,998 and $29,177 in stock based compensation costs, respectively, related to the issuance of options to employees under ASC 718.

The following weighted-average assumptions were used for grants for the five month period ended December 31, 2012: no dividend yield; risk free interest rate between 0.97% and 1.64%; expected life between 6.6 and 10 years; and expected volatility between 90% and 98%. The weighted average fair value of options granted during the fiscal year ended December 31, 2012 was $2.92. The weighted average remaining contractual life of options outstanding at December 31, 2012 was 8.6 years. The expected forfeiture rate used was 22%.

The following table summarizes information on stock option activity for the Omnibus Plan, the Qualified Plan and the Non-Qualified Plan.

			Weighted
			Average
	Number of	Exercise Price	Exercise Price
	Shares	Per Share	Per Share

Options Outstanding July 31, 2010	1,010,000	$0.73-4.50	$2.57
Granted	—	—	—
Exercised	260,000	$0.73-2.25	—
Expired	—	—	—
Options Outstanding July 31, 2011	750,000	$0.73-4.50	2.91
Granted	2,510,000	$1.04-3.13	$1.17
Cancelled	80,000	$2.50-2.69	$2.67
Exercised	—	—	—
Expired	—	—	—
Options Outstanding July 31, 2012	3,180,000	$0.73-4.50	$1.56
Granted	1,433,000	$2.98-$3.95	$3.65
Cancelled	250,000	$2.25-4.50	$3.34
Exercised	—	—	—
Expired	2,500	$2.36-3.20	$3.02
Options Outstanding December 31, 2012	4,360,500	$0.73-3.95	$2.14

As of December 31, 2012, July 31, 2012 and July 31, 2011, 1,360,500, 1,530,000 and 985,000 options outstanding were currently exercisable and carried weighted average exercise prices of $1.92, $2.08 and $4.05 respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.00-1.00	10,000	6.96	$0.73	10,000	6.96	$0.73
$1.01-2.00	2,305,000	9.25	$1.05	685,000	9.11	$1.06
$2.01-3.00	706,250	4.88	$2.71	506,250	2.97	$2.61
$3.01-4.50	1,339,250	9.40	$3.74	159,250	6.66	$3.52
Total	4,360,500	8.58	$2.14	1,360,500	6.52	$1.92

NOTE 8.   INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	12/31/2012	7/31/2012	7/31/2011
Current	$—	$—	$—
Deferred	—	—	—
Total	—	—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	12/31/2012	7/31/2012	7/31/2011
Deferred tax assets:
Intangible assets, definite-lived	$452,000	$184,262	$(249,000)
Property & equipment	—	97	—
Deferred Revenue	30,000	31,953	4,000
Charitable contribution	6,000	6,000	6,000
Stock options	172,000	219,888	206,000
Officer’s compensation	270,000	259,000	—
Deferred compensation	—	275,566	236,000
General business credit	144,000	144,000	144,000
Net operating loss carryforward	4,083,000	4,381,715	3,367,000
Valuation Allowance	(5,156,000)	(5,493,606)	(3,714,000)
Deferred tax assets	$1,000	$8,875	$—
Deferred tax liabilities:
Property & equipment	$(1,000)	$—	$—
Unrealized gain on investment	—	(8,875)	—
Deferred tax liabilities	$(1,000)	$(8,875)	$—
Total net deferred taxes	$—	$—	$—

As of December 31, 2012, the Company has generated regular tax net operating losses of approximately $15,900,000. The Company’s ability to realize tax benefit from the net operating loss is subject to annual limitation under Internal Revenue Code Section 382. Due to the change in control which occurred as a result of Abeja Ventures, LLC’s investment in the company on June 26, 2012, the Company estimates that the annual Section 382 limitation on utilization of net operating losses will be $420,000. As such, the Company will never get the benefit of approximately $3,900,000 of the net operating losses generated prior to June 26, 2012. The deferred tax asset has been adjusted to reflect the Section 382 limitation. Section 382 also applies to built-in losses at the time of the transaction. The amounts of any unrealized built-in losses or gains were not calculated at the date of the transaction. The gross net operating losses available for future use are approximately $12,000,000. For federal purposes, net operating losses can be carried forward for up to 20 years. The Company’s net operating losses will begin to expire in 2023.

Additionally, the Company has relocated its headquarters to Arizona. They will begin filing in Arizona starting with the year ending December 31, 2012. The Colorado net operating loss carryovers will not be utilized. The deferred attributes have been adjusted to reflect the removal of the Colorado net operating losses and the change to the Arizona state income tax rates.

The net deferred tax asset valuation allowance is $5,156,000 as of December 31, 2012 compared to $5,493,000 as of July 31, 2012. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate is as follows:

Fiscal year ended,	12/31/2012	7/31/2012	7/31/2011

U.S. Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(2.7)	(3.0)	(3.0)
Change in state rate	(0.9)	—	—
Non-deductible equity and other compensation	4.20	5.19	0.10
Limitation on net operating losses due to S382	32.50	—	—
Removal of Colorado net operating losses	10.80	—	—
Prior period net operating loss correction	—	(1.70)	—
Change in valuation allowance	(9.9)	33.51	37.1
	0%	0%	0%

NOTE 9.   MAJOR CUSTOMERS AND FOREIGN REVENUE

For the five month period ending December 31, 2012, December 31, 2011 and the fiscal years ending July 31, 2012 and 2011, revenues were $17,712, $202,008, $235,910 and $1,121,166, respectively. Of the total revenues, revenues from one customer were $10,401 (59%) in the five month period ended December 31, 2012, $140,000 (69.3%) in the fiscal year ended December 31, 2011, $140,000 (59.3%) in the fiscal year ended July 31, 2012 and $842,408 (75.14%) in the fiscal year ended July 31, 2011.

Foreign revenues were as follows for the periods indicated:

	5mo.12/31/2012	5mo.12/31/2011	12mo.7/31/2012	12mo.7/31/2011

OptiChem Revenues	$17,712	$57,487	$27,649	$23,073
License Fees	—	—	—	—
Technical Development Fees	—	—	—	—
Consulting Fees	—		—	—
Total	$17,712	$57,487	$27,649	$23,073

NOTE 10.   COMMITMENTS

Investments and Deferred Compensation Arrangement

In January 1996, the Company established a deferred compensation plan for key employees. Contributions to the plan are provided for under the employment agreement with then executive Thomas V. Geimer, which is detailed at the end of this note. For the fiscal year ended July 31, 2012, the Company contributed $75,000 to the plan.

The following information is provided related to the trust assets, which consist of cash and equity securities as of December 31, 2012 and July 31, 2012 and 2011. These assets, which based upon the Company's intended use of the investments, have been classified as trading securities. Unrealized holding gains or loss on trading securities are included in other income (expense).

	12/31/2012	12/31/2011	7/31/2012	7/31/2011

Cost basis	$—	$1,357,812	$1,462,472	$1,289,950
Unrealized holding gain (loss)	—	19,279	23,987	14,572
Aggregate fair value	$—	$1,377,091	$1,486,459	$1,304,522

Deferred compensation related to the Rabbi Trust was $0, $1,377,091, 1,486,459 and $1,304,522 as of December 31, 2012, December 31, 2011, July 31, 2012 and July 31, 2011, respectively.

Operating Lease

As of December 31, 2012, the Company was a party to a lease for office and laboratory space located in Denver, Colorado that subsequently expired on February 1, 2013 (pursuant to an extension effective as of August 3, 2012). Total rent expense including common area charges was approximately $39,867, $35,470, $73,965 and $68,330 during the five month periods ended December 31, 2012 and 2011, and the years ended July 31, 2012 and 2011, respectively.

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

NOTE 11.   DEFERRED REVENUE

Deferred revenue recognized was $7,311, $85,345 and $9,797, respectively, for the five month period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011. Deferred revenue consists of prepaid royalty fees from Nanostring and SCHOTT. During the year ended July 31, 2012 an additional $100,000 was received from SCHOTT as prepaid royalties of which $7,311, $3,903, and $10,428 was recognized during the five month period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, respectively and are reflected as OptiChem revenues.

NOTE 12.   FAIR VALUE MEASUREMENTS

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

At December 31, 2012, December 31, 2011, July 31, 2012 and July 31, 2011, investments of $0, $1,377,091, $1,486,459 and $1,304,522, respectively, were carried at fair value, and were classified within Level 1 of the valuation hierarchy.

NOTE 13.   Subsequent Events

Relocation of Headquarters

As of February 1, 2013, we relocated our headquarters and lease approximately 15,100 square feet of office and laboratory space in Tucson, Arizona. The lease provides for a term of three years, which may be extended by the Company for up to three additional one-year periods. The lease also provides that the Company has the option to lease either or both of two additional areas with an aggregate size of approximately 7,900 square feet. Pursuant to the lease, the Company agreed to pay rent equal to approximately $139,600 per year during the initial term and approximately $298,900 per year during any renewal term. For more information regarding the lease, refer to Note 10 above.

Exercise of Warrants by Abeja Ventures, LLC

On March 6, 2013, Abeja exercised in full its warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share. On the same date, Abeja also exercised the 92% of its warrant to purchase an additional 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (Abeja exercised such warrant for 6,428,840 shares, leaving 571,160 shares unexercised). The Company received aggregate funds of $20,067,680 in connection with such exercises. Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity.

Election of New Director

On March 5, 2013, the Company’s Board of Directors elected Frank J.M. ten Brink as a new director of the Company, effective immediately. Mr. ten Brink was also appointed to the Company’s Audit Committee, effective immediately. Mr. ten Brink, 56, has more than 16 years of finance, accounting and merger and acquisition experience in high-growth environments. He is currently serving as executive vice president, chief financial officer and chief administrative officer of Stericycle, Inc. (NASDAQ: SRCL). Prior to joining Stericycle, he was senior vice president and chief financial officer with Telular Corp. Between 1991 and 1995, he was vice president and chief financial officer of Hexacomb Corp. Mr. ten Brink studied international business at the Netherlands School of Business and the University of Oregon, where he received a master of business administration degree in finance.

 Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s Management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2012.

This Transition Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in the Company's internal control over financial reporting during the transition period ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.   Other Information

Not Applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to the current directors and executive officers of the Company:

Name	Age	Position

Lawrence Mehren	45	President, Chief Executive Officer and Director
Jack Schuler	72	Director
John Patience	64	Director
Matthew W. Strobeck, Ph.D.	39	Director
Frank J.M. ten Brink	56	Director
Steve Reichling	34	Chief Financial Officer

Lawrence Mehren has served as the Chief Executive Officer and a Director of the Company since June 26, 2012. Mr. Mehren served as Senior Vice President and Chief Financial Officer of Ventana Medical Systems from 2007 until 2008 and as Head of Global Business from 2008 until 2011. Previously, he was Managing Director, Partner and head of P&M Corporate Finance’s (an investment banking firm based in Detroit, Michigan) life sciences practice. Prior to his tenure at P&M, Mr. Mehren worked in management positions with Gale Group, a division of The Thomson Corporation, as well as Merrill Lynch. Mr. Mehren holds a B.A. in Political Science from the University of Arizona and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management.

Jack Schuler has served as a Director of the Company since June 26, 2012. Mr. Schuler is a founding partner of Crabtree Partners, a private equity investment firm. Mr. Schuler served as a director of Ventana Medical Systems, Inc. from 1991 and as Chairman of the Board from 1995 until Ventana’s acquisition by Roche in 2008. Mr. Schuler has been a director of Stericycle, Inc. (NASDAQ: SRCL) since March 1990, formerly serving as Chairman of the Board, and continues to serve as Lead Director for Stericyle. Prior to joining Stericycle, Inc., Mr. Schuler held various executive positions at Abbott Laboratories from December 1972 through August 1989, most recently serving as President and Chief Operating Officer. He is currently a director of Quidel Corporation (NASDAQ: QDEL) and Medtronic, Inc. (NYSE: MDT). Mr. Schuler holds a B.S. in Mechanical Engineering from Tufts University and an M.B.A. from Stanford University.

John Patience has served as a Director of the Company since June 26, 2012. Mr. Patience is also a founding partner of Crabtree Partners, a private equity investment firm. Mr. Patience served as a director of Ventana Medical Systems, Inc. from 1989 and as Vice Chairman from 1999 until Ventana’s acquisition by Roche in 2008. Mr. Patience has been a director of Stericycle, Inc. (NASDAQ: SRCL) since 1989. Mr. Patience was previously a partner of a venture capital investment firm that provided both Ventana and Stericycle with early stage funding. Mr. Patience was also previously a partner in the consulting firm of McKinsey & Co., Inc., specializing in health care. Mr. Patience holds a B.A. in Liberal Arts and an L.L.B. from the University of Sydney, Australia, and an M.B.A. from the University of Pennsylvania’s Wharton School of Business.

Matthew W. Strobeck, Ph.D. has served as a Director of the Company since July 7, 2012. Dr. Strobeck currently serves as a director of Metabolix, Inc. (NASDAQ: MBLX), an innovation-driven bioscience company focused on delivering sustainable solutions to the plastics, chemicals and energy industries.  He was a Partner and Member of the Management Committee and Advisory Board of Westfield Capital Management from 2008 until 2011, having served as a member of the investment team, specializing in healthcare and life sciences, from May 2003 to June 2008. Dr. Strobeck was a fellow in the Department of Biology at MIT from December 2001 to June 2002.  Dr. Strobeck received his B.S. from St. Lawrence University, a Ph.D. from the University of Cincinnati, a S.M. from Harvard University/MIT Health Sciences Technology Program, and a S.M. from the MIT Sloan School of Management.

Frank J.M. ten Brink has served as a Director of the Company since March 2013. Mr. ten Brink has served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Stericycle, Inc. (NASDAQ: SRCL) since June 1997. He has over 16 years of finance experience in high growth environments, mergers and acquisitions. Prior to joining Stericycle, he was Senior Vice President and Chief Financial Officer with Telular Corporation. Between 1991 and 1995, he was Vice President and Chief Financial Officer of Hexacomb Corporation. Mr. ten Brink studied International Business at the Netherlands School of Business and received an M.B.A. degree in Finance from the University of Oregon.

Steve Reichling has served as the Company’s Chief Financial Officer since September 10, 2012. Prior to joining the Company, Mr. Reichling served as general manager of Spring Bioscience Corp., a R&D and research products subsidiary of Roche Tissue Diagnostics. From January 2003 to December 2009, Mr. Reichling held various finance, accounting and operations leadership roles at Roche Tissue Diagnostics and Ventana Medical Systems, Inc., including director of finance and operations, manager of business development finance, and head of Internal Audit and Sarbanes Oxley Compliance. From October 2002 to January 2003, Mr. Reichling was an auditor at Ernst & Young LLP. Mr. Reichling received his B.A. in accounting and entrepreneurship from the University of Arizona and is a Certified Public Accountant.

Certain Arrangements and Relationships

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person. Directors are elected until their successors are duly elected and qualified. There are no family relationships among any of our officers and directors.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% stockholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements were timely met during the transition period that ended on December 31, 2012.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers and a code of ethics and standards of conduct that is applicable to all directors, officers and employees. Stockholders may request a free copy of these documents from:

Accelerate Diagnostics, Inc.
3950 South Country Club, Suite 470
Tucson, Arizona 85714
Attn: Corporate Secretary

Board Communications with Stockholders

To date, the Board of Directors has not adopted a formal procedure by which stockholders may recommend nominees to the board of directors. However, any stockholder who desires to submit a nomination of a person to stand for election of directors at the next annual or special meeting of the stockholders at which directors are to be elected must submit a notification of the stockholder’s intention to make a nomination (“Notification”) to the Company by the date mentioned in the most recent proxy statement under the heading “Stockholder Proposals” and in that notification must provide the following additional information to the Company:

(i)	Name, address, telephone number and other methods by which the Company can contact the stockholder submitting the Notification and the total number of shares beneficially owned by the stockholder (as the term “beneficial ownership” is defined in SEC Rule 13d-3);

(ii)	If the stockholder owns shares of the Company’s voting stock other than on the records of the Company, the stockholder must provide evidence that he or she owns such shares (which evidence may include a current statement from a brokerage house or other appropriate documentation);

(iii)	Information from the stockholder regarding any intentions that he or she may have to attempt to make a change of control or to influence the direction of the Company, and other information regarding the stockholder any other persons associated with the stockholder that would be required under Items 4 and 5 of SEC Schedule 14A were the stockholder or other persons associated with the stockholder making a solicitation subject to SEC Rule 14a-12(c);

(iv)	Name, address, telephone number and other contact information of the proposed nominee; and

(v)	All information required by Item 7 of SEC Schedule 14A with respect to the proposed nominee, shall be in a form reasonably acceptable to the Company.

Audit Committee

The Board maintains an Audit Committee. The Audit Committee is responsible primarily for overseeing the services performed by the Company’s independent registered public accounting firm, evaluating the Company’s accounting policies and system of internal controls and reviewing significant financial transactions. Messrs. Schuler, Strobeck and ten Brink, each of whom is an independent director, serve as members of our Audit Committee.  The Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and has the “financial sophistication” required under applicable NASDAQ Listing Rules.

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. The transition period from August 1, 2012 to December 31, 2012 is indicated below by “2012T” and the fiscal year that ended on July 31, 2012 is indicated below by “2012.”

				Option		All Other
		Salary	Bonus	Awards		Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)

Lawrence Mehren, President and Chief Executive Officer (1)	2012T	$124,392	—	—		$—		$124,392
	2012	$28,767	—	$1,123,279	(2)	—		$1,152,046

Steve Reichling, Chief Financial Officer	2012T	$52,164	—	$365,236	(2)	$—		$417,400

Thomas V. Geimer, Former Chief Executive Officer and Chief Financial Officer (3)	2012T	$—	—	$—		$120,00	(8)	$120,000
	2012	$131,481	—	$97,171	(2)	$749,000	(4)	$977,652
	2011	$165,000	—	—		$75,000	(5)	$240,000

David Howson, Former President (6)	2012T	$62,466	—	$—		—		$62,466
	2012	$150,000	—	$79,922	(2)(7)	—		$229,922
	2011	$150,000	—	—		—		$150,000

(1)	Mr. Mehren was appointed the Chief Executive Officer on June 26, 2012.

(2)	The amounts reflect the aggregate grant date fair value of awards during each year calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to the financial statements set forth in our Annual Report on Form 10-K for 2012, filed with the SEC on October 26, 2012.

(3)	Mr. Geimer resigned as the Chief Executive Officer and Chief Financial Officer on June 26, 2012.

(4)	Represents $650,000 paid due to Mr. Geimer under a change of control provision under his amended employment agreement dated June 26, 2012 and $24,000 paid to Mr. Geimer pursuant to a consulting agreement dated June 26, 2012. Also includes deferred compensation in the amount of $75,000 paid to Mr. Geimer pursuant to the Company's deferred compensation plan.

(5)	Represents deferred compensation for Mr. Geimer pursuant to the Company’s deferred compensation plan, $75,000 of which vested during the fiscal year ended July 31, 2011 which payment was made on October 20, 2011.

(6)	Mr. Howson resigned as the President on June 26, 2012.

(7)	Mr. Howson previously owned 75,000 options exercisable at a price of $2.57 per share that would vest if and only if prior to the expiration date of the Options, the Company closed on a transfer for the sale of the Company assets or the acquisition of the Company in which the Company’s shareholders receive aggregate consideration at closing equal to or greater than $250,000,000. On August 19, 2011, the Compensation Committee cancelled these options and granted Mr. Howson options that did not contain this contingency at the then closing price of the Company’s common stock.

(8)	Mr. Geimer was paid consulting service fees of $120,000 during the 5 month period ended December 31, 2012.

Mehren Employment Arrangement

Mr. Mehren was appointed as the Company’s President, Chief Executive Officer and Chief Financial Officer on June 26, 2012. In his capacity as Chief Executive Officer of the Company, Mr. Mehren is paid a base salary of $300,000 per year. On April 20, 2012, Mr. Mehren, in his role as a consultant to the Company, was granted an option to purchase 2,200,000 shares of the Company’s common stock at an exercise price equal to $1.04 per share, which was equal to the closing price of the Company’s common stock on the date of grant. The option was issued pursuant to the Company’s Stock Plan and will vest according to the following schedule: 580,000 shares vested immediately upon the date of grant, 825,000 shares will vest as follows: 40% (330,000 shares) will vest on the second anniversary of the date of grant, and the remaining 60% (495,000 shares) will vest in 36 equal monthly installments (13,750 shares per month) over the subsequent 36 months, 795,000 shares will vest as follows (provided that both criteria must be satisfied):

•	40% (318,000 shares) will vest on the second anniversary of the date of grant, and the remaining 60% (477,000 shares) will vest in 36 equal monthly installments (13,250 shares per month) over the subsequent 36 months.
•	50% (397,500 shares) will vest when at least 50% of the warrants initially issued to Abeja have been exercised by the holder(s) thereof, and the remaining 50% (397,500 shares) will vest when at least 90% of such warrants have been exercised by the holder(s) thereof.

Notwithstanding the foregoing, if Mr. Mehren’s employment is terminated for any reason other than for Cause, he will be entitled to exercise the then-vested portion of the option for a period of 90 days following his termination of employment (after which time any unexercised options will expire). If Mr. Mehren’s employment is terminated for cause, the Company, in its sole discretion, may provide for the immediate cancellation of the option (or any portion thereof). Any unvested portion of the option will accelerate and become immediately vested and exercisable in the event of a change of control with respect to the Company.

Reichling Offer Letter

Mr. Reichling was appointed as the Company’s Chief Financial Officer (replacing Mr. Mehren in that role) on July 22, 2012. In his capacity as Chief Financial Officer, Mr. Reichling is paid a base salary of $170,000 per year. Mr. Reichling was also granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price equal to $2.98 per share, which was equal to the closing price of the Company’s common stock on the date of grant. The option was issued pursuant to the Company’s Stock Plan and will vest as follows: 40% will vest on the second anniversary of the date of grant, and the remaining 60% will vest in 36 equal monthly installments over the subsequent 36 months. Mr. Reichling was also provided with a $70,000 budget to be used towards relocation and temporary living arrangements, with the understanding that he was required to relocate to the Tucson, Arizona area by the completion date of the Company’s relocation of its corporate headquarters.

Geimer Employment Agreement and Consulting Agreement

Effective December 1, 2008, we entered into an employment agreement with Mr. Geimer. The agreement was negotiated and approved by the Compensation Committee. The agreement provides for an annual base salary of $165,000 with annual deferred compensation of $75,000. The agreement was to expire on December 31, 2012. Pursuant to the employment agreement, in the event of termination by mutual agreement, termination “with cause,” as defined in the agreement, death or permanent incapacity or voluntary termination, Mr. Geimer, or his estate, would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement. In the event of termination “without cause,” as defined in the agreement, Mr. Geimer would be entitled to the sum of the base salary and unreimbursed expenses accrued to the date of termination and any other amounts due under the agreement and an amount equal to the greater of Mr. Geimer's annual base salary (12 months of salary) or any other amounts remaining due to Mr. Geimer under the agreement. Additionally, in the event of a Change in Control, any unpaid amounts due under the initial term of the agreement for both base salary and deferred compensation would be payable plus five times the sum of the base salary and deferred compensation.

On June 26, 2012, Mr Geimer resigned as the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, effective immediately. In connection with his resignation, Mr. Geimer entered into an Amendment to Employment Agreement with the Company, as well as a new Consulting Agreement. Pursuant to the Amendment to Employment Agreement, Mr. Geimer and the Company agreed to stagger certain payments due to him such that $650,000 was paid to Mr. Geimer upon the Closing and $700,000 will be payable to him on July 1, 2013. Any payments due to Mr. Geimer under his Employment Agreement (as amended) but not timely paid by the Company will bear interest at a rate of 18% per annum. In addition, the $75,000 deferred compensation payment due to Mr. Geimer for the Company’s fiscal year ending July 31, 2012 was paid prior to the Closing. Pursuant to the Consulting Agreement, Mr. Geimer agreed to provide certain transition and other services to the Company. In exchange, for the remainder of 2012, the Company will pay Mr. Geimer an amount equal to $24,000 per month. From January 1, 2013 through December 31, 2013, Mr. Geimer’s aggregate consulting fee will be $96,000 ($8,000 per month).

Outstanding Equity Awards at End of Transition Period

The following table sets forth information concerning option awards to Messrs. Mehren, Howson, and Reichling at December 31, 2012.

	Number of securities underlying unexercised options (#)
Name	Exercisable	Unexercisable	Option	Option
			Exercise Price	Expiration Date

Lawrence Mehren	580,000	1,620,000	$1.04	April 20, 2022
David Howson	5,000	—	$1.04	April 19, 2014
	225,000	—	$2.57	March 15, 2015
	75,000	—	$2.69	August 9, 2013
Steve Reichling	—	200,000	$2.98	September 10, 2022

Option Exercises

During the transition period ended December 31, 2012, none of our named executive officers exercised any stock options.

Compensation of Directors

The table below sets forth the compensation of our directors for serving as our directors for the transition period ended December 31, 2012:

Fees Earned
or Paid in
	Cash	Total
Name	($)	($)

Jack Schuler	$—	$—
John Patience	$—	$—
Matthew W. Strobeck, Ph.D.	$—	$—

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 6, 2013 of (i) each named executive officer and each director of the Company (ii) all named executive officers and directors as a group and (iii) each person known to the Company to be the beneficial owner of more than five percent (5%) of our Common Stock. We deem shares of our Common Stock that may be acquired by an individual or group within 60 days of March 6, 2013, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 38,832,209 shares of Common Stock outstanding on March 6, 2013. On March 6, 2013, Abeja Ventures, LLC (“Abeja”) exercised in full its warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share. On the same date, Abeja also exercised the 92% of its warrant to purchase an additional 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (Abeja exercised such warrant for 6,428,840 shares, leaving 571,160 shares unexercised). Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity. Certain individuals listed in the table set forth below are members of Abeja, and their share ownership information has been updated to give effect to the transactions and in-kind share distributions described immediately above.

The information as to beneficial ownership was either (y) furnished to us by or on behalf of the persons named or (z) determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to our Common Stock. Unless otherwise indicated, the business address of each person listed is c/o Accelerate Diagnostics, 3950 South Country Club, Suite 470, Tucson, Arizona 85714.

Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class

Named Executive Officers and Directors:
Lawrence Mehren (1)	2,682,389	6.7%
John Patience (2)	5,733,788	14.8%
Jack Schuler (3)	8,043,004	20.7%
Matthew W. Strobeck, Ph.D. (4)	1,911,263	4.9%
Frank J.M. ten Brink (5)	—	—
Steve Reichling (6)	100	—
All named executive officers and directors as a group (6 persons)	18,370,444	46.0%
Other 5% stockholders:
Oracle Partners	3,972,825	10.0%

_________________________

*Represents less than one percent (1%) of our issued and outstanding Common Stock.

(1)	Mr. Mehren is a director of the Company and is the Company’s President and Chief Executive Officer. Amount includes 580,000 shares issuable to him upon the exercise of stock options that are vested or vest within 60 days of the date hereof. Amount also includes 1,576,792 shares and warrants to purchase an additional 525,597 shares held by MAB, LLC. Mr. Mehren disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(2)	Mr. Patience is the Chairman of the Board. Amount includes 3,822,525 shares held by the John Patience Trust dated 7/23/1993 and 1,911,263 shares held by Patience Enterprises LP. Mr. Patience disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(3)	Mr. Schuler is a director of the Company. Amount includes 600,000 shares held by Schuler Grandchildren LLC; 600,000 shares held by Schuler GC 2010 Continuation Trust; and 6,843,004 shares held by the Jack W. Schuler Living Trust. Mr. Schuler disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(4)	Dr. Strobeck is a director of the Company.

(5)	Mr. tenBrink is a director of the Company.

(6)	Mr. Reichling is the Company’s Corporate Secretary and Chief Financial Officer

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The Board consists of Messrs. Mehren, Schuler, Patience, Strobeck and ten Brink. After considering applicable NASDAQ Listing Rules and other factors, the Board has determined that Messrs. Schuler, Patience, Strobeck and ten Brink are considered independent directors.

Item 14.   Principal Accounting Fees and Services.

Fees Billed by Comiskey & Company, P.C.

Audit Fees

Fees and related expenses for the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011 audits by Comiskey & Company, P.C. of our annual financial statements, its review of the financial statements included in our quarterly reports and other services that are provided in connection with statutory and regulatory filings totaled approximately $34,257, $38,000 and $36,200, respectively. Fees for the fiscal years ended July 31, 2012 included billings for the issuance of consents related to our filing of registration statements during the fiscal year ended July 31, 2012.

Audit-Related Fees

During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, Comiskey & Company, P.C. did not bill us for any audit-related fees.

Tax Fees

During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, Comiskey & Company, P.C. did not bill us for any tax-related professional services.

All Other Fees

During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, Comiskey & Company, P.C. did not bill us for any other professional services.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by Comiskey & Company, P.C. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the audit committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, all services billed by Comiskey & Company, P.C. were pre-approved by the Audit Committee in accordance with this policy.

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

ACCELERATE DIAGNOSTICS, INC.

March 20, 2013	By:	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence Mehren, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Transition Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lawrence Mehren	President, Chief Executive Officer and Director	March 20, 2013
Lawrence Mehren

/s/ Steve Reichling	Corporate Secretary, Chief Financial Officer and Chief Accounting Officer	March 20, 2013
Steve Reichling

/s/ John Patience	Chairman of the Board of Directors	March 20, 2013
John Patience

/s/ Jack Schuler	Director	March 20, 2013
Jack Schuler

/s/ Matthew W. Strobeck	Director	March 20, 2013
Matthew W. Strobeck, Ph.D.

/s/ Frank ten Brink	Director	March 20, 2013
Frank ten Brink

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.2	Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.
4.1	Warrant No. 1 issued by Registrant to Abeja Ventures, LLC on June 26, 2012	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
4.2	Warrant No. 2 issued by Registrant to Abeja Ventures, LLC on June 26, 2012	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.1	Registrant’s 2004 Omnibus Stock Option Plan*	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.2	Amendment to Registrant’s 2004 Omnibus Stock Option Plan*	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.3	Form of Stock Option Award Agreement under Registrant’s 2004 Omnibus Stock Option Plan*	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.4	Securities Purchase Agreement between Registrant and Abeja Ventures, LLC, dated as of April 20, 2012	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q/A for the quarterly period ended April 30, 2012
10.5	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.6	Employment Agreement between Registrant and Thomas V. Geimer*	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.7	Amendment to Employment Agreement between Registrant and Thomas V. Geimer*	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.8	Consulting Agreement between Registrant and Thomas V. Geimer*	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.9	Offer Letter between Registrant and Lawrence Mehren, dated as of June 24, 2012*	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.10	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012*	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.11	Lease Agreement between Registrant and Pima County, dated as of August 20, 2012	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.12	Grant Agreement between Registrant and the Arizona Commerce Authority, dated as of August 22, 2012	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.13	Registrant’s 2012 Omnibus Equity Incentive Plan*	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document