Form 10-Q
period 2013-06-20
Accelerate Diagnostics, Inc
filed 2013-08-09
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, there were 38,905,209 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012
(unaudited)

ASSETS

	June 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$27,172,817	$12,068,747
Trade accounts receivable	818,421	763,899
Prepaid expenses and other	122,013	16,379
Total current assets	$28,113,251	$12,849,025
Property and equipment, net	930,046	147,811
Intellectual property, net	288,285	319,280
Total Assets	$29,331,582	$13,316,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$321,669	$299,650
Accrued compensation and other liabilities	912,399	870,384
Deferred revenue	573,153	78,034
Total current liabilities	$1,807,221	$1,248,068
Long-term liabilities	—	—
Total liabilities	$1,807,221	$1,248,068

Shareholders' equity:
Common stock, $0.001 par value;
45,000,000 shares authorized; 38,845,209 (2013) and 25,331,939 (2012) shares issued and outstanding	38,872	25,332
Contributed capital	53,013,078	31,244,462
Accumulated deficit	(25,527,589)	(19,201,746)
Total shareholders' equity	27,524,361	12,068,048
Total liabilities and shareholders' equity	$29,331,582	$13,316,116

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED STATEMENT OF OPERATIONS (unaudited)

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Revenues:
OptiChem revenue	$7,373	$22,721	$23,051	$31,918
Total revenues	$7,373	$22,721	$23,051	$31,918

Costs and expenses:
Research and development	$2,460,477	$104,572	$4,342,457	$202,755
Sales, general and administrative	1,234,490	998,799	1,863,507	1,162,203
Amortization	19,428	64,497	38,481	128,759
Depreciation	70,566	515	106,952	1,030
Total costs and expenses	$3,784,961	$1,168,383	$6,351,397	$1,494,747

Loss from operations	($3,777,588)	($1,145,662)	($6,328,346)	($1,462,829)

Other expense	(1,119)	—	(1,482)	(1,782)
Interest and dividend income	2,163	4,057	3,985	7,891
Unrealized holding gain on investments	—	17,773	—	33,386
Total other income	1,044	21,830	2,503	39,495

Net loss	($3,776,544)	($1,123,832)	($6,325,843)	($1,423,334)
Net loss per share: Basic and diluted net loss per share	($0.131)	($0.095)	($0.184)	($0.124)
Weighted average shares outstanding	38,841,842	11,776,066	34,041,692	11,437,858

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

Cash flows from operating activities:	2013	2012
Net loss	($6,325,843)	($1,423,334)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	106,952	1,030
Amortization	38,481	128,759
Stock-based compensation	1,604,726	75,085
(Increase) decrease in assets:
Accounts receivable	(54,522)	(4,101)
Prepaid expense and other	(105,634)	4,003
Increase (decrease) in liabilities:
Accounts payable	22,019	(20,874)
Accrued liabilities	42,014	6,583
Deferred revenue	495,120	(11,822)
Deferred compensation	—	(37,500)
Net cash used in operating activities	($4,176,687)	($1,282,171)

Cash flows from investing activities:
Purchases of equipment and capitalized patents	(896,673)	(69,042)
Net cash used in investing activities	($896,673)	($69,042)

Cash flows from financing activities:
Sale of Common Stock and Warrants	—	14,548,569
Exercise of Warrants and Options	20,177,430	—
Net cash provided by financing activities	$20,177,430	$14,548,569

Increase in cash and cash equivalents	15,104,070	13,197,356
Cash and cash equivalents, beginning of period	12,068,747	587,556
Cash and cash equivalents, end of period	$27,172,817	$13,784,912

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with U. S. generally accepted accounting principles (“GAAP”), which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2013 may not be indicative of the results of operations for the fiscal year ended December 31, 2013.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made, and all such adjustments are of a normal recurring nature.  These financial statements should be read with Accelerate’s Transition Report on form 10-K for the transition period ended December 31, 2012, and our most recent Annual Report on Form 10-K for the fiscal year ended July 31, 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable, including receivables from major customers.

The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At June 30, 2013 and December 31, 2012, the Company’s uninsured cash balance was approximately $26,784,511 and $12,004,575, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At June 30, 2013, 92% of the outstanding receivable balance was with one company, Nanosphere, for the final milestone payment under our license arrangement with them.

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents – Generally, cash held by the Company is invested in US Treasury securities, money market funds, and overnight repurchase agreements. The carrying amount approximates fair value. Long-Term Receivables - discounted future cash flows. Other Long-Term Liabilities - The carrying amount approximates fair value.

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

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from three to seven years. See Note 5 below.

Research and Development

Research and development costs charged to operations for the quarters ended June 30, 2013 and 2012 were $2,460,477 and $104,572, respectively and for the six-month periods ended June 30, 2013 and 2012 were $4,342,457 and $202,755, respectively.

Intellectual Property

Intellectual property is amortized over the period the asset is expected to contribute directly or indirectly to the Company's future cash flows. The Company evaluates the remaining useful life of each intellectual property that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Included in intellectual property are patents and technology. Intellectual properties are currently being amortized over their estimated useful lives of 20 years. See Note 6 below.

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

Allowance

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

The Company’s net loss for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. For the period ended June 30, 2013 and the fiscal year ended December 31, 2012, there were Common Stock options and warrants exercisable for 5,702,851 (571,160 warrants and 5,131,691 options) and 18,431,930 (14,071,430 warrants and 4,360,500 options) shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

Equity Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity based awards is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period. The Company estimates the fair value of stock option awards, including modifications of stock option awards, using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. The Company’s expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award. The estimated expected option life is based on the calculation published by the SEC in SAB110 for use when there is not a sufficient history of employee exercise patterns. The Company has not paid dividends in the past and does not have any plans to pay any dividends in the future. See Note 8 for further information.

Comprehensive Income (loss)

The Company follows ASC 220, “Reporting Comprehensive Income,” which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company has no items that would be included in other comprehensive income (loss).

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect the Company’s financial condition or results of operations.

NOTE 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets as of June 30, 2013 and December 31, 2012 totaled $122,013 and $16,379, respectively.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following as of June 30, 2013 and December 31, 2012.

	6/30/2013	12/31/2012
Computer equipment	$339,942	$89,109
Laboratory and scientific equipment	733,409	323,151
Furniture and fixtures	36,988	36,988
Leasehold improvements	267,838	39,741
Total property and equipment	1,378,177	488,989

Accumulated depreciation	(448,131)	(341,178)

Net property and equipment	$930,046	$147,811

Depreciation expense for the for the three month periods ended June 30, 2013 and 2012 was $70,566 and $515, respectively and for the six-month periods ended June 30, 2013 and 2012 was $106,952 and $1,030, respectively.

NOTE 6. INTELLECTUAL PROPERTY

Intellectual property consisted of the following at the dates indicated:

	6/30/2013	12/31/2012

OptiChem Technologies	$192,954	$192,954
Patents	219,320	211,833
	412,274	404,787
Accumulated amortization	(123,989)	(85,507)

Net intellectual property	$288,285	$319,280

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years or the patent application life specific to each capitalized patent. Amortization expense for the three month periods ended June 30, 2013 and 2012 was $19,428 and $64,497, respectively, and for the six-month periods ended June 30, 2013 and 2012 was $38,481 and $128,759, respectively. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down.

NOTE 7. LICENSE AGREEMENTS AND GRANTS

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

On July 9, 2010 the Company entered into a non-exclusive license to Nanosphere, Inc. The license grants to Nanosphere the right to apply OptiChem coatings to Nanosphere’s proprietary analytical products. The products may also include FDA-regulated diagnostics devices. Pursuant to the license agreement, Nanosphere paid the Company a non-refundable first-year fee of $150,000 plus a $15,000 technology transfer fee. On each anniversary of the agreement date, the license calls for Nanosphere to pay to the Company the amounts of $350,000 in 2011; $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life. The final installment of this arrangement for $750,000 was received in full on July 8, 2013 and was reflected in accounts receivable at June 30, 2013. The Company performs ongoing credit evaluations of its clients’ financial condition.

Pursuant to the Company’s revenue recognition policies and GAAP all of the amounts due from Nanosphere were recognized as OptiChem revenue during the fiscal year ended July 31, 2010.

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2 million of funding for a proposed 35-month project of which the Company estimates it will receive direct monies for internal research and development of $750,000. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Company’s BACcel rapid diagnostic system to wound infections and other serious infections secondary to trauma. As of June 30, 2013 the Company has invoiced $68,797 under this grant recorded as an offset to research and development expenses.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of June 30, 2013 the Company has collected $500,000 of the $1,000,000 in milestones. The full amount is recorded in deferred revenue until the economic development provisions of the grant have been satisfied in full, as there are ‘claw back’ provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement.

NOTE 8. EMPLOYEE STOCK BASED COMPENSATION

On June 30, 2013, there were Common Stock options outstanding at exercise prices ranging from $0.73 to $8.79 per share with expiration dates between July 31, 2013 and June 10, 2023. At June 30, 2013 and 2012, stock options and warrants exercisable into 5,702,851 and 17,160,000 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the periods ending ended June 30, 2013 and 2012, the Company accounted for the compensation cost related to awards of stock options and other equity-based instruments to its employees, directors and consultants based on the fair value of the instrument on the grant date, and recognized this cost over the requisite service period. During the quarter ended June 30, 2013, the Company issued options to purchase a total of 382,691 common shares at exercise prices between $6.48 and $8.79 per share.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended June 30, 2013: no dividend yield; risk free interest rate of 0.79% to 1.49%; expected lives ranging between 5.27 and 6.5 years; and expected volatility ranging from 91% to 100%. The weighted average remaining contractual life of options outstanding at June 30, 2013 was 8.4 years.

As of June 30, 2013, unrecognized share-based compensation cost related to unvested stock options was $5,064,486. For the three month periods ended June 30, 2013 and 2012, the Company recognized $1,167,833 and $59,256, respectively and for the six month periods ended June 30, 2013 and 2012, the Company recognized $1,604,726 and $75,085, respectively, in stock-based compensation costs related to the issuance of stock options to employees.

NOTE 9. SUBSEQUENT EVENTS

Launch of Rights Offering

On July 12, 2013, the Company publicly announced the final terms of the rights offering. Rights offering materials were subsequently distributed to the Company’s stockholders on July 18, 2013, at which time the rights offering period commenced. Pursuant to the terms of the rights offering, the Company distributed, at no charge to the holders of its Common Stock as of 5:00 p.m., New York City time, on July 8, 2013, which was established as the record date for the rights offering, 0.064038 non-transferable subscription rights for each share of Common Stock owned on the record date, as more fully described in the prospectus relating to the rights offering. Each whole subscription right allowed the holder thereof to subscribe to purchase one share of Common Stock at a subscription price of $8.04 per share. In addition, any holder of subscription rights exercising his, her or its basic subscription privilege in full was eligible to subscribe to purchase additional shares of Common Stock at the same subscription price per share, subject to the conditions and limitations described further in the prospectus.

In connection with the rights offering, the Company received a standby commitment from Abeja to purchase any and all shares of Common Stock that were not subscribed for by stockholders in connection with the rights offering.

The rights offering period expired at 5:00 p.m., New York City time, on August 7, 2013, and the transactions contemplated by the rights offering and the Standby Purchase Agreement described above (including the Company’s issuance of an aggregate of 2,487,562 shares of its Common Stock to the rights offering participants and standby purchaser) are scheduled to be completed on August 8, 2013. The Company received gross proceeds of approximately $20,000,000 before expenses associated with the transactions.

Collection of Nanosphere Receivable

On July 8, 2013 we received in full the final installment of $750,000 due under our July 9, 2010 license agreement with Nanosphere.

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

Changes in Results of Operations: Three months ended June 30, 2013 compared to three months ended June 30, 2012

During the three months ended June 30, 2013, total revenues were $7,373 as compared to $22,721 during the three-month period ended June 30, 2012, a decrease of $15,348 or 67.5%. The decrease was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the three months ended June 30, 2013 were $2,460,477 as compared to $104,572 during the three months ended June 30, 2012, an increase of $2,355,905 or 2,252.9%. The increase is primarily the result of increasing employee headcount, whose salaries, wages, and stock-based compensation charge comprised $1,176,077 of the increase. The remainder of the increase was related to the purchase of laboratory and instrument engineering supplies to support accelerated research and development efforts.

During the three months ended June 30, 2013, sales, general and administrative expenses were $1,234,490 as compared to $998,799 during the three-month period ended June 30, 2012, an increase of $235,691 or 23.6%. The increase was primarily the result of increases in wages and related expenses, non-cash stock option expense and expenses for professional services.

During the three months ended June 30, 2013, amortization was $19,428 as compared to $64,497 during the three-month period ended June 30, 2012, a decrease of $45,069 resulting from the impairment of certain intangible assets during the prior twelve months including $1,996,583 written off during the period ended July 31, 2012 and an additional $333,487 written off during the period ended October 31, 2012. Management determined these capitalized intellectual property amounts carried on our balance sheet were no longer recoverable and abandoned its plan to pursue marketability.

Depreciation for the three months ended June 30, 2013 was $70,566 as compared to $515 during the three months ended June 30, 2012, an increase of $70,051 or 13,602.1%. The increased depreciation was the result of purchases of equipment to up-fit the new Tucson facility laboratories.

As a result of the above factors, loss from operations for the three months ended June 30, 2013 was $3,777,588 as compared to the loss of $1,145,662 during the three months ended June 30, 2012, an increase in loss from operations of $2,631,926 or 229.7%.

Other non-operating income/(loss) during the three months ended June 30, 2013 was $1,044 as compared to $21,830 during the three months ended June 30, 2012 a decrease of $20,786 or 95.2%. The decrease was driven by unrealized gain recognized on the Rabbi Trust investment balance during the three-month period ended June 30, 2012, which was liquidated and transferred as of December 31, 2012 and such did not recur in the current period.

As a result of these factors, net loss for the three months ended June 30, 2013 was $3,776,544 as compared to a net loss of $1,123,832 during the three months ended June 30, 2012, an increase in net loss of $2,652,712 or 236.0%.

Changes in Results of Operations: Six months ended June 30, 2013 compared to six months ended June 30, 2012

During the six months ended June 30, 2013, total revenues were $23,051 as compared to $31,918 during the six month period ended June 30, 2012, a decrease of $8,867 or 27.8%. The decrease was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the six months ended June 30, 2013 were $4,342,457 as compared to $202,755 during the six months ended June 31, 2012, an increase of $4,139,702 or 2,041.7%. The increase is primarily the result of increasing employee headcount, whose salaries, benefits, and stock-based compensation charges comprised $2,048,051 of the increase. The remainder of the increase was related to the purchase of laboratory and instrument engineering supplies to support accelerated research and development efforts.

During the six months ended June 30, 2013, sales, general and administrative expenses were $1,863,507 as compared to $1,162,203 during the six-month period ended June 31, 2012, an increase of $701,304 or 60.3%. The increase was primarily the result of increases in wages and related expenses, non-cash stock option expense and expenses for professional services.

During the six months ended June 30, 2013, amortization was $38,481 as compared to $128,759 during the six-month period ended June 30, 2012, a decrease of $90,278 resulting from the impairment of certain intangible assets during the prior twelve months including $1,996,583 written off during the period ended July 31, 2012 and an additional $333,487 written off during the period ended October 31, 2012. Management determined these capitalized intellectual property amounts carried on our balance sheet were no longer recoverable and abandoned its plan to pursue marketability.

Depreciation for the six months ended June 30, 2013 was $106,952 as compared to $1,030 during the six months ended June 30, 2012, an increase of $105,922 or 10,283.7%. The increased depreciation was the result of purchases of equipment to up-fit the new Tucson facility laboratories.

As a result of the above factors, loss from operations for the six months ended June 30, 2013 was $6,328,346 as compared to a loss of $1,462,829 during the six months ended June 30, 2012, an increase in loss from operations of $4,865,517 or 332.6%.

Other non-operating income/(loss) during the six months ended June 30, 2013 was $2,503 as compared to $39,495 during the six months ended June 30, 2012 a decrease of $36,992 or 93.7%. The decrease was driven by unrealized gain recognized on the Rabbi Trust investment balance during the six-month period ended June 30, 2012, which was liquidated and transferred as of December 31, 2012 and such did not recur in the current period.

As a result of these factors, net loss for the six months ended June 30, 2013 was $6,325,843 as compared to a net loss of $1,423,334 during the six months ended June 30, 2012, an increase in net loss of $4,902,509 or 344.4%.

Capital Resources and Liquidity

During the six months ended June 30, 2013, we did not generate positive cash flows from operating activities.

Our primary sources of liquidity have been from sales of shares of our Common Stock and revenues from operations. As of June 30, 2013, the Company had $27,172,817 in cash and cash equivalents, an increase of $15,104,070 from $12,068,747 at December 31, 2012. The primary reason for the change in cash and cash equivalents was the exercise of the majority of Abeja’s outstanding warrants. On March 6, 2013, Abeja exercised in full its warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share. On the same date, Abeja also exercised 92% of its warrant to purchase an additional 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (Abeja exercised such warrant for 6,428,840 shares, leaving 571,160 shares unexercised). The Company received aggregate funds of $20,067,680 in connection with such exercises. Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity.

On July 12, 2013, the Company publicly announced the final terms of the rights offering. Rights offering materials were subsequently distributed to the Company’s stockholders on July 18, 2013, at which time the rights offering period commenced. Pursuant to the terms of the rights offering, the Company distributed, at no charge to the holders of its Common Stock as of 5:00 p.m., New York City time, on July 8, 2013, which was established as the record date for the rights offering, 0.064038 non-transferable subscription rights for each share of Common Stock owned on the record date, as more fully described in the prospectus relating to the rights offering. Each whole subscription right allowed the holder thereof to subscribe to purchase one share of Common Stock at a subscription price of $8.04 per share. In addition, any holder of subscription rights exercising his, her or its basic subscription privilege in full was eligible to subscribe to purchase additional shares of Common Stock at the same subscription price per share, subject to the conditions and limitations described further in the prospectus.

In connection with the rights offering, the Company received a standby commitment from Abeja to purchase at $8.04 per share any and all shares of Common Stock that were not subscribed for by stockholders in connection with the rights offering.

The rights offering period expired at 5:00 p.m., New York City time, on August 7, 2013, and the transactions contemplated by the rights offering and the Standby Purchase Agreement described above (including the Company’s issuance of an aggregate of 2,487,562 shares of its Common Stock to the rights offering participants and standby purchaser) are scheduled to be completed on August 8, 2013. The Company received gross proceeds of approximately $20,000,000 before expenses associated with the transactions.

The Company has now closed its Denver location and fully relocated to Tucson Arizona where it is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are $70,231, $140,461, $140,461, and $35,115 for 2013, 2014, 2015, and 2016, respectively. The Company has contractual obligations to a director and former officer of the Company for severance in the amount of $748,000 during the fiscal year ending December 31, 2013.

As of June 30, 2013, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next fiscal year.

The following summarizes the Company’s capital resources at June 30, 2013 compared with December 31, 2012:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$27,172,817	$12,068,747
Accounts receivable (short term)	$818,421	$763,899
Current assets	$28,113,251	$12,849,025
Total assets	$29,331,582	$13,316,116
Current liabilities	$1,807,221	$1,248,068
Working Capital	$26,306,030	$11,600,957
Net cash used in operating activities	($4,176,687)	($2,136,153)
Net cash used in investing activities	($896,673)	($158,348)
Net cash provided by financing activities	$20,177,430	$100,000

Our primary use of capital has been for the continued development of the BACcel™ system. We believe our capital requirements will continue to be met with our existing cash balance, revenues provided by licensors and those provided under grants, exercises of warrants and stock options and/or, additional issuance of equity or debt securities. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents.

Item 4. Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of the Company's Management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The CEO and the CFO also confirmed that there was no change in the Company's internal control over financial reporting during the six-month period ended June 30, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.1	Subscription and Information Agent Agreement, dated May 31, 2013, between the Registrant and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 Registration Statement (No. 333-189065) filed on June 4, 2013)
10.1	Standby Purchase Agreement, dated May 31, 2013, between the Registrant and Abeja Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Form S-3 Registration Statement (No. 333-189065) filed by the Registrant on June 4, 2013)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

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

ACCELERATE DIAGNOSTICS, INC.

August 9, 2013	By:	/s/ Lawrence Mehren
(Date Signed)		Lawrence Mehren, President and Chief Executive Officer

/s/ Steve Reichling
Steve Reichling, Chief Financial Officer and Chief Accounting Officer