Form 10-Q
period 2013-09-30
Accelerate Diagnostics, Inc
filed 2013-11-08
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.’

Large accelerated filed	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No   ☒

As of November 1, 2013, there were 41,469,521 shares of the registrant’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(unaudited)

ASSETS

	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$33,452,907	$12,068,747
Investments	10,959,880	—
Trade accounts receivable	106,242	763,899
Prepaid expenses and other	115,003	16,379
Total current assets	$44,634,032	$12,849,025
Property and equipment, net	1,039,039	147,811
Intellectual property, net	259,879	319,280
Total Assets	$45,932,950	$13,316,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$6,761	$299,650
Accrued compensation and other liabilities	321,174	870,384
Deferred revenue and income	84,008	78,034
Total current liabilities	$411,943	$1,248,068
Long-term liabilities	526,666	—
Total liabilities	$938,609	$1,248,068

Shareholders' equity:
Common stock, $0.001 par value;
55,000,000 shares common shares authorized (as of September 2013) and 45,000,000 (as of December 31, 2012); 41,467,771 (2013) and 25,331,939 (2012) shares issued and outstanding. 5,000,000 preferred shares authorized and none outstanding (as of September 30 2013)	41,468	25,332
Contributed capital	74,266,169	31,244,462
Accumulated deficit	(29,324,203)	(19,201,746)
Accumulated other comprehensive income	10,907	—
Total shareholders' equity	44,994,341	12,068,048
Total liabilities and shareholders' equity	$45,932,950	$13,316,116

See accompanying notes to financial statement.

ACCELERATE DIAGNOSTICS, INC. CONDENSED STATEMENT OF OPERATIONS (unaudited)

	For the three months ended September 30		For the nine months ended September 30
	2013	2012	2013	2012
Revenues:
OptiChem revenue	$12,797	$5,115	$35,848	$37,033
Total revenues	$12,797	$5,115	$35,848	$37,033

Costs and expenses:
Research and development	$2,654,005	$200,094	$6,996,462	$402,849
Sales, general and administrative	1,052,042	1,632,984	2,915,549	2,795,187
Amortization	19,211	10,615	57,692	139,373
Depreciation	84,208	551	191,161	1,581
Total costs and expenses	$3,809,466	$1,844,244	$10,160,864	$3,338,990

Loss from operations	($3,796,669)	($1,839,129)	($10,125,016)	($3,301,957)

Other expense	(8,951)	(2,001,615)	(10,432)	(1,968,230)
Interest and dividend income	9,006	4,400	12,991	10,509
Total other income / (expense)	55	(1,997,215)	2,559	(1,957,721)

Net loss	($3,796,614)	($3,836,344)	($10,122,457)	($5,259,678)
Net loss per share: Basic and diluted net loss per share	($0.10)	($0.15)	($0.28)	($0.33)
Weighted average shares outstanding	39,774,961	25,004,820	35,991,378	16,057,977

Other comprehensive loss:
Net loss	($3,796,614)	($3,836,344)	($10,122,457)	($5,259,678)
Net unrealized gain/(loss) on available-for-sale investments	10,907	—	10,907	—
Comprehensive loss	($3,785,707)	($3,836,344)	($10,111,550)	($5,259,678)

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

Cash flows from operating activities:	2013	2012
Net loss	($10,122,457)	(5,259,678)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	191,161	1,581
Amortization	57,692	139,373
Stock-based compensation	2,612,448	509,468
Impairment of intangible assets	9,196	1,996,583
(Increase) decrease in assets:
Accounts receivable	657,657	593,855
Prepaid expense and other	(98,624)	30,871
Increase (decrease) in liabilities:
Accounts payable	(292,889)	66,078
Accrued liabilities	(549,210)	800,921
Deferred income	532,640	(22,461)
Deferred compensation	—	(109,368)
Net cash used in operating activities	($7,002,386)	($1,252,777)

Cash flows from investing activities:
Purchases of equipment and capitalized patents	($1,089,876)	($114,307)
Purchase of available-for-sale securities	(10,948,973)	—
Net cash used in investing activities	($12,038,849)	($114,307)

Cash flows from financing activities:
Sale of Common Stock and Warrants	$19,911,215	$14,548,569
Exercise of Warrants and Options	20,514,180	—
Net cash provided by financing activities	$40,425,395	$14,548,569

Increase in cash and cash equivalents	$21,384,160	$13,181,485
Cash and cash equivalents, beginning of period	12,068,747	587,556
Cash and cash equivalents, end of period	$33,452,907	$13,769,041

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

Management believes that the accompanying unaudited financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) which require the use of management estimates, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2013 may not be indicative of the results of operations for the fiscal year ended December 31, 2013.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At September 30, 2013 and December 31, 2012, the Company’s uninsured cash balance was approximately $33,335,402 and $12,004,575, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At September 30, 2013 100% of the outstanding receivable balance was with Denver Health and the Department of Defense related to the Defense Medical Research and Development Program. See Note 6 for more information.

Estimated Fair Value

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents – Generally, cash and cash equivalents consist of cash on deposit with banks, money market instruments, investments in U.S. Treasury securities, and overnight repurchase agreements. The carrying amount approximates fair value.

Investments – investments held are classified as available for sale securities and are included at amounts approximating the fair value of the underlying instruments.

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

Investments

The Company invests excess funds in various short-term and long-term investments. Investments consist of debt securities in U.S. government-sponsored entities, corporate debt securities and commercial paper. Management classifies its investments as available-for-sale investments and records these investments in the Condensed Consolidated Balance Sheets at fair value. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity. These available-for-sale investments are primarily held in the custody of a major financial institution. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from three to seven years. See Note 4 below.

Intellectual Property

Intellectual property is amortized over the period the asset is expected to contribute directly or indirectly to the Company's future cash flows. The Company evaluates the remaining useful life of each intellectual property that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Included in intellectual property are patents and technology. Intellectual properties are currently being amortized over their estimated useful lives of generally 20 years. See Note 6 below.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. OptiChem revenue is recognized upon the receipt of royalty payments from our licenses.

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

Earnings Per Share

The Company follows ASC 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

The Company’s net loss for the periods presented cause the inclusion of potential Common Stock instruments outstanding to be antidilutive. For the period ended September 30, 2013 and the fiscal year ended December 31, 2012, there were Common Stock options and warrants exercisable for 5,734,351 (571,160 warrants and 5,163,191 options) and 18,431,930 (14,071,430 warrants and 4,360,500 options) shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

Weighted average shares outstanding for the three and nine month periods ended September 30, 2012 have been revised for the effects of the Rights Offering (See Note 8).

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

Comprehensive Income (loss)

The Company follows ASC 220, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income (loss) and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company holds investments classified as available-for-sale securities and records the change in fair market value as a component of comprehensive income (loss).

NOTE 3.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no new accounting pronouncements issued but not yet adopted that are expected to materially affect the Company’s financial condition or results of operations.

NOTE 4.   PROPERTY AND EQUIPMENT

	9/30/2013	12/31/2012

Computer equipment	$521,762	$89,109
Laboratory and scientific equipment	744,790	323,151
Furniture and fixtures	36,988	36,988
Leasehold improvements	267,838	39,741
Total property and equipment	1,571,378	488,989

Accumulated depreciation	(532,339)	(341,178)

Net property and equipment	$1,039,039	$147,811

Depreciation expense for the for the three month periods ended September 30, 2013 and 2012 was $84,208 and $551, respectively, and for the nine-month periods ended September 30, 2013 and 2012 was $191,161 and $1,581, respectively.

NOTE 5.   INTELLECTUAL PROPERTY

Intellectual property consisted of the following at the dates indicated:

	9/30/2013	12/31/2012

OptiChem Technologies	$192,954	$192,954
Patents	210,125	211,833
	403,079	404,787
Accumulated amortization	(143,200)	(85,507)

Net intellectual property	$259,879	$319,280

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years or the patent application life specific to each capitalized patent. Amortization expense for the three-month periods ended September 30, 2013 and 2012 was $19,211 and $10,615, respectively, and for the nine-month periods ended September 30, 2013 and 2012 was $57,692 and $139,373, respectively. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. Such a determination was made during the fiscal year ended July 31, 2012, whereby management determined that certain capitalized intellectual property amounts carried on our balance sheet are no longer recoverable or abandoned its plan to pursue marketability and accordingly reduced the amortized book values by $1,996,583 and recognized the loss in its reported loss from operations.

NOTE 6.   LICENSE AGREEMENTS AND GRANTS

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

On July 9, 2010 the Company entered into a non-exclusive license to Nanosphere, Inc. The license grants to Nanosphere the right to apply OptiChem coatings to Nanosphere’s proprietary analytical products. The products may also include FDA-regulated diagnostics devices. Pursuant to the license agreement, Nanosphere paid the Company a non-refundable first-year fee of $150,000 plus a $15,000 technology transfer fee. On each anniversary of the agreement date, the license calls for Nanosphere to pay to the Company the amounts of $350,000 in 2011; $600,000 in 2012, and $750,000 in 2013 in order to complete the payments for rights under the remaining patent life. The final installment of this arrangement for $750,000 was received in full on July 8, 2013. All of the amounts due from Nanosphere were recognized as OptiChem revenue during the fiscal year ended July 31, 2010.

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2 million of funding for a proposed 35-month project of which the Company estimates it will receive direct monies for internal research and development of $750,000. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Company’s BACcel rapid diagnostic system to wound infections and other serious infections secondary to trauma. As of September 30, 2013 the Company has invoiced $116,162 under this grant recorded as an offset to research and development expenses.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of September 30, 2013 the Company has collected $500,000 of the $1,000,000 in milestones. The full amount is recorded in deferred revenue until the economic development provisions of the grant have been satisfied in full, as there are ‘claw-back’ provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement.

NOTE 7.   EMPLOYEE STOCK BASED COMPENSATION

On September 30, 2013, there were Common Stock options outstanding at exercise prices ranging from $0.73 to $9.83 per share with expiration dates between April 19, 2014 and September 4, 2023. At September 30, 2013 and December 31, 2012, stock options and warrants exercisable into 5,734,351 and 18,431,930 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

For the periods ending ended September 30, 2013 and 2012, the Company accounted for the compensation cost related to awards of stock options and other equity-based instruments to its employees, directors and consultants based on the fair value of the instrument on the grant date, and recognized this cost over the requisite service period. During the quarter ended September 30, 2013, the Company issued options to purchase a total of 379,500 common shares at an exercise price of $9.83 per share.

The fair value of options granted under the stock option agreements and stock-based compensation plans discussed above is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants for the three months ended September 30, 2013: no dividend yield; risk free interest rate of 2.193%; expected life of 6.46 years; and expected volatility of 96%. The weighted average remaining contractual life of options outstanding at September 30, 2013 was 8.57 years.

As of September 30, 2013, unrecognized share-based compensation cost related to unvested stock options was $6,521,441. For the three-month periods ended September 30, 2013 and 2012, the Company recognized $1,007,721 and $434,383, respectively and for the nine-month periods ended September 30, 2013 and 2012, the Company recognized $2,612,448 and $509,468, respectively, in stock-based compensation costs related to the issuance of stock options to employees.

NOTE 8.   RIGHTS OFFERING

On July 12, 2013, the Company publicly announced the final terms of a rights offering. Rights offering materials were subsequently distributed to the Company’s stockholders on July 18, 2013, at which time the rights offering period commenced. Pursuant to the terms of the rights offering, the Company distributed, at no charge to the holders of its Common Stock as of 5:00 p.m., New York City time, on July 8, 2013, which was established as the record date for the rights offering, 0.064038 non-transferable subscription rights for each share of Common Stock owned on the record date. Each whole subscription right allowed the holder to subscribe to purchase one share of Common Stock at a subscription price of $8.04 per share. In addition, any holder of subscription rights exercising his, her or its basic subscription privilege in full was eligible to subscribe to purchase additional shares of Common Stock at the same subscription price per share, subject to the conditions and limitations described further in the prospectus.

In connection with the rights offering, the Company received a standby commitment from Abeja Ventures, LLC (“Abeja”) to purchase, at $8.04 per share, any and all shares of Common Stock that were not subscribed for by stockholders in connection with the rights offering.

The rights offering period expired at 5:00 p.m., New York City time, on August 7, 2013, and the transactions contemplated by the rights offering and the Standby Purchase Agreement described above (including the Company’s issuance of an aggregate of 2,487,562 shares of its Common Stock to the rights offering participants and standby purchaser) were completed on August 8, 2013. The Company received gross proceeds of $20,000,000 before costs associated with the transactions, which totaled $88,785.

Because the exercise price of the rights offering of $8.04 was less than the fair value of the Company’s shares of common stock at the inception of the offering, there is a bonus element that is treated akin to a stock dividend. The weighted average shares outstanding for the three and six month periods ended September 30, 2012 have been revised for those effects. There was no effect on basic and diluted loss per share.

NOTE 9.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments such as cash equivalents, restricted cash, accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities approximate the related fair values due to the short-term maturities of these instruments. The Company may invest its excess cash into financial instruments that are readily convertible into cash, such as marketable securities, money market funds and certificates of deposit with original maturities of three months or less at the date of purchase. The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. The Company has established guidelines to maintain safety and liquidity for our financial instruments, and the cost of securities sold is based on the specific identification method.

ASC Topic 820, Fair Value Measurements and Disclosures has redefined fair value and required the Company to establish a framework for measuring fair value and expand disclosures about fair value measurements. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosures , and the valuation approach applied to each class of financial instruments at September 30, 2013 and December 31, 2012:

	September 30, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$29,068,963	$—	$—	$29,068,963
Corporate notes and bonds	—	10,459,612	—	10,459,612
Asset-backed securities	—	500,268	—	500,268

Total assets measured at fair value	$5,737,376	$10,959,880	$—	$40,028,843

	December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Repurchase Agreement (cash equivalents)	$12,004,575	—	—	$12,004,575

Total assets measured at fair value	$12,004,575	—	—	$12,004,575

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no significant transfers between levels during the three month period ended September 30, 2013.

NOTE 10.   INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at September 30, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$500,086	$182	—	$500,268
Corporate notes and bonds	10,448,887	10,725	—	10,459,612
Total	$10,948,973	$10,907	—	$10,959,880

The following table summarizes the maturities of the Company’s available-for-sale securities at September 30, 2013:

	Amortized Cost	Fair Value
Due in less than 1 year	$3,649,931	$3.649,869
Due in 1 to 2 years	7,299,042	7,310,011
Total	$10,948,973	$10,959,880

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

On July 12, 2013, the Company publicly announced the final terms of a rights offering, pursuant to which the Company distributed, at no charge to the holders of its Common Stock as of 5:00 p.m., New York City time, on July 8, 2013, which was established as the record date for the rights offering, 0.064038 non-transferable subscription rights for each share of Common Stock owned on the record date, as more fully described in the prospectus relating to the rights offering. Each whole subscription right allowed the holder thereof to subscribe to purchase one share of Common Stock at a subscription price of $8.04 per share. In addition, any holder of subscription rights exercising his, her or its basic subscription privilege in full was eligible to subscribe to purchase additional shares of Common Stock at the same subscription price per share, subject to the conditions and limitations described further in the prospectus.

In connection with the rights offering, the Company received a standby commitment from Abeja Ventures, LLC (“Abeja”) to purchase, at $8.04 per share, any and all shares of Common Stock that were not subscribed for by stockholders in connection with the rights offering.

The rights offering period expired at 5:00 p.m., New York City time, on August 7, 2013, and the transactions contemplated by the rights offering and the Standby Purchase Agreement described above (including the Company’s issuance of an aggregate of 2,487,562 shares of its Common Stock to the rights offering participants and standby purchaser) were completed on August 8, 2013. The Company received gross proceeds of $20,000,000 before expenses associated with the transactions.

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

Changes in Results of Operations: Three months ended September 30, 2013 compared to three months ended September 30, 2012

During the three months ended September 30, 2013, total revenues were $12,797 as compared to $5,115 during the three-month period ended September 30, 2012, an increase of $7,682 or 150.2%. The increase was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the three months ended September 30, 2013 were $2,654,005 as compared to $200,094 during the three months ended September 30, 2012, an increase of $2,453,911 or 1,226.4%. The increase is primarily the result of increasing employee headcount, whose salaries, benefits, and stock-based compensation charge comprised $1,440,742 of the increase. The remainder of the increase was related to the purchase of laboratory and instrument engineering supplies to support accelerated research and development efforts.

During the three months ended September 30, 2013, sales, general and administrative expenses were $1,052,042 as compared to $1,632,984 during the three-month period ended September 30, 2012, a decrease of $580,942 or 35.6%. The decrease was primarily the result of severance payments paid in the prior year to a former executive of the Company.

During the three months ended September 30, 2013, amortization was $19,211 as compared to $10,615 during the three-month period ended September 30, 2012, an increase of $8,596 or 81.0%.

Depreciation for the three months ended September 30, 2013 was $84,208 as compared to $551 during the three months ended September 30, 2012, an increase of $83,657 or 15,182.8%. The increased depreciation was the result of purchases of equipment to up-fit the new Tucson facility laboratories.

As a result of the above factors, loss from operations for the three months ended September 30, 2013 was $3,796,669 as compared to the loss of $1,839,129 during the three months ended September 30, 2012, an increase in loss from operations of $1,957,540 or 106.4%.

Other non-operating income/(loss) during the three months ended September 30, 2013 was income of $55 as compared to a loss of $1,992,215 during the three months ended September 30, 2012 an increase of income $1,992,270 or 100%. The change resulted from an intangible impairment charge of $1,996,583 taken in the prior year. Management determined these capitalized intellectual property amounts carried on our balance sheet were no longer recoverable and abandoned its plan to pursue marketability.

As a result of these factors, net loss for the three months ended September 30, 2013 was $3,796,614 as compared to a net loss of $3,836,344 during the three months ended September 30, 2012, a decrease in net loss of $39,730 or 1.0%.

Unrealized gain for the three month period ended September 30, 2013 was $10,907 as compared to $0 during the three months ended September 30, 2012. The resulting comprehensive losses were $3,785,707 and $3,836,344 for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

Changes in Results of Operations: Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

During the nine months ended September 30, 2013, total revenues were $35,848 as compared to $37,033 during the nine month period ended September 30, 2012, a decrease of $1,185 or 3.2%. The decrease was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the nine months ended September 30, 2013 were $6,996,462 as compared to $402,849 during the nine months ended September 30, 2012, an increase of $6,593,613 or 1,636.7%. The increase is primarily the result of increasing employee headcount, whose salaries, benefits, and stock-based compensation charges comprised $3,488,794 of the increase. The remainder of the increase was related to the purchase of laboratory and instrument engineering supplies to support accelerated research and development efforts.

During the nine months ended September 30, 2013, sales, general and administrative expenses were $2,915,549 as compared to $2,795,187 during the nine-month period ended September 30, 2012, an increase of $120,362 or 4.3%.

During the nine months ended September 30, 2013, amortization was $57,692 as compared to $139,373 during the nine-month period ended September 30, 2012, a decrease of $81,681 resulting from the impairment of certain intangible assets during the prior twelve months including $1,996,583 written off during the period ended July 31, 2012 and an additional $333,487 written off during the period ended October 31, 2012. Management determined these capitalized intellectual property amounts carried on our balance sheet were no longer recoverable and abandoned its plan to pursue marketability.

Depreciation for the nine months ended September 30, 2013 was $191,161 as compared to $1,581 during the nine months ended September 30, 2012, an increase of $189,580 or 11,991.1%. The increased depreciation was the result of purchases of equipment to up-fit the new Tucson facility laboratories.

As a result of the above factors, loss from operations for the nine months ended September 30, 2013 was $10,125,016 as compared to a loss of $3,301,957 during the nine months ended September 30, 2012, an increase in loss from operations of $6,823,059 or 206.6%.

Other non-operating income/(loss) during the nine months ended September 30, 2013 was income of $2,559 as compared to $1,957,721 loss during the nine months ended September 30, 2012 an increase to $1,960,280 or 100.1%. The change resulted from an intangible impairment charge of $1,996,583 taken in the prior year. Management determined these capitalized intellectual property amounts carried on our balance sheet were no longer recoverable and abandoned its plan to pursue marketability.

As a result of these factors, net loss for the nine months ended September 30, 2013 was $10,122,457 as compared to a net loss of $5,259,678 during the nine months ended September 30, 2012, an increase in net loss of $4,862,779 or 92.5%.

Unrealized gain for the nine month period ended September 30, 2013 was $10,907 as compared to $0 during the nine months ended September 30, 2012. The resulting comprehensive losses were $10,111,550 and $5,259,678 for the nine month periods ended September 30, 2013 and September 30, 2012, respectively.

Capital Resources and Liquidity

During the nine months ended September 30, 2013, we did not generate positive cash flows from operating activities.

Our primary sources of liquidity have been from sales of shares of our Common Stock and revenues from operations. As of September 30, 2013, the Company had $44,412,787 in cash and cash equivalents and available for sales securities, an increase of $32,344,040 from $12,068,747 at December 31, 2012. The primary reason for the change in these assets was two equity transactions; first, the exercise of warrants previously issued to Abeja in June 2012, and second, a $20,000,000 rights offering transaction completed in August 2013.

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

On July 12, 2013, the Company publicly announced the final terms of the rights offering, pursuant to which the Company distributed, at no charge to the holders of its Common Stock as of 5:00 p.m., New York City time, on July 8, 2013, which was established as the record date for the rights offering, 0.064038 non-transferable subscription rights for each share of Common Stock owned on the record date, as more fully described in the prospectus relating to the rights offering. Each whole subscription right allowed the holder thereof to subscribe to purchase one share of Common Stock at a subscription price of $8.04 per share. In addition, any holder of subscription rights exercising his, her or its basic subscription privilege in full was eligible to subscribe to purchase additional shares of Common Stock at the same subscription price per share, subject to the conditions and limitations described further in the prospectus.

In connection with the rights offering, the Company received a standby commitment from Abeja to purchase, at $8.04 per share, any and all shares of Common Stock that were not subscribed for by stockholders in connection with the rights offering.

The rights offering period expired at 5:00 p.m., New York City time, on August 7, 2013, and the transactions contemplated by the rights offering and the Standby Purchase Agreement described above (including the Company’s issuance of an aggregate of 2,487,562 shares of its Common Stock to the rights offering participants and standby purchaser) were completed on August 8, 2013. The Company received gross proceeds of $20,000,000 before costs associated with the transactions, which totaled $88,785.

The Company has now closed its Denver location and fully relocated to Tucson, Arizona, where it is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are $35,115, $140,461, $140,461, and $35,115 for 2013, 2014, 2015, and 2016, respectively. The Company has a contractual obligation to a director and a former officer of the Company for severance in the amount of $24,000 during the fiscal year ending December 31, 2013.

As of September 30, 2013, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next fiscal year.

The following summarizes the Company’s capital resources at September 30, 2013 compared with December 31, 2012:

	September 30, 2013	December 31, 2012

Cash and cash equivalents	$33,452,907	$12,068,747
Investments	$10,959,880	—
Accounts receivable (short term)	$106,242	$763,899
Current assets	$44,634,032	$12,849,025
Total assets	$45,932,950	$13,316,116
Current liabilities	$938,609	$1,248,068
Working Capital	$43,695,423	$11,600,957
Net cash used in operating activities	($7,002,386)	($2,136,153)
Net cash used in investing activities	($12,038,849)	($158,348)
Net cash provided by financing activities	$40,425,395	$100,000

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

Our exposure to market risk is limited to our cash and cash equivalents, all of which have original maturities of less than three months, and short-term investments, which have an average maturity of less than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we may in the future maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure.

Item 4. Controls and Procedures.

An evaluation was conducted under the supervision and with the participation of the Company's Management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the CEO and the CFO concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The CEO and the CFO also confirmed that there was no change in the Company's internal control over financial reporting during the nine-month period ended September 30, 2013.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors that were disclosed in the Company’s Transition Report on Form 10-K for the transition period ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 4, 2013, the Company entered into a Standby Purchase Agreement with Abeja Ventures, LLC (the “Standby Purchaser”), pursuant to which the Standby Purchaser agreed to purchase, at the prevailing subscription price ($8.04 per share), any and all shares of the Company’s Common Stock not subscribed for by the Company’s stockholders in the rights offering described elsewhere in this Quarterly Report on Form 10-Q. The Standby Purchaser is owned by, among other individuals and entities, Lawrence Mehren, John Patience, Jack Schuler and Matthew W. Strobeck, each of whom is a director of the Company. No fees or other consideration were paid by the Company to the Standby Purchaser in exchange for its commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

On August 8, 2013, in connection with the closing of the rights offering, the Company issued a total 413,090 shares of Common Stock to entities controlled by Mr. Schuler as assignees of the Standby Purchaser’s rights under the agreement described above. Such entities paid the Company an aggregate cash purchase price of $3,321,243.60 for the shares of Common Stock acquired pursuant to the Standby Purchase Agreement, which were issued in a private placement transaction separate from the rights offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission thereunder. The Company intends to use the net proceeds from the transactions contemplated by the Standby Purchase Agreement for general corporate purposes, including to fund ongoing research and development and productive commercialization initiatives.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Certificate of Amendment to Certificate of Incorporation of Registrant (incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013)
4.1	Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement (No. 333-189065), Amendment No. 2, filed on July 10, 2013)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

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

ACCELERATE DIAGNOSTICS, INC.

November 8, 2013	By:	/s/ Lawrence Mehren
(Date Signed)		Lawrence Mehren, President and Chief Executive Officer

/s/ Steve Reichling
Steve Reichling, Chief Financial Officer and Chief Accounting Officer