Form 10-K/A
period 2013-12-31
Accelerate Diagnostics, Inc
filed 2014-03-28
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes  ☒  No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2013 was $107,855,865, which was computed based upon the closing price of the registrant’s common stock on June 28, 2013 of $8.12.

There were 41,904,521 shares of common stock of the registrant outstanding as of March 21, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Accelerate Diagnostics, Inc. (“we” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K Filing”), which was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2014, solely to (i) set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, and (ii) include as exhibits the consent of the Company’s former independent registered public accounting firm, Comiskey & Company, P.C. (which the Company had obtained as of the date of the original Form 10-K Filing but was inadvertently not filed as an exhibit thereto), and new certifications by our principal executive officer and principal financial officer as required by Item 15 of Part IV of the original Form 10-K Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment amends and restates, in their entirety, (i) Items 10, 11, 12, 13 and 14 of Part III, and (ii) Item 15 of Part IV of the original Form 10-K Filing.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the original Form 10-K Filing and the Company’s other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information with respect to the current directors, director nominees and executive officers of our Company:

Name	Age	Position
Lawrence Mehren	47	President, Chief Executive Officer and Director
Mark C. Miller	58	Director
John Patience	65	Chairman of the Board of Directors
Jack Schuler	73	Director
Matthew W. Strobeck, Ph.D.	41	Director
Frank J.M. ten Brink	57	Director
Pete Bantock	48	Chief Commercial Officer
Steve Reichling	35	Chief Financial Officer

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

Mark C. Miller has served as a Director of the Company since November 5, 2013.  He currently serves as Executive Chairman and director of Stericycle (NASDAQ: SRCL), where he was Chief Executive Officer from 1992 to 2012 and Chairman of the Board of Directors from 2008 to 2012. Prior to joining Stericycle, Mr. Miller served as vice president for the Pacific, Asia and Africa in the international division of Abbott Laboratories, a diversified health care company, which he joined in 1976 and where he held a number of management and marketing positions. Mr. Miller formerly served as a director of Ventana Medical Systems, Inc., a developer and supplier of automated diagnostic systems. He received a B.S. degree in computer science from Purdue University, where he graduated Phi Beta Kappa. Mr. Miller was selected by Morningstar, Inc. as its “2009 CEO of the Year.”

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

Matthew W. Strobeck, Ph.D . has served as a Director of the Company since July 7, 2012. Dr. Strobeck currently serves as a director of Metabolix, Inc. (NASDAQ: MBLX), an innovation-driven bioscience company focused on delivering sustainable solutions to the plastics, chemicals and energy industries.  He was a Partner and Member of the Management Committee and Advisory Board of Westfield Capital Management from 2008 until 2011, having served as a member of the investment team, specializing in healthcare and life sciences, from May 2003 to June 2008. Dr. Strobeck was a fellow in the Department of Biology at MIT from December 2001 to June 2002.  Dr. Strobeck received his B.S. from St. Lawrence University, a Ph.D. from the University of Cincinnati, a S.M. from Harvard University/MIT Health Sciences Technology Program, and a S.M. from the MIT Sloan School of Management.

Frank J.M. ten Brink has served as a Director of the Company since March 6, 2013. Mr. ten Brink has served as Executive Vice President, Chief Financial Officer and Chief Administrative Officer of Stericycle, Inc. (NASDAQ: SRCL) since June 1997. He has over 16 years of finance experience in high growth environments, mergers and acquisitions. Prior to joining Stericycle, he was Senior Vice President and Chief Financial Officer with Telular Corporation. Between 1991 and 1995, he was Vice President and Chief Financial Officer of Hexacomb Corporation. Mr. ten Brink studied International Business at the Netherlands School of Business and received an M.B.A. degree in Finance from the University of Oregon.

Pete Bantock has served as the Company’s Chief Commercial Officer since July 1, 2013. Prior to joining the Company, Mr. Bantock was Senior Vice President and General Manager of Ventana Medical Systems’ North American Commercial Operations. Previously, he was the General Manager of Spring Bioscience, a division of Ventana. Prior to his role for Spring Bioscience, Mr. Bantock held various sales and marketing positions at Ventana Medical Systems, including Director of Marketing and Head of Corporate Accounts. Mr. Bantock began his healthcare career at Abbott Labs, where he was manager of South African commercial operations for the Diagnostics Division, among other roles. Mr. Bantock received a B.A. degree and a Higher Diploma of Education from Rhodes University in Grahamstown, South Africa.

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

Board Leadership Structure

The Board does not have an express policy regarding the separation of the roles of Chief Executive Officer and Board Chairman, as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board. Currently, Lawrence Mehren serves as the Company’s Chief Executive Officer and John Patience serves as the Chairman of the Board. The Board believes that its current leadership structure best serves the objectives of the Board’s oversight of management; the ability of the Board to carry out its roles and responsibilities on behalf of the shareholders; and the Company’s overall corporate governance. The Board also believes that the current separation of the Chairman and CEO roles allows the CEO to focus his time and energy on operating and managing the Company and leverage the experience and perspectives of the Chairman.

Board Oversight of Risk Management

The full Board has responsibility for general oversight of risks facing the Company.  The Board is informed by senior management on areas of risk facing the Company and periodically conducts discussions regarding risk assessment and risk management. The Board believes that evaluating how the executive team manages the various risks confronting the Company is one of its most important areas of oversight. The Audit Committee reviews and assesses the Company’s processes to manage financial reporting risk and to manage investment, tax, and other financial risks. Finally, management periodically reports to the Board or relevant committee, which provides guidance on risk assessment and mitigation.

Family Relationships

There are no family relationships between any of our directors or executive officers.

 Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Directors, executive officers and greater than 10% shareholders also are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the fiscal year ended December 31, 2013.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers and a code of ethics and standards of conduct that is applicable to all directors, officers and employees. Shareholders may request a free copy of these documents from: Accelerate Diagnostics, Inc., 3950 South Country Club, Suite 470, Tucson, Arizona 85714, Attn: Corporate Secretary.

Audit Committee

The Board maintains a standing Audit Committee comprised of Mr. ten Brink (Chairman), Mr. Schuler and Dr. Strobeck.  Each member of the Audit Committee satisfies the independence standards specified in Rule 5605(a)(2) of the NASDAQ Listing Rules and the related rules of the SEC and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. ten Brink is an “audit committee financial expert” as defined under SEC rules and regulations, and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the NASDAQ Listing Rules. The Audit Committee has a written charter, which was adopted on November 3, 2005 (when the Company’s name was “Accelr8 Technology Corporation” and the Company’s common stock was listed for trading on the AMEX Stock Market), a copy of which was attached as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on November 5, 2013. The Audit Committee met four times during the fiscal year ended December 31, 2013.

The Audit Committee is responsible primarily for overseeing the qualifications, independence and performance of our independent public accountants; the services performed by our independent public accountants; evaluating the Company’s accounting policies and system of internal controls; and reviewing significant financial transactions. In carrying out this purpose, the Audit Committee maintains and facilitates free and open communication between the Board, the independent public accountants, and our management.

Director Nominations

The Board seeks to ensure that it is composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the Board to satisfy its oversight obligations effectively. The Board does not currently have a separate Nominating Committee because the Board does not yet believe such a committee is necessary. However, as the Company continues to grow, the Board may consider establishing a separate Nominating Committee. Currently, the independent members of the Board are responsible for identifying and appointing appropriate persons to add to the Board when necessary. In selecting Board candidates, it is the independent directors’ goal to identify persons who it believes have appropriate expertise and experience to contribute to the oversight of a company of the Company’s nature while also reviewing other appropriate factors.

Qualifications of Directors

The Board believes that each of its directors have the experience, qualifications, attributes and skills that, when taken as a whole, will enable the Board to satisfy its oversight responsibilities effectively. The following factors were among those considered in determining whether each director would make valuable members of the Board:

•	Lawrence Mehren: In addition to his experience as the Company’s President and Chief Executive Officer and a member of our Board of Directors, Mr. Mehren has significant prior experience in the medical diagnostics industry. Mr. Mehren served as Senior Vice President and Chief Financial Officer of Ventana Medical Systems and was Managing Director, Partner and head of P&M Corporate Finance’s (an investment banking firm based in Detroit, Michigan) life sciences practice.

•	Mark C. Miller: Mr. Miller has significant experience serving as a director and executive officer for other public companies, including Stericycle, Inc. (NASDAQ: SRCL), where he has served as Executive Chairman since January 2013 and as a director since May 1992.

•	John Patience: In addition to his experience as Chairman of our Board of Directors, Mr. Patience also has a significant amount of experience in serving as a director for other public companies in the medical diagnostics industry. Mr. Patience served as a director of Ventana Medical Systems, Inc. from 1989 and as Vice Chairman from 1999 until Ventana’s acquisition by Roche in 2008. Mr. Patience has been a director of Stericycle, Inc. (NASDAQ: SRCL) since 1989.

•	Jack Schuler: In addition to his experience as a member of our Board of Directors and a member of our Audit Committee, Mr. Schuler has a significant amount of experience in serving as a director for other public companies in the medical diagnostics industry. Mr. Schuler served as a director of Ventana Medical Systems, Inc. from 1991 and as Chairman of the Board from 1995 until Ventana’s acquisition by Roche in 2008. Mr. Schuler has been a director of Stericycle, Inc. (NASDAQ: SRCL) since March 1990, formerly serving as Chairman of the Board, and continues to serve as Lead Director for Stericyle.

•	Frank J.M. ten Brink: In addition to his experience as a member of our Board of Directors and Chairman of our Audit Committee, Mr. ten Brink has significant experience as a financial executive of a public companies including most recently his role as Chief Financial Officer of Stericycle, Inc. (NASDAQ: SRCL) since 1997.

•	Matthew W. Strobeck, Ph.D.: In addition to his experience as a member of our Board of Directors and a member of our Audit Committee, Dr. Strobeck also has experience in serving as a director for other public companies in the medical diagnostics industry. Dr. Strobeck currently serves as a director of Metabolix, Inc. (NASDAQ: MBLX), an innovation-driven bioscience company focused on delivering sustainable solutions to the plastics, chemicals and energy industries.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. The transition period from August 1, 2012 to December 31, 2012 is indicated below by “2012T” and the fiscal year that ended on July 31, 2012 is indicated below by “2012”, and the fiscal year ended December 31, 2013 is indicated below by “2013”.

Name and Principal Position	Year		Salary ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
Lawrence Mehren, President and Chief Executive Officer	2013		300,000	--		5,298	(3)	305,298
	2012	T	124,392	--		--		124,392
	2012		28,767	1,123,279	(1)	--		1,152,046

Steve Reichling, Chief Financial Officer	2013		170,000	--		3,002	(3)	173,002
	2012	T	52,164	365,236	(1)	--		417,400

Pete Bantock, Chief Commercial Officer	2013		115,096	1,254,481	(2)	--		1,369,577

(1)	The amounts reflect the aggregate grant date fair value of awards during each year calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to the financial statements set forth in our original Form 10-K Filing.
(2)	The amounts reflect the aggregate grant date fair value of awards during each year calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to the financial statements set forth in our original Form 10-K Filing.
(3)	The amount reflects a one-time pay-out of accrued vacation upon the dissolution of the Company’s vacation policy.

Mehren Offer Letter

Mr. Mehren was appointed as the Company’s President, Chief Executive Officer and Chief Financial Officer on June 26, 2012. In his capacity as Chief Executive Officer of the Company, Mr. Mehren is paid a base salary of $300,000 per year. On April 20, 2012, Mr. Mehren, in his role as a consultant to the Company, was granted an option to purchase 2,200,000 shares of the Company’s common stock at an exercise price equal to $1.04 per share, which was equal to the closing price of the Company’s common stock on the date of grant. The option was issued pursuant to the Company’s 2004 Omnibus Stock Option Plan, as amended, and will vest according to the following schedule: 580,000 shares vested immediately upon the date of grant, 825,000 shares will vest as follows: 40% (330,000 shares) will vest on the second anniversary of the date of grant, and the remaining 60% (495,000 shares) will vest in 36 equal monthly installments (13,750 shares per month) over the subsequent 36 months, 795,000 shares will vest as follows (provided that both criteria must be satisfied):

•	40% (318,000 shares) will vest on the second anniversary of the date of grant, and the remaining 60% (477,000 shares) will vest in 36 equal monthly installments (13,250 shares per month) over the subsequent 36 months.

•	50% (397,500 shares) will vest when at least 50% of the warrants initially issued to Abeja Ventures, LLC (“Abeja”) have been exercised by the holder(s) thereof, and the remaining 50% (397,500 shares) will vest when at least 90% of such warrants have been exercised by the holder(s) thereof.

Notwithstanding the foregoing, if Mr. Mehren’s employment is terminated for any reason other than for cause (as defined in the option award agreement), he will be entitled to exercise the then-vested portion of the option for a period of 90 days following his termination of employment (after which time any unexercised options will expire). If Mr. Mehren’s employment is terminated for cause, the Company, in its sole discretion, may provide for the immediate cancellation of the option (or any portion thereof). Any unvested portion of the option will accelerate and become immediately vested and exercisable in the event of a change of control with respect to the Company.

Reichling Offer Letter

Mr. Reichling was appointed as the Company’s Chief Financial Officer (replacing Mr. Mehren in that role) on July 22, 2012. In his capacity as Chief Financial Officer, Mr. Reichling is paid a base salary of $170,000 per year. Mr. Reichling was also granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price equal to $2.98 per share, which was equal to the closing price of the Company’s common stock on the date of grant. The option was issued pursuant to the Company’s 2004 Omnibus Stock Option Plan, as amended, and will vest as follows: 40% will vest on the second anniversary of the date of grant, and the remaining 60% will vest in 36 equal monthly installments over the subsequent 36 months. Mr. Reichling was also provided with a $70,000 budget to be used towards relocation and temporary living arrangements, with the understanding that he was required to relocate to the Tucson, Arizona area by the completion date of the Company’s relocation of its corporate headquarters.

Bantock Offer Letter

Mr. Bantock was appointed as the Company’s Chief Commercial Officer on July 1, 2013. In his capacity as Chief Commercial Officer, Mr. Bantock is paid a base salary of $237,500 per year. Mr. Bantock was also granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price equal to $9.83 per share, which was equal to the closing price of the Company’s common stock on the date of grant. The option was issued pursuant to the Company’s 2012 Omnibus Equity Incentive Plan and will vest as follows: 40% will vest on the second anniversary of the date of grant, and the remaining 60% will vest in 36 equal monthly installments over the subsequent 36 months.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding option awards held by Messrs. Mehren, Bantock and Reichling at December 31, 2013:

	Option Awards
	Number of securities underlying unexercised options (#)			Option	Option
Name	Exercisable	Unexercisable		Exercise Price	Expiration Date
Lawrence Mehren	580,000	1,620,000	(1)	$1.04	April 20, 2022
Pete Bantock	--	200,000	(2)	$9.83	September 4, 2023
Steve Reichling	--	200,000	(3)	$2.98	September 10, 2022

(1)	580,000 shares vested immediately upon the date of grant (April 20, 2012); 825,000 shares will vest as follows: 40% (330,000 shares) will vest on the second anniversary of the date of grant, and the remaining 60% (495,000 shares) will vest in 36 equal monthly installments (13,750 shares per month) over the subsequent 36 months; and 795,000 shares will vest as follows (provided that both criteria must be satisfied): (i) 40% (318,000 shares) will vest on the second anniversary of the date of grant, and the remaining 60% (477,000 shares) will vest in 36 equal monthly installments (13,250 shares per month) over the subsequent 36 months, and (ii) 50% (397,500 shares) will vest when at least 50% of the warrants initially issued to Abeja have been exercised by the holder(s) thereof, and the remaining 50% (397,500 shares) will vest when at least 90% of such warrants have been exercised by the holder(s) thereof.
(2)	40% vests on September 4, 2015; the balance vests monthly in 36 equal installments beginning on October 4, 2015 and ending on September 4, 2018.
(3)	40% vests on September 10, 2014; the balance vests monthly in 36 equal installments beginning on October 10, 2014 and ending on September 10, 2017.

Option Exercises

During the fiscal year ended December 31, 2013, none of our named executive officers exercised any stock options.

Compensation of Directors

Directors who are also employees of the Company (including Mr. Mehren) do not receive any separate compensation in connection with their Board service, and we do not pay cash fees to any of our directors. Our non-employee directors generally receive an initial stock option award upon joining the Board, which is calculated using a pre-determined formula and vests 20% per year over a five-year period, beginning on the first anniversary of the date of the director’s election to the Board. Non-employee directors also receive annual stock option awards, which are calculated using a pre-determined formula and vest in 12 equal monthly installments, beginning one month after the date of grant. We reimburse directors for reasonable expenses related to their Board service.

The following table sets forth the compensation of our directors for serving as our directors for the fiscal year ended December 31, 2013:

Name	Option Awards ($) (1)	Total ($)
Jack Schuler	212,542 (2)	212,542
John Patience	212,542 (2)	212,542
Matthew W. Strobeck, Ph.D.	212,542 (2)	212,542
Frank J.M. ten Brink	765,077 (3)	765,077
Mark C. Miller	812,810 (4)	812,810

(1)	Amounts reflect the aggregate grant date fair value of the awards calculated in accordance with FASB ASC Topic 718.
(2)	Includes annual award of option to purchase 44,670 shares of common stock at an exercise price of $6.48 per share, which vests in 12 equal monthly installments with the first installment vesting on May 3, 2013.
(3)	Includes (i) initial award of option to purchase 134,011 shares of common stock at an exercise price of $6.48 per share, which vests 20% per year over a five-year period with the first installment vesting on March 5, 2014 and (ii) annual award of option to purchase 44,670 shares of common stock at an exercise price of $6.48 per share, which vests in 12 equal monthly installments with the first installment vesting on May 3, 2013.
(4)	Includes (i) initial award of option to purchase 69,671 shares of common stock at an exercise price of $13.30 per share, which vests 20% per year over a five-year period with the first installment vesting on November 5, 2014 and (ii) annual award of option to purchase 23,224 shares of common stock at an exercise price of $13.30 per share, which vests in 12 equal monthly installments with the first installment vesting on December 5, 2013.

Compensation Committee

Currently, the Board does not maintain a standing Compensation Committee, but the Board intends to form a Compensation Committee comprised of independent directors and comply with the other applicable rules set forth in NASDAQ Listing Rule 5605(d) within the compliance time frames set forth therein. Until such time as a Compensation Committee is constituted, the independent directors are carrying out the functions typically performed by a Compensation Committee, including reviewing the compensation arrangements for the Company’s executive officers, including the CEO; administering the Company’s equity compensation plans; and reviewing the compensation of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2014 of (i) each named executive officer and each director of the Company (ii) all named executive officers and directors as a group and (iii) each person known to the Company to be the beneficial owner of more than 5% of our common stock. We deem shares of our common stock that may be acquired by an individual or group within 60 days of March 21, 2014, pursuant to the exercise of options or warrants or conversion of convertible securities, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 41,904,521 shares of common stock outstanding on March 21, 2014.

The information as to beneficial ownership was either (i) furnished to us by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to our common stock. Unless otherwise indicated, the business address of each person listed is c/o Accelerate Diagnostics, Inc., 3950 South Country Club, Suite 470, Tucson, Arizona 85714.

Name of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percentage of Class
Named Executive Officers and Directors:
Lawrence Mehren (1)	3,357,389	7.7%
Mark C. Miller (2)	11,612	*
John Patience (3)	6,183,143	14.7%
Jack Schuler (4)	9,234,189	22.0%
Matthew W. Strobeck, Ph.D. (5)	2,078,326	5.0%
Frank J.M. ten Brink (6)	71,473	*
Steve Reichling (7)	100	*
Pete Bantock (8)	--	--

All named executive officers and directors as a group (8 persons)	20,936,232	47.7%

Other 5% shareholders:
Larry N. Feinberg (9)	4,773,449	11.4%
Oracle Associates, LLC (9)	4,227,235	10.1%
Oracle Partners, L.P. (9)	3,759,681	9.0%

_________________________

*Represents less than 1% of our issued and outstanding common stock.

(1)	Mr. Mehren is a director of the Company and is the Company’s President and Chief Executive Officer. Amount includes 1,255,000 shares of common stock issuable to him upon the exercise of stock options that are vested or vest within 60 days of the date hereof. Amount also includes 1,576,792 shares and warrants to purchase an additional 525,597 shares held by MAB, LLC. Mr. Mehren disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(2)	Mr. Miller was appointed as a director of the Company on November 5, 2013. Amount includes 11,612 shares of common stock issuable to him upon the exercise of stock options that are vested or vest within 60 days of the date hereof.

(3)	Mr. Patience is the Chairman of the Board. Amount includes 4,067,311 shares held by the John Patience Trust dated 7/23/1993 and 2,071,162 shares held by Patience Enterprises LP. Mr. Patience disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Amount also includes options to purchase 44,670 shares of common stock that are vested or will vest within 60 days.
(4)	Mr. Schuler is a director of the Company. Amount includes 647,939 shares held by Schuler Grandchildren LLC (Mr. Schuler has sole voting and dispositive power with respect to such shares in his capacity as manager of the entity); 647,939 shares held by Schuler GC 2010 Continuation Trust (Mr. Schuler has shared voting and dispositive power with respect to such shares in his capacity as the grantor of the trust); and 7,893,641 shares held by the Jack W. Schuler Living Trust (Mr. Schuler has sole voting and dispositive power with respect to such shares in his capacity as trustee of the trust). Mr. Schuler disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Amount also includes options to purchase 44,670 shares of common stock that are vested or will vest within 60 days.
(5)	Dr. Strobeck is a director of the Company. Amount includes options to purchase 44,670 shares of common stock that are vested or will vest within 60 days.
(6)	Mr. ten Brink is a director of the Company. Reflects options to purchase 71,473 shares of common stock that are vested or will vest within 60 days.
(7)	Mr. Reichling is the Company’s Chief Financial Officer. Mr. Reichling holds options to purchase 200,000 shares of common stock, but none are vested or scheduled to vest within 60 days.
(8)	Mr. Bantock is the Company’s Chief Commercial Officer. Mr. Bantock holds options to purchase 200,000 shares of common stock, but none are vested or scheduled to vest within 60 days.
(9)	Based on a Schedule 13G/A (Amendment No. 1) filed on February 7, 2014. Aggregate amount for Mr. Feinberg includes 20,000 shares held by him directly, 455,213 shares held by Oracle Ten Fund Master, L.P. (“Ten Fund”), 60,001 shares held by Oracle Investment Management, Inc. Employees’ Retirement Plan (the “Retirement Plan”), 11,000 shares held by The Feinberg Family Foundation (the “Foundation”), 3,759,681 shares held by Oracle Partners, L.P. (“Partners”), and 467,554 shares held by Oracle Institutional Partners, L.P. (“Institutional Partners”). Mr. Feinberg serves as the managing member of Oracle Associates, LLC, the general partner of Partners and Institutional Partners, and accordingly, may be deemed to be the indirect beneficial owner of the shares beneficially owned by Partners and Institutional Partners. Mr. Feinberg is the sole shareholder, director and president of Oracle Investment Management, Inc., which serves as investment manager to Ten Fund and the Retirement Plan, and accordingly, may be deemed to be the beneficial owner of the shares beneficially owned by Ten Fund and the Retirement Plan. Mr. Feinberg is the trustee of the Foundation, and accordingly may be deemed to be the beneficial owner of the shares beneficially owned by the Foundation. Mr. Feinberg disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest therein. The address of the principal business office of such reporting persons is 200 Greenwich Avenue, 3rd Floor, Greenwich, Connecticut 06830.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	5,160,086	$3.45	504,414

Equity compensation plans not approved by security holders	--	--	--
Total	5,160,086	$3.45	504,414

(1)	Comprised of the Company’s 2012 Omnibus Equity Incentive Plan, as amended.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On July 12, 2013, the Company filed a prospectus relating to a rights offering pursuant to which it distributed, at no charge to holders of our common stock, as of 5:00 p.m., New York City time, on July 8, 2013, non-transferable subscription rights to purchase an aggregate of up to 2,487,562 shares of common stock (collectively, the “Rights Offering”). For each share of common stock held by a stockholder of the Company at the close of business on the record date, such stockholder received 0.064038 subscription rights. Each whole subscription right allowed the holder thereof to subscribe to purchase one share of common stock at a subscription price of $8.04 per share. The terms of the Rights Offering also enabled stockholders to exercise an over-subscription privilege, subject to the conditions and limitations described in the prospectus.

Pursuant to a Standby Purchase Agreement, Abeja Ventures, LLC (the “Standby Purchaser”) agreed to purchase any subscription rights remaining unexercised after the expiration of the Rights Offering at the $8.04 per share subscription price in a private transaction separate from the Rights Offering. As of the date of the Standby Purchase Agreement, the Standby Purchaser was owned by, among other individuals and entities, Lawrence Mehren, John Patience, Jack Schuler and Matthew W. Strobeck, each of whom was a director of the Company. Messrs. Mehren and Patience also served as managers of the Standby Purchaser. No fees or other consideration were paid by the Company to the Standby Purchaser in exchange for its commitment under the Standby Purchase Agreement.

Following the completion of the Rights Offering, the Company issued a total of 413,090 shares of common stock to the Jack W. Schuler Living Trust, a trust controlled by Mr. Schuler (as assignee of the Standby Purchaser’s rights under the Standby Purchase Agreement), for a total cash purchase price of $3,321,243.60.

Director Independence

The Board has affirmatively determined that Messrs. Miller, Patience, Schuler, Strobeck and ten Brink (constituting a majority of the full Board) are “independent directors” under NASDAQ Listing Rule 5605(a)(2) and the related rules of the SEC. The Company’s independent directors conduct executive sessions at regularly scheduled meetings as required by NASDAQ Listing Rule 5605(b)(2).

Item 14. Principal Accounting Fees and Services

Change in Independent Public Accountants

On July 1, 2013, the Audit Committee dismissed Comiskey & Company, P.C. (“Comiskey”) as its independent registered public accounting firm and approved the engagement of Ernst & Young LLP to replace Comiskey as its independent registered public accounting firm for the fiscal year ending December 31, 2013.

The reports issued by Comiskey with respect to the Company’s financial statements for (i) the fiscal years ended July 31, 2011 and July 31, 2012, respectively, and (ii) the transition period that began on August 1, 2012 and ended on December 31, 2012, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended July 31, 2011 and July 31, 2012, respectively, and the transition period that ended on December 31, 2012 (and the subsequent interim period preceding Comiskey’s dismissal), there were no disagreements between the Company and Comiskey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the satisfaction of Comiskey, would have caused Comiskey to make reference to the matter.

During the Company’s fiscal years ended July 31, 2011 and July 31, 2012, respectively, and the transition period that ended on December 31, 2012 (and the subsequent interim period preceding the Company’s engagement of Ernst & Young LLP), neither the Company nor anyone on its behalf consulted Ernst & Young LLP regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

As required by Item 304(a)(3) of Regulation S-K, the Company furnished a copy of the above disclosures to Comiskey and requested that Comiskey furnish the Company with a letter addressed to the SEC stating whether Comiskey agrees with the above statements. A copy of Comiskey’s letter to the SEC, dated July 1, 2013, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed by the Company with the SEC on July 2, 2013.

Fees Billed by Ernst & Young, LLP and Comiskey & Company, P.C.

Audit Fees

Fees and related expenses for the fiscal year ended December 31, 2013 audit by Ernst & Young, LLP of our annual financial statements, its review of the financial statements included in our quarterly reports and other services that were provided in connection with statutory and regulatory filings totaled approximately $146,000. Fees and related expenses for audits relating to the five-month period ended December 31, 2012 and the fiscal years ended July 31, 2012 and July 31, 2011, respectively, by Comiskey & Company, P.C. of our annual financial statements, its review of the financial statements included in our quarterly reports and other services that are provided in connection with statutory and regulatory filings totaled approximately $34,257, $38,000, $36,200, respectively. Fees for the fiscal years ended July 31, 2012 included billings for the issuance of consents related to our filing of registration statements during the fiscal year ended July 31, 2012.

Audit-Related Fees

During the fiscal year ended December 31, 2013 Ernst & Young, LLP did not bill us for any audit-related fees.

During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and July 31, 2011, respectively, Comiskey & Company, P.C. did not bill us for any audit-related fees.

Tax Fees

During the fiscal year ended December 31, 2013 Ernst & Young, LLP billed us $9,400 for tax-related professional services.

During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and July 31, 2011, respectively, Comiskey & Company, P.C. did not bill us for any tax-related professional services.

All Other Fees

During the fiscal year ended December 31, 2013 Ernst & Young, LLP billed us $9,100 for other professional services.

During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and July 31, 2011, respectively, Comiskey & Company, P.C. did not bill us for any other professional services.

Policy on Audit Committee Pre-Approval of Fees

The Audit Committee must pre-approve all services to be performed for us by our independent auditors. Pre-approval is granted usually at regularly scheduled meetings of the Audit Committee. If unanticipated items arise between regularly scheduled meetings of the Audit Committee, the Audit Committee has delegated authority to the chairman of the Audit Committee to pre-approve services, in which case the chairman communicates such pre-approval to the full Audit Committee at its next meeting. The Audit Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the fiscal year ended December 31, 2013 all services billed by Ernst & Young, LLP were pre-approved by the Audit Committee in accordance with this policy. During the transition period ended December 31, 2012 and the fiscal years ended July 31, 2012 and 2011, all services billed by Comiskey & Company, P.C. were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a)	Documents filed as part of this report

(1) All financial statements

Report of Independent Registered Public Accounting Firm*	25-26
Report of Independent Registered Public Accounting Firm for Prior Audit Periods*	27
Balance Sheets as of December 31, 2013 and 2012*	28
Statements of Operations and Comprehensive Loss for the year ended December 31, 2013, five months ended December 31, 2012 and 2011, fiscal years ended July 31, 2012 and 2011*	29
Statements of Stockholders’ Equity for the year ended December 31, 2013, five months ended December 31, 2012 and fiscal years ended July 31, 2012 and 2011*	30
Statements of Cash Flow for the year ended December 31, 2013, five months ended December 31, 2012 and 2011, fiscal years ended July 31, 2012 and 2011*	31
Notes to Financial Statements*	32

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

*Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on March 7, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

March 28, 2014	By:	/s/ Lawrence Mehren
Lawrence Mehren
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.2	Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.
4.1	Warrant No. 1 issued by Registrant to Abeja Ventures, LLC on June 26, 2012	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
4.2	Warrant No. 2 issued by Registrant to Abeja Ventures, LLC on June 26, 2012	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
4.3	Subscription and Information Agent Agreement, dated May 31, 2013, between the Registrant and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form S-3 Registration Statement (No. 333-189065) filed on June 4, 2013
4.4	Form of Non-Transferable Subscription Rights Certificate	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 Registration Statement (No. 333-189065), Amendment No. 2, filed on July 10, 2013
4.5	Form of Senior Indenture	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-3 Registration Statement (No. 333-192321), Amendment No. 1, filed on December 2, 2013
10.1	Registrant’s 2004 Omnibus Stock Option Plan*	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.2	Amendment to Registrant’s 2004 Omnibus Stock Option Plan*	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.3	Form of Stock Option Award Agreement under Registrant’s 2004 Omnibus Stock Option Plan*	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.4	Securities Purchase Agreement between Registrant and Abeja Ventures, LLC, dated as of April 20, 2012	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Form 10-Q/A for the quarterly period ended April 30, 2012
10.5	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.6	Employment Agreement between Registrant and Thomas V. Geimer*	Incorporated by reference to Exhibit 10.6 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.7	Amendment to Employment Agreement between Registrant and Thomas V. Geimer*	Incorporated by reference to Exhibit 10.7 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.8	Consulting Agreement between Registrant and Thomas V. Geimer*	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.9	Offer Letter between Registrant and Lawrence Mehren, dated as of June 24, 2012*	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012

10.10	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012*	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.11	Lease Agreement between Registrant and Pima County, dated as of August 20, 2012	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.12	Grant Agreement between Registrant and the Arizona Commerce Authority, dated as of August 22, 2012	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.13	Registrant’s 2012 Omnibus Equity Incentive Plan*	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
10.13.1	First Amendment to Registrant’s 2012 Omnibus Equity Incentive Plan*	Incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.13.2	Form of Nonqualified Stock Option Award Agreement under Registrant’s 2012 Omnibus Equity Incentive Plan*	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.13.2	Form of Incentive Stock Option Award Agreement under Registrant’s 2012 Omnibus Equity Incentive Plan*	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.14	Standby Purchase Agreement, dated May 31, 2013, between the Registrant and Abeja Ventures, LLC	Incorporated by reference to Exhibit 10.1 to the Form S-3 Registration Statement (No. 333-189065) filed by the Registrant on June 4, 2013
23.1*	Consent of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 23.1 filed with the Registrant’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2013
23.2	Consent of Independent Comiskey & Company, P.C.	Filed herewith
24	Power of Attorney	Incorporated by reference to the Power of Attorney on the signature page filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101**	XBRL Instance Document	Incorporated by reference to Exhibit 101 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013
101**	XBRL Taxonomy Extension Schema Document	Incorporated by reference to Exhibit 101 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013
101**	XBRL Taxonomy Calculation Linkbase Document	Incorporated by reference to Exhibit 101 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013
101**	XBRL Taxonomy Extension Definition Linkbase Document	Incorporated by reference to Exhibit 101 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013
101**	XBRL Taxonomy Label Linkbase Document	Incorporated by reference to Exhibit 101 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013
101**	XBRL Taxonomy Presentation Linkbase Document	Incorporated by reference to Exhibit 101 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Exchange Act and otherwise is not subject to liability under these sections.