Form 10-Q
period 2014-03-31
Accelerate Diagnostics, Inc
filed 2014-05-02
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer ☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No   ☒

As of April 28, 2014, there were 41,904,521 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC. CONDENSED BALANCE SHEETS MARCH 31, 2014 AND DECEMBER 31, 2013 Unaudited (in thousands, except share data)

	March 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$26,142	$30,029
Investments	12,420	11,960
Trade accounts receivable	40	24
Prepaid expenses and other	969	130
Total current assets	$39,571	$42,143
Property and equipment, net	1,624	1,047
Intellectual property, net	222	241
Total Assets	$41,417	$43,431

Current liabilities:
Accounts payable	$718	$540
Accrued compensation and other liabilities	768	515
Deferred revenue and income	78	82
Capital lease obligation	143	—
Total current liabilities	$1,707	$1,137
Long-term deferred income	777	777
Long-term capital lease obligation	124	—
Total liabilities	$2,608	$1,914

Stockholders' equity:
Common stock, $0.001 par value;
55,000,000 common shares authorized (as of March 31, 2014) 41,904,521 (as of March 31, 2014) and 41,649,521 (as of December 31, 2013) shares issued and outstanding	$42	$42
5,000,000 preferred shares authorized and none outstanding as of March 31, 2014 and December 31, 2013	—	—
Contributed capital	78,427	75,937
Accumulated deficit	(39,686)	(34,484)
Accumulated other comprehensive income	26	22
Total stockholders' equity	$38,809	$41,517
Total liabilities and stockholders' equity	$41,417	$43,431

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 Unaudited (in thousands, except per share data)

	March 31, 2014	March 31, 2013
Revenues:
Licensing and royalty revenues	$14	$16
Total revenues	$14	$16

Costs and expenses:
Research and development	$3,564	$1,882
Sales, general and administrative	2,044	629
Amortization	19	19
Depreciation	134	36
Total costs and expenses	$5,761	$2,566
Loss from operations	$(5,747)	$(2,550)

Interest and dividend income	$18	$1
Total other income	$18	$1

Net loss before income taxes	$(5,729)	$(2,549)
Benefit from income taxes	527	—
Net Loss	$(5,202)	$(2,549)

Net loss per share: Basic and diluted net loss per share	$(0.12)	$(0.09)
Weighted average shares outstanding	41,788	29,134

Other comprehensive loss:
Net loss	$(5,202)	$(2,549)
Net unrealized gain on available-for-sale investments	4	—
Comprehensive loss	$(5,198)	$(2,549)

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED STATEMENT OF CASH FLOWS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013 Unaudited (in thousands, except for share data)

	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(5,202)	$(2,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134	36
Amortization of intangible assets	19	19
Amortization of investment discount	58	—
Stock-based compensation	1,760	437
Increase in assets:
Accounts receivable	(16)	(29)
Prepaid expense and other	(791)	(76)
Increase (decrease) in liabilities:
Accounts payable	125	(270)
Accrued liabilities	244	166
Deferred revenue and income	(4)	(8)
Net cash used in operating activities	$(3,673)	$(2,274)

Cash flows from investing activities:
Purchases of equipment and capitalized patents	$(424)	$(675)
Purchase of available-for-sale securities	(514)	—
Net cash used in investing activities	$(938)	$(675)

Cash flows from financing activities:
Exercise of warrants and options	$730	$—
Rights offering costs incurred	(6)	—
Issuance of common stock and warrants	—	20,137
Net cash provided by financing activities	$724	$20,137

Increase (decrease) in cash and cash equivalents	$(3,887)	$17,188
Cash and cash equivalents, beginning of period	30,029	12,069
Cash and cash equivalents, end of period	$26,142	$29,257

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1.   ORGANIZATION AND NATURE OF BUSINESS; BASIS OF PRESENTATION

Accelerate Diagnostics, Inc. (“Accelerate” or the “Company”) is a Delaware corporation focused on developing and commercializing innovative instrumentation for the rapid identification and antibiotic susceptibility testing of infectious pathogens. The Company’s ID/AST instrument utilizes a proprietary culture-free process with both genomic and phenotypic detection technologies that decrease time to result while maintaining high sensitivity and specificity.

The financial statements included herein have been prepared by Accelerate without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements dated December 31, 2013, which were included in our Annual Report on Form 10-K as filed with the SEC on March 7, 2014 and subsequently amended by the Annual Report on Form 10-K/A (Amendment No. 1) that we filed with the SEC on March 28, 2014.

Management believes that the accompanying unaudited financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), which require the use of management estimates as described below, and contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented. The results of operations for the quarter ended March 31, 2014 may not be indicative of the results of operations for the year ended December 31, 2014.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

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

NOTE 2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-12, Definition of a Public Business Entity. The purpose of this standard is to clarify which nonpublic entities potentially qualify for alternative financial accounting and reporting guidance by defining “public business entity” for future use in U.S. GAAP. Currently, FASB Accounting Standards Codification (“ASC”) includes multiple definitions of “public entity”. This standard provides a single definition of “public business entity” for use in future financial accounting and reporting guidance but does not affect existing requirements. There is no effective date for this standard but the definition will start to be used in ASU’s as FASB feels is appropriate. The standard defines “public business entity” as a business entity that meets any one of a number of criteria, one of which is the requirement to file financial statements with the SEC. Management has determined that the Company meets the definition of a “public business entity” and there will be no impact on the Company’s financial position, results of operations, or cash flows.

In July 2013, the FASB issued ASU 2013-11, which requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s financial statements.

In March 2013, the FASB issued ASU 2013-04, which provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The update requires an entity to measure obligations resulting from joint and several liability obligations for which the total amount of the obligation within the scope of the update is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013 and must be applied retrospectively. The adoption of ASU 2013-04 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosure, and the valuation approach applied to each class of financial instruments at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014 (in thousands)
	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$15,657	$—	$—	$15,657
Corporate notes and bonds	—	11,920	—	11,920
Asset-backed securities	—	500	—	500
Total assets measured at fair value	$15,657	$12,420	$—	$28,077

	December 31, 2013 (in thousands)
	Quoted Prices in Active Markets for Identical Asset (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$27,096	$—	$—	$27,096
Corporate notes and bonds	—	11,460	—	11,460
Asset-backed securities	—	500	—	500
Total assets measured at fair value	$27,096	$11,960	$—	$39,056

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no significant transfers between levels during the three-month period ended March 31, 2014.

NOTE 4.   INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at March 31, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gross	Gross Unrealized Losses	Fair Value

Asset-backed securities	$500	$—	$—	$500
Corporate notes and bonds	11,894	26	—	11,920
Total	$12,394	$26	$—	$12,420

The following table summarizes the maturities of the Company’s available-for-sale securities at March 31, 2014 (in thousands):

	Amortized Cost	Fair Value

Due in less than 1 year	$7,870	$7,878
Due in 1-3 years	4,524	4,542
Total	$12,394	$12,420

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at March 31, 2014 and December 31, 2013 (in thousands).

Property and Equipment (in thousands)
	March 31, 2014	December 31, 2013

Computer equipment	$588	$567
Laboratory and scientific equipment	858	791
Furniture and fixtures	37	37
Leasehold improvements	286	279
Capital lease – leasehold improvements	266	—
Capital projects in progress	350	—
Total property and equipment	$2,385	$1,674
Accumulated amortization – capital lease	(33)	—
Accumulated depreciation – other	(728)	(627)
Net property and equipment	$1,624	$1,047

Depreciation expense, which includes amortization of capital lease assets, for the three-month periods ended March 31, 2014 and 2013, was $134,000 and $36,000, respectively.

NOTE 6.   INTELLECTUAL PROPERTY

Intellectual property consisted of the following at the dates indicated (in thousands):

Intellectual Property (in thousands)

	March 31, 2014	December 31, 2013

Technologies	$193	$193
Patents	210	210
Subtotal	$403	$403
Accumulated amortization	(181)	(162)
Net intellectual property	$222	$241

Future amortization expense for the intangible assets is estimated as follows (in thousands):

Intangible Assets Future Amortization Years Ending December 31 (in thousands)

Remaining in 2014	$44
2015	8
2016	8
2017	8
2018	8
Thereafter	146
Total future amortization	$222

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years or the patent application life specific to each capitalized patent. Amortization expense for the three-month periods ending March 31, 2014 and 2013 was $19,000 and $19,000, respectively. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. There were no amounts recognized as losses due to impairments of intangible assets for the three-month periods ending March 31, 2014 and 2013.

NOTE 7.   LICENSE AGREEMENTS AND GRANTS

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2 million of funding for a proposed 35-month project of which the Company estimates it will receive direct monies for internal research and development of $650,000. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Company’s ID/AST instrument to wound infections and other serious infections secondary to trauma. As of March 31, 2014 the Company has cumulatively invoiced $198,000 ($40,000 for three-month period ended March 31, 2014, and $11,000 for the three-month period ended March 31, 2013) under this grant recorded as an offset to research and development expenses.

On August 22, 2012, the Company entered into a Grant Agreement (the “Grant Agreement”) with the Arizona Commerce Authority, an agency of the State of Arizona (the “Authority”), pursuant to which the Authority will provide certain state and county sponsored incentives for the Company to relocate its corporate headquarters to, and expand its business within, the State of Arizona (the “Project”). Pursuant to the Grant Agreement, the Authority agreed to provide a total grant in the amount of $1,000,000 (the “Grant”) for the use by the Company in the advancement of the Project. The Grant is payable out of an escrow account in four installments, upon the achievement of the following milestones:

•	Milestone 1 – Relocation of Company’s operations and corporate headquarters to Arizona and creation of 15 Qualified Jobs (as defined below).
•	Milestone 2 – Creation of 30 Qualified Jobs (including Qualified Jobs under Milestone 1).
•	Milestone 3 – Creation of 40 Qualified Jobs (including Qualified Jobs under Milestones 1 and 2)
•	Milestone 4 – Creation of 65 Qualified Jobs (including Qualified Jobs under Milestones 1, 2 and 3) and capital investment of at least $4,520,000.

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of March 31, 2014 the Company has collected $750,000 of the $1,000,000 in milestones. The full amount is recorded in long-term deferred income until the economic development provisions of the grant have been satisfied in full, as there are ‘claw-back’ provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the ‘claw-back’ provisions expire, we will recognize the grant as other non-operating income.

NOTE 8.   DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following fiscal year, the amount is reported as long-term deferred income. A summary of the balances as of March 31, 2014 and December 31, 2013 follow (in thousands):

Deferred Revenue and Income (in thousands)
	March 31, 2014	December 31, 2013

Prepaid royalties	$65	$69
Fisher Agreement	13	13
Total deferred revenue and income	$78	$82

Arizona Commerce Authority Grant (see Note 7)	$750	$750
Fisher Agreement	27	27
Total Long-term deferred income	$777	$777

Deferred revenue includes prepaid royalty fees. In September 2011, $100,000 of prepaid royalty fees was received of which $3,000 and $8,000 were recognized during the three-month periods ended March 31, 2014 and 2013, respectively and are reflected as licensing and royalty revenue.

Deferred income includes a $40,000 payment received from Fisher Laboratory in July, 2013, of which none has been recognized as income. We anticipate earning $13,000 of this amount in the next twelve months and the remaining $27,000 in future years.

In the fiscal year ended December 31, 2013, $750,000 in milestone payments from the Arizona Commerce Authority were received of which none has been recognized in income and we do not anticipate earning any of it in the next fiscal year. Further details of the Arizona Commerce Authority agreement are in Note 7, License Agreements and Grants.

NOTE 9.   STOCK PURCHASE

On April 20, 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Abeja”), pursuant to which the Company agreed to sell and issue to Abeja at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000; (i) 14,000,000 shares of the Company’s Common Stock; (ii) a warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share (the “$1.03 Warrant”); and (iii) another warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (the “$2.00 Warrant”), with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”). The purchase of Common Stock and warrants pursuant to the Investment, which was consummated on June 26, 2012, qualified for equity treatment under Generally Accepted Accounting Principles. The respective values of the warrants and Common Stock were calculated using their relative fair values and both are classified under Contributed Capital. The value therefore recorded for the warrants is $5,896,000 and for the Common Stock is $8,524,000.

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

On March 6, 2013, Abeja exercised in full its warrant to purchase 7,000,000 shares of the Company’s Common Stock at an exercise price of $1.03 per share. On the same date, Abeja also exercised the 92% of its warrant to purchase an additional 7,000,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share (Abeja exercised such warrant for 6,428,840 shares, leaving 571,160 shares unexercised). The Company received aggregate funds of $20,068,000 in connection with such exercises. Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity.

NOTE 10.   EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

The Company’s net loss for the periods presented caused the inclusion of certain outstanding warrants and options to purchase our Common Stock to be antidilutive. As of March 31, 2014 and December 31, 2013, there were Common Stock options and warrants exercisable for 6,018,969 (571,160 warrants and 5,447,809 options) and 5,731,246 (571,160 warrants and 5,160,086 options) shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive. Of the 5,447,809 options outstanding as of March 31, 2014, 253,723 were granted contingent on stockholder approval of the Second Amendment to the Company’s 2012 Omnibus Equity Incentive Plan (the “Equity Plan”), which will increase the number of shares of stock reserved and available for grant under the Equity Plan by 4,000,000.

NOTE 11.   EMPLOYEE STOCK-BASED COMPENSATION

In February, 2014, the Company granted 253,723 stock options to employees, based upon approval of the Board of Directors, contingent upon stockholder approval of the Second Amendment to the Equity Plan described in Note 10 above. As the Board of Directors and members of management control more than 50% of the outstanding shares of common stock, such stockholder approval is considered perfunctory and both the grant date and service inception are considered to have occurred on the date the Board approved the stock option awards.

The following table summarizes stock-based compensation expense in the condensed consolidated statements of operations for the periods indicated (in thousands):

Stock-Based Compensation Expense (in thousands)
	March 31, 2014	March 31, 2013

Research and development	$824	$260
Sales, general and administrative	936	177
Total stock-based compensation expense	$1,760	$437

The following table summarizes option activity under all plans during the three-month period that ended on March 31, 2014:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per share

Options Outstanding December 31, 2013	5,160,086	$3.45
Granted	542,723	14.72
Cancelled	—	—
Exercised	255,000	2.86
Expired	—	—
Options Outstanding March 31, 2014	5,447,809	$4.60

The following table summarizes relevant information for options outstanding and options exercisable at March 31, 2014:

Stock Option Supplemental Information As of March 31, 2014
	Options Outstanding	Options Exercisable

Number of options	5,447,809	843,337
Weighted average remaining contractual term (in years)	8.61	8.26
Weighted average exercise price	$4.60	$2.55
Weighted average fair value	$3.53	$1.68
Aggregate intrinsic value (in thousands)	$93,758	$16,246

The following table summarizes the weighted average assumptions used in determining the fair value of the Company’s stock options granted to employees during the three-month periods ending March 31, 2014 and 2013:

Fair Value Assumptions for Stocks Issued During the Quarter (weighted average)
	March 31, 2014	March 31, 2013

Expected term (in years)	6.01	6.60
Volatility	97%	97%
Expected dividends	—	—
Risk free interest rates	1.84%	1.18%
Estimated forfeitures	14%	23%
Fair value per share	$11.46	$4.06

As of March 31, 2014, unrecognized share-based compensation cost related to unvested stock options was $10,105,000.

NOTE 12.   INCOME TAXES

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

On January 8, 2014, we were notified by the Arizona Commerce Authority (“Authority”) that we meet the program requirements to receive a “Certificate of Qualification” and, therefore, are eligible for a partial refund of research and development investments. Our research and development tax credit for 2013 is $703,000 which makes us eligible to claim a partial refund of 75% or $527,000. By claiming this partial refund, we irrevocably forfeit the remaining 25% tax credit amount along with any additional tax credits that might become available if our qualifying expenses increase or income tax liability decreases. The “Certificate of Qualification” does not guarantee the receipt of tax incentives; nor does it obligate the Arizona Department of Revenue to issue the refund. Furthermore, if qualifying expenses decrease or income tax liability increases, the refund amount may be less than the $527,000. If the amount received for this tax credit is later determined to be incorrect or invalid, the excess may be treated as a tax deficiency. As of March 31, 2014, we have recorded $527,000 partial refund as a non-operating benefit from income taxes. Payment of this amount was received in April 2014.

NOTE 13.   COMMITMENTS

Operating & Capital Lease Obligations

As of December 31, 2012, the Company was a party to a lease for office and laboratory space located in Denver, Colorado that subsequently expired on February 1, 2013 (pursuant to an extension effective as of August 3, 2012). There was no rent expense for the three-month period ending March 31, 2014 and $9,000 for the three-month period ending March 31, 2013.

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

As of February 1, 2013, we relocated our headquarters into the above described leased space in Tucson, Arizona. On October 15, 2013, the Company executed the First Amendment to the Lease to exercise its option to expand its lease premises by 4,332 square feet. After completing tenant improvements, the Company occupied this additional space in January, 2014. Pursuant to the terms of the First Amendment, the tenant improvements will be repaid to the Landlord over the remaining lease term. These tenant improvements are treated as a capital lease whereby both an asset and a liability have been recorded and periodic interest and depreciation will be recorded to amortize the value of this asset and the liability over the remaining lease term. Further details regarding this capital lease are available in Note 5, Property and Equipment, above.

The future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of March 31, 2014 are as follows:

Capital Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2014	$113
2015	151
2016	13
2017	—
2018	—
Total minimum lease payments	$277
Less amount representing interest	10
Present value minimum lease payments	$267

Total rent expense for the Tucson facility, including common area charges, for three-month periods ending March 31, 2014 and 2013 was approximately $49,000 and $0, respectively. Future minimum lease payments under this agreement are as follows (in thousands):

Operating Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2014	$137
2015	183
2016	183
2017	—
2018	—
Thereafter	—

NOTE 14.   SUBSEQUENT EVENTS

In April 2014, the Company entered into a Second Amendment to the Lease described in Note 13 above, pursuant to which the Company exercised its option to build-out and occupy 3,594 square feet and an additional 4,163 square feet not contemplated in the Lease for manufacturing and other operational requirements. Pursuant to the Second Amendment, the Company also agreed to: (i) pay rent equal to $9.25 per usable square foot per year for the 3,594 option space and $17.63 per usable square foot per year for the additional 4,163 square feet during the Initial Term; (ii) pay rent of $19.80 per usable square foot per year for the 3,594 option space and $17.63 per usable square foot per year for the additional 4,163 square feet during any Renewal Term; (ii) restore the 3,594 option space and the 4,163 additional space to a reasonable office typical tenant space at the end of the Lease; and (iii) adhere to all other terms of the Lease.

On April 7, 2014, the Company commenced a rights offering to raise $45 million to fund continued operations, clinical trials, and product commercialization efforts. Under the terms of the rights offering, the Company is distributing, at no charge to the holders of its common stock as of 5:00 p.m., New York City time, on March 14, 2014, which was established as the record date for the rights offering, 0.063921 non-transferable subscription rights for each share of common stock owned on the record date. Each whole subscription right will allow the holder to subscribe to purchase one share of common stock at a subscription price of $16.80 per share. In the aggregate, the Company intends to issue 2,678,571 shares of common stock in connection with the rights offering. The rights offering will expire on 5:00 p.m. New York City time, on April 28, 2014. The Company has received a standby commitment from the Jack W. Schuler Living Trust and the Schuler Family Foundation. The standby purchaser has agreed to purchase any and all shares of common stock that are not subscribed for by stockholders in connection with the rights offering. Upon completion of the rights offering, the Company will receive gross proceeds of approximately $45 million before expenses. The purpose of the rights offering is to raise equity capital in a cost-effective manner that gives all of the Company’s existing stockholders the opportunity to participate on a pro rata basis.

In April 2014, the Company received payment from the Arizona Department of Revenue totaling $527,000 for the 2013 research and development tax credit. Further details about this payment are included in Note 12, Income Taxes, above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the development of the ID/AST instrument, the Company will obtain sufficient capital to complete the development and required clinical trials of the ID/AST instrument, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, that the Company will accurately anticipate market demand for the Company’s products and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and related notes included elsewhere herein. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The Company’s future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission including but not limited to the risks in the section entitled “Risk Factors” in its Annual Report on Form 10-K for the period ended December 31, 2013, as amended, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Our MD&A is composed of the following sections: Overview, Changes in Results of Operations; Capital Resources and Liquidity, and Off-Balance Sheet Arrangements.

Overview

Accelerate Diagnostics, Inc. (“we” or “the Company”) is focused on developing and commercializing innovative instrumentation for the rapid identification and antibiotic susceptibility testing of infectious pathogens. The Company’s ID/AST instrument utilizes a proprietary culture-free process with both genomic and phenotypic detection technologies that decrease time to result while maintaining high sensitivity and specificity.

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

Popular news media have reported widely about methicillin-resistant Staphylococcus aureus (“MRSA”) as a multi-resistant “superbug.” Organizations such as the CDC and the Infectious Diseases Society of America have also identified other multi-drug resistant organisms as presenting even greater threats. They include Pseudomonas, Acinetobacter, and Klebsiella. In the hospital intensive care unit (“ICU”), “Staph” infections (including MRSA) typically cause approximately 30% of fatal HAIs. This increase in multi-drug resistant organisms creates an opportunity for the Company by driving demand for rapid susceptibility.

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

Changes in Results of Operations: Three-month period ended March 31, 2014 compared to three-month period ended March 31, 2013

During the three-month period ended March 31, 2014, total revenues were $14,000 as compared to $16,000 during the three-month period ended March 31, 2013, a decrease of $2,000 or 13%. The decrease was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the three-month period ended March 31, 2014 were $3,564,000 as compared to $1,882,000 during the three-month period ended March 31, 2013, an increase of $1,682,000 or 89%. The increase was primarily the result of increasing employee headcount and increased purchases of laboratory and instrument engineering supplies to support research and development efforts.

During the three-month period ended March 31, 2014, sales, general and administrative expenses were $2,044,000 as compared to $629,000 during the three-month period ended March 31, 2013, an increase of $1,415,000 or 225%. The increase was primarily driven by salaries and related expenses as we ramp up our operations.

During the three-month period ended March 31, 2014, amortization was $19,000, which was consistent with $19,000 in amortization during the three-month period ended March 31, 2013.

Depreciation for the three-month period ended March 31, 2014 was $134,000 as compared to $36,000 during the three-month period ended March 31, 2013, an increase of $98,000 or 272%. The increased depreciation was the result of purchases of equipment to up-fit the Company’s new Tucson facility laboratory and administrative space.

As a result of the above factors, loss from operations for the three-month period ended March 31, 2014 was $5,747,000 as compared to $2,550,000 for the three-month period ended March 31, 2013, an increase in loss from operations of $3,197,000 or 125%. This loss was anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the three-month period ended March 31, 2014 was $18,000 as compared to $1,000 during the three-month period ended March 31, 2013, an increase of $17,000 or 1,700%. This change was due to increased interest and dividend income on our cash balances and investments, which increased year-over-year as a result of the rights offering we completed in 2013 and other financing activities.

As a result of these factors, net loss for the three-month period ended March 31, 2014 was $5,729,000 as compared to a net loss of $2,549,000 during the three-month period ended March 31, 2013, an increase in net loss of $3,180,000 or 125%.

Benefit from income taxes for the three-month period ended March 31, 2014 was $527,000 as compared to $0 during the three-month period ended March 31, 2013. This is due to becoming eligible for and electing a partial refund of research and development tax credits as described above in Item 1, Note 12 Income Taxes.

Unrealized gain on available-for-sale investments for the three-month period ended March 31, 2014 was $4,000 as compared to $0 during the three-month period ended March 31, 2013. The resulting comprehensive losses were $5,198,000 and $2,549,000 for the three-month periods ending March 31, 2014 and 2013, respectively.

Capital Resources and Liquidity

During the three-month period ended March 31, 2014, we did not generate positive cash flows from operating activities.

Our primary sources of liquidity have been from sales of shares of our Common Stock. As of March 31, 2014, the Company had $38,562,000 in cash and cash equivalents and available-for-sale securities, a decrease of $3,427,000 from $41,989,000 at December 31, 2013. The primary reason for the change in these assets was the funding of operating losses and purchases of property and equipment.

As discussed in Item 1 Note 14 Subsequent Events above, on April 7, 2014, the Company commenced a rights offering to raise $45 million. Upon completion of the rights offering, the Company will receive gross proceeds of approximately $45 million before expenses. The purpose of the rights offering is to raise equity capital in a cost-effective manner that gives all of the Company’s existing stockholders the opportunity to participate on a pro rata basis. The net proceeds of the offering will be used for working capital and specifically to fund continued operations, clinical trials and product commercialization efforts.

The Company is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are included in Item 1, Note 13, Commitments.

As of March 31, 2014, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes the Company’s capital resources at March 31, 2014 and December 31, 2013, and for the three-month period and fiscal year, respectively, then ended (in thousands):

Capital Resource & Liquidity Summary (in thousands)
	March 31, 2014	December 31, 2013

Cash and cash equivalents	$26,142	$30,029
Investments	12,420	11,960
Trade accounts receivable	40	24
Current assets	39,571	42,143
Total assets	41,417	43,431
Current liabilities	1,707	1,137
Working Capital	37,864	41,006
Net cash used in operating activities	3,673	9,749
Net cash used in investing activities	938	13,171
Net cash provided by financing activities	724	40,880

Our primary use of capital has been for the continued development and commercialization of the ID/AST instrument. We believe our capital requirements will continue to be met with our existing cash balance and those provided under grants, exercises of warrants and stock options and/or, additional issuance of equity or debt securities. Further, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company’s interest income is sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash and cash equivalents and investments.

Our exposure to market risk is limited to our cash and cash equivalents, all of which have original maturities of less than three months, short-term investments, which have an average maturity of less than one year and available for sale investments which have a maturity of more than one year. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. We currently do not hedge interest rate exposure. Further information regarding our investments is included in Item 1, Note 4, Investments, to the footnotes to the financial statements included in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, the Company began an implementation of a new enterprise resource planning (ERP) information technology system. This implementation is planned in phases to correspond with the needs of the Company. The first phase, which involved transitioning the purchasing, accounts payable and general ledger functions to the new ERP was completed in January, 2014. The second phase is planned to correspond with manufacturing and other business milestones. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted.

Besides as noted above, there was no change in the Company’s internal control over financial reporting during the three-month period ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information

4.1	Subscription and Information Agent Agreement, dated March 10, 2014, by and between the Registrant and Broadridge Corporate Issuer Solutions, Inc.	Incorporated by reference to Exhibit 4.2 to the Form S-3 Registration Statement (No. 333-194474) filed by the Registrant on March 10, 2014

10.2	Standby Purchase Agreement, dated March 10, 2014, among the Registrant and the Jack W. Schuler Living Trust and the Schuler Family Foundation	Incorporated by reference to Exhibit 10.1 to the Form S-3 Registration Statement (No. 333-194474) filed by the Registrant on March 10, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

*	Furnished
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

May 2, 2014	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2014	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)