Form 10-Q
period 2014-06-30
Accelerate Diagnostics, Inc
filed 2014-08-01
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of July 28, 2014, there were 44,583,092 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in thousands, except share data)
	June 30, 2014	December 31, 2013

Current assets:
Cash and cash equivalents	$65,212	$30,029
Investments	13,800	11,960
Trade accounts receivable	40	24
Prepaid expenses and other	616	130
Total current assets	$79,668	$42,143
Property and equipment, net	1,933	1,047
Intellectual property, net	203	241
Total Assets	$81,804	$43,431

Current liabilities:
Accounts payable	$1,302	$540
Accrued compensation and other liabilities	727	515
Deferred revenue and income	76	82
Capital lease obligation	145	—
Total current liabilities	$2,250	$1,137
Long-term deferred income	763	777
Long-term capital lease obligation	87	—
Total liabilities	$3,100	$1,914

Stockholders' equity:
Common stock, $0.001 par value;
55,000,000 common shares authorized
44,583,092 (as of June 30, 2014) and 41,649,521 (as of December 31,
2013) shares issued and outstanding	$45	$42
5,000,000 preferred shares authorized and none outstanding as of
June 30, 2014 and December 31, 2013	—	—
Contributed capital	126,469	75,937
Accumulated deficit	(47,838)	(34,484)
Accumulated other comprehensive income	28	22
Total stockholders' equity	$78,704	$41,517
Total liabilities and stockholders' equity	$81,804	$43,431

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Unaudited (in thousands, except per share data)

	Three-month period ended		Six-month period ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Licensing and royalty revenues	$13	$7	$27	$23
Total revenues	$13	$7	$27	$23

Costs and expenses:
Research and development	$4,562	$2,461	$8,125	$4,343
Sales, general and administrative	3,447	1,234	5,491	1,864
Amortization	19	19	38	38
Depreciation	150	71	285	107
Total costs and expenses	$8,178	$3,785	$13,939	$6,352
Loss from operations	$(8,165)	$(3,778)	$(13,912)	$(6,329)

Other expense	$(3)	$(1)	$(3)	$(1)
Interest and dividend income	16	2	34	4
Total other income	$13	$1	$31	$3

Net loss before income taxes	$(8,152)	$(3,777)	$(13,881)	$(6,326)
Benefit from income taxes	—	—	527	—
Net Loss	$(8,152)	$(3,777)	$(13,354)	$(6,326)

Net loss per share: Basic and diluted net loss per share	$(0.19)	$(0.10)	$(0.31)	$(0.19)
Weighted average shares outstanding	43,477	38,941	42,637	34,128

Other comprehensive loss:
Net loss	$(8,152)	$(3,777)	$(13,354)	$(6,326)
Net unrealized gain on available-for-sale investments	2	—	6	—
Comprehensive loss	$(8,150)	$(3,777)	$(13,348)	$(6,326)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS Unaudited (in thousands)

	Six-month period ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(13,354)	$(6,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285	107
Amortization of intangible assets	38	38
Amortization of investment discount	124	—
Stock-based compensation	4,931	1,605
Increase in assets:
Accounts receivable	(16)	(54)
Prepaid expense and other	(486)	(105)
Increase (decrease) in liabilities:
Accounts payable	496	22
Accrued liabilities	197	42
Deferred revenue and income	(20)	495
Net cash used in operating activities	$(7,805)	$(4,176)

Cash flows from investing activities:
Purchases of equipment and capitalized patents	$(729)	$(897)
Purchase of available-for-sale securities	(4,079)	—
Sales of available-for sale securities	121	—
Maturity of available-for-sale securities	2,000	—
Net cash used in investing activities	$(2,687)	$(897)

Cash flows from financing activities:
Issuance of common stock and warrants	$44,980	$—
Exercise of warrants and options	730	20,177
Payments on capital lease obligations	(35)	—
Net cash provided by financing activities	$45,675	$20,177

Increase (decrease) in cash and cash equivalents	$35,183	$15,104
Cash and cash equivalents, beginning of period	30,029	12,069
Cash and cash equivalents, end of period	$65,212	$27,173

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the result of operations to be anticipated for the entire year ending December 31, 2014 or any future period.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

In July 2013, the FASB issued ASU 2013-11, which requires a reporting entity to present an unrecognized tax benefit as a liability in the financial statements separate from deferred tax assets if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date to settle taxes that would result from the disallowance of the tax position or if a reporting entity does not intend to use the deferred tax asset for such purpose. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013. The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-04, which provides guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The update requires an entity to measure obligations resulting from joint and several liability obligations for which the total amount of the obligation within the scope of the update is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangements among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in ASU 2013-04 are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2013 and must be applied retrospectively. The adoption of ASU 2013-04 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

The following tables represent the financial instruments measured at fair value on a recurring basis on the consolidated financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosure, and the valuation approach applied to each class of financial instruments at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds (cash equivalents)	$12,295	$—	$—	$12,295
Corporate notes and bonds	—	13,421	—	13,421
Asset-backed securities	—	379	—	379
Total assets measured at fair value	$12,295	$13,800	$—	$26,095

	December 31, 2013 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds (cash equivalents)	$27,096	$—	$—	$27,096
Corporate notes and bonds	—	11,460	—	11,460
Asset-backed securities	—	500	—	500
Total assets measured at fair value	$27,096	$11,960	$—	$39,056

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no significant transfers between levels during the six-month period ended June 30, 2014.

NOTE 4.   INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at June 30, 2014 (in thousands):

	Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Asset-backed securities	$379	$—	$—	$379
Corporate notes and bonds	13,393	29	(1)	13,421
Total	$13,772	$29	$(1)	$13,800

The following table summarizes the maturities of the Company’s available-for-sale securities at June 30, 2014 (in thousands):

	Amortized Cost	Fair Value

Due in less than 1 year	$10,241	$10,246
Due in 1-3 years	3,531	3,554
Total	$13,772	$13,800

NOTE 5.   PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at June 30, 2014 and December 31, 2013 (in thousands):

Property and Equipment (in thousands)
	June 30, 2014	December 31, 2013

Computer equipment	$574	$567
Laboratory and scientific equipment	943	791
Furniture and fixtures	206	37
Manufacturing equipment	6	—
Leasehold improvements	302	279
Capital lease – leasehold improvements	266	—
Capital projects in progress	548	—
Total property and equipment	$2,845	$1,674
Accumulated amortization – capital lease	(67)	—
Accumulated depreciation – other	(845)	(627)
Net property and equipment	$1,933	$1,047

Depreciation expense, which includes amortization of capital lease assets, for the three-month periods ended June 30, 2014 and 2013 was $150,000 and $71,000 respectively, and for the six-month periods ended June 30, 2014 and 2013, was $285,000 and $107,000, respectively.

NOTE 6.   INTELLECTUAL PROPERTY

Intellectual property consisted of the following at the dates indicated (in thousands):

Intellectual Property (in thousands)
	June 30, 2014	December 31, 2013

Technologies	$193	$193
Patents	210	210
Subtotal	$403	$403
Accumulated amortization	(200)	(162)
Net intellectual property	$203	$241

Future amortization expense for the intangible assets is estimated as follows (in thousands):

Intangible Assets Future Amortization Years Ending December 31 (in thousands)

Remaining in 2014	$25
2015	8
2016	8
2017	8
2018	8
Thereafter	146
Total future amortization	$203

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years or the patent application life specific to each capitalized patent. Amortization expense for the three-month periods ended June 30, 2014 and 2013 was $19,000 and $19,000, respectively, and for the six-month periods ended June 30, 2014 and 2013 was $38,000 and $38,000, respectively. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. There were no amounts recognized as losses due to impairments of intangible assets for the three-month periods ending June 30, 2014 and 2013 for the for the six-month periods ending June 30, 2014 and 2013.

NOTE 7.   LICENSE AGREEMENTS AND GRANTS

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2 million of funding for a proposed 35-month project of which the Company estimates it will receive direct monies for internal research and development of $650,000. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Company’s ID/AST instrument to wound infections and other serious infections secondary to trauma. The Company has invoiced a cumulative total of $258,000 under this grant which is recorded as an offset to research and development expenses. The amount invoiced for the three-month periods ended June 30, 2014 and 2013 was $60,000 and $43,000, respectively, and for the six-month periods ended June 30, 2014 and 2013 was $100,000 and $54,000, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of June 30, 2014 the Company has collected $750,000 of the $1,000,000 in milestones. The full amount is recorded in long-term deferred income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire, we will recognize the grant as other non-operating income. Further details are included in Note 8, Deferred Revenue and Income.

NOTE 8.   DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of June 30, 2014 and December 31, 2013 follow (in thousands):

Deferred Revenue and Income (in thousands)
	June 30, 2014	December 31, 2013

Prepaid royalties	$63	$69
Fisher agreement	13	13
Total current deferred revenue and income	$76	$82

Arizona Commerce Authority Grant (see Note 7)	$750	$750
Fisher agreement	13	27
Total long-term deferred income	$763	$777

Deferred revenue includes prepaid royalty fees. In September 2011, $100,000 of prepaid royalty fees was received of which $2,000 and $5,000 were recognized during the three-month periods ended June 30, 2014 and 2013, respectively, and $6,000 and $12,000 were recognized during the six-month periods ended June 30, 2014 and 2013, respectively. Recognized amounts are reflected as licensing and royalty revenue.

Deferred income includes a $40,000 payment received from Fisher Scientific in July 2013, of which $13,000 and $0 has been recognized as an offset against research and development expenses in the three-month periods ended June 30, 2014 and 2013, respectively, and $13,000 and $0 has been recognized as an offset against research and development expenses in the six-month periods ended June 30, 2014 and 2013, respectively. We anticipate earning $13,000 of the remaining amount in the next twelve months and the final $13,000 in future years.

Through June 30, 2014, $750,000 in milestone payments from the Arizona Commerce Authority were received of which none has been recognized in income and we do not anticipate earning any of it in the next fiscal year. Further details regarding the Arizona Commerce Authority agreement are included in Note 7, License Agreements and Grants.

NOTE 9.   STOCK PURCHASE

On April 20, 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Abeja”), pursuant to which the Company agreed to sell and issue to Abeja at a purchase price of $1.03 per share for an aggregate purchase price of $14,420,000; (i) 14,000,000 shares of the Company’s common stock (“Common Stock”); (ii) a warrant to purchase 7,000,000 shares of Common Stock at an exercise price of $1.03 per share (the “$1.03 Warrant”); and (iii) another warrant to purchase 7,000,000 shares of Common Stock at an exercise price of $2.00 per share (the “$2.00 Warrant”), with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”). The purchase of Common Stock and warrants pursuant to the Investment, which was consummated on June 26, 2012, qualified for equity treatment under U.S. GAAP. The respective values of the warrants and Common Stock were calculated using their relative fair values and both are classified under Contributed Capital. The value therefore recorded for the warrants was $5,896,000 and for the Common Stock was $8,524,000.

Both warrants were exercisable until June 26, 2017, which was the fifth anniversary of the date on which the warrants were issued. Other significant terms and conditions of the warrants are as follows:

•	the warrants provide for partial exercises, but they do not provide for a “cashless” exercise feature (i.e., they may only be exercised for cash);

•	the warrants do not contain anti-dilution provisions that would trigger exercise price or other adjustments as a result of subsequent issuances of the Company’s equity securities, but they do contain customary provisions for equitable adjustments in connection with stock dividends, stock splits or reclassifications of Common Stock;

•	following certain types of fundamental transactions involving the Company (e.g., a transaction resulting in a change in control of the Company), the holder of the warrants would continue to be entitled to exercise the warrants in exchange for the equity securities or alternate consideration receivable by a holder of Common Stock as a result of the fundamental transaction; and

•	the holder of the warrants is entitled to certain demand and piggy-back registration rights, including for shelf registrations, with respect to the shares of Common Stock issuable upon its exercise of the warrants.

On March 6, 2013, Abeja exercised in full its warrant to purchase 7,000,000 shares of Common Stock at an exercise price of $1.03 per share. On the same date, Abeja also exercised the 92% of its warrant to purchase an additional 7,000,000 shares of Common Stock at an exercise price of $2.00 per share (Abeja exercised such warrant for 6,428,840 shares, leaving 571,160 shares unexercised). The Company received aggregate funds of $20,068,000 in connection with such exercises. Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity.

NOTE 10.   RIGHTS OFFERING

On April 7, 2014, the Company commenced a rights offering to raise $45 million to fund continued operations, clinical trials, and product commercialization efforts. Under the terms of the rights offering, the Company distributed, at no charge to the holders of its Common Stock as of 5:00 p.m., New York City time, on March 14, 2014, which was established as the record date for the rights offering, 0.063921 non-transferable subscription rights for each share of Common Stock owned on the record date. Each whole subscription right allowed the holder to subscribe to purchase one share of Common Stock at a subscription price of $16.80 per share. In the aggregate, the Company intended to issue 2,678,571 shares of Common Stock in connection with the rights offering. The purpose of the rights offering was to raise equity capital in a cost-effective manner that gives all of the Company’s existing stockholders the opportunity to participate on a pro rata basis.

In connection with the rights offering, the Company received standby commitments from the Jack W. Schuler Living Trust and the Schuler Family Foundation. The standby purchasers agreed to purchase any and all shares of Common Stock that were not subscribed for by stockholders in connection with the rights offering. On May 1, 2014, the Company entered into an Assignment and Assumption Agreement with the standby purchasers, Oracle Institutional Partners, L.P. and Oracle Partners, L.P., pursuant to which each standby purchaser assigned and transferred its respective rights, responsibilities, liabilities and obligations under the Standby Purchase Agreement to purchase 297,619 shares of Common Stock not subscribed for by the Company’s stockholders in connection with the rights offering to (i) Oracle Institutional Partners, L.P., with respect to 119,047 shares of such Common Stock, and (ii) Oracle Partners, L.P., with respect to the remaining 178,572 shares of such Common Stock.

The rights offering period expired at 5:00 p.m., New York City time, on April 28, 2014, and the transactions contemplated by the rights offering and the Standby Purchase Agreement described above (including the Company’s issuance of an aggregate of 2,678,571 shares of its Common Stock to the rights offering participants and standby purchasers) were completed on May 19, 2014. The Company received gross proceeds of $45,000,000 before costs associated with the transactions which totaled $126,000, $106,000 of which hasn’t been paid as of June 30, 2014.

Because the exercise price of the rights offering of $16.80 was less than the fair value of the Company’s shares of Common Stock at the expiration of the offering, there is a bonus element that is treated akin to a stock dividend. The weighted average shares outstanding, as well as the basic and diluted loss per share for the three- and six-month periods ended June 30, 2013 have been revised for those effects.

NOTE 11.   EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

The Company’s net loss for the periods presented caused the inclusion of certain outstanding warrants and options to purchase our Common Stock to be antidilutive. As of June 30, 2014 and December 31, 2013, there were Common Stock options and warrants exercisable for 6,109,600 (571,160 warrants and 5,538,440 options) and 5,731,246 (571,160 warrants and 5,160,086 options) shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

Weighted average shares outstanding for the three and six-month periods ended June 30, 2014 have been revised for the effects of the rights offering (See Note 10, Rights Offering).

NOTE 12.   EMPLOYEE STOCK-BASED COMPENSATION

At the Company’s 2014 Annual Meeting of Stockholders held on May 29, 2014, stockholders approved an amendment to the Company’s 2012 Omnibus Equity Incentive Plan increasing the number of shares of Common Stock reserved and available for grant thereunder by 4,000,000 to 9,500,000 shares.

The following table summarizes stock-based compensation expense in the condensed consolidated statements of operations for the periods indicated (in thousands):

	Stock-Based Compensation Expense (in thousands)
	Three-month period ended		Six-month period ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Research and development	$1,288	$417	$2,112	$677
Sales, general and administrative	1,883	751	2,819	928
Total stock-based compensation expense	$3,171	$1,168	$4,931	$1,605

The following table summarizes option activity under all plans during the six-month period that ended on June 30, 2014:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share

Options Outstanding December 31, 2013	5,160,086	$3.45
Granted	644,325	$15.58
Cancelled	(10,971)	$13.53
Exercised	(255,000)	$2.86
Expired	—	—
Options Outstanding June 30, 2014	5,538,440	$4.87

The following table summarizes relevant information for options outstanding and options exercisable at June 30, 2014:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable

Number of options	5,538,440	1,575,651
Weighted average remaining contractual term (in years)	8.38	7.94
Weighted average exercise price	$4.87	$2.07
Weighted average fair value	$3.74	$1.36
Aggregate intrinsic value (in thousands)	$117,038	$37,711

The following table summarizes the weighted average assumptions used in determining the fair value of the Company’s stock options granted to employees during the three-month periods ending June 30, 2014 and 2013:

Fair Value Assumptions for Stocks Issued During the Quarter (weighted average)
	June 30, 2014	June 30, 2013

Expected term (in years)	5.72	5.92
Volatility	97%	98%
Expected dividends	—	—
Risk free interest rates	1.93%	1.00%
Estimated forfeitures	3%	15%
Fair value per share	$15.40	$5.23

As of June 30, 2014, unrecognized share-based compensation cost related to unvested stock options was $10,421,000.

NOTE 13.   INCOME TAXES

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

The Company follows the provisions of ASC 740, Income Taxes, to account for any uncertainty in income taxes with respect to the accounting for all tax positions taken (or expected to be taken) on any income tax return. This guidance applies to all open tax periods in all tax jurisdictions in which the Company is required to file an income tax return. Under U.S. GAAP, in order to recognize an uncertain tax benefit the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the benefit. The Company determined that no uncertain tax positions have been taken or are expected to be taken that could have a material effect on the Company’s income tax liabilities. Interest and penalties, if any, would be recorded to general and administrative expenses.

On January 8, 2014, we were notified by the Arizona Commerce Authority (“Authority”) that we meet the program requirements to receive a “Certificate of Qualification” and, therefore, are eligible for a partial refund of research and development investments. Our research and development tax credit for 2013 is $703,000 which made us eligible to claim a partial refund of 75% or $527,000. We claimed this partial refund and, by doing so, irrevocably forfeited the remaining 25% tax credit amount along with any additional tax credits that might become available if our qualifying expenses increase or income tax liability decreases. The “Certificate of Qualification” does not guarantee the receipt of tax incentives; nor does it obligate the Arizona Department of Revenue to issue the refund. Furthermore, if qualifying expenses decrease or income tax liability increases, the refund amount may be less than the $527,000. If the amount received for this tax credit is later determined to be incorrect or invalid, the excess may be treated as a tax deficiency. As of March 31, 2014 we recorded the $527,000 partial refund as a non-operating benefit from income taxes. Payment of this amount was received in April and deposited in May 2014.

NOTE 14.   COMMITMENTS

Operating & Capital Lease Obligations

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

Pursuant to the Lease, the Company agreed to: (i) pay rent equal to $9.25 per usable square foot per year (approximately $139,600 per year) during the Initial Term and $19.80 per usable square foot per year (approximately $298,900 per year) during any Renewal Term; (ii) relocate its corporate offices to the Tucson area and begin operations within 30 days of the date that the tenant improvements are substantially completed (the “Commencement Date”); and (iii) within 18 months of the Commencement Date, employ at least 30 individuals with a median salary of at least $70,000, which median salary must be maintained throughout the term of the Lease. If the Company fails to satisfy the condition described in clause (iii) of the preceding sentence, the rental rate under the Lease will be increased by a percentage that is twice the percentage by which the Company’s annual payroll has fallen short of the specified goal (subject to a cap equal to $19.80 per usable square foot per year). The Lease also provides that Landlord will pay for tenant improvements (up to a cap of $1,400,000) as well as certain repairs, utilities and insurance. As of February 1, 2013, we relocated our headquarters into the above described leased space in Tucson, Arizona.

On October 15, 2013, the Company executed the First Amendment to the Lease with Pima County to exercise its option and to expand its lease premises by 4,551 square feet whereby Pima County provided tenant improvements. After the completion of tenant improvements, the Company occupied this additional space in January, 2014. Pursuant to the First Amendment, the Company agreed to (i) pay rent equal to $9.25 per square foot per year (approximately $42,000 per year) and (ii) repay tenant improvements over the remaining lease term. These tenant improvements are treated as a capital lease whereby both an asset and a liability have been recorded and periodic interest and depreciation will be recorded to amortize the value of this asset and the liability over the remaining lease term. Further details regarding this capital lease are included in Note 5, Property and Equipment.

The future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of June 30, 2014 are as follows:

Capital Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2014	$75
2015	151
2016	13
2017	—
2018	—
Total minimum lease payments	$239
Less amount representing interest	(7)
Present value minimum lease payments	$232

In April 2014, the Company entered into a Second Amendment to the Lease with Pima County, pursuant to which the Company exercised its option to build-out and occupy 3,594 square feet and an additional 4,163 square feet not contemplated in the Lease for manufacturing and other operational requirements. Pursuant to the Second Amendment, the Company also agreed to: (i) pay rent equal to $9.25 per usable square foot per year for the 3,594 option space and $17.63 per usable square foot per year for the additional 4,163 square feet during the Initial Term; (ii) pay rent of $19.80 per usable square foot per year for the 3,594 option space and $17.63 per usable square foot per year for the additional 4,163 square feet during any Renewal Term; (ii) restore the 3,594 option space and the 4,163 additional space to a reasonable office typical tenant space at the end of the Lease; and (iii) adhere to all other terms of the Lease. The Company estimates that the costs for restoration at the end of the Lease as described in (ii) of the Second Amendment are immaterial and, therefore, no accrual has been recorded.

Total rent expense for the Tucson facility, including common area charges, for three-month periods ending June 30, 2014 and 2013 was approximately $64,000 and $93,000, respectively, and for the six-month periods ending June 30, 2014 and 2013 was approximately $113,000 and $93,000 respectively. Future minimum lease payments under this agreement are as follows (in thousands):

Operating Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2014	$145
2015	289
2016	24
2017	—
2018	—
Thereafter	—
Total operating lease obligations	$458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the business of Accelerate Diagnostics, Inc.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The Company’s future operating results may be affected by various trends and factors which are beyond the Company’s control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the SEC including but not limited to the risks in the section entitled “Risk Factors” in its Annual Report on Form 10-K for the period ended December 31, 2013, as amended, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

Our MD&A is composed of the following sections: Overview, Changes in Results of Operations, Capital Resources and Liquidity and Off-Balance Sheet Arrangements.

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

Changes in Results of Operations: Three-month period ended June 30, 2014 compared to three-month period ended June 30, 2013

During the three-month period ended June 30, 2014, total revenues were $13,000, as compared to $7,000 during the three-month period ended June 30, 2013, an increase of $6,000 or 86%. The increase was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the three-month period ended June 30, 2014 were $4,562,000, as compared to $2,461,000 during the three-month period ended June 30, 2013, an increase of $2,101,000 or 85%. The increase was primarily the result of increasing employee headcount, increased non-cash stock based compensation expenses of $871,000, and increased purchases of laboratory and instrument engineering supplies to support research and development efforts.

During the three-month period ended June 30, 2014, sales, general and administrative expenses were $3,447,000, as compared to $1,234,000 during the three-month period ended June 30, 2013, an increase of $2,213,000 or 179%. The increase was primarily driven by salaries and related expenses as we ramp up our operations and includes an increase in non-cash stock based compensation expenses of $1,132,000.

During the three-month period ended June 30, 2014, amortization was $19,000, which was consistent with $19,000 in amortization during the three-month period ended June 30, 2013.

Depreciation for the three-month period ended June 30, 2014 was $150,000, as compared to $71,000 during the three-month period ended June 30, 2013, an increase of $79,000 or 111%. The increased depreciation was the result of purchases of equipment to up-fit the Company’s new Tucson facility laboratory and administrative space.

As a result of the above factors, loss from operations for the three-month period ended June 30, 2014 was $8,165,000, as compared to a loss of $3,778,000 for the three-month period ended June 30, 2013, an increase in loss from operations of $4,387,000 or 116%. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the three-month period ended June 30, 2014 was $13,000, as compared to $1,000 during the three-month period ended June 30, 2013, an increase of $12,000 or 1,200%. This change was due to increased interest and dividend income on our cash balances and investments, which increased year-over-year.

As a result of these factors, net loss for the three-month period ended June 30, 2014 was $8,152,000, as compared to a net loss of $3,777,000 during the three-month period ended June 30, 2013, an increase in net loss of $4,375,000 or 116%.

Unrealized gain on available-for-sale investments for the three-month period ended June 30, 2014 was $2,000, as compared to $0 during the three-month period ended June 30, 2013. The resulting comprehensive losses were $8,150,000 and $3,777,000 for the three-month periods ending June 30, 2014 and 2013, respectively.

Changes in Results of Operations: Six-month period ended June 30, 2014 compared to six-month period ended June 30, 2013

During the six-month period ended June 30, 2014, total revenues were $27,000, as compared to $23,000 during the six-month period ended June 30, 2013, an increase of $4,000 or 17%. The increase was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the six-month period ended June 30, 2014 were $8,125,000, as compared to $4,343,000 during the six-month period ended June 30, 2013, an increase of $3,782,000 or 87%. The increase was primarily the result of increasing employee headcount, an increase in non-cash stock based compensation expense of $1,435,000 and increased purchases of laboratory and instrument engineering supplies to support research and development efforts.

During the six-month period ended June 30, 2014, sales, general and administrative expenses were $5,491,000, as compared to $1,864,000 during the six-month period ended June 30, 2013, an increase of $3,627,000 or 195%. The increase was primarily driven by salaries and related expenses as we ramp up our operations and includes an increase in non-cash stock based compensation expenses of $1,891,000.

During the six-month period ended June 30, 2014, amortization was $38,000, which was consistent with $38,000 in amortization during the six-month period ended June 30, 2013.

Depreciation for the six-month period ended June 30, 2014 was $285,000, as compared to $107,000 during the six-month period ended June 30, 2013, an increase of $178,000 or 166%. The increased depreciation was the result of purchases of equipment to up-fit the Company’s new Tucson facility laboratory and administrative space.

As a result of the above factors, loss from operations for the six-month period ended June 30, 2014 was $13,912,000, as compared to a loss of $6,329,000 for the six-month period ended June 30, 2013, an increase in loss from operations of $7,583,000 or 120%. This loss was anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the six-month period ended June 30, 2014 was $31,000, as compared to $3,000 during the six-month period ended June 30, 2013, an increase of $28,000 or 933%. This change was due to increased interest and dividend income on our cash balances and investments, which increased year-over-year.

As a result of these factors, net loss before income taxes for the six-month period ended June 30, 2014 was $13,881,000, as compared to a net loss of $6,326,000 during the six-month period ended June 30, 2013, an increase in net loss of $7,555,000 or 119%.

Benefit from income taxes for the six-month period ended June 30, 2014 was $527,000, as compared to $0 during the six-month period ended June 30, 2013. This is due to becoming eligible for and electing a partial refund of research and development tax credits as described above in Item 1, Note 13 Income Taxes. The resulting net losses were $13,354,000 and $6,326,000 for the six-month periods ending June 30, 2014 and 2013, respectively.

Unrealized gain on available-for-sale investments for the six-month period ended June 30, 2014 was $6,000, as compared to $0 during the six-month period ended June 30, 2013. The resulting comprehensive losses were $13,348,000 and $6,326,000 for the six-month periods ending June 30, 2014 and 2013, respectively.

Capital Resources and Liquidity

During the six-month period ended June 30, 2014, we did not generate positive cash flows from operating activities.

Our primary sources of liquidity have been from sales of shares of common stock. As of June 30, 2014, the Company had $79,012,000 in cash and cash equivalents and available-for-sale securities, an increase of $37,023,000 from $41,989,000 at December 31, 2013. The primary reason for the change in these assets was the Company’s successful completion of the rights offering described in Item 1, Note 10, Rights Offering.

As discussed in Item 1, Note 10 Rights Offering, on April 7, 2014, the Company commenced a rights offering to raise $45 million which resulted in gross proceeds of $45 million before expenses upon completion in May, 2014. The purpose of the rights offering was to raise equity capital in a cost-effective manner that gives all of the Company’s existing stockholders the opportunity to participate on a pro rata basis. The net proceeds of the offering will be used for working capital and specifically to fund continued operations, clinical trials, and product commercialization efforts.

The Company is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are included in Item 1, Note 14 Commitments.

As of June 30, 2014, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes the Company’s capital resources at June 30, 2014 and December 31, 2013, and for the six-month period and fiscal year, respectively, then ended (in thousands):

Capital Resource & Liquidity Summary (in thousands)
	June 30, 2014	December 31, 2013

Cash and cash equivalents	$65,212	$30,029
Investments	13,800	11,960
Trade accounts receivable	40	24
Current assets	79,668	42,143
Total assets	81,804	43,431
Current liabilities	2,250	1,137
Working Capital	77,418	41,006
Net cash used in operating activities	7,805	9,749
Net cash used in investing activities	2,687	13,171
Net cash provided by financing activities	45,675	40,880

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Besides as noted above, there was no change in the Company’s internal control over financial reporting during the quarterly period ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 10, 2014, Accelerate Diagnostics, Inc. (the “Company”) entered into a Standby Purchase Agreement with the Jack W. Schuler Living Trust (the “Schuler Trust”) and the Schuler Family Foundation (the “Schuler Foundation,” and together with the Schuler Trust, the “Standby Purchasers”), pursuant to which the Standby Purchasers have agreed to purchase, at the prevailing subscription price ($16.80 per share), any and all shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), not subscribed for by the Company’s stockholders pursuant to the exercise of their subscription privileges in connection with the rights offering described elsewhere in this Quarterly Report on Form 10-Q.

The trustee of the Schuler Trust and the President of the Schuler Foundation is Jack Schuler, who is a director of the Company. No fees or other consideration were paid by the Company to the Standby Purchasers in exchange for their commitment to purchase any and all unsubscribed shares of Common Stock following the rights offering.

On May 1, 2014, the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) with the Standby Purchasers, Oracle Institutional Partners, L.P. and Oracle Partners, L.P., pursuant to which (i) each Standby Purchaser assigned and transferred its respective rights, responsibilities, liabilities and obligations under the Standby Purchase Agreement to purchase 297,619 shares of Common Stock not subscribed for by the Company’s stockholders pursuant to the exercise of their subscription privileges in connection with the rights offering to (A) Oracle Institutional Partners, L.P., with respect to 119,047 shares of such Common Stock, and (B) Oracle Partners, L.P., with respect to the remaining 178,572 shares of such Common Stock, and (ii) Oracle Institutional Partners, L.P. and Oracle Partners, L.P. each accepted and assumed such rights, responsibilities, liabilities and obligations.

On May 19, 2014, in connection with the closing of the rights offering, the Company issued a total 1,160,691 shares of Common Stock to the Standby Purchasers, Oracle Institutional Partners, L.P. and Oracle Partners, L.P. under the agreements described above. Such entities paid the Company an aggregate cash purchase price of $19,499,609 for the shares of Common Stock acquired by them, which were issued in a private placement transaction separate from the rights offering pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated by the SEC thereunder. The Company intends to use the net proceeds from such transaction for general corporate purposes, including the funding of ongoing research and development and productive commercialization initiatives.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information

4.1	Form of Non-Transferable Subscription Rights Certificate	Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3/A (Amendment No. 1) (File No. 333-194474) filed by the Registrant on April 7, 2014

10.1	Assignment and Assumption Agreement, dated as of May 1, 2014, by and among Schuler Family Foundation, Jack Schuler, Trustee of the Jack W. Schuler Living Trust, Oracle Institutional Partners, L.P., Oracle Partners, L.P. and the Registrant	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on May 2, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

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

ACCELERATE DIAGNOSTICS, INC.

August 1, 2014	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2014	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)