Form 10-Q
period 2014-09-30
Accelerate Diagnostics, Inc
filed 2014-11-04
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No   ☒

As of October 27, 2014, there were 44,609,829 shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash and cash equivalents	$57,851	$30,029
Investments	14,081	11,960
Trade accounts receivable	89	24
Prepaid expenses and other	677	130
Total current assets	72,698	42,143
Property and equipment, net	2,270	1,047
Intellectual property, net	185	241
Total Assets	$75,153	$43,431

Current liabilities:
Accounts payable	$1,102	$540
Accrued liabilities	741	515
Deferred revenue and income	74	82
Capital lease obligation	146	—
Total current liabilities	2,063	1,137
Long-term deferred income	763	777
Long-term capital lease obligation	50	—
Total liabilities	2,876	1,914

Stockholders' equity:
Common stock, $0.001 par value;
55,000,000 common shares authorized
44,583,092 (as of September 30, 2014) and 41,649,521 (as of December 31, 2013) shares issued and outstanding	45	42
5,000,000 preferred shares authorized and none outstanding as of
September 30, 2014 and December 31, 2013	—	—
Contributed capital	128,873	75,937
Accumulated deficit	(56,652)	(34,484)
Accumulated other comprehensive income	11	22
Total stockholders' equity	72,277	41,517
Total liabilities and stockholders' equity	$75,153	$43,431

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Unaudited (in thousands, except per share data)

	Three-month period ended		Nine-month period ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Licensing and royalty revenues	$16	$13	$43	$36
Total revenues	16	13	43	36

Costs and expenses:
Research and development	5,949	2,655	14,074	6,996
Sales, general and administrative	2,625	1,052	8,116	2,916
Amortization	18	19	56	58
Depreciation	251	84	536	191
Total costs and expenses	8,843	3,810	22,782	10,161
Loss from operations	(8,827)	(3,797)	(22,739)	(10,125)

Other expense	(2)	(9)	(5)	(10)
Interest and dividend income	15	9	49	13
Total other income	13	0	44	3

Net loss before income taxes	(8,814)	(3,797)	(22,695)	(10,122)
Benefit from income taxes	—	—	527	—
Net Loss	$(8,814)	$(3,797)	$(22,168)	$(10,122)

Net loss per share: Basic and diluted net loss per share	$(0.20)	$(0.10)	$(0.51)	$(0.28)
Weighted average shares outstanding	44,583	39,876	43,293	36,083

Comprehensive loss:
Net loss	$(8,814)	$(3,797)	$(22,168)	$(10,122)
Net unrealized (loss) gain on available-for-sale investments	(17)	11	(11)	10
Comprehensive loss	$(8,831)	$(3,786)	$(22,179)	$(10,112)

See accompanying notes to consolidated financial statement

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS Unaudited (in thousands)

	Nine-month period ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(22,168)	$(10,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	536	191
Amortization of intangible assets	56	58
Amortization of investment discount	229	—
Stock-based compensation	7,334	2,612
Impairment of intangibles	—	9
(Increase) decrease in assets:
Accounts receivable	(65)	658
Prepaid expense and other	(547)	(99)
Increase (decrease) in liabilities:
Accounts payable	528	(293)
Accrued liabilities	125	(549)
Deferred revenue and income	(22)	533
Net cash used in operating activities	(13,994)	(7,002)

Cash flows from investing activities:
Purchases of equipment	(1,357)	(1,090)
Purchase of available-for-sale securities	(6,614)	(10,949)
Sales of available-for sale securities	246	—
Maturity of available-for-sale securities	4,007	—
Net cash used in investing activities	(3,718)	(12,039)

Cash flows from financing activities:
Issuance of common stock and warrants	44,875	19,911
Exercise of warrants and options	730	20,514
Payments on capital lease obligations	(71)	—
Net cash provided by financing activities	45,534	40,425

Increase in cash and cash equivalents	27,822	21,384
Cash and cash equivalents, beginning of period	30,029	12,069
Cash and cash equivalents, end of period	$57,851	$33,453

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on March 7, 2014 and subsequently amended by the Annual Report on Form 10-K/A (Amendment No. 1) that we filed with the SEC on March 28, 2014.

The condensed consolidated balance sheet as of December 31, 2013 included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2014 or any future period.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

In May 2014, the “FASB” issued ASU 2014-09 Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. The new standard is effective for us on January 1, 2017. Early adoption is not permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method that will be elected.

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

The following tables represent the financial instruments measured at fair value on a recurring basis on the consolidated financial statements of the Company subject to ASC Topic 820, Fair Value Measurements and Disclosure, and the valuation approach applied to each class of financial instruments at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds (cash equivalents)	$11,913	$—	$—	$11,913
Corporate notes and bonds	—	13,827	—	13,827
Asset-backed securities	—	254	—	254
Total assets measured at fair value	$11,913	$14,081	$—	$25,994

	December 31, 2013 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Assets:
Money market funds (cash equivalents)	$27,096	$—	$—	$27,096
Corporate notes and bonds	—	11,460	—	11,460
Asset-backed securities	—	500	—	500
Total assets measured at fair value	$27,096	$11,960	$—	$39,056

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no significant transfers between levels during the nine-month period ended September 30, 2014.

NOTE 4. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$254	$—	$—	$254
Corporate notes and bonds	13,816	15	(4)	13,827
Total	$14,070	$15	$(4)	$14,081

The following table summarizes the maturities of the Company’s available-for-sale securities at September 30, 2014 (in thousands):

	Amortized Cost	Fair Value
Due in less than 1 year	$11,036	$11,034
Due in 1-3 years	3,034	3,047
Total	$14,070	$14,081

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at September 30, 2014 and December 31, 2013 (in thousands):

Property and Equipment (in thousands)
	September 30, 2014	December 31, 2013
Computer equipment	$897	$567
Laboratory and scientific equipment	1,300	791
Furniture and fixtures	206	37
Manufacturing equipment	89	—
Leasehold improvements	620	279
Capital lease – leasehold improvements	266	—
Capital projects in progress	55	—
Total property and equipment	$3,433	$1,674
Accumulated amortization – capital lease	(100)	—
Accumulated depreciation – other	(1,063)	(627)
Net property and equipment	$2,270	$1,047

Depreciation expense, which includes amortization of capital lease assets, for the three-month periods ended September 30, 2014 and 2013 was $251,000 and $84,000 respectively, and for the nine-month periods ended September 30, 2014 and 2013, was $536,000 and $191,000, respectively.

NOTE 6. INTELLECTUAL PROPERTY

Intellectual property consisted of the following at the dates indicated (in thousands):

Intellectual Property (in thousands)
	September 30, 2014	December 31, 2013
Technologies	$193	$193
Patents	210	210
Subtotal	$403	$403
Accumulated amortization	(218)	(162)
Net intellectual property	$185	$241

Future amortization expense for the intangible assets is estimated as follows (in thousands):

Intangible Assets Future Amortization Years Ending December 31 (in thousands)
Remaining in 2014	$7
2015	8
2016	8
2017	8
2018	8
Thereafter	146
Total future amortization	$185

Intellectual properties are recorded at cost and are being amortized on a straight-line basis over their estimated useful lives of 20 years or the patent application life specific to each capitalized patent. Amortization expense for the three-month periods ended September 30, 2014 and 2013 was $18,000 and $19,000, respectively, and for the nine-month periods ended September 30, 2014 and 2013 was $56,000 and $58,000, respectively. The Company routinely evaluates the recoverability of its long-lived assets based upon estimated future cash flows from and estimated fair value of such long-lived assets. If in management’s judgment, the anticipated undiscounted cash flows or estimated fair value are insufficient to recover the carrying amount of the long-lived asset, the Company will determine the amount of the impairment and the value of the asset will be written down. Impairment of intangible assets for the three- and nine-month periods ending September 30, 2014 and 2013 was $0 and $9,200, respectively.

NOTE 7. LICENSE AGREEMENTS AND GRANTS

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2 million of funding for a proposed 35-month project of which the Company estimates it will receive direct monies for internal research and development of $650,000. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Company’s ID/AST instrument to wound infections and other serious infections secondary to trauma. The Company has invoiced a cumulative total of $308,000 under this grant which is recorded as an offset to research and development expenses. The amount invoiced for the three-month periods ended September 30, 2014 and 2013 was $50,000 and $50,000, respectively, and for the nine-month periods ended September 30, 2014 and 2013 was $150,000 and $104,000, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of September 30, 2014 the Company has collected $750,000 of the $1,000,000 in milestones. The full amount is recorded in long-term deferred income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire, we will recognize the grant as other non-operating income. Further details are included in Note 8, Deferred Revenue and Income.

NOTE 8. DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of September 30, 2014 and December 31, 2013 follows (in thousands):

Deferred Revenue and Income (in thousands)
	September 30, 2014	December 31, 2013
Prepaid royalties	$61	$69
Fisher agreement	13	13
Total current deferred revenue and income	$74	$82

Arizona Commerce Authority Grant (see Note 7)	$750	$750
Fisher agreement	13	27
Total long-term deferred income	$763	$777

Deferred revenue includes prepaid royalty fees. In September 2011, $100,000 of prepaid royalty fees was received of which $2,000 and $3,000 were recognized during the three-month periods ended September 30, 2014 and 2013, respectively, and $8,000 and $15,000 were recognized during the nine-month periods ended September 30, 2014 and 2013, respectively. Recognized amounts are reflected as licensing and royalty revenue.

Deferred income includes a $40,000 payment received from Fisher Scientific in July 2013, of which $13,000 and $0 has been recognized as an offset against research and development expenses in the three-month and nine-month periods ended September 30, 2014 and 2013, respectively. We anticipate earning $13,000 of the remaining amount in the next twelve months and the final $13,000 in future years.

Through September 30, 2014, $750,000 in milestone payments from the Arizona Commerce Authority were received of which none has been recognized in income and we do not anticipate earning any of it in the next fiscal year. Further details regarding the Arizona Commerce Authority agreement are included in Note 7, License Agreements and Grants.

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

Both warrants were exercisable until June 26, 2017, which was the fifth anniversary of the date on which the warrants were issued. Other significant terms and conditions of the warrants are as follows:

•	he warrants provide for partial exercises, but they do not provide for a “cashless” exercise feature (i.e., they may only be exercised for cash);

•	the warrants do not contain anti-dilution provisions that would trigger exercise price or other adjustments as a result of subsequent issuances of the Company’s equity securities, but they do contain customary provisions for equitable adjustments in connection with stock dividends, stock splits or reclassifications of Common Stock;

•	following certain types of fundamental transactions involving the Company (e.g., a transaction resulting in a change in control of the Company), the holder of the warrants would continue to be entitled to exercise the warrants in exchange for the equity securities or alternate consideration receivable by a holder of Common Stock as a result of the fundamental transaction; and

•	the holder of the warrants is entitled to certain demand and piggy-back registration rights, including for shelf registrations, with respect to the shares of Common Stock issuable upon its exercise of the warrants.

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

The rights offering period expired at 5:00 p.m., New York City time, on April 28, 2014, and the transactions contemplated by the rights offering and the Standby Purchase Agreement described above (including the Company’s issuance of an aggregate of 2,678,571 shares of its Common Stock to the rights offering participants and standby purchasers) were completed on May 19, 2014. The Company received gross proceeds of $45,000,000 before costs associated with the transactions which totaled $126,000.

Because the exercise price of the rights offering of $16.80 was less than the fair value of the Company’s shares of Common Stock at the expiration of the offering, there is a bonus element that is treated similar to a stock dividend. The weighted average shares outstanding, as well as the basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2013 have been revised for those effects.

NOTE 11. EARNINGS PER SHARE

The Company follows ASC 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

The Company’s net loss for the periods presented caused the inclusion of certain outstanding warrants and options to purchase our Common Stock to be antidilutive. As of September 30, 2014 and December 31, 2013, there were Common Stock options and warrants exercisable for 6,171,593 (571,160 warrants and 5,600,433 options) and 5,731,246 (571,160 warrants and 5,160,086 options) shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

Weighted average shares outstanding for the three and nine-month periods ended September 30, 2013 have been revised for the effects of the rights offering (See Note 10, Rights Offering).

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

The following table summarizes stock-based compensation expense in the condensed consolidated statements of operations for the periods indicated (in thousands):

	Stock-Based Compensation Expense (in thousands)
	Three-month period ended		Nine-month period ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Research and development	$1,113	$468	$3,225	$1,145
Sales, general and administrative	1,290	540	4,109	1,467
Total stock-based compensation expense	$2,403	$1,008	$7,334	$2,612

The following table summarizes option activity under all plans during the nine-month period that ended on September 30, 2014:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding December 31, 2013	5,160,086	$3.45
Granted	709,025	$15.78
Cancelled	(13,678)	$13.06
Exercised	(255,000)	$2.86
Expired	—	—
Options Outstanding September 30, 2014	5,600,433	$5.01

The following table summarizes relevant information for options outstanding and options exercisable at September 30, 2014:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable
Number of options	5,600,433	1,756,885
Weighted average remaining contractual term (in years)	8.15	7.72
Weighted average exercise price	$5.01	$2.26
Weighted average fair value	$3.85	$1.52
Aggregate intrinsic value (in thousands)	$92,000	$34,000

As of September 30, 2014, unrecognized share-based compensation cost related to unvested stock options was $8,982,000.

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

On January 8, 2014, we were notified by the Arizona Commerce Authority (“Authority”) that we meet the program requirements to receive a “Certificate of Qualification” and, therefore, are eligible for a partial refund of research and development investments. Our research and development tax credit for 2013 is $703,000 which made us eligible to claim a partial refund of 75% or $527,000. We claimed this partial refund and, by doing so, irrevocably forfeited the remaining 25% tax credit amount along with any additional tax credits that might become available if our qualifying expenses increase or income tax liability decreases. The $527,000 refund has been received and is recorded as a non-operating benefit from income taxes. If the amount received for this tax credit is later determined to be incorrect or invalid, the excess may be treated as a tax deficiency.

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

Pursuant to the Lease, the Company agreed to: (i) pay rent equal to $9.25 per usable square foot per year (approximately $140,000 per year) during the Initial Term and $19.80 per usable square foot per year (approximately $298,900 per year) during any Renewal Term; (ii) relocate its corporate offices to the Tucson area and begin operations within 30 days of the date that the tenant improvements are substantially completed (the “Commencement Date”); and (iii) within 18 months of the Commencement Date, employ at least 30 individuals with a median salary of at least $70,000, which median salary must be maintained throughout the term of the Lease. If the Company fails to satisfy the condition described in clause (iii) of the preceding sentence, the rental rate under the Lease will be increased by a percentage that is twice the percentage by which the Company’s annual payroll has fallen short of the specified goal (subject to a cap equal to $19.80 per usable square foot per year). The Lease also provides that Landlord will pay for tenant improvements (up to a cap of $1,400,000) as well as certain repairs, utilities and insurance. As of February 1, 2013, we relocated our headquarters into the above described leased space in Tucson, Arizona.

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

The future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of September 30, 2014 are as follows:

Capital Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2014	$38
2015	151
2016	13
2017	—
2018	—
Total minimum lease payments	$202
Less amount representing interest	(6)
Present value minimum lease payments	$196

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

Total rent expense for the Tucson facility, including common area charges, for three-month periods ending September 30, 2014 and 2013 was approximately $85,000 and $30,000, respectively, and for the nine-month periods ending September 30, 2014 and 2013 was approximately $198,000 and $123,000 respectively. Future minimum lease payments under this agreement are as follows (in thousands):

Operating Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2014	$72
2015	289
2016	24
2017	—
2018	—
Thereafter	—
Total operating lease obligations	$385

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

Changes in Results of Operations: Three-month period ended September 30, 2014 compared to three-month period ended September 30, 2013

During the three-month period ended September 30, 2014, total revenues were $16,000, as compared to $13,000 during the three-month period ended September 30, 2013, an increase of $3,000 or 23%. The increase was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the three-month period ended September 30, 2014 were $5,949,000, as compared to $2,655,000 during the three-month period ended September 30, 2013, an increase of $3,294,000 or 124%. The increase was primarily the result of increasing employee headcount, increased non-cash stock based compensation expenses of $645,000 and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts.

During the three-month period ended September 30, 2014, sales, general and administrative expenses were $2,625,000, as compared to $1,052,000 during the three-month period ended September 30, 2013, an increase of $1,573,000 or 150%. The increase was primarily driven by salaries and related expenses as we ramp up our operations and includes an increase in non-cash stock based compensation expenses of $750,000.

During the three-month period ended September 30, 2014, amortization was $18,000, as compared to $19,000 during the three-month period ended September 30, 2013, a decrease of $1,000 or 5%.

Depreciation for the three-month period ended September 30, 2014 was $251,000, as compared to $84,000 during the three-month period ended September 30, 2013, an increase of $167,000 or 199%. The increased depreciation was the result of purchases of equipment to up-fit the Company’s new Tucson facility laboratory and administrative space.

As a result of the above factors, loss from operations for the three-month period ended September 30, 2014 was $8,827,000, as compared to a loss of $3,797,000 for the three-month period ended September 30, 2013, an increase in loss from operations of $5,030,000 or 132%. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the three-month period ended September 30, 2014 was $13,000, as compared to $0 during the three-month period ended September 30, 2013, an increase of $13,000. This change was due to increased interest and dividend income on our cash balances and investments, which increased year-over-year.

As a result of these factors, net loss for the three-month period ended September 30, 2014 was $8,814,000, as compared to a net loss of $3,797,000 during the three-month period ended September 30, 2013, an increase in net loss of $5,017,000 or 132%.

Unrealized loss on available-for-sale investments for the three-month period ended September 30, 2014 was $17,000, as compared to an unrealized gain of $11,000 during the three-month period ended September 30, 2013. The resulting comprehensive losses were $8,831,000 and $3,786,000 for the three-month periods ending September 30, 2014 and 2013, respectively.

Changes in Results of Operations: Nine-month period ended September 30, 2014 compared to nine-month period ended September 30, 2013

During the nine-month period ended September 30, 2014, total revenues were $43,000, as compared to $36,000 during the nine-month period ended September 30, 2013, an increase of $7,000 or 19%. The increase was due to fluctuations in partner sales volumes on which royalties were due the Company.

Research and development expenses for the nine-month period ended September 30, 2014 were $14,074,000, as compared to $6,996,000 during the nine-month period ended September 30, 2013, an increase of $7,078,000 or 101%. The increase was primarily the result of increasing employee headcount, an increase in non-cash stock based compensation expense of $2,080,000 and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts.

During the nine-month period ended September 30, 2014, sales, general and administrative expenses were $8,116,000, as compared to $2,916,000 during the nine-month period ended September 30, 2013, an increase of $5,200,000 or 178%. The increase was primarily driven by salaries and related expenses as we ramp up our operations and includes an increase in non-cash stock based compensation expenses of $2,642,000.

During the nine-month period ended September 30, 2014, amortization was $56,000 as compared to $58,000 during the nine-month period ended September 30, 2013, a decrease of $2,000 or 3%.

Depreciation for the nine-month period ended September 30, 2014 was $536,000, as compared to $191,000 during the nine-month period ended September 30, 2013, an increase of $345,000 or 181%. The increased depreciation was the result of purchases of equipment to up-fit the Company’s new Tucson facility laboratory and administrative space.

As a result of the above factors, loss from operations for the nine-month period ended September 30, 2014 was $22,739,000, as compared to a loss of $10,125,000 for the nine-month period ended September 30, 2013, an increase in loss from operations of $12,614,000 or 125%. This loss was anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the nine-month period ended September 30, 2014 was $44,000, as compared to $3,000 during the nine-month period ended September 30, 2013, an increase of $41,000 or 1367%. This change was due to increased interest and dividend income on our cash balances and investments, which increased year-over-year.

As a result of these factors, net loss before income taxes for the nine-month period ended September 30, 2014 was $22,695,000, as compared to a net loss of $10,122,000 during the nine-month period ended September 30, 2013, an increase in net loss of $12,573,000 or 124%.

Benefit from income taxes for the nine-month period ended September 30, 2014 was $527,000, as compared to $0 during the nine-month period ended September 30, 2013. This is due to becoming eligible for and electing a partial refund of research and development tax credits as described above in Item 1, Note 13 Income Taxes. The resulting net losses were $22,168,000 and $10,122,000 for the nine-month periods ending September 30, 2014 and 2013, respectively.

Unrealized loss on available-for-sale investments for the nine-month period ended September 30, 2014 was $11,000, as compared to a $10,000 gain on available-for-sale investments during the nine-month period ended September 30, 2013. The resulting comprehensive losses were $22,179,000 and $10,112,000 for the nine-month periods ending September 30, 2014 and 2013, respectively.

Capital Resources and Liquidity

During the nine-month period ended September 30, 2014, we did not generate positive cash flows from operating activities.

Our primary source of liquidity has been from sales of shares of common stock. As of September 30, 2014, the Company had $71.9 million in cash and cash equivalents and available-for-sale securities, an increase of $29.9 million from $42 million at December 31, 2013. The primary reason for the change in these assets was the Company’s successful completion of the rights offering described in Item 1, Note 10, Rights Offering.

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

As of September 30, 2014, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s unaudited condensed consolidated statements of cash flows for the nine-month period ended September 30, 2014 and fiscal year ended December 31, 2013 (in thousands):

Cash Flow Summary (in thousands)
	September 30, 2014	December 31, 2013
Net cash used in operating activities	13,994	9,749
Net cash used in investing activities	3,718	13,171
Net cash provided by financing activities	45,534	40,880

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, the Company began an implementation of a new enterprise resource planning (ERP) information technology system. This implementation is planned in phases to correspond with the needs of the Company. The first phase, which involved transitioning the purchasing, accounts payable and general ledger functions to the new ERP was completed in January, 2014. The second phase, which involved implementation of manufacturing functions in the new ERP, was completed August, 2014. Further phases are planned to correspond with other business milestones. During each phase of the implementation, an appropriate level of training of employees, testing of the system and monitoring of the financial results recorded in the system is conducted.

Besides as noted above, there was no change in the Company’s internal control over financial reporting during the quarterly period ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

ACCELERATE DIAGNOSTICS, INC.

November 4, 2014	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2014	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)