Form 10-Q
period 2015-06-30
Accelerate Diagnostics, Inc
filed 2015-07-31
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 24, 2015, there were 44,722,701  shares of the registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$35,231	$53,563
Investments	13,030	13,115
Trade accounts receivable	143	78
Prepaid expenses	1,029	342
Total current assets	49,433	67,098
Property and equipment, net	3,752	2,536
Intellectual property, net	162	167
Total assets	$53,347	$69,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,741	$2,129
Accrued liabilities	1,156	494
Deferred income	13	13
Capital lease obligations	87	147
Total current liabilities	2,997	2,783
Long-term deferred income	1,000	1,014
Long-term capital lease obligation	—	13
Total liabilities	3,997	3,810

Commitments and contingencies (see note 12)	—	—

Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 common shares authorized 44,708,711 (as of June 30, 2015) and 44,639,829 (as of December 31, 2014) shares issued and outstanding	45	45
5,000,000 preferred shares authorized and none outstanding as of June 30, 2015 and December 31, 2014	—	—
Contributed capital	135,868	131,356
Accumulated deficit	(86,566)	(65,417)
Accumulated other comprehensive income	3	7
Total stockholders' equity	49,350	65,991
Total liabilities and stockholders' equity	$53,347	$69,801

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Unaudited (in thousands, except per share data)

	Three-month period ended		Six-month period ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Licensing and royalty revenues	$19	$13	$33	$27
Total revenues	19	13	33	27

Costs and expenses:
Research and development	7,126	4,562	13,503	8,125
Sales, general and administrative	4,755	3,447	7,622	5,491
Amortization	3	19	5	38
Depreciation	403	150	729	285
Total costs and expenses	12,287	8,178	21,859	13,939

Loss from operations	(12,268)	(8,165)	(21,826)	(13,912)

Interest expense	(2)	(3)	(3)	(3)
Interest and dividend income	18	16	33	34
Total other income	16	13	30	31

Net loss before income taxes	(12,252)	(8,152)	(21,796)	(13,881)
Benefit from income taxes	—	—	647	527
Net loss	$(12,252)	$(8,152)	$(21,149)	$(13,354)

Basic and diluted net loss per share	(0.27)	(0.19)	(0.47)	(0.31)
Weighted average shares outstanding	44,678	43,477	44,664	42,637

Other comprehensive loss:
Net loss	$(12,252)	$(8,152)	$(21,149)	$(13,354)
Net unrealized (loss) gain on available-for-sale investments	(8)	2	(4)	6
Comprehensive loss	$(12,260)	$(8,150)	$(21,153)	($13,348)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS Unaudited (in thousands)
	Six-month period ended
	June 30, 2015	June 30, 2014

Net loss	$(21,149)	$(13,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	729	285
Amortization of intangible assets	5	38
Amortization on investment instruments	99	124
Equity-based compensation	4,185	4,931
(Increase) decrease in assets:
Accounts receivable	(65)	(16)
Prepaid expense and other	(675)	(486)
Increase (decrease) in liabilities:
Accounts payable	(129)	496
Accrued liabilities	657	197
Deferred income	(14)	(20)
Net cash used in operating activities	(16,357)	(7,805)

Purchases of equipment	(2,160)	(729)
Purchase of available-for-sale securities	(8,017)	(4,079)
Sales of available-for-sale securities	141	121
Maturity of available-for-sale securities	7,807	2,000
Net cash used in investing activities	(2,229)	(2,687)

Issuance of common stock	—	44,980
Exercise of options	327	730
Payments on capital lease obligations	(73)	(35)
Net cash provided by financing activities	254	45,675

(Decrease) increase in cash and cash equivalents	(18,332)	35,183
Cash and cash equivalents, beginning of period	53,563	30,029
Cash and cash equivalents, end of period	$35,231	$65,212

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS; BASIS OF PRESENTATION; PRINCIPLES OF CONSOLIDATION

Accelerate Diagnostics, Inc. (“we” or “us” or “our” or “Accelerate” or “the Company”) is an in vitro diagnostics company dedicated to providing solutions which improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections. Microbiology laboratories are in need of new tools to address what the U.S. Centers for Disease Control and Prevention (“CDC”) calls one of the most serious healthcare threats of our time, antibiotic resistance. A significant contributor to the rise of resistance is the overuse and misuse of antibiotics, which is exacerbated by a lack of timely diagnostic results. The delay of these results is often due to the reliance of microbiology laboratories on traditional culture-based tests that often take two to three days to complete. Our technology platform is built to address these challenges and deliver fast and accurate testing of infectious pathogens in various patient sample types.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. There were no intercompany transactions for the three- or six-month periods ending June 30, 2015 and June 30, 2014.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles-Goodwill and Other – Internal-Use Software; Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Prior to this ASU, U.S. GAAP did not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computer arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license, in which case the customer should account for such license consistent with the acquisitions of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for service contracts. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a significant impact on our condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. The new standard eliminates from U.S. GAAP the concept of extraordinary items. Prior to the adoption of this standard, extraordinary items are segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. The new standard eliminates such segregation as well as the requirements to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a significant impact on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. In July 2015, the FASB deferred the effective date resulting in a new effective date of January 1, 2018 for us. We are permitted to adopt early but not before the original effective date of January 1, 2017. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method and the adoption date that will be elected.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2015 and December 31, 2014.

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE June 30, 2015 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$4,005	$—	$—	$4,005
Corporate notes and bonds	—	12,015	—	12,015
Asset-backed securities	—	1,015	—	1,015
Total assets measured at fair value	$4,005	$13,030	$—	$17,035

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE December 31, 2014 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$13,127	$—	$—	$13,127
Corporate notes and bonds	—	12,974	—	12,974
Asset-backed securities	—	141	—	141
Total assets measured at fair value	$13,127	$13,115	$—	$26,242

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

There were no transfers between levels during the six-month period ended June 30, 2015.

Additional information regarding our investments is included in Note 5, Investments.

NOTE 4: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company periodically maintains cash balances at a commercial bank in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000. At June 30, 2015 and December 31, 2014, the Company’s uninsured cash balance was approximately $35.3 million and $53.6 million, respectively.

The Company extends credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At June 30, 2015 and December 31, 2014, 95% and 98%, respectively, of the outstanding receivable balance was with Denver Health and the Department of Defense related to the Defense Medical Research and Development Program. See Note 7, License Agreements and Grants for more information.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at June 30, 2015 and December 31, 2014 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS June 30, 2015 (in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$1,015	$—	$—	$1,015
Corporate notes and bonds	12,011	8	(4)	12,015
Total	$13,026	$8	$(4)	$13,030

December 31, 2014 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$141	$—	$—	$141
Corporate notes and bonds	12,967	10	(3)	12,974
Total	$13,108	$10	$(3)	$13,115

The following table summarizes the maturities of the Company’s available-for-sale securities at June 30, 2015 and December 31, 2014 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES (in thousands)
	June 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$12,520	$12,525	$10,586	$10,585
Due in 1-3 years	506	505	2,522	2,530
Total	$13,026	$13,030	$13,108	$13,115

Proceeds from sales of marketable securities (including principal paydowns) for the six-month periods ended June 30, 2015 and 2014, were $141,000 and $121,000 respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material gross realized gains or losses from sales of marketable securities for the six-month periods ended June 30, 2015 and 2014.

No other-than-temporary impairments are recorded as no investments had a fair value that remained less than its cost for more than twelve months as of June 30, 2015 and there have been no other indicators of impairment. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Note 3, Fair Value of Financial Statements.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at June 30, 2015 and December 31, 2014 (in thousands):

Property and Equipment (in thousands)
	June 30, 2015	December 31, 2014
Computer equipment	$1,878	$1,020
Technical equipment	2,004	1,625
Facilities	1,044	842
Capital lease – leasehold improvements	266	266
Capital projects in progress	733	227
Total property and equipment	$5,925	$3,980
Accumulated amortization – capital lease	(200)	(133)
Accumulated depreciation – other	(1,973)	(1,311)
Net property and equipment	$3,752	$2,536

Depreciation expense, which includes amortization of capital lease assets, for the three-month periods ended June 30, 2015 and 2014 was $403,000 and $150,000, respectively, and for the six-month periods ended June 30, 2015 and 2014 was $729,000 and $285,000, respectively.

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

Defense Medical Research and Development Program

In May 2012, the Company and Denver Health Medical Center (“Denver Health”) were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2,000,000 of funding for a proposed 35-month project of which the Company estimates it will receive direct monies for internal research and development of $650,000. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project will apply the Accelerate ID/AST system to wound infections and other serious infections secondary to trauma. The Company has invoiced a cumulative total of $515,000 under this grant which is recorded as an offset to research and development expenses. The amount invoiced for the three-month periods ended June 30, 2015 and 2014 was $68,000 and $60,000 respectively, and for the six-month periods ended June 30, 2015 and 2014 was $136,000 and $100,000, respectively.

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

National Institute of Health Grant

In February 2015, we were notified that the National Institute of Health awarded a five year, $5,000,000 grant to Denver Health and ourselves to develop a fast and reliable identification and categorical susceptibility test carbepenem-resistant Enterobacteriaceae directly from whole blood. In June 2015, we executed a subaward agreement with Denver Health for the services we will provide as part of this grant which covers the period of February 15, 2015 through January 31, 2016 and totals $689,000. There have been no services provided or billed under this subaward agreement for the period ending June 30, 2015.

NOTE 8. DEFERRED INCOME

Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of June 30, 2015 and December 31, 2014 follows (in thousands):

Deferred Income (in thousands)
	June 30, 2015	December 31, 2014
Fisher agreement	$13	$13
Total current deferred income	$13	$13

Arizona Commerce Authority Grant (see Note 7)	$1,000	$1,000
Fisher agreement	—	14
Total long-term deferred income	$1,000	$1,014

Deferred income includes a $40,000 payment received from Fisher Scientific in July 2013, of which $14,000 and $13,000 were recognized as an offset against research and development expenses in the three-month periods ended June 30, 2015 and 2014, respectively, and $14,000 and $13,000 were recognized in the six-month periods ending June 30, 2015 and 2014, respectively. We anticipate earning the remaining $13,000 in May 2016.

Through December 31, 2014, we received $1,000,000 in milestone payments from the Arizona Commerce Authority under the Grant Agreement described in Note 7, License Agreements and Grants. As of June 30, 2015, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in January 2018.

NOTE 9. EARNINGS PER SHARE

The financial statements show basic and diluted loss per share.

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stocks and options to purchase our Common Stock to be antidilutive. As of June 30, 2015 and December 31, 2014, there were Common Stock options, restricted stocks and warrants exercisable for 6,654,581 and 6,174,886 shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 10. EMPLOYEE AND CONSULTANT EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the six-month period ended June 30, 2015.

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding December 31, 2014	5,628,726	$5.20
Granted	495,827	21.56
Forfeited	(12,500)	16.70
Exercised	(68,882)	4.74
Options Outstanding June 30, 2015	6,043,171	6.52

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

Black-Scholes Assumptions for Options Granted
	Three-month period ended
	June 30, 2015	June 30, 2014
Expected term (in years)	6.41	5.72
Volatility	92%	97%
Expected dividends	—	—
Risk free interest rates	1.73%	1.93%
Weighted average fair value	$17.55	$15.40

The following table shows summary information for outstanding options, options that are exercisable (vested) and outstanding options that are either vested or expected to vest as of June 30, 2015:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number of options	6,043,171	3,116,329	6,017,571
Weighted average remaining contractual term (in years)	7.61	7.24	7.61
Weighted average exercise price	$6.52	$4.02	$6.49
Weighted average fair value	$5.22	$2.98	$5.19
Aggregate intrinsic value (in thousands)	$116,571	$67,918	$116,262

The following table summarizes equity-based compensation expense recognized in the condensed consolidated statements of operations for the periods indicated (in thousands):

Equity-Based Compensation Expense (in thousands)
	Three-month period ended		Six-month period ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Research and development	$747	$1,288	$1,435	$2,112
Sales, general and administrative	1,781	1,883	2,750	2,819
Total stock-based compensation expense	$2,528	$3,171	$4,185	$4,931

The following table summarizes restricted stock activity during the six-month period ended June 30, 2015, none of which are vested as of June 30, 2015:

Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stocks Outstanding December 31, 2014	—	$—
Granted	40,250	20.91
Forfeited	—	—
Vested/released	—	—
Restricted Stocks Outstanding June 30, 2015	40,250	$20.91

As of June 30, 2015, unrecognized equity-based compensation cost related to unvested stock options and restricted stock was $13.1 million and $905,000, respectively.

NOTE 11. INCOME TAXES

The Arizona Commerce Authority (“Authority”) notified us that we meet the program requirements to receive a “Certificate of Qualification” and, therefore, are eligible for a refund of research and development investments amounting to a maximum of $647,000 and $527,000 for tax years 2014 and 2013, respectively. The “Certificate of Qualification” does not obligate the Arizona Department of Revenue to issue either refund. Furthermore, the calculation of the actual refund due will be based on actual qualifying expenses and income tax liability for the corresponding tax year and if qualifying expenses decrease or income tax liability increases, the refund amount may be less than the maximum amounts. If the amount received for the tax credit is later determined to be incorrect or invalid, the excess may be treated as a tax deficiency. We have recorded the refund amounts of $647,000 and $527,000 as a non-operating benefit from income taxes in the six-month periods ending June 30, 2015 and 2014, respectively, and the refunds were deposited in June 2015 and May 2014, respectively.

NOTE 12. COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS

Operating & Capital Lease Obligations

In August 2012, the company entered into a Lease Agreement (“Lease”) with Pima County, a political subdivision of the State of Arizona which has been subsequently amended, the details of which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the SEC on February 26, 2015. In May 2015, we exercised the option to extend the term of the lease for an additional one-year period, resulting in a new expiration date in January 2017.

Total rent expense for the Tucson facility, including common area charges for the three-month periods ending June 30, 2015 and 2014 was $167,000 and $64,000, respectively, and for the six-month periods ending June 30, 2015 and 2014 was $282,000 and $113,000, respectively. Future minimum lease payments are as follows (in thousands):

Operating Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2015	$357
2016	884
2017	75
2018	—
2019	—
Thereafter	—
Total operating lease obligations	$1,316

The future minimum lease payments under our capital lease arrangement together with the present value of the net minimum lease payments as of June 30, 2015 are as follows:

Capital Lease Obligations (in thousands)
Year ending December 31:
Remaining in 2015	$75
2016	13
2017	—
2018	—
2019	—
Total minimum lease payments	$88
Less amount representing interest	(1)
Present value minimum lease payments	$87

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. We incurred $178,000 and $0 for these arrangements during the three-month periods ending June 30, 2015 and 2014, respectively, and $358,000 and $0 for these arrangements during the six-month periods ending June 30, 2015 and 2014, respectively.

Legal Matters

On March 19, 2015, a putative securities class action lawsuit was filed against us, Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504.  The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our ID/AST System, formerly called the BACcel System.  Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014 and February 17, 2015.  On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class.  On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud.  Plaintiff seeks certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order.  We believe the case is without merit and intend to defend it vigorously.  However, an adverse result could have a material adverse effect upon our financial condition or results of operations.

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

NOTE 14. SUBSEQUENT EVENTS

Pima County Lease

In July 2015, the Company entered into a Lease Agreement with Pima County, a political subdivision of the State of Arizona, pursuant to which the Company leased approximately 6,207 square feet of space located in Tucson, Arizona for a period of two years, which may be extended by the Company for an additional year. The 6,207 square feet consists of approximately 3,827 square feet of existing space (“Existing Premises”) and approximately 2,380 square feet of new construction by the Company (“Expansion Premises”). The Company agreed to pay rent equal to $9.24 per square foot per year for the Existing Premises and $5.00 per square foot per year for the Expansion Premises for a combined total rent of approximately $47,000 per year. The Company will also pay for constructions costs and other expenses to get both spaces to a usable condition. Rent will commence and actual usable square footage will be calculated upon the completion of construction and notice of substantial completion.

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

Since 2004, we have focused our efforts on the development of an innovative rapid diagnostic platform, the Accelerate ID/AST System™ (the “ID/AST System” or “Accelerate ID/AST System”), intended for the rapid diagnosis of infectious pathogens. Our goal is to reduce the failure rate of initial antibiotic drug therapy by shortening lab turnaround time to hours rather than the two to three days now required to deliver identification and susceptibility results. The ID/AST System utilizes genotypic technology to identify (“ID”) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (“AST”), which determines whether live bacterial or fungal cells are resistant or susceptible to a particular antibiotic. Development of this system and the first test kit for positive blood culture samples is substantially complete. On June 30, 2015, the company declared its conformity to the European In Vitro Diagnostic Directive 98/79 EC and CE Mark of the Accelerate ID/AST system and IS/AST Blood Culture Assay for in vitro diagnostic use. The Company anticipates commercializing the FDA approved product in the first half of 2016 following the successful completion of the U.S. registration trial . Achieving this milestone will depend on our ability to achieve the goals specified in our detailed project plan according to the deadlines included in such plan.

We plan to introduce additional test kits for use on the Accelerate ID/AST System enabling the system’s use with other sample types. In addition, we plan to invest in the development of additional instruments, tests, and other solutions.

Changes in Results of Operations: Three-month period ended June 30, 2015 compared to three-month period ended June 30, 2014

During the three-month period ended June 30, 2015, total revenues were $19,000 as compared to $13,000 during the three-month period ended June 30, 2014, an increase of $6,000 or 46% due to increased revenues associated with license agreements.

Research and development expenses for the three-month period ended June 30, 2015 were $7,126,000 as compared to $4,562,000 during the three-month period ended June 30, 2014, an increase of $2,564,000 or 56%. The increase was primarily the result of increasing employee headcount, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the three-month periods ended June 30, 2015 and 2014 of $747,000 and $1,288,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, research and development expenses include instruments manufactured for internal research and development, trial or study use as expenses for the three-month periods ended June 30, 2015 and 2014 totaling $981,000 and $0, respectively.

During the three-month period ended June 30, 2015, sales, general and administrative expenses were $4,755,000 as compared to $3,447,000 during the three-month period ended June 30, 2014, an increase of $1,308,000 or 38%. The increase was primarily driven by salaries and related expenses as we ramp up our operations. Sales, general and administrative expenses include non-cash equity-based compensation for the three-month periods ended June 30, 2015 and 2014 of $1,781,000 and $1,883,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, sales, general and administrative expenses include demonstration instruments as expenses for the three-month periods ended June 30, 2015 and 2014 totaling $260,000 and $0, respectively.

During the three-month period ended June 30, 2015, amortization was $3,000 as compared to $19,000 during the three-month period ended June 30, 2014, a decrease of $16,000 or 84%. This decrease is the result of patents that became fully amortized during the previous year.

Depreciation for the three-month period ended June 30, 2015 was $403,000 as compared to $150,000 during the three-month period ended June 30, 2014, an increase of $253,000 or 169%. The increased depreciation was the result of purchases of equipment for the Company’s Tucson facility laboratory, manufacturing and administrative space.

As a result of the above factors, loss from operations for the three-month period ended June 30, 2015 was $12,268,000 as compared to the loss of $8,165,000 during the three-month period ended June 30, 2014, an increase in loss from operations of $4,103,000 or 50%. The loss includes non-cash equity-based compensation expenses for the three-month periods ended June 30, 2015 and 2014 of $2,528,000 and $3,171,000, respectively. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the three-month period ended June 30, 2015 was $16,000 as compared to $13,000 during the three-month period ended June 30, 2014, an increase of $3,000 or 23%. This change was due to increased interest and dividend income on our invested funds which increased slightly between the two periods.

As a result of these factors, net loss for three-month period ended June 30, 2015 was $12,252,000 as compared to a net loss of $8,152,000 during the three-month period ended June 30, 2014, an increase in net loss of $4,100,000 or 50%.

Unrealized loss on available-for-sale investments for the three-month period ended June 30, 2015 was $8,000 as compared to a gain of $2,000 during the three-month period ended June 30, 2014. The resulting comprehensive losses were $12,260,000 and $8,150,000 for the three-month periods ended June 30, 2015 and 2014, respectively.

Changes in Results of Operations: Six-month period ended June 30, 2015 compared to six-month period ended June 30, 2014

During the six-month period ended June 30, 2015, total revenues were $33,000 as compared to $27,000 during the six-month period ended June 30, 2014, an increase of $6,000 or 22% due to increased revenues associated with license agreements.

Research and development expenses for the six-month period ended June 30, 2015 were $13,503,000 as compared to $8,125,000 during the six-month period ended June 30, 2014, an increase of $5,378,000 or 66%. The increase was primarily the result of increasing employee headcount, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the six-month periods ended June 30, 2015 and 2014 of $1,435,000 and $2,112,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, research and development expenses include instruments manufactured for internal research and development, trial or study use as expenses for the six-month periods ended June 30, 2015 and 2014 totaling $2,211,000 and $0, respectively.

During the six-month period ended June 30, 2015, sales, general and administrative expenses were $7,622,000 as compared to $5,491,000 during the six-month period ended June 30, 2014, an increase of $2,131,000 or 39%. The increase was primarily driven by salaries and related expenses as we ramp up our operations. Sales, general and administrative expenses include non-cash equity-based compensation for the six-months periods ended June 30, 2015 and 2014 of $2,750,000 and $2,819,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, sales, general and administrative expenses include demonstration instruments as expenses for the six-month periods ended June 30, 2015 and 2014 totaling $329,000 and $0, respectively.

During the six-month period ended June 30, 2015, amortization was $5,000 as compared to $38,000 during the six-month period ended June 30, 2014, a decrease of $33,000 or 87%. This decrease is the result of patents that became fully amortized during the previous year.

Depreciation for the six-month period ended June 30, 2015, was $729,000 as compared to $285,000 during the six-month period ended June 30, 2014, an increase of $444,000 or 156%. The increased depreciation was the result of purchases of equipment for the Company’s Tucson facility laboratory, manufacturing and administrative space.

As a result of the above factors, loss from operations for the six-month period ended June 30, 2015 was $21,826,000 as compared to the loss of $13,912,000 during the six-month period ended June 30, 2014, an increase in loss from operations of $7,914,000 or 57%. The loss includes non-cash equity-based compensation expenses for the six-month periods ended June 30, 2015 and 2014 of $4,185,000 and $4,931,000, respectively. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the six-month period ended June 30, 2015 was $30,000 as compared to $31,000 during the six-month period ended June 30, 2014, a decrease of $1,000 or 3%. This change was due to decreased interest and dividend income on our invested balances which decreased between the two periods.

Income tax benefit during the six-month period ended June 30, 2015 was $647,000 as compared to $527,000 during the six-month period ended June 30, 2014, an increase of $120,000 or 23%. This is due to an increase in our elected partial refund of research and development tax credits.

As a result of these factors, net loss for six-month period ended June 30, 2015 was $21,149,000 as compared to a net loss of $13,354,000 during the six-month period ended June 30, 2014, an increase in net loss of $7,795,000 or 58%.

Unrealized loss on available-for-sale investments for the six-month period ended June 30, 2015 was $4,000 as compared to a gain of $6,000 during the six-month period ended June 30, 2014. The resulting comprehensive losses were $21,153,000 and $13,348,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock. As of June 30, 2015, the Company had $48.3 million in cash and cash equivalents and available-for-sale securities, a decrease of $18.4 million from $66.7 million at December 31, 2014. The primary reason for the change in these assets was the funding of operational losses and purchase of capital equipment.

The Company is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are included in Item 1, Note 12, Commitments, Contingencies and Legal Matters.

As of June 30, 2015, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and the year ended December 31, 2014 (in thousands):

Cash Flow Summary (in thousands)
	June 30, 2015	December 31, 2014
Net cash used in operating activities	$(16,357)	$(18,785)
Net cash used in investing activities	(2,229)	(3,372)
Net cash provided by financing activities	254	45,691

Our primary use of capital has been for the continued development and commercialization of the Accelerate ID/AST system. As noted above, we believe our existing cash balances, together with capital provided under grants or raised through exercises of warrants and stock options, and/or additional issuances of equity or debt securities will be sufficient to meet our ongoing capital requirements. However, if our capital requirements vary materially from those currently planned or anticipated, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three-month period ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2015, a putative securities class action lawsuit was filed against us, Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504.  The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our ID/AST System, formerly called the BACcel System.  Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014 and February 17, 2015.  On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class.  On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud.  Plaintiff seeks certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order.  We believe the case is without merit and intend to defend it vigorously.  However, an adverse result could have a material adverse effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

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

ACCELERATE DIAGNOSTICS, INC.

July 31, 2015	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

July 31, 2015	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)