Form 10-Q
period 2015-09-30
Accelerate Diagnostics, Inc
filed 2015-11-02
CIK 727207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 26, 2015, there were 44,738,956  shares of the registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS Unaudited (in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$25,191	$53,563
Investments	13,840	13,115
Trade accounts receivable	742	78
Prepaid expenses and other	1,147	342
Total current assets	40,920	67,098
Property and equipment, net	3,676	2,536
Intellectual property, net	159	167
Total assets	$44,755	$69,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,552	$2,129
Accrued liabilities	1,953	494
Deferred income	13	13
Capital lease obligations	50	147
Total current liabilities	3,568	2,783
Long-term deferred income	1,000	1,014
Long-term capital lease obligation	-----	13
Total liabilities	4,568	3,810

Commitments and contingencies (see note 12)	-----	-----

Stockholders' equity:
Common stock, $0.001 par value; 55,000,000 common shares authorized 44,738,956 (as of September 30, 2015) and 44,639,829 (as of December 31, 2014) shares issued and outstanding	45	45
5,000,000 preferred shares authorized and none outstanding as of September 30, 2015 and December 31, 2014	-----	-----
Contributed capital	137,893	131,356
Accumulated deficit	(97,752)	(65,417)
Accumulated other comprehensive income	1	7
Total stockholders' equity	40,187	65,991
Total liabilities and stockholders' equity	$44,755	$69,801

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS Unaudited (in thousands, except per share data)

	Three-month period ended		Nine-month period ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Licensing and royalty revenues	$16	$16	$49	$43
Product sales	76	-----	76	-----
Total revenues	92	16	125	43

Costs and expenses:
Research and development	6,499	5,949	20,003	14,074
Sales, general and administrative	4,332	2,625	11,953	8,116
Amortization	3	18	8	56
Depreciation	465	251	1,194	536
Total costs and expenses	11,299	8,843	33,158	22,782

Loss from operations	(11,207)	(8,827)	(33,033)	(22,739)

Interest expense	(1)	(2)	(2)	(5)
Interest and dividend income	22	15	53	49
Total other income	21	13	51	44

Net loss before income taxes	(11,186)	(8,814)	(32,982)	(22,695)
Benefit from income taxes	-----	-----	647	527
Net loss	$(11,186)	$(8,814)	$(32,335)	$(22,168)

Basic and diluted net loss per share	$(0.25)	$(0.20)	$(0.72)	$(0.51)
Weighted average shares outstanding	44,727	44,583	44,685	43,293

Other comprehensive loss:
Net loss	$(11,186)	$(8,814)	$(32,335)	$(22,168)
Net unrealized loss on available-for-sale investments	(3)	(17)	(6)	(11)
Comprehensive loss	$(11,189)	$(8,831)	$(32,341)	$(22,179)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS Unaudited (in thousands)
	Nine-month period ended
	September 30, 2015	September 30, 2014

Net loss	$(32,335)	$(22,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,194	536
Amortization of intangible assets	8	56
Amortization on investment instruments	147	229
Equity-based compensation	5,995	7,334
Increase in assets:
Accounts receivable	(664)	(65)
Prepaid expense and other	(642)	(547)
(Decrease) increase in liabilities:
Accounts payable	(329)	528
Accrued liabilities	1,400	125
Deferred income	(14)	(22)
Net cash used in operating activities	(25,240)	(13,994)

Purchases of equipment	(2,594)	(1,357)
Purchase of available-for-sale securities	(12,418)	(6,614)
Sales of available-for-sale securities	141	246
Maturity of available-for-sale securities	11,307	4,007
Net cash used in investing activities	(3,564)	(3,718)

Issuance of common stock	-----	44,875
Exercise of options	542	730
Payments on capital lease obligations	(110)	(71)
Net cash provided by financing activities	432	45,534

(Decrease) increase in cash and cash equivalents	(28,372)	27,822
Cash and cash equivalents, beginning of period	53,563	30,029
Cash and cash equivalents, end of period	$25,191	$57,851

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS; BASIS OF PRESENTATION; PRINCIPLES OF CONSOLIDATION; SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. The new standard requires entities that measure inventory using first-in, first-out or average cost inventory to report inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The ASU will become effective for us on January 1, 2016. We do not expect the adoption of ASU 2015-11 to have a significant impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other – Internal-Use Software; Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. Prior to this ASU, U.S. GAAP did not include explicit guidance about a customer’s accounting for fees paid in a cloud computing arrangement. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license, in which case the customer should account for such license consistent with the acquisitions of other software licenses. If the cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The ASU does not change the accounting for service contracts. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-05 to have a significant impact on our condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items. The new standard eliminates from U.S. GAAP the concept of extraordinary items. Prior to the adoption of this standard, extraordinary items have been segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. The new standard eliminates such segregation as well as the requirements to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The new standard is effective for us on January 1, 2016 with early adoption permitted. We do not expect the adoption of ASU 2015-01 to have a significant impact on our condensed consolidated financial statements.

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

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2015 and December 31, 2014.

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE September 30, 2015 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$3,214	$—	$—	$3,214
Corporate notes and bonds	—	11,324	—	11,324
Asset-backed securities	—	2,516	—	2,516
Total assets measured at fair value	$3,214	$13,840	$—	$17,054

FINANCIAL INSTRUMENTS MEASURED AT FAIR VALUE December 31, 2014 (in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds (cash equivalents)	$13,127	$—	$—	$13,127
Corporate notes and bonds	—	12,974	—	12,974
Asset-backed securities	—	141	—	141
Total assets measured at fair value	$13,127	$13,115	$—	$26,242

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

There were no transfers between levels during the nine-month period ended September 30, 2015.

Additional information regarding our investments is included in Note 5, Investments.

NOTE 4: CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company’s main financial institution for banking operations held 99% and 83% of the Company’s cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

The Company extends credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At September 30, 2015 and December 31, 2014, 87% and 98%, respectively, of the Company’s outstanding receivable balance was with Denver Health Medical Center (“Denver Health”). See Note 7, License Agreements and Grants for more information.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at September 30, 2015 and December 31, 2014 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS September 30, 2015 (in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$2,515	$1	$—	$2,516
Corporate notes and bonds	11,324	7	(7)	11,324
Total	$13,839	$8	$(7)	$13,840

December 31, 2014 (in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$141	$—	$—	$141
Corporate notes and bonds	12,967	10	(3)	12,974
Total	$13,108	$10	$(3)	$13,115

The following table summarizes the maturities of the Company’s available-for-sale securities at September 30, 2015 and December 31, 2014 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES (in thousands)
	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$12,334	$12,335	$10,586	$10,585
Due in 1-3 years	1,505	1,505	2,522	2,530
Total	$13,839	$13,840	$13,108	$13,115

Proceeds from sales of marketable securities (including principal paydowns) for the three-month periods ended September 30, 2015 and 2014 was $0 and $125,000, respectively, and for the nine-month periods ended September 30, 2015 and 2014 was $141,000 and $246,000, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material gross realized gains or losses from sales of marketable securities for the three-month or nine-month periods ended September 30, 2015 and 2014.

No other-than-temporary impairments are recorded as no investments had a fair value that remained less than its cost for more than twelve months as of September 30, 2015 and there have been no other indicators of impairment. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Note 3, Fair Value of Financial Statements.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at September 30, 2015 and December 31, 2014 (in thousands):

Property and Equipment (in thousands)
	September 30, 2015	December 31, 2014
Computer equipment	$1,894	$1,020
Technical equipment	2,033	1,625
Facilities	1,790	842
Capital lease – leasehold improvements	266	266
Capital projects in progress	331	227
Total property and equipment	$6,314	$3,980
Accumulated amortization – capital lease	(233)	(133)
Accumulated depreciation – other	(2,405)	(1,311)
Net property and equipment	$3,676	$2,536

Depreciation expense, which includes amortization of capital lease assets, for the three-month periods ended September 30, 2015 and 2014 was $465,000 and $251,000, respectively, and for the nine-month periods ended September 30, 2015 and 2014 was $1,194,000 and $536,000, respectively.

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

Defense Medical Research and Development Program

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2,000,000 of funding for a project which ended in August 2015. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections.  The project applied the Accelerate ID/AST system to wound infections and other serious infections secondary to trauma. The Company has invoiced a cumulative total of $558,000 under this grant which is recorded as an offset to research and development expenses. The amount invoiced for the three-month periods ended September 30, 2015 and 2014 was $43,000 and $50,000 respectively, and for the nine-month periods ended September 30, 2015 and 2014 was $179,000 and $150,000, respectively.

National Institute of Health Grant

In February 2015, we were notified that the National Institute of Health awarded a five year, $5,000,000 grant to Denver Health and ourselves to develop a fast and reliable identification and categorical susceptibility test carbepenem-resistant Enterobacteriaceae directly from whole blood. In June 2015, we executed a subaward agreement with Denver Health for the services we will provide as part of this grant which covers the period of February 15, 2015 through January 31, 2016 and totals $689,000. The amount invoiced for the three-month and nine-month periods ended September 30, 2015 and 2014 was $467,000 and $0, respectively.

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

NOTE 8. DEFERRED INCOME

Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of September 30, 2015 and December 31, 2014 follows (in thousands):

Deferred Income (in thousands)
	September 30, 2015	December 31, 2014
Fisher agreement	$13	$13
Total current deferred income	$13	$13

Arizona Commerce Authority Grant (see Note 7)	$1,000	$1,000
Fisher agreement	—	14
Total long-term deferred income	$1,000	$1,014

Deferred income includes a $40,000 payment received from Fisher Scientific in July 2013, none of which was recognized in the three-month periods ended September 30, 2015 and 2014, and $14,000 and $13,000 were recognized in the nine-month periods ending September 30, 2015 and 2014, respectively. We anticipate earning the remaining $13,000 in May 2016.

Through December 31, 2014, we received $1,000,000 in milestone payments from the Arizona Commerce Authority under the Grant Agreement described in Note 7, License Agreements and Grants. As of September 30, 2015, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in January 2018.

NOTE 9. EARNINGS PER SHARE

The financial statements show basic and diluted loss per share.

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stocks and options to purchase our Common Stock to be antidilutive. As of September 30, 2015 and December 31, 2014, there were Common Stock options, restricted stocks and warrants exercisable for 6,676,081 and 6,174,886 shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 10. EMPLOYEE AND CONSULTANT EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the nine-month period ended September 30, 2015.

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding December 31, 2014	5,628,726	$5.20
Granted	589,577	21.46
Forfeited	(54,505)	11.71
Exercised	(99,127)	5.46
Options Outstanding September 30, 2015	6,064,671	6.71

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

Black-Scholes Assumptions for Options Granted
	Three-month period ended
	September 30, 2015	September 30, 2014
Expected term (in years)	6.37	6.46
Volatility	91%	94%
Expected dividends	$—	$—
Risk free interest rates	1.79%	2.11%
Weighted average fair value	$15.94	$13.92

The following table shows summary information for outstanding options, options that are exercisable (vested) and outstanding options that are either vested or expected to vest as of September 30, 2015:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number of options	6,064,671	3,411,338	5,983,442
Weighted average remaining contractual term (in years)	7.36	6.96	7.35
Weighted average exercise price	$6.71	$4.21	$6.60
Weighted average fair value	$5.25	$3.14	$5.16
Aggregate intrinsic value (in thousands)	$49,844	$39,820	$50,048

The following table summarizes equity-based compensation expense recognized in the condensed consolidated statements of operations for the periods indicated (in thousands):

Equity-Based Compensation Expense (in thousands)
	Three-month period ended		Nine-month period ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Research and development	$425	$1,113	$1,860	$3,225
Sales, general and administrative	1,385	1,290	4,135	4,109
Total stock-based compensation expense	$1,810	$2,403	$5,995	$7,334

The following table summarizes restricted stock activity during the nine-month period ended September 30, 2015, none of which are vested as of September 30, 2015:

Restricted Stock Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
Restricted Stocks Outstanding December 31, 2014	—	$—
Granted	40,250	20.91
Forfeited	—	—
Vested/released	—	—
Restricted Stocks Outstanding September 30, 2015	40,250	$20.91

As of September 30, 2015, unrecognized equity-based compensation cost related to unvested stock options and restricted stock was $11.2 million and $787,000, respectively.

NOTE 11. INCOME TAXES

The Arizona Commerce Authority (“Authority”) notified us that we meet the program requirements to receive a “Certificate of Qualification” and, therefore, are eligible for a refund of research and development investments amounting to a maximum of $647,000 and $527,000 for tax years 2014 and 2013, respectively. The “Certificate of Qualification” does not obligate the Arizona Department of Revenue to issue either refund. Furthermore, the calculation of the actual refund due will be based on actual qualifying expenses and income tax liability for the corresponding tax year and if qualifying expenses decrease or income tax liability increases, the refund amount may be less than the maximum amounts. If the amount received for the tax credit is later determined to be incorrect or invalid, the excess may be treated as a tax deficiency. We have recorded the refund amounts of $647,000 and $527,000 as a non-operating benefit from income taxes in the nine-month periods ending September 30, 2015 and 2014, respectively, and the refunds were deposited in June 2015 and May 2014, respectively.

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

In July 2015, the Company entered into another Lease Agreement with Pima County, pursuant to which the Company leased approximately 6,207 square feet of space located in Tucson, Arizona for a period of two years, which may be extended by the Company for an additional year. The 6,207 square feet consists of approximately 3,827 square feet of existing space (“Existing Premises”) and approximately 2,380 square feet of new construction by the Company (“Expansion Premises”). The Company agreed to pay rent equal to $9.24 per square foot per year for the Existing Premises and $5.00 per square foot per year for the Expansion Premises for a combined total rent of approximately $47,000 per year. The Company will also pay for constructions costs and other expenses to get both spaces to a usable condition. Rent will commence and actual usable square footage will be calculated upon the completion of construction and notice of substantial completion.

Total rent expense for the Tucson facility, including common area charges for the three-month periods ending September 30, 2015 and 2014 was $208,000 and $85,000, respectively, and for the nine-month periods ending September 30, 2015 and 2014 was $490,000 and $198,000, respectively. Future minimum lease payments are as follows (in thousands):

Operating Lease Obligations (in thousands)

Year ending December 31:
Remaining in 2015	$186
2016	931
2017	114
2018	—
2019	—
Thereafter	—
Total operating lease obligations	$1,231

The future minimum lease payments under our capital lease arrangement together with the present value of the net minimum lease payments as of September 30, 2015 are as follows:

Capital Lease Obligations (in thousands)
Year ending December 31:
Remaining in 2015	$38
2016	13
2017	—
2018	—
2019	—
Total minimum lease payments	$51
Less amount representing interest	(1)
Present value minimum lease payments	$50

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from losses associated with their participation in the clinical trial. We incurred $665,000 and $0 for these arrangements during the three-month periods ending September 30, 2015 and 2014, respectively, and $1,023,000 and $0 for these arrangements during the nine-month periods ending September 30, 2015 and 2014, respectively which are included in research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

Legal Matters

On March 19, 2015, a putative securities class action lawsuit was filed against us, Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504.  The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our ID/AST System, formerly called the BACcel System.  Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014 and February 17, 2015.  On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class.  On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud.  Plaintiff seeks certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order.  Defendants moved to dismiss the amended complaint on July 21, 2015, which is pending before the Court.  We believe the case is without merit and intend to defend it vigorously.  However, an adverse result could have a material adverse effect upon our financial condition or results of operations.

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

Since 2004, we have focused our efforts on the development of an innovative rapid diagnostic platform, the Accelerate ID/AST System™ (the “ID/AST System” or “Accelerate ID/AST System”), intended for the rapid diagnosis of infectious pathogens. Our goal is to reduce the failure rate of initial antibiotic drug therapy by shortening lab turnaround time to hours rather than the two to three days now required to deliver identification and susceptibility results. The ID/AST System utilizes genotypic technology to identify (“ID”) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (“AST”), which determines whether live bacterial or fungal cells are resistant or susceptible to a particular antibiotic. Development of this system and the first test kit for positive blood culture samples is substantially complete. On June 30, 2015, the company declared its conformity to the European In Vitro Diagnostic Directive 98/79 EC and CE Mark of the Accelerate ID/AST system and IS/AST Blood Culture Assay for in vitro diagnostic use. The Company anticipates commercializing the FDA approved product in the first half of 2016 following the successful completion of the U.S. registration trial. Achieving this milestone will depend on our ability to achieve the goals specified in our detailed project plan according to the deadlines included in such plan.

We plan to introduce additional test kits for use on the Accelerate ID/AST System enabling the system’s use with other sample types. In addition, we plan to invest in the development of additional instruments, tests, and other solutions.

Changes in Results of Operations: Three-month period ended September 30, 2015 compared to three-month period ended September 30, 2014

During the three-month period ended September 30, 2015, total revenues were $92,000 as compared to $16,000 during the three-month period ended September 30, 2014, an increase of $76,000 or 475% due to the sale of an ID/AST system.

Research and development expenses for the three-month period ended September 30, 2015 were $6,499,000 as compared to $5,949,000 during the three-month period ended September 30, 2014, an increase of $550,000 or 9%. The increase was primarily the result of pilot clinical trial fees, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the three-month periods ended September 30, 2015 and 2014 of $425,000 and $1,113,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, research and development expenses include instruments manufactured for sales, internal research and development, and trial or study use as expenses for the three-month periods ended September 30, 2015 and 2014 totaling $235,000 and $0, respectively.

During the three-month period ended September 30, 2015, sales, general and administrative expenses were $4,332,000 as compared to $2,625,000 during the three-month period ended September 30, 2014, an increase of $1,707,000 or 65%. The increase was primarily driven by salaries and related expenses as we ramp up our operations. Sales, general and administrative expenses include non-cash equity-based compensation for the three-month periods ended September 30, 2015 and 2014 of $1,385,000 and $1,290,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, sales, general and administrative expenses include demonstration instruments as expenses for the three-month periods ended September 30, 2015 and 2014 totaling $31,000 and $0, respectively.

During the three-month period ended September 30, 2015, amortization was $3,000 as compared to $18,000 during the three-month period ended September 30, 2014, a decrease of $15,000 or 83%. This decrease is the result of patents that became fully amortized during the previous year.

Depreciation for the three-month period ended September 30, 2015 was $465,000 as compared to $251,000 during the three-month period ended September 30, 2014, an increase of $214,000 or 85%. The increased depreciation was the result of purchases of equipment for the Company’s Tucson facility laboratory, manufacturing and administrative space.

As a result of the above factors, loss from operations for the three-month period ended September 30, 2015 was $11,207,000 as compared to the loss of $8,827,000 during the three-month period ended September 30, 2014, an increase in loss from operations of $2,380,000 or 27%. The loss includes non-cash equity-based compensation expenses for the three-month periods ended September 30, 2015 and 2014 of $1,810,000 and $2,403,000, respectively. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the three-month period ended September 30, 2015 was $21,000 as compared to $13,000 during the three-month period ended September 30, 2014, an increase of $8,000 or 62%. This change was due to increased interest and dividend income on our invested funds which decreased slightly between the two periods.

As a result of these factors, net loss for three-month period ended September 30, 2015 was $11,186,000 as compared to a net loss of $8,814,000 during the three-month period ended September 30, 2014, an increase in net loss of $2,372,000 or 27%.

Unrealized loss on available-for-sale investments for the three-month period ended September 30, 2015 was $3,000 as compared to a loss of $17,000 during the three-month period ended September 30, 2014. The resulting comprehensive losses were $11,189,000 and $8,831,000 for the three-month periods ended September 30, 2015 and 2014, respectively.

Changes in Results of Operations: Nine-month period ended September 30, 2015 compared to nine-month period ended September 30, 2014

During the nine-month period ended September 30, 2015, total revenues were $125,000 as compared to $43,000 during the nine-month period ended September 30, 2014, an increase of $82,000 or 191% due to increased revenues associated with license agreements and the sale of an instrument.

Research and development expenses for the nine-month period ended September 30, 2015 were $20,003,000 as compared to $14,074,000 during the nine-month period ended September 30, 2014, an increase of $5,929,000 or 42%. The increase was primarily the result of increasing employee headcount, pilot clinical trial fees, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the nine-month periods ended September 30, 2015 and 2014 of $1,860,000 and $3,225,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, research and development expenses include instruments manufactured for sales, internal research and development, and trial or study use as expenses for the nine-month periods ended September 30, 2015 and 2014 totaling $2,446,000 and $0, respectively.

During the nine-month period ended September 30, 2015, sales, general and administrative expenses were $11,953,000 as compared to $8,116,000 during the nine-month period ended September 30, 2014, an increase of $3,837,000 or 47%. The increase was primarily driven by salaries and related expenses as we ramp up our operations. Sales, general and administrative expenses include non-cash equity-based compensation for the six-months periods ended September 30, 2015 and 2014 of $4,135,000 and $4,109,000, respectively. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP and, therefore, sales, general and administrative expenses include demonstration instruments as expenses for the nine-month periods ended September 30, 2015 and 2014 totaling $360,000 and $0, respectively.

.

During the nine-month period ended September 30, 2015, amortization was $8,000 as compared to $56,000 during the nine-month period ended September 30, 2014, a decrease of $48,000 or 86%. This decrease is the result of patents that became fully amortized during the previous year.

Depreciation for the nine-month period ended September 30, 2015, was $1,194,000 as compared to $536,000 during the nine-month period ended September 30, 2014, an increase of $658,000 or 123%. The increased depreciation was the result of purchases of equipment for the Company’s Tucson facility laboratory, manufacturing and administrative space.

As a result of the above factors, loss from operations for the nine-month period ended September 30, 2015 was $33,033,000 as compared to the loss of $22,739,000 during the nine-month period ended September 30, 2014, an increase in loss from operations of $10,294,000 or 45%. The loss includes non-cash equity-based compensation expenses for the nine-month periods ended September 30, 2015 and 2014 of $5,995,000 and $7,334,000, respectively. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating income during the nine-month period ended September 30, 2015 was $51,000 as compared to $44,000 during the nine-month period ended September 30, 2014, an increase of $7,000 or 16%. This change was due to increased interest and dividend income on our invested balances which decreased between the two periods.

Income tax benefit during the nine-month period ended September 30, 2015 was $647,000 as compared to $527,000 during the nine-month period ended September 30, 2014, an increase of $120,000 or 23%. This is due to an increase in our elected partial refund of research and development tax credits.

As a result of these factors, net loss for nine-month period ended September 30, 2015 was $32,335,000 as compared to a net loss of $22,168,000 during the nine-month period ended September 30, 2014, an increase in net loss of $10,167,000 or 46%.

Unrealized loss on available-for-sale investments for the nine-month period ended September 30, 2015 was $6,000 as compared to a loss of $11,000 during the nine-month period ended September 30, 2014. The resulting comprehensive losses were $32,341,000 and $22,179,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.

Capital Resources and Liquidity

Our primary use of capital has been for the continued development and commercialization of the Accelerate ID/AST system. Our primary source of liquidity has been from sales of shares of common stock. As of September 30, 2015, the Company had $39.0 million in cash and cash equivalents and available-for-sale securities, a decrease of $27.7 million from $66.7 million at December 31, 2014. The primary reason for the change in these assets was the funding of operational losses and purchase of capital equipment.

The Company is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are included in Item 1, Note 12, Commitments, Contingencies and Legal Matters.

We believe our existing cash balances, together with capital provided under grants or raised through exercises of warrants and stock options, and/or additional issuances of equity or debt securities will be sufficient to meet our ongoing capital requirements. However, if our capital requirements vary materially from those currently planned or anticipated, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Issuances of additional shares of our common stock or preferred stock (or convertible debt securities), whether in connection with a rights offering, follow-on offering or otherwise, would dilute existing stockholders and may adversely affect the market price of our common stock.

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and the year ended December 31, 2014 (in thousands):

Cash Flow Summary (in thousands)
	September 30, 2015	December 31, 2014
Net cash used in operating activities	$(25,240)	$(18,785)
Net cash used in investing activities	(3,564)	(3,372)
Net cash provided by financing activities	432	45,691

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the three-month period ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2015, a putative securities class action lawsuit was filed against us, Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504.  The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our ID/AST System, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014 and February 17, 2015.  On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class.  On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud.  Plaintiff seeks certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order.  Defendants moved to dismiss the amended complaint on July 21, 2015, which is pending before the Court.  We believe the case is without merit and intend to defend it vigorously.  However, an adverse result could have a material adverse effect upon our financial condition or results of operations.

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

ACCELERATE DIAGNOSTICS, INC.

November 2, 2015	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2015	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)