Form 10-Q
period 2016-06-30
Accelerate Diagnostics, Inc
filed 2016-08-08
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

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

As of August 4, 2016 there were 51,228,452 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands, except share data)

	Unaudited	Audited
	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$37,519	$120,585
Investments	64,919	11,839
Trade accounts receivable	169	77
Prepaid expenses	1,564	1,638
Other current assets	1,232	12
Total current assets	105,403	134,151
Property and equipment, net	4,960	5,016
Intellectual property, net	152	157
Total assets	$110,515	$139,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,789	$2,623
Accrued liabilities	2,642	2,543
Deferred revenue and income	43	127
Capital lease obligations	—	13
Total current liabilities	4,474	5,306
Long-term deferred income	1,000	1,000
Total liabilities	5,474	6,306

Commitments and contingencies see Note 11, Commitments	—	—

Stockholders' equity:
Common stock, $0.001 par value;
75,000,000 common shares authorized with 51,218,417 shares issued and outstanding on June 30, 2016 and 55,000,000 authorized with 51,191,184 shares issued and outstanding on December 31, 2015	51	51
5,000,000 preferred shares authorized and none outstanding as of June 30, 2016 and December 31, 2015	—	—
Contributed capital	248,776	243,894
Accumulated deficit	(143,855)	(110,915)
Accumulated other comprehensive gain (loss)	69	(12)
Total stockholders' equity	105,041	133,018
Total liabilities and stockholders' equity	$110,515	$139,324
See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revenues:
Product sales	$—	$—	$143	$—
Licensing and royalty revenues	20	19	40	33
Total revenues	20	19	183	33

Costs and expenses:
Research and development	8,062	7,126	15,416	12,856
Sales, general and administrative	9,239	4,755	16,676	7,622
Amortization	3	3	5	5
Depreciation	605	403	1,147	729
Total costs and expenses	17,909	12,287	33,244	21,212

Loss from operations	(17,889)	(12,268)	(33,061)	(21,179)

Interest expense and other	—	(2)	—	(3)
Foreign currency exchange loss	(117)	—	(73)	—
Interest and dividend income	140	18	194	33
Total other income	23	16	121	30

Net loss	$(17,866)	$(12,252)	$(32,940)	$(21,149)

Basic and diluted net loss per share	$(0.35)	$(0.27)	$(0.64)	$(0.47)
Weighted average shares outstanding	51,213	44,678	51,205	44,664

Other comprehensive loss:
Net loss	$(17,866)	$(12,252)	$(32,940)	$(21,149)
Net unrealized gain (loss) on available-for-sale investments	29	(8)	81	(4)
Foreign currency translation adjustment	49	—	—	—
Comprehensive loss	$(17,788)	$(12,260)	$(32,859)	$(21,153)

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENT OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(32,940)	$(21,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,147	729
Amortization of intangible assets	5	5
Amortization of investment discount	123	99
Equity-based compensation	3,921	4,185
(Increase) decrease in assets:
Accounts receivable	(92)	(65)
Prepaid expense and other	272	(675)
Other current assets	(1,220)	—
Increase (decrease) in liabilities:
Accounts payable	(394)	(129)
Accrued liabilities	1,175	657
Deferred revenue and income	(84)	(14)
Net cash used in operating activities	(28,087)	(16,357)
Cash flows from investing activities:
Purchases of equipment	(2,084)	(2,160)
Purchases of available-for-sale securities	(63,534)	(8,017)
Sales of available-for-sale securities	1,000	141
Maturity of available-for-sale securities	9,380	7,807
Net cash used in investing activities	(55,238)	(2,229)
Cash flows from financing activities:
Exercise of options	95	327
Common stock issuance costs	(814)	—
Payments on capital lease obligations	(13)	(73)
Recovery of related party short-swing profits	991	—
Net cash provided by financing activities	259	254

Decrease in cash and cash equivalents	(83,066)	(18,332)
Cash and cash equivalents, beginning of period	120,585	53,563
Cash and cash equivalents, end of period	$37,519	$35,231

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. During the three months ended June 30, 2016 new entities were formed based in Europe.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts and other investments. As part of our cash management process, excess operating cash is invested in overnight repurchase agreements with our bank. Repurchase agreements and other investments classified as cash and cash equivalents are not deposits and are not insured by the U.S. Government, the FDIC or any other government agency and involve investment risk including possible loss of principal. We believe however, that the market risk arising from holding these financial instruments is minimal.

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

Inventory

The Company currently purchases and produces inventory prior to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval. We do not believe probable future economic benefit can be asserted prior to the de novo request being granted by the U.S. FDA. Accordingly, the Company does not capitalize pre-launch inventory prior to receipt of marketing authorization, unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable, and future economic benefit can be asserted. Costs associated with the Company’s purchase of inventory are either reported as research and development costs, or if the inventory is used in marketing evaluations, as sales, general and administrative costs on the condensed consolidated statements of operations and comprehensive loss.

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

Revenue from operations includes product sales, principally of ACCELERATE PHENO™ systems (formerly referred to as Accelerate ID/AST systems). When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return.

Warranty

A limited warranty of less than a year is covered under selected contracts. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The expense incurred for these provisions is included in sales, general and administrative on the condensed consolidated statements of operations and comprehensive loss.

Foreign Currency Translation and Foreign Currency Transactions

The Company follows ASC 830 "Foreign Currency Matters," which provides guidance on foreign currency transactions and translation of financial statements. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, within the condensed consolidated statements of operations and comprehensive loss.

The Company has assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency exchange gain or loss, within the condensed consolidated statements of operations and comprehensive loss.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an "incurred loss" methodology is used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities will be recorded in the current period net income. The amendment will be effective for us on January 1, 2020 with early adoption permitted. We do not anticipate this guidance will have a significant impact on our financial statements and plan to adopt on the effective date.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective for us on January 1, 2017 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and plan to adopt on the effective date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This replaces the existing standards relating to leases for both lessees and lessors. For lessees, the new standard requires most leases to be recorded on the balance sheet with expenses recognized much like the existing standard. For lessors, the new standard modifies the classification criteria and accounting for sales-type and direct financing leases and eliminates leveraged leases. For both lessees and lessors, the standard eliminates real estate-specific provisions, changes some of the presentation and disclosure requirements, and changes sale and leaseback criteria. The ASU is required for us on January 1, 2019 with early adoption permitted. We are currently assessing the impact this will have on our consolidated financial statements and the timing of adoption.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which deferred the effective date resulting in a new effective date of January 1, 2018 for us. We are permitted to adopt early but not before the original effective date of January 1, 2017. FASB has issued several other ASU's which provide further guidance on Topic 606 and have the same effective date. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We are currently evaluating the transition method and the adoption date that will be elected. We will implement ASU 2014-09 and all relevant subsequently issued ASU's on Topic 606 concurrently.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2016 and December 31, 2015.

	June 30, 2016
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$36,121	$1,398	$—	$37,519
Investments:
Certificates of deposit	6,028	—	—	6,028
US Treasury securities	15,822	—	—	15,822
US Agency securities	—	4,010	—	4,010
Commercial Paper	—	499	—	499
Asset-backed securities	—	7,095	—	7,095
Corporate notes and bonds	—	31,465	—	31,465
Total investments	21,850	43,069	—	64,919
Total assets measured at fair value	$57,971	$44,467	$—	$102,438

	December 31, 2015
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents	$120,585	$—	$—	$120,585
Investments:
Asset-backed securities	—	2,507	—	2,507
Corporate notes and bonds	—	9,332	—	9,332
Total investments	—	11,839	—	11,839
Total assets measured at fair value	$120,585	$11,839	$—	$132,424

Level 1 assets are priced using quoted prices in active markets for identical assets which include cash accounts, money market funds, certificates of deposit and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the six month period ended June 30, 2016.

NOTE 4. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable, including receivables from major customers.

The Company’s main financial institution for banking operations held 70% and 100% of the Company’s cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

The Company extends credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At June 30, 2016 and December 31, 2015, $129,000 or 76% and $50,000 or 66%, respectively, of the Company’s outstanding receivable balance was with Denver Health Medical Center (“Denver Health”). See Note 7, License Agreements and Grants for more information.

Revenue from product sales purchased from Denver Health represented 100% and 0% for the six months ended June 30, 2016 and 2015 respectively. There were no product sales for the three months ended June 30, 2016 and 2015.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at June 30, 2016 and December 31, 2015:

AVAILABLE-FOR-SALE INVESTMENTS
June 30, 2016
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,028	$—	$—	$6,028
US Treasury securities	15,780	42	—	15,822
US Agency securities	4,009	1	—	4,010
Commercial paper	499	—	—	499
Asset-backed securities	7,084	11	—	7,095
Corporate notes and bonds	31,449	27	(11)	31,465
Total	$64,849	$81	$(11)	$64,919

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2015
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$2,510	$—	$(3)	$2,507
Corporate notes and bonds	9,341	1	(10)	9,332
Total	$11,851	$1	$(13)	$11,839

The following table summarizes the maturities of the Company’s available-for-sale securities at June 30, 2016 and December 31, 2015:

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$27,517	$27,535	$11,851	$11,839
Due in 1-5 years	37,332	37,384	—	—
Due in 6-10 years	—	—	—	—
Total	$64,849	$64,919	$11,851	$11,839

Proceeds from sales of marketable securities (including principal paydowns), for the three months ended June 30, 2016 and 2015 were $500,000 and $34,000, respectively, and for the for the six months ended June 30, 2016 and 2015 were $1,000,000 and $141,000, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no gross realized gains or losses from sales of marketable securities for the three months ended and six months ended June 30, 2016 and 2015.

No other-than-temporary impairments are recorded as no investments had a fair value that remained less than its cost for more than twelve months as of June 30, 2016 and there have been no other indicators of impairment. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Note 3, Fair Value of Financial Instruments.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at June 30, 2016 and December 31, 2015.

PROPERTY AND EQUIPMENT
(in thousands)
	June 30,	December 31,
	2016	2015
Computer equipment	$2,173	$1,877
Technical equipment	2,329	1,806
Facilities	3,491	1,772
Capital projects in progress	736	2,183
Total property and equipment	$8,729	$7,638
Accumulated depreciation - other	(3,769)	(2,622)
Net property and equipment	$4,960	$5,016

Depreciation expense (which includes amortization of capital lease assets) for the three months ended June 30, 2016 and 2015 was $605,000 and $403,000, respectively, and for the six months ended June 30, 2016 and 2015 was $1,147,000 and $729,000, respectively.

NOTE 7. LICENSE AGREEMENTS AND GRANTS

Defense Medical Research and Development Program

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2.0 million of funding for a proposed 35-month project. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections. The project will apply the ACCELERATE PHENO™ system to wound infections and other serious infections secondary to trauma. The Company has invoiced a cumulative total of $602,000 under this grant which is recorded as an offset to research and development expenses. The amounts invoiced for the three months ended June 30, 2016 and 2015 were $44,000 and $68,000, respectively, and for the six months ended June 30, 2016 and 2015 was $44,000 were $136,000, respectively. The period of performance of this grant was extended through September 2016.

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test carbepenem-resistant Enterobacteriaceae directly from whole blood. In June 2015, the Company executed a subaward agreement with Denver Health for the services provided as part of this grant which covered the period of February 15, 2015 through January 31, 2016 and totaled $689,000. The amounts invoiced for the three months ended June 30, 2016 and 2015 were $50,000 and $0, respectively, and for the six months ended June 30, 2016 and 2015 were $59,000 and $0, respectively. Amounts invoiced under this grant are recorded as an offset to research and development expenses.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of June 30, 2016, the Company has collected all of the $1.0 million in milestones. The full amount is recorded in long-term deferred income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire in January 2018, we will recognize the grant as an offset to expense. Further details are included in Note 8, Deferred Revenue and Income.

Arizona R&D Refundable Tax Credit Program

The Company has applied for and met the program requirements to receive a “Certificate of Qualification” from the Arizona Commerce Authority (“Authority”), which allows the Company to be eligible for a partial refund of research and development investments ("Arizona R&D Refundable Tax Credit Program"). The amounts incurred under this program are recorded as an offset to research and development expenses, and for the six months ended June 30, 2016 and 2015 were $1.2 million and $647,000, respectively, and no amounts were incurred for the three months ended June 30, 2016 and 2015. The refund for the 2014 tax year has been received and the amount for the 2015 tax year remains outstanding and is recorded as other current assets on the Condensed Consolidated Balance Sheets. If the amount received for this program is later determined to be incorrect or invalid, the excess may need to be repaid.

NOTE 8. DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of June 30, 2016 and December 31, 2015 follows:

Deferred Revenue and Income
(in thousands)
	June 30,	December 31,
	2016	2015
Fisher agreement	$—	$13
Products not yet delivered	43	114
Total current deferred revenue and income	$43	$127

Arizona Commerce Authority grant	$1,000	$1,000
Total long-term deferred income	$1,000	$1,000

We have received $1.0 million in milestone payments from the Arizona Commerce Authority under the Grant Agreement described in Note 7, License Agreements and Grants. As of June 30, 2016, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in January 2018.

NOTE 9. EARNINGS PER SHARE

The financial statements show basic and diluted loss per share.

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stocks and options to purchase our common stock to be antidilutive. As of June 30, 2016, and December 31, 2015, there were common stock options, restricted stock units and warrants exercisable for 7,529,452 and 6,778,580 shares of common stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 10. EMPLOYEE AND CONSULTANT EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the six-month period ending June 30, 2016:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2016	6,167,170	6.91
Granted	899,600	13.09
Forfeited	(119,706)	20.06
Exercised	(27,233)	3.49
Expired	(1,789)	13.49
Options Outstanding June 30, 2016	6,918,042	7.49

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for during the periods shown below:

Black-Scholes Assumptions for Options Granted
	Three Months Ended
	June 30, 2016	June 30, 2015
Expected term (in years)	6.2	6.4
Volatility	85%	92%
Expected dividends	—	—
Risk free interest rates	1.45%	1.73%
Weighted average fair value	$9.66	$17.55

The following table shows summary information for outstanding options, options that are exercisable (vested) and outstanding options that are either vested or expected to vest as of June 30, 2016:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number of options	6,918,042	4,268,778	6,715,032
Weighted average remaining contractual term (in years)	7.06	6.41	7.00
Weighted average exercise price	$7.49	$5.01	$7.28
Weighted average fair value	$5.80	$3.77	$5.63
Aggregate intrinsic value (in thousands)	$37,775	$34,813	$38,171

The following table summarizes restricted stock unit activity during the six-month period ending June 30, 2016:

Restricted Stock Unit (RSU) Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs Outstanding January 1, 2016	40,250	20.91
Granted	—	—
Forfeited	—	—
Vested/released	—	—
RSUs outstanding June 30, 2016	40,250	20.91

The expense recognized on Company’s Statements of Operations and Comprehensive Loss related to options is summarized below:

Equity-Based Compensation Expenses (in thousands)
	Three Months Ended		Six Months Ended
	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Research and development	$462	$747	$664	$1,435
Sales, general and administrative	1,773	1,781	3,257	2,750
Equity-based compensation expense	$2,235	$2,528	$3,921	$4,185

As of June 30, 2016, unrecognized equity-based compensation cost related to unvested stock options and unvested restricted stock units was $12.4 million and $482,000 respectively. This is expected to be recognized over the years 2016 through 2021.

NOTE 11. COMMITMENTS

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions ("Lease Agreements") for office, laboratory and manufacturing space located in Tucson, Arizona and Europe, the last of which expires in 2018. Total rent expense, including common area charges was $280,000 and $167,000 for the three months ended June 30, 2016 and 2015, respectively, and for the six months ended June 30, 2016 and 2015 was $540,000 and $282,000, respectively. Future minimum lease payments under operating lease agreements are as follows:

Operating Lease Obligations (in thousands)
Year ending December 31:
2016	$498
2017	173
2018	4
2019	—
Thereafter	—
Total operating lease obligations	$675

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. The Company incurred clinical trial expense of $760,000 and $178,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,424,000 and $358,000 for the six months ended June 30, 2016 and 2015, respectively. The expense incurred as part of the clinical trial is included in research and development on the condensed consolidated statements of operations and comprehensive loss.

Legal Matters

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our ID/AST System, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014 and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b- 5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal is pending; Plaintiff filed her Brief on Appeal on June 6, 2016.
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

NOTE 13. RELATED PARTY TRANSACTIONS

In June 2016, the Company recorded a net amount of $866,000 related to the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended.  The Company recognized these related party proceeds as an increase to contributed capital on the condensed consolidated balance sheet.

NOTE 14. SUBSEQUENT EVENTS

As Defendants in the securities litigation now pending before the United States Court of Appeals for the Ninth Circuit (Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016)), we filed our answering brief with the Court on August 3, 2016. Should Plaintiff choose to file an optional reply brief, that brief will be due on August 22, 2016, unless Plaintiff requests - and the Court grants - an extension of time.

Additional information regarding this litigation is included in Note 11, Commitments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the "Company," "Accelerate," "we," "us" or "our" are references to the combined business of Accelerate Diagnostics, Inc.

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

The ID/AST System utilizes genotypic technology to identify, or ID, infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing, or AST, which determines whether live bacterial or fungal cells are resistant or susceptible to a particular antibiotic. The ID/AST blood culture assay kit, which we refer to as the ACCELERATE PHENOTEST™ BC kit, is being investigated for its ability to provide ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. The Blood Culture Assay Kit is a highly multiplexed panel targeting more than 150 individual assays which have the potential to support clinicians in prescribing optimal antibiotic therapy for patients in this critical condition. The final number of assays included in the Blood Culture Assay Kit will depend on the results of our clinical trials to support marketing authorization from the FDA and FDA review of each individual assay for marketing clearance. This panel is designed to cover over 80% of the routine and significant pathogens causing blood stream infections and over 90% of the antibiotics useful in treating those pathogens. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate ID/AST System and the Blood Culture Assay Kit for in vitro diagnostic use.

On July 11, 2016 Accelerate submitted to the FDA a De Novo request for pre market authorization of its Accelerate Pheno system and Accelerate PhenoTest BC kit based on a clinical study representing over 1,800 samples across 13 sites. We anticipate commercializing the Accelerate ID/AST System in the United States, subject to clearance by the U.S. Food and Drug Administration (“FDA”), which could occur as early as the third quarter of 2016.

Changes in Results of Operations: three months ended June 30, 2016 compared to three months ended June 30, 2015

During the three months ended June 30, 2016, total revenues were $20,000 as compared to $19,000 during the three months ended June 30, 2015, an increase of $1,000 or 5%. The increase was due to revenue associated with license agreements.

Research and development expenses for the three months ended June 30, 2016 were $8,062,000 as compared to $7,126,000 during the three months ended June 30, 2015, an increase of $936,000 or 13%. The increase was primarily the result of increasing employee headcount, clinical trial fees, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the three months ended June 30, 2016 and 2015 of $462,000 and $747,000, respectively, which decreased $285,000. We do not capitalize our inventory prior to FDA approval in accordance with U.S. GAAP, accordingly instruments and consumables charged to research and development were $1,647,000 and $981,000 for three months ended June 30, 2016 and 2015, respectively.

During the three months ended June 30, 2016, sales, general and administrative expenses were $9,239,000 as compared to $4,755,000 during the three months ended June 30, 2015, an increase of $4,484,000 or 94%. The increase was primarily driven by salaries and related expenses as we ramp up our sales and marketing operations globally. Sales, general and administrative expenses include non-cash equity-based compensation for the three months ended June 30, 2016 and 2015 of $1,773,000 and $1,781,000, respectively, which decreased $8,000. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP at which time we believe the costs will be recoverable and, therefore, sales, general and administrative expenses include demonstration instruments as expense totaling $748,000 and $260,000 for the three months ended June 30, 2016 and 2015, respectively.

Depreciation for the three months ended June 30, 2016 was $605,000 as compared to $403,000 during the three months ended June 30, 2015, an increase of $202,000 or 50%. The increased depreciation was the result of purchases of equipment and leasehold improvements to support the Company’s Tucson facility laboratory, manufacturing and administrative space.

As a result of the above factors, loss from operations for the three months ended June 30, 2016 was $17,889,000 as compared to the loss of $12,268,000 during the three months ended June 30, 2015, an increase in loss from operations of $5,621,000 or 46%. Loss from operations include non-cash equity-based compensation for the three months ended June 30, 2016 and 2015 of $2,235,000 and $2,528,000, respectively, which decreased $293,000. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and commercialize the Company’s products.

Other non-operating income during the three months ended June 30, 2016 was $23,000 as compared to $16,000 during the three months ended June 30, 2015, an increase of $7,000 or 44%. This change was due to an increase in investment income.

As a result of these factors, net loss for the three months ended June 30, 2016 was $17,866,000 as compared to a net loss of $12,252,000 during the three months ended June 30, 2015, an increase in net loss of $5,614,000 or 46%.

Unrealized gain on available-for-sale investments for the three months ended June 30, 2016 was $29,000 as compared to an unrealized loss of $8,000 during the three months ended June 30, 2015.

Foreign currency translation adjustment gain for the three months ended June 30, 2016 was $49,000 as compared to $0 during the three months ended June 30, 2015. The resulting comprehensive losses were $17,788,000 and $12,260,000 for the three months ended June 30, 2016 and 2015, respectively.

Changes in Results of Operations: six months ended June 30, 2016 compared to six months ended June 30, 2015

During the six months ended June 30, 2016, total revenues were $183,000 as compared to $33,000 during the six months ended June 30, 2015, an increase of 150,000 or 455%. The increase was due to sales of ACCELERATE PHENO™ systems (Research Use Only) in 2016. The Company does not currently capitalize pre-launch inventory and the cost of product sales is reported as research and development costs on the condensed consolidated statements of operations and comprehensive loss.

Research and development expenses for the six months ended June 30, 2016 were $15,416,000 as compared to $12,856,000 during the six months ended June 30, 2015, an increase of $2,560,000 or 20%. The increase was primarily the result of increasing employee headcount, clinical trial fees, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the six months ended June 30, 2016 and 2015 of $664,000 and $1,435,000, respectively, which decreased $771,000. We do not capitalize our inventory prior to FDA approval in accordance with U.S. GAAP, accordingly instruments and consumables charged to research and development were $3,102,000 and $2,211,000 for six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, sales, general and administrative expenses were $16,676,000 as compared to $7,622,000 during the six months ended June 30, 2015, an increase of $9,054,000 or 119%. The increase was primarily driven by salaries and related expenses as we ramp up our sales and marketing operations globally. Sales, general and administrative expenses include non-cash equity-based compensation for the six months ended June 30, 2016 and 2015 of $3,257,000 and $2,750,000, respectively, which increased $507,000. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP at which time we believe the costs will be recoverable and, therefore, sales, general and administrative expenses include demonstration instruments as expense totaling $1,336,000 and $329,000 for six months ended June 30, 2016 and 2015, respectively.

Depreciation for the six months ended June 30, 2016 was $1,147,000 as compared to $729,000 during the six months ended June 30, 2015, an increase of $418,000 or 57%. The increased depreciation was the result of purchases of equipment and leasehold improvements to support the Company’s Tucson facility laboratory, manufacturing and administrative space.

As a result of the above factors, loss from operations for the six months ended June 30, 2016 was $33,061,000 as compared to the loss of $21,179,000 during the six months ended June 30, 2015, an increase in loss from operations of $11,882,000 or 56%. Loss from operations include non-cash equity-based compensation for the six months ended June 30, 2016 and 2015 of $3,921,000 and $4,185,000, respectively, which decreased $264,000. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and commercialize the Company’s products.

Other non-operating income during the six months ended June 30, 2016 was $121,000 as compared to $30,000 during the six months ended June 30, 2015, an increase of $91,000 or 303%. This change was due to an increase in investment income.

As a result of these factors, net loss for the six months ended June 30, 2016 was $32,940,000 as compared to a net loss of $21,149,000 during the six months ended June 30, 2015, an increase in net loss of $11,791,000 or 56%.

Unrealized gain on available-for-sale investments for the six months ended June 30, 2016 was $81,000 as compared to an unrealized loss of $4,000 during the six months ended June 30, 2015.

The resulting comprehensive losses were $32,859,000 and $21,153,000 for the six months ended June 30, 2016 and 2015, respectively.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock. As of June 30, 2016, the Company had $102.4 million in cash and cash equivalents and available-for-sale securities, a decrease of $30.0 million from $132.4 million at December 31, 2015. The primary reason for the change in these assets was the funding of operational losses.

The Company is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are included in Item 1, Note 11, Commitments.

As of June 30, 2016, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for the six months ended June 30, 2016 and June 30, 2015:

Cash Flow Summary (in thousands)
	Six Months Ended
	June 30,	June 30,	Increase (Decrease)
	2016	2015
Net cash used in operating activities	$(28,087)	$(16,357)	$(11,730)
Net cash used in investing activities	(55,238)	(2,229)	(53,009)
Net cash provided by financing activities	259	254	5

The net cash used in operating activities was $28.1 million and $16.4 million for the six months ended June 30, 2016 and 2015, respectively and was primarily comprised of the net loss from the statements of operations and comprehensive loss.

The net cash used in investing activities was $55.2 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively and was primarily comprised of available-for-sale investment purchases.

The net cash provided by financing activities was $259,000 for the six months ended June 30, 2016. This is primarily comprised of proceeds received from the recovery of related party short swing profits offset by stock issuance costs paid in the period for the prior year issuance of common stock. The net cash provided by financing activities was $254,000 for the six months ended June 30, 2015 and was primarily comprised of exercised options.

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

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $495,000.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our ID/AST System, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014 and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b- 5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal is pending; Plaintiff filed her Brief on Appeal on June 6, 2016.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
10.1	Registrant’s 2016 Employee Stock Purchase Plan*	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on April 1, 2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

*Management compensatory plan or arrangement.

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

ACCELERATE DIAGNOSTICS, INC.

August 8, 2016	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)