Form 10-K
period 2016-12-31
Accelerate Diagnostics, Inc
filed 2017-02-28
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☑  No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $383.1 million based on the closing price quoted on the NASDAQ Stock Market.

There were 51,895,049 shares of common stock of the registrant outstanding as of February 25, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this "Form 10-K") to the “Company,” “Accelerate,” “we," “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc.

The Accelerate Pheno™ system, is also generically referred to herein as the “ID/AST System” or “Accelerate ID/AST System.”

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, that the Company will accurately anticipate market demand for the Company’s products and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Since 2004, we have focused our efforts on research into and the development of an innovative rapid diagnostic platform, the Accelerate Pheno™ system, intended for the rapid diagnosis of infectious pathogens. Our goal is to reduce the failure rate of initial antibiotic drug therapy by shortening lab turnaround time to hours rather than the two to three days now required to deliver identification and susceptibility results.

The Accelerate Pheno™ system utilizes genotypic technology to identify, or “ID,” infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing, or “AST,” which determines whether live bacterial or fungal cells are resistant or susceptible to a particular antibiotic. The Accelerate PhenoTest™ BC Kit, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. The Accelerate PhenoTest™ BC Kit is a highly multiplexed panel targeting over 80% of the routine and significant pathogens causing blood stream infections and over 90% of the antibiotics useful in treating those pathogens.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017 the U.S. Food and Drug Administration (“FDA”) granted our de novo request to market our Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit. The de novo classification process provides a regulatory pathway intended to expedite FDA review of novel low-to-moderate risk devices for which no predicate device exists when special and general controls demonstrate reasonable assurance of safety and effectiveness.

The Accelerate PhenoTest™ BC kit includes 140 assays for both identification and susceptibility testing, of which 116 were cleared by the FDA and 24 assays available in an RUO only mode of the software. The kit also includes what Accelerate refers to as a “definitive” monomicrobial test indicating when a patient’s positive blood culture sample has only one targeted pathogen. In the Accelerate clinical trial the monomicrobial result had a 99.6% positive predictive value (PPV) when evaluated in combination with the Gram stain. The monomicrobial result, matched with a Gram stain, allows microbiologists to report results without additional laboratory workup.

History

We were incorporated in 1982 in Colorado under the name Sage Resources Corp., and through a series of subsequent transactions, we became Accelerate Diagnostics, Inc., a Delaware corporation, in December 2012.

From 2001 to 2012, we focused primarily upon furthering the research and development of the OpTest portfolio of technologies (“OpTest”) that we acquired from DDx, Inc. in 2001 and the development of revenue producing products related to that technology. The purchase of OpTest provided us with a proprietary surface chemistry formulation, which led to our OptiChem and other surface chemistry products, and quantitative bio-analytical measurement instruments.

In 2012, our Board of Directors and management team established a new strategic direction for the Company, which was (1) to focus on the internal development, manufacture, and commercialization of the Accelerate Pheno™ system and (2) to discontinue efforts to develop and actively market OptiChem and our other surface chemistry products. Our Board of Directors and management team decided to pursue this new strategic direction based on the belief that we could internally develop and commercialize the Accelerate Pheno™ system, formerly called the BacCel System.

Since the adoption of the new strategic direction in 2012, we have made significant investments in research and development personnel, facilities, equipment, and consumables to support the internal development of the Accelerate Pheno™ system. The Company has also invested in the hiring of regulatory, manufacturing, quality, sales, and marketing personnel experienced in the manufacture and commercialization of medical devices.

The new strategic direction has also required the Company to raise additional capital. In June 2012, the Company raised $14.4 million through the sale of common stock to Abeja Ventures, LLC. In March 2013, the Company obtained additional capital through the exercise of warrants issued to Abeja Ventures, LLC in the aggregate amount of $20.1 million. In August 2013, the Company completed a rights offering that raised gross proceeds of $20.0 million; In April 2014, the Company completed a rights offering that raised gross proceeds of $45.0 million. In December 2015, the Company completed a publicly marketed common stock offering that raised additional gross proceeds of $109.3 million.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit.

Clinical Need

Antibiotic resistance has a significant healthcare impact, costing the U.S. an estimated $55.0 billion per year in healthcare and productivity costs. This estimate includes $20 billion in direct costs and $35 billion in indirect costs, such as lost productivity and sick days. Increasing infection rates and misuse of antibiotics results in serious treatment complications. Recent studies have shown that the number of hospital-acquired infections in the United States ranges from 214,700 to 1.4 million per year, contributing to an estimated 75,000 deaths per year. Moreover, inappropriate antibiotic use is widespread. Of the 33 million patients admitted to U.S. hospitals each year, 56% (19 million) are put on empiric antibiotic therapy, of which more than half (9 million) are on inappropriate or unnecessary antibiotics.

AST is designed to address these challenges. According to a recent company survey of 43 critical care physicians, 95% stated that AST is the most valuable lab test when selecting optimal antibiotic therapy. Studies have shown that even a modest decrease in the time it takes to deliver an AST result correlates to reduced length and cost of hospital stay per patient. One such study showed that a five hour reduction in the time to receive an AST result delivered a two-day reduction in length of stay and a reduction in patient treatment costs of $1,750 per patient. Based on our analysis, we estimate that the Accelerate Pheno™ system is capable of delivering clinically-actionable results in approximately 19 hours from the time a blood sample received by the laboratory, while current solutions often require 2-3 days to deliver results. Based on preliminary review of external sponsored studies, we estimate that Accelerate PhenoTest™ BC Kit will reduce the total time to receive an AST result by about 40 hours on average as compared to current methods.

Market Opportunity

Recent reports have indicated estimated compound annual growth rates in the Global Hospital Acquired Infections Testing Market, which we believe includes the market segment in which we operate, of 19.1% over the next decade. We believe this growth is driven by the entrance of new technologies coupled with higher volumes due to enhanced screening, immune-compromised patients and increasing challenges with multidrug-resistant organisms. Across North America, Europe and Asia Pacific geographies, we estimate there are over 14 million high-acuity tests completed annually across various sample types including blood, respiratory, skin and soft tissue, and urine. We estimate there are 5 million high-acuity tests annually for blood culture samples globally, including over 4 million in North America, Europe and various countries in the Asia Pacific region.

In addition, based on information compiled from various competitor annual reports and other publicly available information, as well as our own estimates, we believe there are nearly 20,000 global instrument placements currently, consisting of approximately 10,000 bioMerieux Vitek 2® automated instrument installations, 6,000 Danaher Microscan® Systems installations and 4,000 instruments from other companies. We believe these placements reflect the number of potential placements for the Accelerate Pheno™ system.

Certain recent government initiatives are complementary to the Accelerate Pheno™ system. Centers for Medicare and Medicaid Services (“CMS”) programs to decrease hospital-acquired infections directly impact hospital budgets via reimbursement cuts, incentivizing providers to enhance infection-management protocols. These programs include the Medicare Hospital-Acquired Condition Reduction Program and the Hospital Readmissions Reduction Program. Similarly, on March 27, 2015, the White House released the National Action Plan for Combating Antibiotic-Resistant Bacteria, which directly and indirectly promotes rapid susceptibility testing. The plan identifies several milestones to accomplish this goal, such as calling on the National Institutes of Health to fund new projects and provide prizes aimed at the development of rapid diagnostic tests that characterize antibiotic susceptibility and improve antibiotic stewardship; mandated implementation of antibiotic stewardship programs by all hospitals participating in Medicare and Medicaid; and FDA and CMS’s evaluation of new regulatory pathways to promote development and adoption of innovative infectious disease diagnostics. The antiobiotic stewardship programs are being implemented by many hospitals in advance of the 2020 implementation deadline.

Products

The Accelerate Pheno™ system is the company’s first in vitro diagnostic platform and is intended for the identification and antibiotic susceptibility testing of pathogens most commonly associated with serious or health care-associated infections, including Gram-positive and Gram-negative organisms as well as yeast.  The system leverages long-accepted bacteriological testing principles enhanced by proprietary technology and automation enabling the analysis of live microbial cells. It detects and identifies pathogens directly from a single patient sample followed by antimicrobial susceptibility testing based on the identification results. Antimicrobial susceptibility is determined by morphokinetic cellular analysis (“MCA”), a process that evaluates the change of individual cells and microcolonies in response to a range of antibiotics over time. The system’s combined technologies and automation dramatically reduce the need for time-consuming traditional bacterial culturing, thus eliminating the major source of delay with current testing methods. Identification results are typically available within 90 minutes of presenting the patient sample to the system, and susceptibility results, including minimum inhibitory concentrations (“MIC”), are available about 5 five hours after identification results. In the case of our first test kit for positive blood culture samples, a blood culture screening step is required which we estimate takes an average of approximately twelve hours to complete before the sample is introduced to the Accelerate Pheno™ system. This combined turnaround time is a significant improvement over the multiple days currently required to obtain AST results, with MIC details, using conventional testing methods.

The Accelerate Pheno™ system features walk-away automation and consists of a fixed instrument and proprietary single-use test kit. The instrument consists of module(s) connected to a single analysis computer, which allows hospitals to acquire various numbers of modules to address their particular test volume. In order to run a patient sample on the Accelerate Pheno™ system a laboratory technician would pipette the patient sample into our system, insert the Accelerate PhenoTest™ BC Kit, and initiate the run. In the case of our initial test a positive blood culture sample is introduced to the system through pipetting directly from the blood culture bottle into our Accelerate PhenoTest™ BC Kit.

The Accelerate Pheno™ system is the result of over a decade of technology development and several years of instrument design/engineering. Initially, our prototype systems featured off-the-shelf pipetting robots, high-speed cameras, microscopes/illumination, and computers. The now final system is comprised of custom-engineered functional components, including a robotic pipettor for fluidic manipulation, an optical system with both dark-field and fluorescent illumination, and an imaging system. These sensor components, among others, are used in the four processes that follow, each of which is a crucial component in delivering the rapid ID and AST results.

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

•
Identification testing via fluorescent in situ hybridization (FISH). The now immobilized cells are tested with our proprietary FISH probes to enable identification. Because the genetic sequences of bacteria are distinctive, the binding of fluorescently labeled probes indicates the presence of a specific target sequence of RNA associated with a single or group of bacterial species or yeasts. When the probe finds a targeted sequence, it binds to it—generating a fluorescent signal—which is visible by the imaging system on the Accelerate Pheno™ system. Positive fluorescent signals from more than one target probe indicate polymicrobial samples and a universal bacterial stain discriminates target from non-target bacteria/fungi. The identification result is presented on the Accelerate Pheno™ system's graphic user interface in approximately 90 minutes from the introduction of the sample into the Accelerate Pheno™ system.

•
Susceptibility testing via live-cell optical analysis. With the identification of the pathogen known, the system’s software determines the antibiotic panel to be used for susceptibility testing. These antibiotics, growth media, and additional patient sample are introduced to additional channels on the optical cassette. Finally, our proprietary imaging platform and algorithms determine the minimum inhibitory concentration of the bacteria through the observation of which antibiotics arrested live cell growth and lead to cell death and which antibiotics were ineffective in ceasing live cell growth. The susceptibility test result is presented approximately five hours after the conclusion of the identification test.

The Accelerate Pheno™ system in its various iterations has been the subject of over 38 papers and scientific posters. Published study abstracts and links to full papers are available on our website at http://acceleratediagnostics.com/updates/#publications. Further, the Accelerate clinical study included more than 39,000 tests conducted on 1,850 samples across 13 trial sites and exceeded the requirements of the FDA for identification and antimicrobial susceptibility testing. The study showed overall sensitivity of 97.4% and specificity of 99.3% for identification. For susceptibility, overall essential and categorical agreement versus standard broth microdilution was 96.3% and 96.4% respectively.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit.

Research and development

The Company plans to continue making significant investments in the research and development of new applications for existing technologies and in the research and development of new complementary technologies.

With the development of the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit substantially complete, the Company will focus on product improvements and the development of additional test kits to address opportunities in sample types including but not limited to respiratory, skin and soft tissue, and urine. Similar to the Accelerate PhenoTest™ BC Kit, the objective is to develop test kits that work seamlessly on the Accelerate Pheno™ system and deliver substantial benefits to the microbiology laboratory and to physicians in the treatment of serious infections. Proof of concept research has already been completed on some of these sample types aided in part by a Defense Medical Research and Development Program ("DMRDP") grant which aims to apply the Accelerate Pheno™ system to respiratory and skin and soft tissue samples.

We anticipate seeking separate regulatory approval for each additional test kit. If and when we determine that we will pursue regulatory approvals for those applications, we would likely include the identification of the most prevalent infectious pathogens found in each specimen type and the applicable antimicrobial agents for treatment.

Our research activity is also focused on shortening the time required to distinguish between positive and negative whole blood and potentially urine samples prior to using the Accelerate Pheno™ system.

The Company's research and development expense for the years ended December 31, 2016, 2015 and 2014, is included in the consolidated statement of operations and comprehensive loss.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno™ system and is, thus, very important to the Company.  Our patents are focused on several key technologies, including our automated process for sample preparation, automated immobilization process, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno™ system technology, U.S. Patent No. 7,341,841 titled "Rapid Microbial Detection and Antimicrobial Susceptibility Testing" was issued on March 11, 2008. The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2016, we had 26 issued patents worldwide, including 15 patents issued in the United States and 11 issued outside the United States. One of our patents expires in 2017, and the remaining will expire on various dates in 2022 through 2032. Additionally, as of December 31, 2016, we had 26 patent applications pending worldwide, including 12 U.S. applications and 14 applications outside the United States. The Company believes that its patent suite would make it difficult for any other company to conduct rapid antibiotic susceptibility testing of individual pathogens utilizing our technology. From a trademark perspective, we had 16 pending and registered marks protecting our brand and prospective products both domestically and internationally.

Sales, Marketing, and Distribution

The target customer for our products is hospital microbiology laboratories that perform identification and antibiotic susceptibility testing. Globally, the vast majority of hospitals with an intensive care unit have such a laboratory. In general, we plan to build our own sales force to market the Accelerate Pheno™ system directly to our targeted customers. However, in select geographies, we plan to use third-party distributors to market the product.

Our commercial strategy is to focus initially on high volume and influential accounts in key geographies with a direct sales force in North America and in select European countries. Early marketing efforts include the planned initiation of market studies at multiple sites across the United States and European Union. In support of these efforts, we have established and will continue to invest in a direct sales force based in the European Union and the United States.

Competition

To the best of our knowledge, no other company has a single product with capabilities matching those of the Accelerate Pheno™ system. The leading companies with automated microbiological testing products include Becton, Dickinson and Company (“BD”), bioMerieux, Danaher Corporation (“Danaher”), Bruker Corporation, Luminex Corporation, T2 Biosystems, Abbott and Thermo Fisher Scientific’s subsidiary TREK Diagnostics Systems, Inc. (“TREK”). These companies provide products for the broad-based culturing and analysis of a wide variety of bacteria. However, only BD, bioMerieux, Danaher and TREK market products that perform AST, and we believe that none of our competitor’s products are able to provide AST results as quickly as the Accelerate Pheno™ system.

Our competitors’ AST products require purified bacterial strains or “isolates” for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. We believe these standard culturing methods, including enrichment growth and colony isolation, cannot achieve the speed that the Accelerate Pheno™ system is expected to provide.

Potential competitors for rapid AST have recently made announcements at various trade shows including but not limited to Quantamatrix and Lifescale. While we do not have visibility into all of these companies respective stages of development we believe these are early stage and will require years to achieve FDA approval.

Industry Developments

The clinical microbiology industry is subject to rapid technological changes, and new products are frequently introduced for rapid bacterial identification using genes or other molecular markers (“molecular diagnostics”). Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, we do not believe that any of these technologies offers the advantages afforded by the Accelerate Pheno™ system. For example, gene detection can be highly sensitive and specific for the identification of pathogens, but very few antibiotic resistance mechanisms are simple enough to allow accurate guidance for drug selection. Even in those rare instances that have a direct relationship between a gene and effective resistance, such as particular Methicillin-Resistant Staphylococcus Aureus (MRSA) strains, leading literature has reported novel mutations that escape detection by recently commercialized tests.

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

Another new technology receiving wide attention is mass spectrometry, and particularly the matrix-assisted laser desorption ionization time of flight version (“MALDI-TOF”), such as the Biotyper® system from Bruker Corporation. Bruker Corporation has agreements with a number of companies for distribution, including BD, TREK, and Siemens. bioMerieux has a similar system for distribution with Shimadzu Corporation. These systems build an empiric database from protein spectra acquired from many thousands of purified bacterial and fungal strains. They require a pure strain isolate for analysis and enrichment culturing to produce enough material to analyze. Some research papers on these systems report attempts to directly analyze isolate or blood culture smears, but results are not as reliable as those from samples prepared using a cleanup process to produce crude protein extracts.

MALDI-TOF systems have a major advantage over other molecular methods in identifying a very broad range of organisms. Cost of ownership is also substantially below that of older molecular methods. But the requirement for extensive organism enrichment and purification, as well as the inability to quantify live organisms or distinguish samples derived from viable organisms, substantially limits this technology from time-critical decision support. In this respect, the Accelerate Pheno™ system provides a substantial advantage for more rapid test results. Finally, as with the older molecular methods, MALDI-TOF systems cannot identify major drug resistance expression and faces the same fundamental biological barriers as gene detection.

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

In the United States, numerous laws and regulations govern all the processes by which medical devices are brought to market and marketed. These include the Federal Food, Drug and Cosmetic Act (the “FDCA”) and the FDA's regulations implementing the law codifying the FDCA.

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

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the "Request for Evaluation of Automatic Class III Designation," or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent to a predicate device. FDASIA streamlined the de novo classification pathway by permitting manufacturers to also request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of such a direct de novo request; however this time period can be extended if questions and/or requests for additional information are asked of the applicant. If the manufacturer seeks classification into Class II, the manufacturer should include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject a de novo request if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k), determines that the device is not low-to-moderate risk, or determines that general controls would be inadequate to control the risks and special controls cannot be developed.

In July of 2016, we submitted a de novo request for evaluation of automatic Class III Designation to the FDA for Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit, and on February 23, 2017, the FDA granted our de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit.

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

In certain cases, advertising is also subject to scrutiny by the Federal Trade Commission in addition to the FDA. The FDA and other agencies actively enforce these and other applicable laws and regulations, accordingly. Failure to comply with applicable requirements may result in enforcement action by the FDA and/or the U.S. Department of Justice, which may include one or more of the following administrative or judicial sanctions:

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

Other Healthcare Laws

With the FDA’s recent granting of our de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit, we are beginning to commercialize the Accelerate Pheno™ system. Such business activities, including the activities of any third-party distributors that we retain, will be subject to additional healthcare laws and regulations and related enforcement by the federal government as well as the governments of states and foreign jurisdictions where we conduct our business. These laws and regulations include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician payment transparency laws and regulations. Violations of these laws or regulations can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. The following discussion describes certain federal and state healthcare laws and regulations that may impact our operations and the operations of our customers, but is not intended to be an exhaustive discussion of all potentially applicable federal and state health laws and regulations.

The U.S. federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual for an item or service, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person need not have actual knowledge of the Anti-Kickback Statute or specific intent in order to commit a violation, and several courts have interpreted the intent requirement of the Anti-Kickback Statute to mean that if any one purpose of an arrangement is to induce referrals or purchases of federal healthcare program business, the Anti-Kickback Statute has been violated. In addition to criminal fines and penalties set forth under the Anti-Kickback Statute, violations of the Anti-Kickback Statute can result in exclusion or debarment from participation in the federal healthcare programs, as well as substantial penalties under the Civil Monetary Penalties Statute, which imposes penalties against any person or entity that is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, which, as discussed below, imposes liability on any person or entity that knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. Several states also have anti-kickback laws which establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, including private third-party payers or to obtain—by means of false or fraudulent pretenses, representations, or promises—any of the money or property owned by or under the custody or control of any healthcare benefit program; and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act amended certain sections of the HIPAA criminal statutes such that a person need not have actual knowledge of the applicable statute or specific intent in order to have committed a healthcare fraud violation.

As stated above, many states and foreign countries have adopted similar fraud and abuse laws that may be broader in scope and may apply regardless of payer. Violations of any of these laws can lead to additional risk such as risk of plaintiff class actions, state attorney general actions, and investigation by agencies such as the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”).

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

Reimbursement

We do not believe that hospitals will specifically seek reimbursement from the government or private insurance companies for their purchase of the Accelerate Pheno™ system or the Accelerate PhenoTest™ BC Kit. Instead, we believe that hospitals will recoup such costs by obtaining reimbursement from the government or private insurance companies for in-bed occupancies, which traditionally includes all testing required for admitted patients.

Hospitals, clinical laboratories, and other healthcare provider customers that may purchase our products, if approved, generally bill various third-party payers to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products. We currently expect that all of our diagnostic tests will be performed in a hospital inpatient setting, where governmental payers, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patient’s diagnosis under a classification system known as the Medicare severity diagnosis-related groups (“MS-DRGs”) classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization.

Operations

In January 2013, we relocated our headquarters from Denver, Colorado to Tucson, Arizona, where we currently lease approximately 52,092 square feet of office, manufacturing and laboratory space. Further information regarding our Tucson facility is included in Item 2. Properties included elsewhere in this report, and details regarding our lease arrangement are included in Item 8, Note 16, Commitments to the audited consolidated financial statements included elsewhere in this report.

We plan to assemble the Accelerate Pheno™ system instrument and Accelerate PhenoTest™ BC Kit in our facilities in Tucson, Arizona. The Accelerate Pheno™ system requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. We own the necessary production tooling and believe that we will be able to qualify secondary sources as needed to support future demand for the Accelerate Pheno™ system.

Raw Materials

We purchase many different types of raw materials, including plastics, glass, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing. However, our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno™ system. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components.

Employees

We have 193 employees as of December 31, 2016. We have not entered into any collective bargaining agreements and consider our labor practices and employee relations to be good.

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

Risks Related to Our Business and Strategy

Our future profitability and continued existence is dependent in large part upon the successful final development and commercialization of the Accelerate Pheno™ system and further development and commercialization of complimentary products.

Our principal business strategy involves the successful development and commercialization of the Accelerate Pheno™ system, associated test kits and the future development and commercialization of complimentary products. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and CE Mark of the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit for in vitro diagnostic use and on February 23, 2017, received FDA clearance of the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit . We have dedicated a significant amount of resources to finalize the development of and prepare to market and sell the Accelerate Pheno™ system, and we plan to continue our investment in additional test kit development and commercialization of the Accelerate Pheno™ system in the United States and other jurisdictions in which we intend to pursue marketing authorization. There can be no assurance that we will successfully commercialize the Accelerate Pheno™ system, associated Accelerate PhenoTest™ BC Kit, or further develop and commercialize complimentary products. We may be required to expend significantly more resources than planned in this process, and as a result we may have to cease investing in the Accelerate Pheno™ system or developing other products.

If we are not successful in the development of product improvements and additional test kits and commercialization of the Accelerate Pheno™ system, such failure could lead to impairment of certain of our intellectual property and may result in our ceasing operations.

Further, if we are not successful in conveying to hospitals that the Accelerate Pheno™ system provides equivalent or superior diagnostic information in a shorter period of time compared to existing technologies, or that the Accelerate Pheno™ system improves patient outcomes or decreases healthcare costs, we may experience reluctance from hospitals to order our product. If we fail to successfully commercialize the Accelerate Pheno™ system, we may never receive a return on the significant investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance we have made and further investments we intend to make, and may fail to generate revenue and gain economies of scale from such investments.

Our future product candidates have not obtained marketing authorization from the FDA, and they may never obtain such marketing authorization or other regulatory clearance.

Our success in part depends on our ability to obtain additional product marketing authorizations from the FDA for product candidates in our pipeline. If our attempts to obtain marketing authorization or other regulatory clearance are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business. Our future product candidates may not be sufficiently sensitive or specific to obtain, or may prove to have other characteristics that preclude our obtaining, marketing authorization from the FDA or regulatory clearance. The process of obtaining regulatory clearance is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of our product candidates. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the clearance of, or receipt of marketing authorization from the FDA for, a product candidate or rejection of a regulatory application altogether. The FDA has substantial discretion in the de novo review and clearance processes and may refuse to accept any application or may decide that our data are insufficient for clearance and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing authorization from the FDA or regulatory clearance of a product candidate. Any marketing authorization from the FDA or regulatory clearance we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable.

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

We are developing additional uses for the Accelerate Pheno™ system. Any failure or delay in launching new applications may compromise our ability to achieve our growth objectives.

We are developing additional uses for the Accelerate Pheno™ system, including the ability to test on additional specimen types (e.g., respiratory samples, skin and soft tissue and urine). We may have problems applying our technologies to additional specimen types, and our new applications may not be as effective in detection as our initial applications. We may also encounter difficulties obtaining regulatory approval for additional uses of the Accelerate Pheno™ system. Any failure or delay in launching new applications may compromise our ability to achieve our growth objectives.

There can be no assurance that we will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that we can introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. If we are unable to successfully develop or acquire new products or if the market does not accept our products, or if we experience difficulties or delays in the final development and commercialization of our products, including the Accelerate Pheno™ system, we may be unable to attract additional customers for our products or license our products to other strategic partners.

The failure of the Accelerate Pheno™ system or any future diagnostic products to perform as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

Our success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in the Accelerate Pheno™ system. If we experience disruptions or other performance problems with the Accelerate Pheno™ system or any future diagnostic product, we could face warranty and liability claims against us or our reputation could suffer as a result of such failures. We cannot assure you that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. A recall, material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could cause us to incur significant costs, divert the attention of our key personnel or cause other significant customer relations problems.

We have limited revenues from our products and no assurance of future revenues.

We have received limited revenue from sales based on products using our OptiChem technology, and we are in the process of discontinuing our efforts to develop and actively market OptiChem and our other surface chemistry products. During the years ended December 31, 2016, 2015 and 2014, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of the Accelerate Pheno™ system, and there can be no assurance that we will be successful. If we are unsuccessful in generating revenues from such product, we will likely continue to experience losses from operations and negative cash flow as we have in the past.

Until we received FDA approval to market the Accelerate Pheno™ system, we were a development-stage company and therefore incurred significant losses in recent years. While we are just beginning the process of commercializing the Accelerate Pheno™ system, we may continue to incur losses. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant costs in connection with the development and commercialization of our technology, and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. We have incurred significant losses in recent years and may incur losses in the future. Although we can now begin to commercialize our technology, we expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing a dedicated sales force and other marketing efforts for the Accelerate Pheno™ system. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our product, future product development and our market penetration and margins. If we are unsuccessful in generating revenues from the Accelerate Pheno™ system, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have no experience in marketing and selling the Accelerate Pheno™ system.

We have no experience marketing and selling the Accelerate Pheno™ system. We have established an initial sales force to market the Accelerate Pheno™ system directly to our target customers, and we plan to continue to build this sales force. In select geographies outside of the United States and Europe, we may also use third-party distributors to market our product.

Our future sales will depend in large part on our ability to successfully establish an effective sales force. Because we have no experience in marketing and selling the Accelerate Pheno™ system, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle of our potential customers is unproven.

Moreover, we may use third-party distribution partners for certain geographic areas outside of the United States and Europe, and there is no guarantee that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell the Accelerate Pheno™ system effectively or may choose to favor marketing the products of our competitors. If distributors do not perform adequately, or if we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize our full potential for sales and growth in these areas.

If treatment guidelines for bacterial infections change, or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for our product candidates.

If treatment guidelines for bacterial infections change, or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA or other regulatory clearance for our product candidates. If treatment guidelines change so that different treatments become desirable, the Accelerate Pheno™ system may no longer provide the information sought by physicians, and we could be required to seek marketing authorization from the FDA or other regulatory clearance for a revised product.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the expenses we incur for research and development required to maintain and improve our technology, including the final development of the Accelerate Pheno™ system;

•	the expenses we incur in connection with the development, marketing authorization and regulatory clearance of the use of the Accelerate Pheno™ system to test on additional specimen types;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales and distribution expenses;

•	the costs incurred to build manufacturing capabilities;

•	the expenses to implement our sales strategy;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of the Accelerate Pheno™ system, as well as our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with the Accelerate Pheno™ system. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our cash levels.

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

The industry in which we compete is subject to rapid technological changes, and we face and expect to continue to face competition for our products. We may also face competition from non-medical device companies. Many of our competitors and potential competitors may have substantially greater research and development, financial, manufacturing, customer support, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do. Our competitors could develop technologies and methods that are more effective than our current and proposed technologies, including but not limited to the Accelerate Pheno™ system.

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

Assuming that we receive the applicable regulatory approvals, we plan to market and sell the Accelerate Pheno™ system in other countries outside of the United States. In order to market our products in certain foreign jurisdictions, we, or our distributors or partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical studies and commercial sales and distribution of our products. The approval procedure varies among countries and can involve additional testing. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all, which could harm our ability to expand into markets outside the United States. In addition, engaging in international business involves a number of other difficulties and risks, including:

•	required compliance with existing and changing foreign healthcare and other regulatory requirements and laws, such as those relating to patient privacy or handling of bio-hazardous waste;

•	required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•	export and import restrictions;

•	various reimbursement and insurance regimes;

•	laws and business practices favoring local companies;

•	longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•	foreign exchange controls;

•	fluctuations due to changes in foreign currency exchange rates;

•	difficulties and costs of staffing and managing foreign operations; and

•	impediments with protecting or procuring intellectual property rights.

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

We expect to continually expand our operations to support the commercialization of the Accelerate Pheno™ system and future products. We intend to continue to develop a targeted sales force in connection with our commercialization efforts in the United States and in other countries. Our growth has placed and will continue to place a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced.

We also plan to introduce additional test kits for use on the Accelerate Pheno™ system to enable its use with other sample types (e.g., respiratory samples, skin, soft tissue and urine), and plan to invest in the development of additional instruments, tests and other microbiology solutions. If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand, we may not be able to continue to grow or we may grow at a slower pace than expected.

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

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, insider trading, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

Risks related to our intellectual property

If we are unable to effectively protect our non-patented intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We own or exclusively license 15 issued U.S. patents and 12 pending U.S. patent applications, including provisional and non-provisional filings. We also own or exclusively license 25 pending or granted counterpart patent applications worldwide. We own 16 pending and registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. Uncertainty created by these questions means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

We cannot assure you that any of our currently pending or future patent applications will result in issued patents with claims that adequately cover our products and technologies in the United States or in other foreign countries, and we cannot predict how long it will take for such patents to be issued. Further, issuance of a patent is not conclusive as to its inventorship or scope, and there is no guarantee that our issued patents will include claims that are sufficiently broad to cover our technologies or to provide meaningful protection from our competitors. Further, we cannot be certain that all relevant prior art relating to our patents and patent applications has been identified. Accordingly, there may be prior art that can invalidate our issued patents or prevent a patent from issuing from a pending patent application, or will preclude our ability to obtain patent claims that have a scope broad enough to provide meaningful protection from our competitors.

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

Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our inventions, provide exclusivity for our products and technologies or prevent others from designing around our claims. Others may independently develop similar or alternative products and technologies or duplicate any of our products and technologies. These products and technologies may not be covered by claims of issued patents for which we are the right holder. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Third parties may infringe or misappropriate our intellectual property, including our existing patents and patent claims that may be allowed in the future. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. Further, we may not be able to prevent misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

If we file an infringement action against a third party, that party may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Such litigation and administrative proceedings could result in revocation of our patents or amendment of our patent claims such that they no longer cover our product candidates. They may also put our pending patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Enforcing our intellectual property rights through litigation is very expensive and time-consuming. Some of our competitors may be able to sustain the costs of litigation more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time and reduce employee productivity. Furthermore, because of the substantial amount of discovery required in connection with U.S. intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

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

In addition, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the earliest filing date for which a benefit is claimed. For this reason, and because publications in the scientific literature often lag behind actual discoveries, despite our best efforts we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Another party may have filed or may in the future file patent applications covering our products or technology similar to ours. Under the “first to invent” rules applicable to patents filed before March 2013, any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if the other party had independently arrived at the same or similar invention prior to our own invention, resulting in a loss of our U.S. patent position with respect to such inventions.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property in the performance of their work to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing an enforceable agreement with each party who in fact develops intellectual property that we regard as our own. Relevant assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

We currently conduct all of our research and development and product development activities in our existing facility in Tucson, Arizona. If this facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if our business is disrupted for any other reason, we may not be able to continue the development of future products or test our products as promptly as our potential customers expect, or possibly not at all, and we would have no other means of conducting such activities until we were able to restore such capabilities at the current facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities. Further, we may not be able to maintain our relationships with our licensees or customers.

The manufacture of components of the Accelerate Pheno™ system involves complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any manufacturing issues could require substantial time and resources. If we are unable to keep up with future demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue growth could be impaired and market acceptance of our product candidates could be adversely affected.

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

We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements. Our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno™ system. We may be unable to satisfy our forecasted demand from existing suppliers for our products, or we may be unable to find alternative suppliers for key product components or ancillary items at reasonably comparable prices. If this occurs, we may be unable to manufacture our products and/or meet our customers’ needs in a timely manner or at all.

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

In determining the required quantities of our products and our manufacturing schedule, we will need to make significant judgments and estimates regarding factors such as market trends and any seasonality with respect to our sales. Because of the inherent nature of estimates and our lack of experience marketing the Accelerate Pheno™ system, there could be significant differences between our estimates and the actual amounts of products that we require. This can result in shortages if we fail to anticipate demand, or excess inventory and write-offs if we order more than we need.

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

The manufacturing operations for the Accelerate Pheno™ system use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly to repair or replace and could require substantial lead time to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We have made and intend to make significant additional investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.

The Accelerate Pheno™ system integrates several of our component products, systems and processes. We have dedicated significant resources on research and development activities, and we intend to spend significantly more on research and development activities. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the Accelerate Pheno™ system, particularly with respect to its use for additional specimen types. There can be no assurance that we will be able to obtain marketing authorization from the FDA of the Accelerate Pheno™ system for its use with additional specimen types. There can also be no assurance that we will be able to develop additional types of tests and instruments in the future.

Risks related to government regulation

Legislative and Administrative Action May Have an Adverse Effect on Our Company

Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting further changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for hospitals and managed care organizations. Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. With growing pressures on government budgets due to the current economic downturn, government efforts to contain or reduce health care spending are likely to gain increasing emphasis. It is uncertain what impact the election of Donald Trump as President will have on health care spending in light of his campaign promise to repeal the Affordable Care Act. If enacted and implemented, any measures to restrict health care spending could result in decreased revenue from our products and decrease potential returns from our research and development initiatives. Furthermore, we may not be able to successfully neutralize any lobbying efforts against any initiatives we may have with governmental agencies.

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

•
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits knowingly and willfully (i) executing a scheme to defraud any health care benefit program, including private payers, or (ii) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program.

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

Maintaining adequate sales of our product may depend on the availability of adequate reimbursement to our customers from third-party payers, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs.

Maintaining and growing sales of our product, if approved, may depend in part on the availability of adequate reimbursement to our customers from third-party payers, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products generally bill various third-party payers to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products. We currently expect that all of our diagnostic tests will be performed in a hospital inpatient setting, where governmental payers, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patient’s diagnosis under a classification system known as the Medicare severity diagnosis-related groups (MS-DRGs) classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. As a result, our customers’ access to adequate payment by government and private insurance plans is central to the acceptance of our products. We may be unable to sell our products, if approved, on a profitable basis if third-party payers reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels.

Additionally, third-party payers are increasingly reducing reimbursement for medical products and services. In addition, the U.S. government, state legislatures, and foreign governments have and may continue to implement cost-containment measures and more restrictive policies, including price controls and restrictions on reimbursement. For example, the Budget Control Act of 2011 (the “Budget Control Act”) established a process to reduce federal budget deficits through an automatic “sequestration” process if deficit reductions targets are not otherwise reached. Under the terms of the Budget Control Act, sequestration imposes cuts to a wide range of federal programs, including Medicare, which is subject to a two percent cut. The Bipartisan Budget Act of 2013 extended the two percent sequestration cut for Medicare through fiscal year 2023, and a bill signed by President Obama on February 15, 2014 further extended this cut for an additional year, through fiscal year 2024. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a four percent sequester for the first six months and no sequester for the second six months, under the Protecting Access to Medicare Act of 2014.

While we cannot predict whether third-party reimbursement to our customers will be adequate, cost-containment measures and similar efforts by third-party payers, including government programs such as Medicare and Medicaid, could substantially impact the sales of our products and potentially limit our net revenue and results.

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

In recent years, other legislative, regulatory, and political changes aimed at regulating healthcare delivery in general and clinical laboratory tests in particular have been proposed and adopted in the United States. Reimbursement for the laboratory industry is under significant pressure. In January 2015, HHS announced a plan to shift the Medicare program and the healthcare system at large, toward paying providers based on quality, rather than the quantity of care provided to patients. On July 31, 2015, CMS issued a final rule addressing the IPPS for fiscal year 2016, which included penalties for readmissions and for hospitals in the worst performing quartile of the Hospital Acquired Condition Reduction Program. With respect to clinical laboratory tests, on April 1, 2014, President Obama signed into law the Protecting Access to Medicare Act of 2014 (“PAMA”), revamping Medicare’s clinical laboratory reimbursement system to tie Medicare payment rates to private market rates beginning in 2017. CMS then released a proposed rule on September 25, 2015, to implement such provisions of PAMA, requiring applicable clinical laboratories to report private payer reimbursement rates and volume data for tests on the clinical laboratory fee schedule. These measures can result in reduced prices, added costs, and decreased test utilization for our customers, although the full impact on our business of the ACA, changes to the IPPS, PAMA, and other applicable laws, regulations, and policies is uncertain.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect of any future legislation or regulation will have on our industry generally, our ability to successfully commercialize the Accelerate Pheno™ system, and our overall business operations. Changes in healthcare policy could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. For example, expansion in the government’s regulation of the United States healthcare system may result in decreased profits to us, lower reimbursements to our customers for laboratory testing or reduced medical procedure volumes.

The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of our products.

Our products, including the Accelerate Pheno™ system, are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require approval of a premarket approval application (“PMA”) or clearance of a 510(k) notification from the FDA prior to marketing. The FDA has committed to review most 510(k) decisions within 90 days, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and clearance is never assured. The PMA process is much more costly, lengthy and uncertain. The FDA has committed to review most PMAs within 180 days where an advisory panel is not required and within 320 days where an advisory panel is required, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and approval is never assured. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose, because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that the FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions.

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

Our manufacturing facility located in Tucson, Arizona, where we assemble and produce the Accelerate Pheno™ system, is subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, this facility is subject to Quality System Regulations (“QSR”) of the FDA and is subject to annual inspection and licensing by the State of Arizona. If we fail to maintain this facility in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. One factor contributing to volatility in the price of our common stock is the low trading volume currently prevailing in the market for our shares. Further, due to the concentration of the stock the sale of one individual shareholder may have a material impact on the price of the stock. The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2015, the sale price for our common stock ranged from $14.77 to $31.29 per share, and during the year ended December 31, 2016, the sale price for our common stock has ranged from $10.29 to $28.50. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The short interest in our common stock is high.

As of December 31, 2016, the number of shares shorted was high as compared to the number of shares in the public float. A high short interest can be a contributing factor to a highly volatile stock price.

The ownership of our common stock is highly concentrated.

As of December 31, 2016, our directors and executive officers, together with members of their immediate families, as a group, will beneficially own, in the aggregate, approximately 51% of our outstanding capital stock, including 28% held by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

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

We have primarily relied upon capital from the sale of our securities to fund our operations. Although we are beginning to commercialize the Accelerate Pheno™ system, there can be no assurance that our commercialization efforts will be successful or that we will not continue to incur operating losses. If capital requirements vary materially from those currently forecast by management, we may require additional capital sooner than expected. We may also require additional capital in the future to expand our product offerings, expand our sales and marketing infrastructure, increase our manufacturing capacity, fund our operations, and continue our research and development activities. Our future funding requirements will depend on many factors, including:

•	our ability to obtain marketing authorization from the FDA or clearance from the FDA to market our product candidates;

•	market acceptance of our product candidates, if cleared;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of our research and development activities;

•	the ability of healthcare providers to obtain coverage and adequate reimbursement by third-party payers for procedures using our products;

•	the cost and timing of marketing authorization or regulatory clearances;

•	the cost of goods associated with our product candidates;

•	the cost of customer disruptions due to supply disruptions;

•	the effect of competing technological and market developments; and

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

If we do not have, or are not able to obtain, sufficient funds, we may be required to delay additional product development or license to third parties the rights to commercialize our products or technologies that we would otherwise seek to commercialize ourselves. We also may have to reduce marketing, customer support or other resources devoted to our product candidates or cease operations. Any of these factors could harm our operating results.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located in Tucson, Arizona and we have other offices in Europe. As of December 2016 and 2015, we leased approximately 53,448 and 52,497 square feet of office, laboratory and manufacturing space, respectively. For the years ended December 31, 2016, and 2015 monthly rent and utilities averaged approximately $93,000 and $57,000 per month, respectively. The leases have a remaining term through 2018. See Item 8, Note 16, Commitments for additional details regarding the leases.

Item 3. Legal Proceedings

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, and is captioned as Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our Accelerate Pheno™ system and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. See Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal has been fully briefed and is pending. See Item 8, Note 18, Subsequent Events for an update on this lawsuit.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Market Information

The information in the following table sets forth the quarterly high and low sales price per share of our Common Stock, as reported by the NASDAQ Capital market, for the period from January 1, 2015 through December 31, 2016.

Common Stock Closing Price
Quarter Ended	High	Low
March 31, 2015	$26.66	$16.50
June 30, 2015	28.97	21.29
September 30, 2015	31.29	14.77
December 31, 2015	23.80	15.45
March 31, 2016	22.97	10.29
June 30, 2016	17.17	10.87
September 30, 2016	28.50	14.39
December 31, 2016	27.95	19.50

Performance Graph

The following Performance Graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index (XCMP) and the NASDAQ Biotechnology index (XNBI). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2011 and its relative performance is tracked through December 31, 2016. The Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	Dec-11	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16
Accelerate Diagnostics, Inc.	100.00	333.06	1,008.26	1,585.95	1,776.03	1,714.88
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
NASDAQ Biotechnology	100.00	132.29	219.56	295.10	329.83	259.41

* $100 invested on 12/31/2011 in stock or index, including reinvestment of dividends.

Holders

As of February 25, 2017, we had approximately 127 record owners of our Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2016:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights	Weighted average exercise price of available outstanding options, restricted stock, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	6,897,374	$7.67	2,585,669
Equity compensation plans not approved by security holders	—	—	—
Total	6,897,374	$7.67	2,585,669

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements for the years ended December 31, 2016, through 2013. The selected financial data for the twelve months period ended December 31, 2012, is derived from aggregated audited data for five months period ended December 31, 2012, and twelve months period ended July 31, 2012, as well as the unaudited data for the five month period ended December 31, 2011. The information below is not necessarily indicative of the results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in Item 8, Financial Statements and Supplementary Data in order to fully understand factors that may affect the comparability of the information presented below.

Selected Consolidated Financial Data (in thousands except per share data)
	12 months	12 months	12 months	12 months	12 months
	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
Operating revenues	$246	$147	$122	$48	$52
Net loss	(66,374)	(45,498)	(30,933)	(15,282)	(8,124)
Basic and diluted loss per share (1)	(1.29)	(1.01)	(0.71)	(0.41)	(0.44)
Cash dividends	—	—	—	—	—

	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
Total assets	$82,852	$139,324	$69,801	$43,431	$13,316
Long-term obligations	—	—	13	—	—

(1) Loss per share has been adjusted for the effects of the rights offering (see Item 8, Note 11, Rights Offering).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes our change in fiscal year, recent developments, the significant factors affecting our results of operations, capital resources and liquidity, off-balance sheet arrangements, contractual obligations, as well as discusses recent accounting pronouncements and our critical accounting policies and estimates. You should read the following discussion and analysis together with our financial statements, including the related notes, which are included in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See Item 1A, Risk Factors of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report.

Recent Developments

On February 23, 2017, the U.S. Food and Drug Administration granted Accelerate's de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit for identification and antibiotic susceptibility testing of pathogens directly from positive blood culture samples.

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2016, December 31, 2015 and December 31, 2014

During the year ended December 31, 2016, total revenues were $246,000 as compared to $147,000 during the year ended December 31, 2015, an increase of $99,000 or 67%. The increase was due to sales of Research Use Only Accelerate Pheno™ systems and related consumables in 2016.

During the year ended December 31, 2015, total revenues were $147,000 as compared to $122,000 during the year ended December 31, 2014, an increase of $25,000 or 20%. The increase was due to sales of Research Use Only Accelerate Pheno™ systems in 2015 which more than offsets declining royalty revenue on the legacy OptiChem product line.

Research and development expenses for the year ended December 31, 2016, were $28.2 million as compared to $26.0 million during the year ended December 31, 2015, an increase of $2.2 million or 8%. The increase was primarily the result of increasing employee headcount, clinical trial fees, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the years ended December 31, 2016, and 2015 of $1.6 million and $2.5 million, respectively, which decreased $894,000. We do not capitalize our inventory prior to FDA approval in accordance with U.S. GAAP, accordingly instruments and consumables charged to research and development were $4.6 million and $2.7 million for years ended December 31, 2016, and December 31, 2015, respectively.

Research and development expenses for the year ended December 31, 2015, were $26.0 million as compared to $19.5 million during the year ended December 31, 2014, an increase of $6.5 million or 33%. The increase was primarily the result of increasing employee headcount, pilot clinical trial fees, and increased purchases of laboratory and instrument engineering supplies to support research and development as well as pre-launch efforts. Research and development expenses include non-cash equity-based compensation for the years ended December 31, 2015, and 2014 of $2.5 million and $4.3 million, respectively, which decreased $1.8 million. We do not capitalize our inventory prior to FDA approval in accordance with U.S. GAAP, accordingly instruments charged to research and development were $2.7 million and $0 for years ended December 31, 2015, and December 31, 2014, respectively.

During the year ended December 31, 2016, sales, general and administrative expenses were $36.2 million as compared to $17.9 million during the year ended December 31, 2015, an increase of $18.3 million or 102%. The increase was primarily driven by salaries and related expenses as we ramp up our operations. Sales, general and administrative expenses include non-cash equity-based compensation for the years ended December 31, 2016, and 2015 of $7.2 million and $5.9 million, respectively, which increased $1.3 million. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP at which time we believe the costs will be recoverable and, therefore, sales, general and administrative expenses include performance verification program, demonstration instruments and consumables as expense totaling $4.1 million and $804,000 for years ended December 31, 2016, and December 31, 2015, respectively.

During the year ended December 31, 2015, sales, general and administrative expenses were $17.9 million as compared to $10.7 million during the year ended December 31, 2014, an increase of $7.2 million or 67%. The increase was primarily driven by salaries and related expenses as we ramp up our operations. Sales, general and administrative expenses include non-cash equity-based compensation for the years ended December 31, 2015, and 2014 of $5.9 million and $5.3 million, respectively, which increased $619,000. We do not capitalize our internally developed instruments prior to FDA approval in accordance with U.S. GAAP at which time we believe the costs will be recoverable and, therefore, sales, general and administrative expenses include demonstration instruments as expense totaling $804,000 and $0 for years ended December 31, 2015, and December 31, 2014, respectively.

During the year ended December 31, 2016, amortization was $11,000 as compared to $10,000 during the year ended December 31, 2015, an increase of $1,000 or 10%.

During the year ended December 31, 2015, amortization was $10,000 as compared to $71,000 during the year ended December 31, 2014, a decrease of $61,000 or 86%. This decrease is the result of patents that became fully amortized during the year.

Depreciation for the year ended December 31, 2016, was $2.3 million as compared to $1.8 million during the year ended December 31, 2015, an increase of $558,000 or 31%. The increased depreciation was the result of purchases of equipment to support the Company’s facility laboratory, manufacturing and administrative space.

Depreciation for the year ended December 31, 2015, was $1.8 million as compared to $817,000 during the year ended December 31, 2014, an increase of $965,000 or 118%. The increased depreciation was the result of purchases of equipment for the Company’s then new Tucson facility laboratory, manufacturing and administrative space.

No impairment of intangibles was incurred for the years ended December 31, 2016, or December 31, 2015. Management routinely reviews intangible assets.

Impairment of intangibles for the year ended December 31, 2015, was $0 compared to $3,000 for the year ended December 31, 2014, a decrease of $3,000 or 100%. Management routinely reviews intangible assets. As a result, certain capitalized intellectual property amounts carried on our balance sheet were determined to be no longer recoverable and we abandoned our plan to pursue marketability resulting in the impairment charge.

As a result of the above factors, loss from operations for the year ended December 31, 2016, was $66.5 million as compared to the loss of $45.5 million during the year ended December 31, 2015, an increase in loss from operations of $21.0 million or 46% which includes an increase of $387,000 in non-cash equity-based compensation expenses. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

As a result of the above factors, loss from operations for the year ended December 31, 2015, was $45.5 million as compared to the loss of $31.0 million during the year ended December 31, 2014, an increase in loss from operations of $14.5 million or 47% which includes a decrease of $1.2 million in non-cash equity-based compensation expenses. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

Other non-operating activity during the year ended December 31, 2016, was $394,000 as compared to $51,000 during the year ended December 31, 2015, an increase of $343,000 or 673%. This change was due to increased investment income.

Other non-operating activity during the year ended December 31, 2015, was $51,000 as compared to $57,000 during the year ended December 31, 2014, a decrease of $6,000 or 11%.

Provision from income taxes during the year ended December 31, 2016, was $267,000, and was the result of taxable income incurred by foreign subsidiaries. The Company did not incur any provision or benefit from income taxes during the years ending December 31, 2015, and 2014.

As a result of these factors, net loss for the year ended December 31, 2016, was $66.4 million as compared to a net loss of $45.5 million during the year ended December 31, 2015, an increase in net loss of $20.9 million or 46%.

As a result of these factors, net loss for the year ended December 31, 2015, was $45.5 million as compared to a net loss of $30.9 million during the year ended December 31, 2014, an increase in net loss of $14.6 million or 47%.

Unrealized loss on available-for-sale investments for the year ended December 31, 2016, was $64,000 as compared to a loss of $20,000 during the year ended December 31, 2015. Unrealized loss on foreign currency translation adjustment for the year ended December 31, 2016, was $128,000 as compared to an unrealized gain of $1,000 during the year ended December 31, 2015. The resulting comprehensive losses were $66.6 million and $45.5 million for the years ended December 31, 2016, and December 31, 2015, respectively.

Unrealized loss on available-for-sale investments for the year ended December 31, 2015, was $20,000 as compared to a loss of $15,000 during the year ended December 31, 2014. The resulting comprehensive losses were $45.5 million and $30.9 million for the years ended December 31, 2015, and December 31, 2014, respectively.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock. As of December 31, 2016, the Company had $77.8 million in cash and cash equivalents and available-for-sale securities, a decrease of $54.6 million from $132.4 million at December 31, 2015. The primary reason for the change in these assets was the funding of operational losses.

The Company is subject to Lease Agreements. The future minimum lease payments under the Lease Agreements are included in Item 8, Note 16, Commitments.

As of December 31, 2016, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31, 2016, 2015 and 2014 (in thousands):

Cash Flow Summary (in thousands)
	12/31/2016	12/31/2015	12/31/2014
Net cash used in operating activities	$(53,408)	$(35,126)	$(18,785)
Net cash used in investing activities	(49,568)	(2,675)	(3,372)
Net cash provided by financing activities	1,762	104,823	45,691

The net cash used in operating activities was $53.4 million, $35.1 million and $18.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. These losses are the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

The net cash used in investing activities was $49.6 million, $2.7 million and $3.4 million during the years ended December 31, 2016, 2015 and 2014, respectively, and was primarily comprised of purchases of available-for-sale investments, offset by sales and maturities of available-for-sale investments.

The net cash provided by financing activities was $1.8 million during the year ended December 31, 2016. This is primarily comprised of proceeds received from the recovery of related party short swing profits and exercised options and warrants; which were partially offset by stock issuance costs paid in the period for the prior year issuance of common stock. The net cash provided by financing activities was $104.8 million during the year ended December 31, 2015, which included the successful completion of the underwritten public offering in December, 2015, that resulted in net proceeds of $103.4 million. Further information regarding this is described in Item 8, Note 10, Public Offering. The net cash provided by financing activities was $45.7 million during the year ended December 31, 2014, which included a rights offering which raised a net of $44.9 million after associated costs. Further information regarding this is described in Item 8, Note 11, Rights Offering.

Our primary use of capital has been for the continued development and investment in commercialization readiness of the Accelerate Pheno™ system. We believe our capital requirements will continue to be met with our existing cash balance and those provided under grants, exercises of warrants and stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Item 8, Note 16, Commitments that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Item 2. Properties and Item 8, Note 16, Commitments. The operating and capital lease obligations associated with Lease Agreements over the next five years are (in thousands):

Contractual Obligations (in thousands)
	Total	2017	2018	2019	2020	2021
Operating Lease Obligations	$1,083	$1,004	$79	$—	$—	$—
Total	$1,083	$1,004	$79	$—	$—	$—

Recent Accounting Pronouncements

A discussion relating to recent accounting pronouncements can be found in Item 8, Note 2, Summary of Significant Accounting Policies.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2016, and 2015, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax assets. See Item 8, Note 15, Income Taxes for additional information.

Equity-Based Compensation

We account for equity-based compensation in accordance with FASB ASC 718. Equity-based compensation is measured at the grant date based on the estimated fair value of the award and is recognized over the requisite service period.

In determining the fair value of the award, we use the Black-Scholes option pricing model. This model requires the input of subjective assumptions which are further discussed in Item 8, Note 2, Summary of Significant Accounting Policies and Item 8, Note 14, Employee and Consultant Equity-Based Compensation. Once estimated, the Black-Scholes assumptions remain fixed throughout the requisite service period for employee grants. For unvested consultant grants, the assumptions are updated at the end of each reporting period until the grant is vested. Changes in the inputs can materially affect the estimate of the fair value.

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

Inventory

The Company currently purchases and produces inventory prior to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval. We do not believe probable future economic benefit can be asserted prior to the de novo request being granted by the U.S. FDA unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable ("Regulatory Approval"). Accordingly, the Company does not capitalize pre-launch inventory prior to Regulatory Approval and future economic benefit can be asserted. Costs associated with the Company’s purchase of inventory are either reported as research and development costs, or if the inventory is used in marketing evaluations, as sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Item 7A. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $398,000 for the year ended December 31, 2016, and $44,000 for the year ended December 31, 2015. The increase in interest rate risk is due to the increase in available-for-sale investments carried as of December 31, 2016, from December 31, 2015.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. Further information regarding our investments is included in Item 8, Note 5, Investments.

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016, and 2015

Statements of Operations and Comprehensive Loss for the years ended December 31, 2016, 2015 and 2014

Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Statements of Cash Flow for the years ended December 31, 2016, 2015 and 2014

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Accelerate Diagnostics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. and subsidiaries as of December 31, 2016, and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accelerate Diagnostics, Inc. and subsidiaries at December 31, 2016, and 2015 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Accelerate Diagnostics, Inc.’s and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Accelerate Diagnostics, Inc. and Subsidiaries

We have audited Accelerate Diagnostics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Accelerate Diagnostics, Inc.’s and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Accelerate Diagnostics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Accelerate Diagnostics, Inc. and subsidiaries as of December 31, 2016, and 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Accelerate Diagnostics, Inc. and subsidiaries and our report dated February 27, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 27, 2017

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	12/31/2016	12/31/2015
ASSETS
Current assets:
Cash and cash equivalents	$19,244	$120,585
Investments	58,519	11,839
Trade accounts receivable	34	77
Prepaid expenses	468	1,638
Other current assets	183	12
Total current assets	78,448	134,151
Property and equipment, net	4,258	5,016
Intellectual property, net	146	157
Total assets	$82,852	$139,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$992	$2,623
Accrued liabilities	3,009	2,543
Deferred revenue and income	35	127
Capital lease obligations	—	13
Total current liabilities	4,036	5,306
Long-term deferred income	1,000	1,000
Total liabilities	5,036	6,306

Commitments and contingencies see Note 16, Commitments	—	—

Stockholders' equity:
Common stock, $0.001 par value;
75,000,000 common shares authorized with 51,516,309 shares issued and outstanding on December 31, 2016 and 55,000,000 authorized with 51,191,184 shares issued and outstanding on December 31, 2015	52	51
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of December 31, 2016 and December 31, 2015	—	—
Contributed capital	255,257	243,894
Accumulated deficit	(177,289)	(110,915)
Accumulated other comprehensive loss	(204)	(12)
Total stockholders' equity	77,816	133,018
Total liabilities and stockholders' equity	$82,852	$139,324
See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenues:
Product revenue	$163	$76	$—
Licensing and royalty revenues	83	71	122
Total revenues	246	147	122

Costs and expenses:
Research and development	28,196	26,022	19,526
Sales, general and administrative	36,200	17,882	10,695
Amortization	11	10	71
Depreciation	2,340	1,782	817
Impairment of intangibles		—	3
Total costs and expenses	66,747	45,696	31,112

Loss from operations	(66,501)	(45,549)	(30,990)

Interest expense and other	(23)	(4)	(7)
Interest and dividend income	494	74	64
Foreign currency exchange loss	(77)	(19)	—
Total other income	394	51	57

Net loss before income taxes	(66,107)	(45,498)	(30,933)
Provision from income taxes	(267)	—	—
Net loss	$(66,374)	$(45,498)	$(30,933)

Basic and diluted net loss per share	$(1.29)	$(1.01)	$(0.71)
Weighted average shares outstanding	51,276	44,998	43,626

Other comprehensive loss:
Net loss	$(66,374)	$(45,498)	$(30,933)
Net unrealized loss on available-for-sale investments	(64)	(20)	(15)
Foreign currency translation adjustment	(128)	1	—
Comprehensive loss	$(66,566)	$(45,517)	$(30,948)

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, January 1, 2014	41,650	$42	$75,937	$(34,484)	$22	$41,517
Net loss	—	—	—	(30,933)	—	(30,933)
Issuance of common stock	2,678	3	44,872	—	—	44,875
Exercise of options	312	—	923	—	—	923
Unrealized loss on available-for-sale securities	—	—	—	—	(15)	(15)
Equity-based compensation	—	—	9,624	—	—	9,624
Balances, December 31, 2014	44,640	45	131,356	(65,417)	7	65,991
Net loss	—	—	—	(45,498)	—	(45,498)
Issuance of common stock	6,426	6	103,345	—	—	103,351
Exercise of options	125	—	805	—	—	805
Unrealized loss on available-for-sale securities	—	—	—	—	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	1	1
Equity-based compensation	—	—	8,388	—	—	8,388
Balances, December 31, 2015	51,191	51	243,894	(110,915)	(12)	133,018
Net loss	—			(66,374)	—	(66,374)
Exercise of options and warrants	314	1	1,496	—	—	1,497
Issuance of common stock under employee purchase plan	11	—	226	—	—	226
Short swing profits (net of costs)	—	—	866	—	—	866
Unrealized loss on available-for-sale securities	—	—	—	—	(64)	(64)
Foreign currency translation adjustment	—	—	—	—	(128)	(128)
Equity-based compensation	—	—	8,775	—	—	8,775
Balances, December 31, 2016	51,516	52	255,257	(177,289)	(204)	77,816

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(66,374)	$(45,498)	$(30,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,340	1,782	817
Amortization of intangible assets	11	10	71
Amortization of investment discount	374	188	269
Equity-based compensation	8,775	8,388	9,624
Impairment loss	—	—	3
Realized gain on available-for-sale securities	(6)	—	—
Loss on disposal of property & equipment	23	—	—
(Increase) decrease in assets:
Accounts receivable	43	1	(54)
Prepaid expense and other	1,292	(1,241)	(166)
Other current assets	(171)	(12)	—
Increase (decrease) in liabilities:
Accounts payable	(1,242)	329	1,336
Accrued liabilities	1,619	827	80
Deferred revenue and income	(92)	100	168
Net cash used in operating activities	(53,408)	(35,126)	(18,785)
Cash flows from investing activities:
Purchases of equipment	(2,409)	(3,656)	(1,933)
Purchase of available-for-sale securities	(74,075)	(12,418)	(7,657)
Sales of available-for-sale securities	9,716	141	861
Maturity of available-for-sale securities	17,200	13,258	5,357
Net cash used in investing activities	(49,568)	(2,675)	(3,372)
Cash flows from financing activities:
Exercise of warrants and options	1,497	805	923
Common stock issuance cost	(814)	—	—
Issuance of common stock and warrants	226	104,165	44,875
Recovery of related party short-swing profits	866	—	—
Payments on capital lease obligations	(13)	(147)	(107)
Net cash provided by financing activities	1,762	104,823	45,691

Effect of exchange rate on cash	(127)	—	—

Increase (decrease) in cash and cash equivalents	(101,341)	67,022	23,534
Cash and cash equivalents, beginning of period	120,585	53,563	30,029
Cash and cash equivalents, end of period	$19,244	$120,585	$53,563

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances. During the fiscal year ending December 31, 2016, new entities were formed based in Europe.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders' equity or cash flows.

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

See Note 4, Fair Value of Financial Instruments for further information and related disclosures regarding the Company’s fair value measurements.

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

Investments

The Company invests excess funds in various investments which are primarily held in the custody of major financial institutions. Investments consist of debt securities in U.S. government and agency securities, corporate debt securities, certificates of deposit, and commercial paper. Management classifies its investments as available-for-sale investments and records these investments in the consolidated balance sheet at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

Inventory

The Company currently purchases and produces inventory prior to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval. We do not believe probable future economic benefit can be asserted prior to the de novo request being granted by the U.S. FDA unless the regulatory review process has progressed to a point that objective and persuasive evidence of regulatory approval is sufficiently probable ("Regulatory Approval"). Accordingly, the Company does not capitalize pre-launch inventory prior to Regulatory Approval and future economic benefit can be asserted. Costs associated with the Company’s purchase of inventory are either reported as research and development costs, or if the inventory is used in marketing evaluations, as sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Accounts Receivable Allowances

Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for a particular accounts receivable. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for allowances on a specific account basis.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from one to seven years. Leasehold improvements are depreciated over the remaining life of the lease or the life of the asset, whichever is less. See Note 6, Property and Equipment below.

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

Warranty Reserve

A limited warranty of a year or less is covered under selected contracts. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. We periodically assess the adequacy of the warranty reserve and adjust the amount as necessary. The expense incurred for these provisions is included in sales, general and administrative on the consolidated statements of operations and comprehensive loss.

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

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment.

We also provide instruments to customers under bundled rental agreements. Under these agreements, we install the instrument in the customer's facility and provide service and training without a fee. The customer agrees to purchase consumable products at a stated price over the term of the agreement which varies but is under seven years. Contracts sometimes have renewal clauses but such clauses do not provide for a bargain renewal option or penalize the customer if they don't renew. The instrument remains our property throughout the term of the agreement and there is no transfer of title upon expiration. Revenue is recognized as consumable products are shipped or delivered, depending on contract terms.

Deferred revenue represents amounts received but not yet earned under existing agreements.

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

Operating lease rent is recorded as an operating expense monthly. For capital leases, both an asset and liability are recorded at the inception of the lease based on the present value of lease payments. The asset is included with property and equipment on the Balance Sheet and amortization is recorded on a straight-line basis over the term of the lease with the amortization expense included with depreciation on the Statements of Operations and Comprehensive Loss. For the liability, the amount due within the next year is recorded as capital lease obligations and the amount due in more than a year is recorded as long-term capital lease obligation on the Balance Sheet. Interest expense is recorded based on the implicit or explicit interest rate used in the lease and is included as non-

operating interest expense on the Statements of Operations and Comprehensive Loss.

Equity-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method). For unvested consultant grants, the assumptions are updated at the end of each reporting period until the grant is vested. The Company estimates the fair value of stock option awards, including modifications of stock option awards, using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield.

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

•	Risk-free interest rate: The risk-free interest rate is based on published U.S. Treasury rates for a term commensurate with the expected term.

•	Dividend yield: The dividend yield is estimated as zero as the Company has not paid dividends in the past and does not have any plans to pay any dividends in the foreseeable future.

The Company estimates the forfeiture rate of unvested awards based on the forfeitures in the previous twelve-month period. The rate is calculated separately for awards to the board of directors/executives and all other awards.

The Company also has an employee stock purchase program whereby eligible employees can elect payroll deductions that are subsequently used to purchase common stock at a discounted price. There is no compensation recorded for this program as (i) the purchase discount does not exceed the issuance costs that would have been incurred to raise a significant amount of capital by a public offering, (ii) substantially all employees that meet limited employment qualifications may participate on an equitable basis, and (iii) the plan doesn't incorporate option features that would require compensation to be recorded.

See Note 14, Employee and Consultant Equity-Based Compensation for further information.

Income Taxes and Deferred Tax Assets

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

The Company follows the provisions of ASC 740, Income Taxes, to account for any uncertainty in income taxes with respect to the accounting for all tax positions taken (or expected to be taken) on any income tax return. This guidance applies to all open tax periods in all tax jurisdictions in which the Company is required to file an income tax return. Under U.S. GAAP, in order to recognize an uncertain tax benefit the taxpayer must be more likely than not certain of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon resolution of the position. Interest and penalties, if any, would be recorded as tax expense in general and administrative expenses.

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

The Company has assets and liabilities, including receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in interest expense and other, within the consolidated statement of operations and comprehensive loss.

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

See Note 13, Earnings Per Share for further information.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an “incurred loss” methodology is used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities will be recorded in the current period net income. The amendment will be effective for us on January 1, 2020, with early adoption permitted. We do not anticipate this guidance will have a significant impact on our financial statements and plan to adopt on the effective date.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. This guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We will implement this guidance on January 1, 2017, effective date and have elected to account for forfeitures as they occur.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This replaces the existing standards relating to leases for both lessees and lessors. For lessees, the new standard requires most leases to be recorded on the balance sheet with expenses recognized much like the existing standard. For lessors, the new standard modifies the classification criteria and accounting for sales-type and direct financing leases and eliminates leveraged leases. For both lessees and lessors, the standard eliminates real estate-specific provisions, changes some of the presentation and disclosure requirements, and changes sale and leaseback criteria. The ASU is required for us on January 1, 2019, with early adoption permitted. We are currently assessing the impact this will have on our consolidated financial statements and the timing of adoption.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes-Balance Sheet Classification of Deferred Taxes. The new standard required that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position rather than separating these amounts between current and noncurrent amounts. The deferred tax liabilities and assets continue to be offset and presented as a single amount. The ASU was required for us on January 1, 2017, and we adopted this standard retrospectively for the period ended December 31, 2015. There was no significant impact on our consolidated financial statements as a result of adopting this ASU.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard required management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management is also required to evaluate and disclose whether its plans alleviate that doubt. The new standard became effective for us on January 1, 2016 and the adoption did not have an impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which deferred the effective date resulting in a new effective date of January 1, 2018, for us. We are permitted to adopt early but not before the original effective date of January 1, 2017. FASB has issued several other ASU's which provide further guidance on Topic 606 and have the same effective date. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We will implement ASU 2014-09 and all relevant subsequently issued ASU's on Topic 606 concurrently on January 1, 2018, and are currently evaluating the transitions method. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. As no material revenues have been recognized to date, we do not anticipate the adoption of this standard to have a material effect.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company’s main financial institution for banking operations held 57% and 100% of the Company’s cash and cash equivalents as of December 31, 2016, and December 31, 2015, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At December 31, 2016, and 2015, 29% and 66%, respectively, of the outstanding receivable balance was with one customer.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31, 2016, and 2015 (see Note 2, Summary of Significant Accounting Policies for further information):

	December 31, 2016
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,970	$—	$—	$10,970
Investments:
Certificates of deposit	—	7,257	—	7,257
US Treasury securities	8,544	—	—	8,544
US Agency securities	—	4,501	—	4,501
Asset-backed securities	—	5,557	—	5,557
Corporate notes and bonds	—	32,660	—	32,660
Total investments	8,544	49,975	—	58,519
Total assets measured at fair value	$19,514	$49,975	$—	$69,489

	December 31, 2015
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,221	$—	$—	$5,221
Investments:
Asset-backed securities	—	2,507	—	2,507
Corporate notes and bonds	—	9,332	—	9,332
Total investments	—	11,839	—	11,839
Total assets measured at fair value	$5,221	$11,839	$—	$17,060

Money market funds are included in cash and cash equivalents on the consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the year ended December 31, 2016.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at December 31, 2016, and 2015 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2016
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$7,257	$—	$—	$7,257
US Treasury securities	8,553	1	(10)	8,544
US Agency securities	4,514	—	(13)	4,501
Asset-backed securities	5,554	3	—	5,557
Corporate notes and bonds	32,717	3	(60)	32,660
Total	$58,595	$7	$(83)	$58,519

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2015
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$2,510	$—	$(3)	$2,507
Corporate notes and bonds	9,341	1	(10)	9,332
Total	$11,851	$1	$(13)	$11,839

The following table summarizes the maturities of the Company’s available-for-sale securities at December 31, 2016, and 2015 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	At December 31, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$45,391	$45,344	$11,851	$11,839
Due in 1-5 years	13,204	13,175	—	—
Total	$58,595	$58,519	$11,851	$11,839

Proceeds from sales of marketable securities (including principal paydowns) for the years ended December 31, 2016, and 2015, were $9.7 million and $141,000, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were $6,000 of realized gains from sales of marketable securities the year ended December 31, 2016, and no gross realized gains or losses from sales of marketable securities for year ended December 31, 2015. The gross proceeds associated with the realized gains for the year ended December 31, 2016 were $7.2 million. No material balances were reclassified out of accumulated other comprehensive income for the years ended December 31, 2016, and 2015.

No other-than-temporary impairments are recorded as no investments had a fair value that remained less than its cost for more than twelve months as of December 31, 2016, and 2015. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Item 8, Note 4, Fair Value of Financial Instruments.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31, 2016, and 2015 (in thousands).

PROPERTY AND EQUIPMENT
(in thousands)
	12/31/2016	12/31/2015
Computer equipment	$2,270	$1,877
Technical equipment	2,427	1,806
Facilities	3,387	1,772
Capital projects in progress	1,010	2,183
Total property and equipment	$9,094	$7,638
Accumulated depreciation - other	(4,836)	(2,622)
Net property and equipment	$4,258	$5,016

Depreciation expense (which includes amortization of capital lease assets) for the years ended December 31, 2016, 2015 and 2014, was $2.3 million, $1.8 million and $817,000, respectively.

NOTE 7. LICENSE AGREEMENTS AND GRANTS

Defense Medical Research and Development Program

In May 2012, the Company and Denver Health were notified that the Defense Medical Research and Development Program (“DMRDP”) recommended $2.0 million of funding for a proposed 35-month project. The joint proposal became the sole recipient under the Military Infectious Diseases Applied Research Award program for rapid detection of serious antibiotic-resistant infections. The project applied the Accelerate Pheno™ system to wound infections and other serious infections secondary to trauma. The Company has invoiced a cumulative total of $612,000 under this grant which is recorded as an offset to research and development expenses. The amount invoiced for the years ended December 31, 2016, 2015, 2014 was $54,000, $179,000, $221,000, respectively. The period of performance for this grant was complete as of September 30, 2016.

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The Company completed the first subaward agreement with Denver Health for services provided as part of this grant on January 31, 2016. A second subaward was obtained which continued the period of performance through January 31, 2017. The cumulative award amount under these subawards is $818,000. The amounts invoiced for the years ended December 31, 2016, 2015 and 2014, were $74,000, $483,000 and $0, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of December 31, 2016, the Company has collected all of the $1.0 million in milestones. The full amount is recorded in long-term deferred income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire in January 2018, we will recognize the grant as an offset to expense. Further details are included in Note 8, Deferred Revenue and Income.

Arizona R&D Refundable Tax Credit Program

The Company has applied for and met the program requirements to receive a “Certificate of Qualification” from the Arizona Commerce Authority (“Authority”) which allows the Company to be eligible for a partial refund of research and development investments ("Arizona R&D Refundable Tax Credit Program"). The amounts collected under this program are recorded as an offset to research and development expenses, and for the years ended December 31, 2016, 2015 and 2014, were $1.2 million, $647,000 and $527,000, respectively. If the amount received for this program is later determined to be incorrect or invalid, the excess may need to be repaid.

NOTE 8. DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of December 31, 2016, and 2015 follows (in thousands):

Deferred Revenue and Income
(in thousands)
	12/31/2016	12/31/2015
Fisher agreement	$—	$13
Products not yet delivered	35	114
Total current deferred revenue and income	$35	$127

Arizona Commerce Authority grant	$1,000	$1,000
Total long-term deferred income	$1,000	$1,000

Through December 31, 2016, we received $1.0 million in milestone payments from the Arizona Commerce Authority under the Grant Agreement described in Note 7, License Agreements and Grants. As of December 31, 2016, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in January 2018.

The deferred income of $114,000 for products not yet delivered as of December 31, 2015, was recognized as product revenue for the year ended December 31, 2016.

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

In March 2013, Abeja exercised in full its warrant to purchase 7.0 million shares of Common Stock at an exercise price of $1.03 per share. On the same date, Abeja also exercised the 92% of its warrant to purchase an additional 7.0 million shares of Common Stock at an exercise price of $2.00 per share (Abeja exercised such warrant for 6.4 million shares, leaving 571,160 shares unexercised on that date). The Company received aggregate funds of $20.1 million in connection with such exercises. Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity.

In September and October 2016, warrants to purchase 155,289 shares were exercised at an exercise price of $2.00 leaving 415,871 warrants for shares unexercised at December 31, 2016. The Company received funds totaling $311,000 in connection with these exercises which are recorded as common stock and contributed capital in the Consolidated Balance Sheet.

NOTE 10. PUBLIC OFFERING

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

Affiliates, including entities affiliated with one of Company's directors, Jack Schuler, and which together are our largest stockholders, purchased 2.9 million of the offered shares at the public offering price of $17.00 per share. These shares were subject to lock-up agreements for a period of 90 days starting December 9, 2015. In general, the lock-up agreement, with limited exceptions, requires J.P. Morgan Securities LLC's prior written approval for the sale

(directly or indirectly) of AXDX common stock. This includes various types of sales or offers to sell. The underwriters did not receive any underwriting discount or commissions on the sale of 2.4 million shares to such affiliates.

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

NOTE 11. RIGHTS OFFERING

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

Because the exercise price of the rights offering of $16.80 was less than the fair value of the Company’s shares of Common Stock at the expiration of the offering, there is a bonus element that is treated similar to a stock dividend. The weighted average shares outstanding, as well as the basic and diluted loss per share for the year ended December 31, 2013, has been revised for those effects.

NOTE 12. RELATED PARTY TRANSACTION

In June 2016, the Company recorded a net amount of $866,000 related to the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the consolidated balance sheet.

NOTE 13. EARNINGS PER SHARE

The financial statements show basic earnings (loss) per share.

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stocks and options to purchase our Common Stock to be antidilutive. As of December 31, 2016, 2015 and 2014, there were Common Stock options, restricted stocks and warrants exercisable for 7,313,245, 6,778,580 and 6,174,886 shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 14. EMPLOYEE AND CONSULTANT EQUITY-BASED COMPENSATION

The Company has three stock option equity-based compensation plans, which are discussed below:

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan (the “Non-Qualified Plan”) was a stockholder-approved plan that provided for stock option grants to independent contractors, technical advisors and directors of the Company. The exercise price of each option, which has a maximum 10 year life, was established by the Company's Compensation Committee on the date of grant.

As of December 31, 2016, there were 273,900 options exercised under the Non-Qualified Plan and 6,100 that remain outstanding. The Non-Qualified Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

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

As of December 31, 2016, there were 428,907 options exercised under the 2004 Omnibus Stock Option Plan and 3,511,093 that remain outstanding. The 2004 Omnibus Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

2012 Omnibus Equity Incentive Plan

In December 2012, the Company’s stockholders approved the Company’s 2012 Omnibus Equity Incentive Plan to replace all prior plans ("Prior Plans"). The Prior Plans remain in effect until all awards granted under those plans have been exercised, forfeited, canceled, expired or otherwise terminated.

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

Stock options granted under this plan typically vest either (i) one year after grant date, (ii) monthly over a one year period, (iii) annually over a five year period, or (iv) 40% two years after grant date and the remaining 60% monthly over the next three years. The maximum term is ten years.

As of December 31, 2016, there were 200,557 options exercised under the 2012 Omnibus Equity Incentive Plan and 3,380,181 that remain outstanding, leaving 2,096,762 available for grant.

In December 2015, the Board of Directors voted to restrict new grants under the 2012 Omnibus Equity Incentive Plan to 200,000 shares until such time as the Company’s total available shares are increased. The Company's total available shares were increased in March 2016 terminating the restriction of new grants.

Combined Stock Option Plans

The following table summarizes option activity under all plans during the years ending December 31, 2016, and

December 31, 2015 and shows the exercisable shares as of December 31, 2016:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2015	5,628,726	$5.20
Granted	717,833	20.59
Forfeited	(54,505)	11.71
Exercised	(124,884)	6.44
Expired	—	—
Options Outstanding December 31, 2015	6,167,170	6.91
Granted	1,024,050	14.05
Forfeited	(147,663)	18.43
Exercised	(158,743)	7.47
Expired	(27,690)	4.87
Options Outstanding December 31, 2016	6,857,124	7.72
Exercisable December 31, 2016	4,566,005	4.94

The cash received from the exercise of options during the year ending December 31, 2016, was $1.2 million and the tax benefit realized was $0 for the same period. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $2.2 million, $2.0 million and $3.8 million for the years ending December 31, 2016, 2015 and 2014, respectively.

The total fair value of shares vesting during the period was $6.6 million, $7.3 million, and $3.8 million for the years ending December 31, 2016, 2015 and 2014, respectively.

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

Black-Scholes Assumptions for Option Granted
	12 months	12 months	12 months
	12/31/2016	12/31/2015	12/31/2014
Expected term (in years)	6.43	6.26	6.25
Volatility	86%	91%	96%
Expected dividends	—	—	—
Risk free interest rates	1.6%	1.7%	1.9%
Estimated forfeitures	8.5%	5.6%	0.4%
Weighted average fair value	$10.35	$16.69	$12.63

In general, option awards have a requisite service period and unvested options are forfeited upon employee or consultant termination. The Company estimates a forfeiture rate which is applied to outstanding options to determine options expected to be forfeited with the remaining outstanding options being those expected to vest. Further information regarding the forfeiture rate calculation is included in Note 2, Summary of Significant Accounting Policies. The following table shows summary information for outstanding options, options that are exercisable (vested) and outstanding options that are either vested or expected to vest as of December 31, 2016:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable	Options Vested and Expected to Vest
Number of options	6,857,124	4,566,005	6,711,021
Weighted average remaining contractual term (in years)	6.57	5.83	6.52
Weighted average exercise price	$7.72	$4.94	$7.55
Weighted average fair value	$5.95	$3.72	$5.82
Aggregate intrinsic value (in millions)	$82.0	$70.4	$81.6

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $20.75 on the last trading day of 2016 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair market value of the Company’s stock.

In December 2015, in connection with the Company's public offering, we modified the stock options of three of our executive officers to restrict the ability to exercise until such time as additional available unissued shares have been authorized.  Such authorization was obtained from a majority of our shareholders as of December 31, 2015, and was filed with the State of Delaware in March 2016. There was an immaterial amount of incremental compensation associated with this modification.

The following table summarizes restricted stock unit activity during the years ending December 31, 2016, and December 31, 2015:

Restricted Stock Unit (RSU) Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSU's outstanding January 1, 2015	—	—
Granted	40,250	20.91
Forfeited	—	—
Vested/released	—	—
RSU's outstanding December 31, 2015	40,250	20.91
Granted	—	—
Forfeited	—	—
Vested/released	—	—
RSU's outstanding December 31, 2016	40,250	20.91

The expense and tax benefits recognized on Company’s Statements of Operations and Comprehensive Loss related to options is summarized below (in thousands):

Equity-Based Compensation Expenses and Tax Benefit (in thousands)
	12 months	12 months	12 months
	12/31/2016	12/31/2015	12/31/2014
Research and development	$1,585	$2,479	$4,334
Sales, general and administrative	7,190	5,909	5,290
Equity-based compensation expense	8,775	8,388	9,624
Recognized tax benefit	$—	$—	$—

As of December 31, 2016, unrecognized equity-based compensation cost related to unvested stock options and unvested restricted stock was $10.3 million. This is expected to be recognized over the years 2017 through 2021.

Employee Stock Purchase Plan

In May 2016, the Company's stockholders approved the Company's 2016 Employee Stock Purchase Plan ("ESPP") which permits eligible employees to purchase common stock at a discount through payroll deductions.

Eligible employees include employees of the Company and subsidiaries as designated by the Compensation Committee of the Board ("Committee") who (i) are employed more than twenty hours per week and (ii) are not owners of 5% or more of the total combined voting power or value of Company stock including the ESPP stock. In addition, the Committee has the discretion to exclude highly compensated employees.

Eligible employees enroll in the ESPP and can contribute between 2% and 15% of compensation up to a maximum of $25,000 of the fair market value of shares for each calendar year. The payroll deductions are accumulated during each offering period. Generally, each offering period will be for a period of three months as determined by the Committee provided that no offering period may extend more than 27 months. On the last trading day of the offering period, the accumulated payroll deductions for each employee are used to purchase as many shares of stock as possible up to a maximum of 100,000 shares or as otherwise determined by the Committee. The price at which stock is purchased is equal to 90% of closing price for the common stock on the date of the purchase.

A total of 500,000 shares of the Company’s common stock are reserved for issuance under the ESPP. As of December 31, 2016, 11,093 shares were issued and 488,907 shares of common stock are available for issuance.

As the ESPP is not a compensatory plan as defined by the authoritative guidance for stock compensation, there is no stock-based compensation expense recorded related to the ESPP. See Note 2, Summary of Significant Accounting Policies for further information.

A summary of ESPP activity for the year ended December 31, 2016 is as follows:

Shares issued	11,093
Weighted average fair value	20.40
Employee purchases (in thousands)	226

NOTE 15. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31, 2016, 2015 and 2014, are as follows (in thousands):

Components of the Pretax Loss From Operations
(in thousands)
	12/31/2016	12/31/2015	12/31/2014
U.S. Domestic	$(48,539)	$(44,415)	$(30,933)
Foreign	(17,568)	(1,083)	—
Pretax loss from operations	$(66,107)	$(45,498)	$(30,933)

The components of the provision for income taxes is presented in the following table:

Provision for Income Taxes
(in thousands)
	12/31/2016	12/31/2015	12/31/2014
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	267	—	—
Total current provision	267	—	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total provision	$267	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes for the years ended December 31, 2016, and 2015, are as follows (in thousands):

Deferred Income Tax Components
(in thousands)
	12/31/2016	12/31/2015
Deferred tax assets:
Net operating loss carryforward	$42,013	$28,584
Property & equipment	690	339
Inventory	1,735	864
Stock options	7,208	5,208
Intangible assets, definite-lived	220	333
General business credit	3,984	1,915
Deferred revenue	370	372
Other	121	205
Valuation allowance	(56,341)	(37,820)
Deferred tax assets	$—	$—

As of December 31, 2016, the Company has generated regular tax federal net operating losses of approximately $125.1 million. The Company's ability to realize tax benefit from the net operating loss is subject to annual limitation under Internal Revenue Code Section 382. Due to the change in control which occurred as a result of Abeja Ventures, LLC’s investment in the Company on June 26, 2012, the Company estimates that the annual Section 382 limitation on utilization of net operating losses generated prior to the transaction will be $420,000. As such, the

Company will never get the benefit of $4.2 million of the net operating losses generated prior to June 26, 2012. The deferred tax asset has been adjusted to reflect the Section 382 limitation. Section 382 also applies to built-in losses at the time of the transaction. The amounts of any unrealized built-in losses or gains were not calculated at the date of the transaction. The net operating losses available for future use are approximately $120.9 million. For federal purposes, net operating losses can be carried forward for up to 20 years. The Company’s federal net operating losses will begin to expire in 2023.

The Company relocated its headquarters to Arizona in January 2013. As of December 31, 2016, the Company has generated Arizona net operating losses of approximately $102.5 million. The Company's Arizona net operating losses will begin to expire in 2033.

The net deferred tax asset valuation allowance is $56.3 million as of December 31, 2016, compared to $37.8 million as of December 31, 2015. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future.

Under current GAAP, in a classified statement of financial position, deferred tax assets and liabilities are separated into current amounts and a non-current amounts on the basis of the classification of the related assets or liabilities for financial reporting. Deferred tax assets and liabilities that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference. On November 20, 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which requires noncurrent classification of all deferred tax assets and liabilities for all public entities for annual periods beginning after December 15, 2016. Accounting Standards Update 2015-17 also provides for early adoption for all entities as of the beginning of an annual period. For the year ended December 31, 2015, the Company elected to early adopt Accounting Standards Update 2015-17 and presents all of its deferred tax assets and liabilities as non-current for the periods ended December 31, 2016, and 2015. The Company has applied the Standard on a prospective basis. Therefore, the classification of deferred tax assets and liabilities in periods prior to the period ended December 31, 2015 have not been changed from the original presentation.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, France, Germany, Italy, Spain and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested. As of December 31, 2016, there would be no US tax effect of a repatriation of the earnings of its foreign subsidiaries, due to the Company’s loss position.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31, 2016, 2015 and 2014, is as follows:

Effective Tax Rate
	12/31/2016	12/31/2015	12/31/2014
U.S. federal statutory income tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal tax benefit	(1.69)	(2.93)	(3.20)
Permanent and other differences	(0.17)	0.11	—
Change in tax rates	0.67	—	—
Tax rate differential	8.62	0.42	—
Unrecognized tax benefits	1.09	0.40	—
Nondeductible equity and other compensation	1.17	2.86	3.70
Limitation on net operating losses due to §382	—	—	0.50
Credit for increased research activities	(3.31)	(2.67)	(0.80)
Change in Valuation allowance	28.02	35.81	33.80
	0.40%	—%	—%

At December 31, 2016, the Company had uncertain tax positions of $1.1 million, determined as follows (in thousands):

Uncertain Tax Positions
(in thousands)
	12/31/2016	12/31/2015	12/31/2014
Balance at beginning of year	$343	$161	$—
Increases for prior positions	37	—	78
Increases for current year positions	721	182	83
Other Increases	—	—	—
Decreases due to settlements	—	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—
Other Decreases	—	—	—
Balance at end of year	$1,101	$343	$161

These uncertain positions are not expected to change within the next twelve months. Of the $1.1 million of uncertain tax positions, $57,000 would impact the effective tax rate, if reversed. The Company accounts for interest on uncertain tax positions within tax expense. The Company's foreign subsidiaries are subject to applicable jurisdiction examination for all years of operations. The Company did not accrue interest or penalties for these uncertain tax positions as of December 31, 2016.

The Company has incurred federal net operating losses dating to the tax year ended July 31, 2004. As such, all loss carryovers are subject to adjustment under IRS and state examination, depending on the jurisdiction in which they were incurred. In 2016, the IRS began an examination of the Company’s 2014 income tax return. Management does not believe the examination will result in a material change to its tax position.

NOTE 16. COMMITMENTS

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions ("Lease Agreements") for office, laboratory and manufacturing space located in Tucson, Arizona and Europe, the last of which expires in 2018. Total rent expense including common area charges was $1.1 million, $685,000 and $293,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under this agreement are as follows (in thousands):

Operating Lease Obligations (in thousands)
Year ending December 31:
2017	$1,004
2018	79
2019	—
2020	—
Thereafter	—
Total operating lease obligations	$1,083

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. Clinical trial master agreement expense was $2.1 million and $1.6 million for years ended December 31, 2016, and 2015, respectively. No amounts were incurred for these arrangements through December 31, 2014. The expense incurred as part of the clinical trial is included in research and development on the consolidated statements of operations and comprehensive loss.

Marketing Study Agreements

The Company has entered into marketing study agreements with research institutions and hospitals in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. Marketing study agreement expense was $233,000 and $66,000 for years ended December 31, 2016, and 2015, respectively. No amounts were incurred for these arrangements through December 31, 2014. The expense incurred as part of these studies is included in sales, general and administrative on the consolidated statements of operations and comprehensive loss.

Legal Matters

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, and is captioned as Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our Accelerate Pheno™ system and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. See Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal has been fully briefed and is pending. See Item 8, Note 18, Subsequent Events for an update on this lawsuit. We do not anticipate this will have a material impact on our financial statements.

NOTE 17. SEGMENTS

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

NOTE 18. SUBSEQUENT EVENTS

FDA Clearance

On February 23, 2017, the U.S. Food and Drug Administration granted Accelerate's de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit for identification and antibiotic susceptibility testing of pathogens directly from positive blood culture samples.

Legal Matters

As described in Item 8, Note 16, Commitments, Legal Matters, on February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. See Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal has been fully briefed and is pending. On January 27, 2017, the appellate Court informed the Company that this case is being considered for oral argument, possibly as early as May 2017, although the exact date has not yet been set. We do not anticipate this will have a material impact on our financial statements.

NOTE 19. SUPPLEMENTAL DATA QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY FINANCIAL INFORMATION
(in thousands, except per share data)
Unaudited
For the quarters ending:
	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Revenue	$39	$24	$20	$163	$22	$92	$19	$14
Net loss	(16,135)	(17,299)	(17,866)	(15,074)	(13,163)	(11,186)	(12,252)	(8,897)
Basic and diluted net loss per share	(0.31)	(0.34)	(0.35)	(0.29)	(0.29)	(0.25)	(0.27)	(0.20)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2016, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were effective as of December 31, 2016.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in PART II, Item 8, Report of Independent Public Accounting Firm of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2017 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ACCELERATE DIAGNOSTICS, INC.

February 27, 2017	By: /s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lawrence Mehren, as his attorney-in-fact, with the power of substitution, for him in any and all `capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lawrence Mehren Lawrence Mehren	President, Chief Executive Officer and Director	February 27, 2017

/s/ Steve Reichling Steve Reichling	Corporate Secretary, Chief Financial Officer and Chief Accounting Officer	February 27, 2017

/s/ John Patience John Patience	Chairman of the Board of Directors	February 27, 2017

/s/ Jack Schuler Jack Schuler	Director	February 27, 2017

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	February 27, 2017

/s/ Frank ten Brink Frank ten Brink	Director	February 27, 2017

/s/ Mark Miller Mark Miller	Director	February 27, 2017

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012

3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.2	Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012.
4.1	Warrant No. 2 issued by Registrant to Abeja Ventures, LLC on June 26, 2012	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.1	Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.2	Amendment to Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.3	Form of Stock Option Award Agreement under Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.4	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.5	Offer Letter between Registrant and Lawrence Mehren, dated as of June 24, 2012	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.6	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.7	Lease Agreement between Registrant and Pima County, dated as of August 20, 2012	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.8	Grant Agreement between Registrant and the Arizona Commerce Authority, dated as of August 22, 2012	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.9	Registrant’s 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
10.9.1	First Amendment to Registrant’s 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.9.2	Form of Nonqualified Stock Option Award Agreement under Registrant’s 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013

10.9.3	Form of Incentive Stock Option Award Agreement under Registrant’s 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.9.4	Second Amendment to Registrant’s 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2014
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Calculation Linkbase Document
101	XBRL Taxonomy Extension Definition Linkbase Document
101	XBRL Taxonomy Label Linkbase Document
101	XBRL Taxonomy Presentation Linkbase Document