Form 10-Q
period 2017-03-31
Accelerate Diagnostics, Inc
filed 2017-05-05
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017

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

(520) 365-3100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☑
Non-accelerated file	☐ (Do not check if a smaller reporting company)
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☑  No

As of May 1, 2017 there were 52,034,901 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands)

	Unaudited	Audited
	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,917	$19,244
Investments	54,029	58,519
Trade accounts receivable	551	34
Inventory	4,357	—
Prepaid expenses	1,027	468
Other current assets	468	183
Total current assets	70,349	78,448
Property and equipment, net	3,912	4,258
Intellectual property, net	143	146
Total assets	$74,404	$82,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,263	$992
Accrued liabilities	2,944	3,009
Deferred revenue and income	1,042	35
Total current liabilities	5,249	4,036
Long-term deferred income	22	1,000
Total liabilities	$5,271	$5,036

Commitments and contingencies see Note 14, Commitments

Stockholders' equity:
Common stock, $0.001 par value;
75,000,000 common shares authorized with 52,034,528 shares issued and outstanding on March 31, 2017 and 75,000,000 authorized with 51,516,309 shares issued and outstanding on December 31, 2016	52	52
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of March 31, 2017 and December 31, 2016	—	—
Contributed capital	261,362	255,257
Accumulated deficit	(192,144)	(177,289)
Accumulated other comprehensive (loss)	(137)	(204)
Total stockholders' equity	69,133	77,816
Total liabilities and stockholders' equity	$74,404	$82,852
See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net sales	$530	$163

Cost of sales	26	—
Gross Profit	504	163

Costs and expenses:
Research and development	4,288	7,675
Sales, general and administrative	10,526	7,660
Total costs and expenses	14,814	15,335

Loss from operations	(14,310)	(15,172)

Foreign currency exchange gain (loss)	(26)	44
Interest and dividend income	136	54
Total other income	110	98

Net loss	$(14,200)	$(15,074)

Basic and diluted net loss per share	$(0.27)	$(0.29)
Weighted average shares outstanding	51,887	51,196

Other comprehensive loss:
Net loss	$(14,200)	$(15,074)
Net unrealized gain on available-for-sale investments	11	52
Foreign currency translation adjustment	56	(49)
Comprehensive loss	$(14,133)	$(15,071)

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENT OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,200)	$(15,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	505	542
Amortization of intangible assets	3	3
Amortization of investment discount	121	37
Equity-based compensation	3,215	1,686
(Increase) decrease in assets:
Accounts receivable	(522)	—
Inventory	(4,155)	—
Prepaid expense and other	(457)	(518)
Other current assets	(280)	(1,212)
Increase (decrease) in liabilities:
Accounts payable	276	494
Accrued liabilities	(4)	906
Deferred revenue and income	29	(69)
Net cash used in operating activities	(15,469)	(13,205)
Cash flows from investing activities:
Purchases of equipment	(229)	(1,681)
Purchases of available-for-sale securities	(4,562)	(36,718)
Sales of available-for-sale securities	—	500
Maturity of available-for-sale securities	8,845	3,400
Net cash provided (used) in investing activities	4,054	(34,499)
Cash flows from financing activities:
Issuance of common stocks	189	—
Exercise of options and warrants	1,844	28
Common stock issuance costs	—	(814)
Payments on capital lease obligations	—	(13)
Net cash provided (used) by financing activities	2,033	(799)

Effect of exchange rate on cash:	55	(49)

Decrease in cash and cash equivalents	(9,327)	(48,552)
Cash and cash equivalents, beginning of period	19,244	120,585
Cash and cash equivalents, end of period	$9,917	$72,033

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 28, 2017.

The condensed consolidated balance sheet as of December 31, 2016, included herein was derived from the audited financial statements as of that date, but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2017, or any future period.

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

Investments

The Company invests excess funds in various investments which are primarily held in the custody of major financial institutions. Investments consist of debt securities in U.S. government and agency securities, corporate debt securities and certificates of deposit. Management classifies its investments as available-for-sale investments and records these investments in the condensed consolidated balance sheet at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income or loss, a component of stockholders’ equity. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders' equity or cash flows. Specifically, in the current period presentation and the revised prior period presentation, depreciation and amortization expenses are reported as a component of the individual costs and expenses as part of the condensed consolidated statements of operations and comprehensive loss. The amount of depreciation and amortization expenses for the three months ended March 31, 2016 which is now reported as a component of research and development costs is $322,000. The amount of depreciation and amortization expenses for the three months ended March 31, 2016 which is now reported as a component of sales, general and administrative costs is $223,000.

In the current and revised prior period presentation, product sales and licensing and royalty revenues are reported as net sales as part of the condensed consolidated statements of operations and comprehensive loss. The amounts that have been reclassified had no effect on our net income, stockholders' equity or cash flows.

Inventory

Inventory is stated at the lesser of cost or net realizable value, with cost determined on the first-in-first-out method. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense and spoilage are expensed as incurred, and not included in overhead subject to capitalization. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration. The Company adopted Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory (Topic 310) Inventory on January 1, 2017. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The adoption did not have an effect on the Company’s consolidated financial statements.

Revenue

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Additional considerations include whether the applicable fee arrangement contains future delivery or performance obligations that should be divided into separate accounting units, whether the arrangement requires the Company to retain risks consistent with a collaborative arrangement, and/or whether any of the fees are contingent on the achievement of future milestones.

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment.

We also provide instruments to customers under bundled rental agreements. Under these agreements, we install the instrument in the customer's facility and provide service. The customer agrees to purchase consumable products at a stated price over the term of the agreement which is typically less than seven years. Contracts sometimes have renewal clauses but such clauses do not provide for a bargain renewal option or penalize the customer if they don't renew. The instrument remains the Company's property throughout the term of the agreement and there is no transfer of title upon expiration. Revenue is recognized as consumable products are shipped or delivered, depending on contract terms.

For multiple element arrangements, the total consideration for an arrangement is allocated among the separate elements in the arrangement based on a selling price hierarchy. The selling price hierarchy for a deliverable is based on: (1) vendor specific objective evidence (“VSOE”), if available; (2) third party evidence of selling price if VSOE is not available; or (3) an estimated selling price, if neither VSOE nor third party evidence is available. Estimated selling price is our best estimate of the selling price of an element in a transaction. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services or other future performance obligations.
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

Operating lease rent is recorded as an operating expense monthly. For capital leases, both an asset and liability are recorded at the inception of the lease based on the present value of lease payments. The asset is included with property and equipment on the condensed consolidated balance sheet and amortization is recorded on a straight-line basis over the term of the lease reported as a component of the individual costs and expenses as part of the condensed consolidated statements of operations and comprehensive loss. For the liability, the amount due within the next year is recorded as capital lease obligations and the amount due in more than a year is recorded as long-term capital lease obligation on the condensed consolidated balance sheet. Interest expense is recorded based on the implicit or explicit interest rate used in the lease and is included as non-operating interest expense on the condensed consolidated statements of operations and comprehensive loss.

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

The Company implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis. For periods prior to the adoption of this ASU, the Company estimated the forfeiture rate of unvested awards based on the forfeitures in the previous twelve-month period. The rate was calculated separately for awards to the board of directors/executives and all other awards. Further information regarding this change is included in Note 13, Employee Equity-Based Compensation.

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

See Note 13, Employee Equity-Based Compensation for further information.

Cost of Sales

Cost of sales consists of raw materials, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs.

Warranty

Instruments are typically sold with a 1 year limited warranty, while kits and accessories are typically sold with a 60 day limited warranty. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The expense incurred for these provisions is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the condensed consolidated statements of operations and comprehensive loss.

Foreign Currency Translation and Foreign Currency Transactions

The Company follows ASC 830, Foreign Currency Matters, which provides guidance on foreign currency transactions and translation of financial statements. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, within the condensed consolidated statements of operations and comprehensive loss.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-08, Receivable-Nonrefundable Fees and Other Costs (Topic 310-20) Premium Amortization on Purchased Callable Debt Securities. This amendment shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact this will have on our consolidated financial statements and the timing of adoption.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. The update amends accounting guidance for intra-entity transfers of assets other than inventory to require the recognition of income tax consequences when the transfer occurs. The update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. A modified retrospective approach should be applied. We are currently assessing the impact this will have on our consolidated financial statements and the timing of adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an “incurred loss” methodology is used for recognizing credit losses, which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available-for-sale debt securities will be recorded in the current period net income. The amendment will be effective for us on January 1, 2020, with early adoption permitted. We do not anticipate this guidance will have a significant impact on our financial statements and plan to adopt on the effective date.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which deferred the effective date resulting in a new effective date of January 1, 2018, for us. We are permitted to adopt early but not before the original effective date of January 1, 2017. FASB has issued several other ASU's which provide further guidance on Topic 606 and have the same effective date. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We will implement ASU 2014-09 and all relevant subsequently issued ASU's on Topic 606 concurrently on January 1, 2018, and are currently evaluating the transitions method. We are carefully evaluating our existing revenue recognition practices to determine whether any contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. Given limited revenues have been recognized to date, we have not yet determined the effect of the standard.

NOTE 3. FDA CLEARANCE

On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted Accelerate's de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit for identification and antibiotic susceptibility testing of pathogens directly from positive blood culture samples.

Due to marketing and distribution lead-time constraints the Company manufactured inventory in advance of regulatory approval (pre-launch inventory).

On January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed. On January 1, 2017, the Company started capitalizing pre-launch inventory. Additional information regarding inventory is included in Item 1, Note 7, Inventory.

Prior to January 1, 2017, all pre-launch inventory was not capitalized, because a future economic benefit couldn't be asserted. Costs associated with the Company’s purchase of inventory were reported as research and development costs, or if the inventory was used in marketing evaluations, as sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2017, and December 31, 2016.

	March 31, 2017
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents
Money market funds	$5,808	$—	$—	$5,808
Investments:
Certificates of deposit	—	8,238	—	8,238
US Treasury securities	7,040	—	—	7,040
US Agency securities	—	4,994	—	4,994
Asset-backed securities	—	5,525	—	5,525
Corporate notes and bonds	—	28,232	—	28,232
Total investments	$7,040	$46,989	$—	$54,029
Total assets measured at fair value	$12,848	$46,989	$—	$59,837

	December 31, 2016
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,970	$—	$—	$10,970
Investments:
Certificates of deposit	—	7,257	—	7,257
US Treasury securities	8,544	—	—	8,544
US Agency securities	—	4,501	—	4,501
Asset-backed securities	—	5,557	—	5,557
Corporate notes and bonds	—	32,660	—	32,660
Total investments	8,544	49,975	—	58,519
Total assets measured at fair value	$19,514	$49,975	$—	$69,489

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the three months ended March 31, 2017.

NOTE 5. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable, including receivables from major customers.

The Company’s main financial institution for banking operations held 34% and 57% of the Company’s cash and cash equivalents as of March 31, 2017, and December 31, 2016, respectively.

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at March 31, 2017, and December 31, 2016:

AVAILABLE-FOR-SALE INVESTMENTS
March 31, 2017
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,238	$—	$—	$8,238
US Treasury securities	7,052	—	(12)	7,040
US Agency securities	5,010	—	(16)	4,994
Asset-backed securities	5,527	—	(2)	5,525
Corporate notes and bonds	28,268	1	(37)	28,232
Total	$54,095	$1	$(67)	$54,029

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2016
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$7,257	$—	$—	$7,257
US Treasury securities	8,553	1	(10)	8,544
US Agency securities	4,514	—	(13)	4,501
Asset-backed securities	5,554	3	—	5,557
Corporate notes and bonds	32,717	3	(60)	32,660
Total	$58,595	$7	$(83)	$58,519

The following table summarizes the maturities of the Company’s available-for-sale securities at March 31, 2017, and December 31, 2016:

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$43,285	$43,245	$45,391	$45,344
Due in 1-5 years	10,810	10,784	13,204	13,175
Total	$54,095	$54,029	$58,595	$58,519

Proceeds from sales of marketable securities (including principal paydowns) for the three months ended March 31, 2017, and 2016, were $0 and $500,000 respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no gross realized gains and losses from sales of marketable securities for the three months ended March 31, 2017, and 2016.

No other-than-temporary impairments are recorded as no material investment had a fair value that remained less than its cost for more than twelve months as of March 31, 2017, and there have been no other indicators of impairment. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 7. INVENTORY

Inventory is stated at the lesser of cost or net realizable value, with cost determined on the first-in-first-out method. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense and spoilage are expensed as incurred, and not included in overhead subject to capitalization. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$2,283	$—
Work in process	251	—
Finished goods	1,823	—
Inventory, net	$4,357	$—

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at March 31, 2017, and December 31, 2016.

PROPERTY AND EQUIPMENT
(in thousands)
	March 31,	December 31,
	2017	2016
Computer equipment	$2,328	$2,270
Technical equipment	2,960	2,427
Facilities	3,482	3,387
Capital projects in progress	485	1,010
Total property and equipment	$9,255	$9,094
Accumulated depreciation - other	(5,343)	(4,836)
Net property and equipment	$3,912	$4,258

Depreciation (which includes amortization of capital lease assets) for the three months ended March 31, 2017, and 2016, was $505,000 and $542,000, respectively.

NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative sub-award amount is $818,000, under which the Company has invoiced a total of $560,000, which is recorded as an offset to research and development expenses. The amounts invoiced for the three months ended March 31, 2017, and 2016, were $3,000 and $9,000, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of March 31, 2017, the Company has collected all of the $1.0 million in milestones. The full amount is recorded in current deferred revenue and income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire in January 2018, we will recognize the grant as an offset to expense. Further details are included in Note 10, Deferred Revenue and Income.

Arizona R&D Refundable Tax Credit Program

The Company received a “Certificate of Qualification” from the Arizona Commerce Authority (“Authority”), which allowed the Company a partial refund of research and development investments ("Arizona R&D Refundable Tax Credit Program"). The amounts incurred under this program are recorded as an offset to research and development expenses, and for the three months ended March 31, 2017, and 2016, were $0 and $1.2 million, respectively. If the amount received for this program is later determined to be incorrect or invalid, the excess may need to be repaid.

NOTE 10. DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of March 31, 2017, and December 31, 2016, follows:

Deferred Revenue and Income
(in thousands)
	March 31,	December 31,
	2017	2016
Products not yet delivered	$42	$35
Arizona Commerce Authority grant	1,000	—
Total current deferred revenue and income	$1,042	$35

Services not yet delivered	$22	$—
Arizona Commerce Authority grant	—	1,000
Total long-term deferred income	$22	$1,000

We have received $1.0 million in milestone payments from the Arizona Commerce Authority under the Grant Agreement described in Note 9, License Agreements and Grants. As of March 31, 2017, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in January 2018.

NOTE 11. STOCK PURCHASE

In April 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC pursuant to which the Company agreed, among other things, to issue a warrant to purchase shares of the Company's common stock. Further details of this agreement are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 28, 2017. As of December 31, 2016, there were warrants to purchase 415,871 shares unexercised. During the three months ended March 31, 2017, warrants to purchase 370,307 shares were exercised at an exercise price of $2.00 per share, leaving, warrants to purchase 45,564 shares unexercised at March 31, 2017. Proceeds from the exercise of such warrants totaling $741,000 are recorded as common stock and contributed capital in the condensed consolidated balance sheet.

NOTE 12. EARNINGS PER SHARE

The financial statements show basic and diluted loss per share.

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stock and options to purchase our common stock to be antidilutive. As of March 31, 2017, and December 31, 2016, there were common stock options, restricted stock units and warrants exercisable for 7,594,563 and 7,313,245 shares of common stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the three-month period ending March 31, 2017:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding December 31, 2016	6,857,124	7.72
Granted	817,437	24.36
Forfeited	(26,591)	16.58
Exercised	(123,121)	8.96
Expired	—	—
Options Outstanding March 31, 2017	7,524,849	9.48

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

Black-Scholes Assumptions for Options Granted
	Three Months Ended
	March 31, 2017	March 31, 2016
Expected term (in years)	6.19	6.48
Volatility	79%	87%
Expected dividends	—	—
Risk free interest rates	2.07%	1.61%
Weighted average fair value	$16.84	$9.68

The following table shows summary information for outstanding options, options that are exercisable (vested) and outstanding options that are either vested or expected to vest as of March 31, 2017:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable
Number of options	7,524,849	4,953,299
Weighted average remaining contractual term (in years)	6.74	5.79
Weighted average exercise price	$9.48	$5.41
Weighted average fair value	$7.09	$4.12
Aggregate intrinsic value (in thousands)	$98,899	$92,772

The following table summarizes restricted stock unit activity during the three-month period ending March 31, 2017:

Restricted Stock Unit (RSU) Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs Outstanding December 31, 2016	40,250	20.91
Granted	—	—
Forfeited	—	—
Vested/released	(16,100)	20.91
RSUs outstanding March 31, 2017	24,150	20.91

The expense recognized on the Company’s condensed consolidated statements of operations and comprehensive loss related to options is summarized below:

Equity-Based Compensation Expenses (in thousands)
	Three Months Ended
	March 31, 2017	March 31, 2016
Research and development	$726	$202
Sales, general and administrative	2,489	1,484
Equity-based compensation expense	$3,215	$1,686

As of March 31, 2017, $202,000 of equity-based compensation expense was a component of capitalized inventory.

As of March 31, 2017, unrecognized equity-based compensation cost related to unvested stock options and unvested restricted stock units was $21.2 million and $247,000 respectively. This is expected to be recognized over the years 2017 through 2022.

As discussed in Note 1, we implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis and therefore, equity based compensation expense for the three months ended March 31, 2017, has been calculated based on actual forfeitures in our condensed consolidated statements of operations and comprehensive loss, rather than our previous approach which was net of estimated forfeitures. Share-based compensation expense for the three months ended March 31, 2016, is recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any. This change was accounted for using the modified retrospective transition method. This election resulted in a cumulative-effect adjustment which increased our accumulated deficit and additional paid-in capital of $655,000 for all outstanding awards as of January 1, 2017. We believe this election simplifies several aspects of the accounting for share-based payment transactions.

This new guidance requires that we record excess tax benefits and tax deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our consolidated statement of operations. The new guidance also states that previously unrecognized excess tax benefits should be recognized on a modified retrospective basis as of the beginning of the annual period of adoption. At January 1, 2017, we recorded approximately $1.5 million of additional deferred tax assets, which are fully offset by a valuation allowance. Accordingly, the adoption of ASU 2016-09 did not result in an adjustment to retained earnings for the cumulative effect of the tax benefit of the stock compensation.

The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. Additionally, ASU 2016-09 requires that the minimum tax withholding paid on behalf of employees for share-based awards be classified as a financing activity in the statement of cash flows. Adoption of ASU 2016-09 did not result in any adjustments to prior period disclosures on the condensed consolidated statement of cash flows.

NOTE 14. COMMITMENTS

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions ("Lease Agreements") for office, laboratory and manufacturing space located in Tucson, Arizona and Europe, the last of which expires in 2018. Total rent expense, including common area charges was $293,000 and $260,000 for the three months ended March 31, 2017, and 2016, respectively. Future minimum lease payments under operating lease agreements are as follows:

Operating Lease Obligations (in thousands)
Year ending December 31:
2017	$761
2018	79
2019	—
2020	—
Thereafter	—
Total operating lease obligations	$840

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. The Company incurred clinical trial expense of $9,000 and $664,000 for the three months ended March 31, 2017, and 2016, respectively. The expense incurred as part of the clinical trial is included in research and development on the condensed consolidated statements of operations and comprehensive loss.

Legal Matters

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal has been fully briefed and is pending. On January 27, 2017, the appellate court informed the Company that this case is being considered for oral argument, although the exact date has not yet been set.
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

The Accelerate Pheno™ system is also generically referred to herein as the “ID/AST System” or “Accelerate ID/AST System”.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include the plans and objectives of management for future operations, including plans and objectives relating to the products and future economic performance of the Company. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno™ system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno™ system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, that the Company will accurately anticipate market demand for the Company’s products and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The Company’s future operating results may be affected by various trends and factors which are beyond the Company’s control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the SEC including but not limited to the risks in the section entitled “Risk Factors” in its Annual Report on Form 10-K for the period ended December 31, 2016, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

The Accelerate Pheno™ system utilizes genotypic technology to identify, or “ID,” infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing, or “AST,” which determines whether live bacterial or fungal cells are resistant or susceptible to a particular antimicrobial agent. The Accelerate PhenoTest™ BC Kit, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. The Accelerate PhenoTest™ BC Kit is a highly multiplexed panel targeting over 80% of the routine and significant pathogens causing blood stream infections and over 90% of the antibiotics useful in treating those pathogens.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit in the United States. The Accelerate PhenoTest™ BC kit includes 140 assays for both identification and susceptibility testing, of which 116 were cleared by the FDA and 24 assays available in an RUO only mode of the software.

Changes in Results of Operations: three months ended March 31, 2017 compared to three months ended March 31, 2016

During the three months ended March 31, 2017, total revenues were $530,000 as compared to $163,000 during the three months ended March 31, 2016, an increase of $367,000 or 225%. The increase was due to sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits.

Cost of sales for the three months ended March 31, 2017, were $26,000 as compared to $0 during the three months ended March 31, 2016, an increase of $26,000. The increase was the result of the Company capitalizing inventory in connection with the FDA granting Accelerate's de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

Inventory without a cost basis was sold to customers during the three months ended March 31, 2017. This inventory was comprised of pre-launch inventory previously not capitalized, and expensed in a previous period. The cost of sales associated with this inventory during the three months ended March 31, 2017, was $179,000.

Research and development expenses for the three months ended March 31, 2017, were $4.3 million as compared to $7.7 million during the three months ended March 31, 2016, a decrease of $3.4 million or 44%. The decrease was the result of clinical trial expenses incurred for the three months ended March 31, 2016, not recurring in the current quarter. Clinical trial expenses incurred under clinical trial site master agreements for the three months ended March 31, 2017, were $9,000 as compared to $664,000 during the three months ended March 31, 2016, a decrease of $655,000 or 99%. Additionally, on January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit. The Company started capitalizing pre-launch inventory for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit on January 1, 2017. Prior to January 1, 2017, all pre-launch inventory was not capitalized, because a future economic benefit couldn't be asserted. Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to research and development were $1.5 million for the three months ended March 31, 2016. Research and development expenses include non-cash equity-based compensation for the three months ended March 31, 2017, and 2016, of $726,000 and $202,000, respectively, which increased $524,000. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees.

During the three months ended March 31, 2017, sales, general and administrative expenses were $10.5 million as compared to $7.7 million during the three months ended March 31, 2016, an increase of $2.9 million or 37%. The increase was primarily driven by salaries and related expenses as we ramp up our sales and marketing operations globally. Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to sales, general and administrative expenses were $588,000 for the three months ended March 31, 2016. Sales, general and administrative expenses include non-cash equity-based compensation for the three months ended March 31, 2017, and 2016, of $2.5 million and $1.5 million, respectively, which increased $1.0 million. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees.

Depreciation for the three months ended March 31, 2017, was $505,000 as compared to $542,000 during the three months ended March 31, 2016, a decrease of $37,000 or 6.83%. The decreased depreciation was the result of equipment and leasehold improvements becoming fully depreciated. In the current period presentation and the revised prior period presentation, depreciation expenses are reported as a component of the individual costs and expenses as part of the condensed consolidated statements of operations and comprehensive loss.

As a result of the above factors, loss from operations for the three months ended March 31, 2017, was $14.3 million as compared to the loss of $15.2 million during the three months ended March 31, 2016, a decrease in loss from operations of $862,000 or 6%. Loss from operations include non-cash equity-based compensation for the three months ended March 31, 2017, and 2016, of $3.4 million and $1.7 million, respectively, which increased $1.7 million. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and commercialize the Company’s products.

Other non-operating income during the three months ended March 31, 2017, was $110,000 as compared to $98,000 during the three months ended March 31, 2016, an increase of $12,000 or 12%. This change was due to an increase in investment income for three months ended March 31, 2017 which was offset by foreign currency loss in the same period.

As a result of these factors, net loss for the three months ended March 31, 2017, was $14.2 million as compared to a net loss of $15.1 million during the three months ended March 31, 2016, a decrease in net loss of $874,000 or 6%.

Unrealized gain on available-for-sale investments for the three months ended March 31, 2017, was $11,000 as compared to $52,000 during the three months ended March 31, 2016.

Foreign currency translation adjustment for the three months ended March 31, 2017, was a gain of $56,000 as compared to a loss of $49,000 during the three months ended March 31, 2016.

The resulting comprehensive losses were $14.1 million and $15.1 million for the three months ended March 31, 2017, and 2016, respectively.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock. As of March 31, 2017, the Company had $63.9 million in cash and cash equivalents and available-for-sale securities, a decrease of $13.8 million from $77.8 million at December 31, 2016. The primary reason for the change in these assets was the funding of operational losses.

The Company is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are included in Item 1, Note 14, Commitments.

As of March 31, 2017, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for the three months ended March 31, 2017, and 2016:

Cash Flow Summary (in thousands)
	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2017	2016
Net cash used in operating activities	$(15,469)	$(13,205)	$(2,264)
Net cash provided (used) in investing activities	4,054	(34,499)	38,553
Net cash provided (used) by financing activities	2,033	(799)	2,832

The net cash used in operating activities was $15.5 million and $13.2 million for the three months ended March 31, 2017, and 2016, respectively. These losses are the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

The net cash provided in investing activities was $4.1 million for the three months ended March 31, 2017, and is primarily comprised of maturities of available-for-sale investment, offset by purchases of available-for-sale investments. Net cash used in investing activities was $34.5 million for the three months ended March 31, 2016, and is primarily comprised of purchases of available-for-sale investments, offset by maturities of available-for-sale investments.

The net cash provided by financing activities was $2.0 million for the three months ended March 31, 2017, and is primarily comprised of the exercise of options and warrants. The net cash used by financing activities was $799,000 for the three months ended March 31, 2016, and was primarily comprised of stock issuance costs paid in the period.

Our primary use of capital has been for development and commercialization of the Accelerate Pheno™ system. We believe our capital requirements will continue to be met with our existing cash balance and those provided under grants, exercises of warrants and stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest-sensitive financial instruments by approximately $327,000.
Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. Further information regarding our investments is included in Item 1, Note 6, Investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2017, in connection with the Company’s preparations to commercialize the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit the Company implemented additional internal controls related to revenue recognition and inventory.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal has been fully briefed and is pending. On January 27, 2017, the appellate court informed the Company that this case is being considered for oral argument, although the exact date has not yet been set.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

ACCELERATE DIAGNOSTICS, INC.

May 5, 2017	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2017	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)