Form 10-Q
period 2017-06-30
Accelerate Diagnostics, Inc
filed 2017-08-07
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2017 there were 55,298,222 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
Unaudited
(in thousands)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$62,609	$19,244
Investments	72,609	58,519
Trade accounts receivable	682	34
Inventory	5,720	—
Prepaid expenses	1,157	468
Other current assets	496	183
Total current assets	143,273	78,448
Property and equipment, net	4,844	4,258
Intellectual property, net	140	146
Total assets	$148,257	$82,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,534	$992
Accrued liabilities	3,611	3,009
Deferred revenue and income	1,078	35
Total current liabilities	6,223	4,036
Long-term deferred income	—	1,000
Total liabilities	$6,223	$5,036

Commitments and contingencies see Note 16, Commitments

Stockholders’ equity:
Common stock, $0.001 par value;
75,000,000 common shares authorized with 55,291,222 shares issued and outstanding on June 30, 2017 and 75,000,000 authorized with 51,516,309 shares issued and outstanding on December 31, 2016	55	52
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of June 30, 2017 and December 31, 2016	—	—
Contributed capital	350,577	255,257
Accumulated deficit	(208,601)	(177,289)
Accumulated other comprehensive (loss)	3	(204)
Total stockholders’ equity	142,034	77,816
Total liabilities and stockholders’ equity	$148,257	$82,852
See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Net sales	$699	$20	$1,230	$183

Cost of sales	135	—	161	—
Gross Profit	564	20	1,069	183

Costs and expenses:
Research and development	5,527	8,425	9,815	16,100
Sales, general and administrative	11,460	9,484	21,988	17,144
Total costs and expenses	16,987	17,909	31,803	33,244

Loss from operations	(16,423)	(17,889)	(30,734)	(33,061)

Interest expense and other	(5)	—	(5)	—
Foreign currency exchange loss	(7)	(117)	(33)	(73)
Interest and dividend income	153	140	290	194
Total other income	141	23	252	121

Net loss before income taxes	(16,282)	(17,866)	(30,482)	(32,940)
Provision from income taxes	(175)	—	(175)	—
Net loss	$(16,457)	$(17,866)	$(30,657)	$(32,940)

Basic and diluted net loss per share	$(0.31)	$(0.35)	$(0.58)	$(0.64)
Weighted average shares outstanding	53,568	51,213	52,732	51,205

Other comprehensive loss:
Net loss	$(16,457)	$(17,866)	$(30,657)	$(32,940)
Net unrealized gain on available-for-sale investments	3	29	3	81
Foreign currency translation adjustment	204	49	204	—
Comprehensive loss	$(16,250)	$(17,788)	$(30,450)	$(32,859)

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENT OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(30,657)	$(32,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,045	1,147
Amortization of intangible assets	6	5
Amortization of investment discount	219	123
Equity-based compensation	7,450	3,921
Loss on disposal of property & equipment	5	—
(Increase) decrease in assets:
Accounts receivable	(648)	(92)
Inventory	(5,537)	—
Prepaid expense and other	(624)	272
Other current assets	(313)	(1,220)
Increase (decrease) in liabilities:
Accounts payable	528	(394)
Accrued liabilities	392	1,175
Deferred revenue and income	43	(84)
Net cash used in operating activities	(28,091)	(28,087)
Cash flows from investing activities:
Purchases of equipment	(1,643)	(2,084)
Purchases of available-for-sale securities	(39,342)	(63,534)
Sales of available-for-sale securities	6,522	1,000
Maturity of available-for-sale securities	18,449	9,380
Net cash used in investing activities	(16,014)	(55,238)
Cash flows from financing activities:
Issuance of common stock net issuance costs	83,854	—
Exercise of options and warrants	3,418	95
Common stock issuance costs	—	(814)
Payments on capital lease obligations	—	(13)
Recovery of related party short-swing profits	—	991
Net cash provided by financing activities	87,272	259

Effect of exchange rate on cash:	198	—

Increase (decrease) in cash and cash equivalents	43,365	(83,066)
Cash and cash equivalents, beginning of period	19,244	120,585
Cash and cash equivalents, end of period	$62,609	$37,519

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

The condensed consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures such as notes required by U.S. GAAP.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders’ equity or cash flows. In the current period presentation and the revised prior period presentation, depreciation and amortization expenses are reported as a component of the individual costs and expenses as part of the condensed consolidated statements of operations and comprehensive loss. The amount of depreciation and amortization expenses now reported as a component of research and development costs for the three months ended June 30, 2017 and 2016 were $404,000 and $362,000, respectively, and for the six months ended June 30, 2017 and 2016 were $784,000 and $683,000, respectively. The amount of depreciation and amortization expenses now reported as a component of sales, general and administrative costs for the three months ended June 30, 2017 and 2016 were $138,000 and $245,000, respectively, and for the six months ended June 30, 2017 and 2016 were $267,000 and $468,000, respectively.

In the current and revised prior period presentation, product sales and licensing and royalty revenues are reported as net sales as part of the condensed consolidated statements of operations and comprehensive loss. The amounts that have been reclassified had no effect on our net income, stockholders’ equity or cash flows.

Inventory

Inventory is stated at the lesser of cost or net realizable value, with cost determined on the first-in-first-out method. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense and spoilage are expensed as incurred, and not included in overhead subject to capitalization. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration. The Company adopted Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (Topic 310) Inventory on January 1, 2017. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The adoption did not have an effect on the Company’s consolidated financial statements.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from greater than one year to seven years. Leasehold improvements are depreciated over the remaining life of the lease or the life of the asset, whichever is less.

Property and equipment includes diagnostic instruments used for sales demonstrations and instruments under rental agreements. The Company retains title to the instruments under these arrangements.

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

We also provide instruments to customers under bundled rental agreements. Under these agreements, we install the instrument in the customer’s facility and provide service. The customer agrees to purchase consumable products at a stated price over the term of the agreement which is typically less than seven years. Contracts sometimes have renewal clauses but such clauses do not provide for a bargain renewal option or penalize the customer if they do not renew. The instrument remains the Company’s property throughout the term of the agreement and there is no transfer of title upon expiration. Revenue is recognized as consumable products are shipped or delivered, depending on contract terms.

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

•	Volatility: The expected volatility is based on the historical volatility of the Company’s stock price over the most recent period commensurate with the expected term of the stock option award.

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

The Company implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis. For periods prior to the adoption of this ASU, the Company estimated the forfeiture rate of unvested awards based on the forfeitures in the previous twelve-month period. The rate was calculated separately for awards to the board of directors/executives and all other awards. Further information regarding this change is included in Note 14, Employee Equity-Based Compensation.

The Company also has an employee stock purchase program whereby eligible employees can elect payroll deductions that are subsequently used to purchase common stock at a discounted price. There is no compensation recorded for this program as (i) the purchase discount does not exceed the issuance costs that would have been incurred to raise a significant amount of capital by a public offering, (ii) substantially all employees that meet limited employment qualifications may participate on an equitable basis, and (iii) the plan does not incorporate option features that would require compensation to be recorded.

See Note 14, Employee Equity-Based Compensation for further information.

Cost of Sales

Cost of sales consists of raw materials, depreciation, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting. This amendment clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. We are currently assessing the impact this will have on our consolidated financial statements and the timing of adoption.

In March 2017, the FASB issued ASU 2017-08, Receivable-Nonrefundable Fees and Other Costs (Topic 310-20) Premium Amortization on Purchased Callable Debt Securities. This amendment shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact this will have on our consolidated financial statements and the timing of adoption.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which deferred the effective date resulting in a new effective date for us of January 1, 2018. Early adoption is permitted. FASB has issued several other ASU’s which provide further guidance on Topic 606 and have the same effective date. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We will implement ASU 2014-09 and all relevant subsequently issued ASU’s on Topic 606 concurrently on January 1, 2018, and are currently evaluating the transition method. We are carefully evaluating our existing revenue recognition practices to determine the extent to which our contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. Given limited revenues have been recognized to date, we have not yet determined the effect of the standard.

NOTE 3. FDA CLEARANCE

On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit for identification and antibiotic susceptibility testing of pathogens directly from positive blood culture samples.

Due to various factors, the Company manufactured inventory in advance of regulatory approval (pre-launch inventory).

On January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed. On January 1, 2017, the Company started capitalizing pre-launch inventory. Additional information regarding inventory is included in Item 1, Note 7, Inventory.

Prior to January 1, 2017, all pre-launch inventory was not capitalized, because a future economic benefit could not be asserted. Costs associated with the Company’s purchase of inventory were reported as research and development costs, or if the inventory was used in marketing evaluations, as sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2017, and December 31, 2016.

	June 30, 2017
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents
Money market funds	$46,987	$—	$—	$46,987
Commercial paper	—	5,386	—	5,386
Total cash and cash equivalents	46,987	5,386	—	52,373
Investments:
Certificates of deposit	—	12,410	—	12,410
US Treasury securities	7,025	—	—	7,025
US Agency securities	—	4,499	—	4,499
Commercial paper	—	5,141	—	5,141
Asset-backed securities	—	5,026	—	5,026
Corporate notes and bonds	—	38,508	—	38,508
Total investments	7,025	65,584	—	72,609
Total assets measured at fair value	$54,012	$70,970	$—	$124,982

	December 31, 2016
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,970	$—	$—	$10,970
Investments:
Certificates of deposit	—	7,257	—	7,257
US Treasury securities	8,544	—	—	8,544
US Agency securities	—	4,501	—	4,501
Asset-backed securities	—	5,557	—	5,557
Corporate notes and bonds	—	32,660	—	32,660
Total investments	8,544	49,975	—	58,519
Total assets measured at fair value	$19,514	$49,975	$—	$69,489

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the six months ended June 30, 2017.

NOTE 5. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable, including receivables from major customers.

The Company’s main financial institution for banking operations held 70% and 57% of the Company’s cash and cash equivalents as of June 30, 2017, and December 31, 2016, respectively.

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at June 30, 2017, and December 31, 2016:

AVAILABLE-FOR-SALE INVESTMENTS
June 30, 2017
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$12,410	$—	$—	$12,410
US Treasury securities	7,041	—	(16)	7,025
US Agency securities	4,516	—	(17)	4,499
Commercial paper	5,141	—	—	5,141
Asset-backed securities	5,027	—	(1)	5,026
Corporate notes and bonds	38,547	—	(39)	38,508
Total	$72,682	$—	$(73)	$72,609

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2016
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$7,257	$—	$—	$7,257
US Treasury securities	8,553	1	(10)	8,544
US Agency securities	4,514	—	(13)	4,501
Asset-backed securities	5,554	3	—	5,557
Corporate notes and bonds	32,717	3	(60)	32,660
Total	$58,595	$7	$(83)	$58,519

The following table summarizes the maturities of the Company’s available-for-sale securities at June 30, 2017, and December 31, 2016:

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$57,292	$57,246	$45,391	$45,344
Due in 1-5 years	15,390	15,363	13,204	13,175
Total	$72,682	$72,609	$58,595	$58,519

Proceeds from sales of marketable securities (including principal paydowns), for the three months ended June 30, 2017 and 2016 were $6.5 million and $500,000, respectively, and for the for the six months ended June 30, 2017 and 2016 were $6.5 million and $1.0 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no gross realized gains or losses from sales of marketable securities for the three and six months ended June 30, 2017 and 2016.
No other-than-temporary impairments are recorded as no material investment had a fair value that remained less than its cost for more than twelve months as of June 30, 2017, and there have been no other indicators of impairment. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

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

	June 30,	December 31,
	2017	2016
Raw materials	$2,768	$—
Work in process	372	—
Finished goods	2,580	—
Inventory, net	$5,720	$—

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at June 30, 2017, and December 31, 2016.

PROPERTY AND EQUIPMENT
(in thousands)
	June 30,	December 31,
	2017	2016
Computer equipment	$2,834	$2,270
Technical equipment	3,080	2,427
Facilities	3,506	3,387
Instruments	885	—
Capital projects in progress	415	1,010
Total property and equipment	$10,720	$9,094
Accumulated depreciation - other	(5,876)	(4,836)
Net property and equipment	$4,844	$4,258

Depreciation expense (which includes amortization of capital lease assets) for the three months ended June 30, 2017 and 2016 was $540,000 and $605,000, respectively, and for the six months ended June 30, 2017 and 2016 was $1.0 million and $1.1 million, respectively.
NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative sub-award amount is $818,000, under which the Company has invoiced a total of $560,000, which is recorded as an offset to research and development expenses. The amounts invoiced for the three months ended June 30, 2017 and 2016 were $0 and $50,000, respectively, and for the six months ended June 30, 2017 and 2016 were $3,000 and $59,000, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of June 30, 2017, the Company has collected all of the $1.0 million in milestones. The full amount is recorded in current deferred revenue and income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire in January 2018, we will recognize the grant as an offset to expense. Further details are included in Note 10, Deferred Revenue and Income.

Arizona R&D Refundable Tax Credit Program

The Company received a “Certificate of Qualification” from the Authority, which allowed the Company a partial refund of research and development investments. The amounts incurred under this program are recorded as an offset to research and development expenses, and for the six months ended June 30, 2017 and 2016 were $0 and $1.2 million, respectively, and no amounts were incurred for three months ended June 30, 2017 and 2016, respectively. If the amount received for this program is later determined to be incorrect or invalid, the excess may need to be repaid.

NOTE 10. DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of June 30, 2017, and December 31, 2016, follows:

Deferred Revenue and Income
(in thousands)
	June 30,	December 31,
	2017	2016
Products and services not yet delivered	$78	$35
Arizona Commerce Authority grant	1,000	—
Total current deferred revenue and income	$1,078	$35

Arizona Commerce Authority grant	—	1,000
Total long-term deferred income	$—	$1,000

We have received $1.0 million in milestone payments from the Authority under the Grant Agreement described in Note 9, License Agreements and Grants. As of June 30, 2017, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in January 2018.

NOTE 11. STOCK PURCHASE

In April 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC pursuant to which the Company agreed, among other things, to issue a warrant to purchase shares of the Company’s common stock. Further details of this agreement are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 28, 2017. As of December 31, 2016, there were warrants to purchase 415,871 shares unexercised. During the three and six months ended June 30, 2017, warrants to purchase 370,307 shares were exercised at an exercise price of $2.00 per share. Proceeds from the exercise of such warrants totaling, $741,000 are recorded as common stock and contributed capital in the condensed consolidated balance sheet. The remaining warrants to purchase 45,564 shares expired unexercised on June 26, 2017.

NOTE 12. PUBLIC OFFERING

On May 9, 2017, the Company published a prospectus supplement underwritten by J.P. Morgan Securities LLC, William Blair & Company, L.L.C., Piper Jaffray & Co. and BTIG, LLC ("Underwriters") offering 2.8 million shares of common stock with an option for the Underwriters to purchase up to 413,000 additional shares of common stock for a total of 3.2 million shares. The public offering price was $28.850 per share and underwriting discounts and commissions were $1.731 per share for net proceeds of $27.119 per share.

The public offering was finalized and 2.8 million shares of common stock were delivered to the purchasers on or around May 15, 2017. The Underwriters partially exercised their option to purchase an additional 335,000 shares, with the sale closing on June 14, 2017, and the option as to the remaining shares expired June 15, 2017. Proceeds from the sales totaled $89.0 million less underwriting discounts, commissions and other costs of $5.8 million for net proceeds of $83.2 million. The net proceeds will be used for general corporate purposes and to fund our commercialization efforts. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, product candidates or other intellectual property, although we have no present commitments or agreements to do so. Accordingly, we will retain broad discretion over the use of these proceeds.

NOTE 13. EARNINGS PER SHARE

The financial statements show basic and diluted loss per share.

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stock and options to purchase our common stock to be antidilutive. As of June 30, 2017, and December 31, 2016, there were common stock options, restricted stock units and warrants exercisable for 7,530,193 and 7,313,245 shares of common stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 14. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the six-month period ending June 30, 2017:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding December 31, 2016	6,857,124	7.72
Granted	1,054,561	24.54
Forfeited	(117,338)	22.15
Exercised	(288,303)	9.29
Expired	(1)	18.07
Options Outstanding June 30, 2017	7,506,043	9.80

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

Black-Scholes Assumptions for Options Granted
	Three Months Ended
	June 30, 2017	June 30, 2016
Expected term (in years)	6.12	6.20
Volatility	75%	85%
Expected dividends	—	—
Risk free interest rates	2.02%	1.45%
Weighted average fair value	$16.80	$9.66

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2017:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable
Number of options	7,506,043	5,070,585
Weighted average remaining contractual term (in years)	6.56	5.60
Weighted average exercise price	$9.80	$5.73
Weighted average fair value	$7.28	$4.33
Aggregate intrinsic value (in thousands)	$131,115	$109,601

The following table summarizes restricted stock unit activity during the six-month period ending June 30, 2017:

Restricted Stock Unit (RSU) Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs Outstanding December 31, 2016	40,250	20.91
Granted	—	—
Forfeited	—	—
Vested/released	(16,100)	20.91
RSUs outstanding June 30, 2017	24,150	20.91

The expense recognized on the Company’s condensed consolidated statements of operations and comprehensive loss related to options is summarized below:

Equity-Based Compensation Expenses (in thousands)
	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of sales	$22	$—	$22	$—
Research and development	1,166	462	1,892	664
Sales, general and administrative	3,047	1,773	5,536	3,257
Equity-based compensation expense	$4,235	$2,235	$7,450	$3,921

As of June 30, 2017, $183,000 and $27,000 of equity-based compensation expense was a component of capitalized inventory and property and equipment respectively.

As of June 30, 2017, unrecognized equity-based compensation cost related to unvested stock options and unvested restricted stock units was $19.4 million and $258,000 respectively. This is expected to be recognized over the years 2017 through 2022.

As discussed in Note 1, we implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis and, therefore, equity based compensation expense for the three and six months ended June 30, 2017 has been calculated based on actual forfeitures in our condensed consolidated statements of operations and comprehensive loss, rather than our previous approach which was net of estimated forfeitures. Share-based compensation expense for the three and six months ended June 30, 2016 is recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any. This change was accounted for using the modified retrospective transition method. This election resulted in a cumulative-effect adjustment which increased our accumulated deficit and additional paid-in capital by $655,000 for all outstanding awards as of January 1, 2017. We believe this election simplifies several aspects of the accounting for share-based payment transactions.

This new guidance requires that we record excess tax benefits and tax deficiencies related to the settlement of employee stock-based compensation to the income tax expense line item on our condensed consolidated statements of operations and comprehensive loss. The new guidance also states that previously unrecognized excess tax benefits should be recognized on a modified retrospective basis as of the beginning of the annual period of adoption. At January 1, 2017, we recorded approximately $1.5 million of additional deferred tax assets, which are fully offset by a valuation allowance. Accordingly, the adoption of ASU 2016-09 did not result in an adjustment to retained earnings for the cumulative effect of the tax benefit of the stock compensation.

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

NOTE 15. INCOME TAXES

For the six months ended June 30, 2017, the Company recorded a provision for income taxes of $175,000, which primarily related to a profitable foreign jurisdiction without any net operating loss carryforwards. The Company’s tax expense for the six months ended June 30, 2017 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $30.5 million as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At June 30, 2017, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. The Company provided a full valuation allowance against its deferred tax assets as future realization of such assets is not more likely than not to occur.

At June 30, 2017, the Company had gross unrecognized tax benefits of $1.1 million. The Company is not currently under examination by taxing authorities and does not believe the amount of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

NOTE 16. COMMITMENTS

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions the last of which expires in 2022. Total rent expense, including common area charges was $309,000 and $280,000 for the three months ended June 30, 2017 and 2016, respectively, and for the six months ended June 30, 2017 and 2016 was $625,000 and $540,000, respectively. Future minimum lease payments under operating lease agreements are as follows:

Operating Lease Obligations (in thousands)
Year ending December 31:
2017	$514
2018	179
2019	96
2020	55
2021	23
Thereafter	2
Total operating lease obligations	$869

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company’s negligence, willful misconduct or misrepresentation. The Company incurred clinical trial expense of $18,000 and $760,000 for the three months ended June 30, 2017 and 2016, respectively, and $27,000 and $1.4 million for the six months ended June 30, 2017 and 2016, respectively. The expense incurred as part of the clinical trial is included in research and development on the condensed consolidated statements of operations and comprehensive loss.

Legal Matters

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal has been fully briefed and is scheduled for argument in September 2017.

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

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit in the United States. The Accelerate PhenoTest™ BC kit includes 140 assays for both identification and susceptibility testing, of which 116 were cleared by the FDA and 24 assays are available in an RUO only mode of the software.

Changes in Results of Operations: Three and six months ended June 30, 2017 compared to three and six months ended June 30, 2016

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net sales	$699	$20	$679	3,395%	$1,230	$183	$1,047	572%

For the three and six months ended June 30, 2017, total revenues increased due to sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of sales	$135	$—	$135	100%	$161	$—	$161	100%
Gross Profit	$564	$20	$544	2,720%	$1,069	$183	$886	484%

For the three and six months ended June 30, 2017, cost of sales and gross profit increased as a result of the Company capitalizing inventory in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

Inventory without a cost basis was sold to customers during the three and six months ended June 30, 2017. This inventory was comprised of pre-launch inventory previously not capitalized, and expensed in a previous period. Cost of sales associated with this inventory during the three and six months ended June 30, 2017, would have been an additional $228,000 and $407,000, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$5,527	$8,425	$(2,898)	(34)%	$9,815	$16,100	$(6,285)	(39)%

Research and development expenses for the three and six months ended June 30, 2017, decreased as compared to the same periods in the prior year as a result of clinical trial expenses not recurring in the current periods. Additionally, on January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit. As a result, the Company started capitalizing pre-launch inventory for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit on January 1, 2017. Prior to January 1, 2017, all pre-launch inventory was not capitalized, because a future economic benefit couldn’t be asserted.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to research and development were $76,000 and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, and $151,000 and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.

Research and development expenses include non-cash equity-based compensation of $1.2 million and $462,000 for the three months ended June 30, 2017 and 2016, respectively, and $1.9 million and $664,000 for the six months ended June 30, 2017 and 2016, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees and stock option grants.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales, general and administrative	$11,460	$9,484	$1,976	21%	$21,988	$17,144	$4,844	28%

Sales, general and administrative expenses for the three and six months ended June 30, 2017, increased due to an increase in salaries and related expenses as we ramp up our sales and marketing operations globally.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to sales, general and administrative expenses were $12,000 and $748,000 for the three months ended June 30, 2017 and 2016, respectively, and $29,000 and $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

Sales, general and administrative expenses include non-cash equity-based compensation of $3.0 million and $1.8 million for the three months ended June 30, 2017 and 2016, respectively, and $5.5 million and $3.3 million for the six months ended June 30, 2017 and 2016, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees and stock option grants.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Loss from operations	$(16,423)	$(17,889)	$1,466	(8)%	$(30,734)	$(33,061)	$2,327	(7)%

For the three and six months end June 30, 2017, loss from operations decreased as a result of the Company capitalizing inventory in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

Loss from operations include non-cash equity-based compensation of $4.2 million and $2.2 million for the three months ended June 30, 2017 and 2016, respectively, and $7.5 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and commercialize the Company’s products.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Total other income	$141	$23	$118	513%	$252	$121	$131	108%

Other non-operating income during the three and six months ended June 30, 2017, increased due to an increase in interest and dividends, which were offset by other components of other income.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision from income taxes	$(175)	$—	$(175)	100%	$(175)	$—	$(175)	100%

Due to net losses incurred, we have only recorded tax provisions related to tax liabilities generated by our foreign subsidiaries.
Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock. As of June 30, 2017, the Company had $135.2 million in cash and cash equivalents and available-for-sale securities, an increase of $57.5 million from $77.8 million at December 31, 2016. The primary reason for the change in these assets was a public offering that occurred during the six months ended June 30, 2017.

The Company is subject to a Lease Agreement with Pima County of Arizona. The future minimum lease payments under the Lease Agreement are included in Item 1, Note 16, Commitments.

As of June 30, 2017, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for the six months ended June 30, 2017, and 2016:

Cash Flow Summary (in thousands)
	Six Months Ended
	June 30,	June 30,	Increase (Decrease)
	2017	2016
Net cash used in operating activities	$(28,091)	$(28,087)	$(4)
Net cash used in investing activities	(16,014)	(55,238)	39,224
Net cash provided by financing activities	87,272	259	87,013

The net cash used in operating activities was $28.1 million and $28.1 million for the six months ended June 30, 2017, and 2016, respectively. These losses are the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

The net cash used in investing activities was $16.0 million for the six months ended June 30, 2017, and is primarily comprised of purchases of available-for-sales securities, offset by sales and maturities of available-for-sale securities. Net cash used in investing activities was $55.2 million for the six months ended June 30, 2016, and is primarily comprised of purchases of available-for-sale investments, offset by sales and maturities of available-for-sale investments.

The net cash provided by financing activities was $87.3 million for the six months ended June 30, 2017, and is primarily comprised of proceeds from a public offering. The net cash provided by financing activities was $259,000 for the six months ended June 30, 2016, and was primarily comprised of the recovery of short swing profits from related parties, offset by common stock issuance cost.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest-sensitive financial instruments by approximately $521,000.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the six months ended June 30, 2017, in connection with the Company’s preparations to commercialize the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit the Company implemented additional internal controls related to revenue recognition and inventory.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). The appeal has been fully briefed and is scheduled for argument in September 2017.

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

ACCELERATE DIAGNOSTICS, INC.

August 7, 2017	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2017	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)