Form 10-Q
period 2017-09-30
Accelerate Diagnostics, Inc
filed 2017-11-07
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017

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

As of November 1, 2017 there were 55,397,563 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
Unaudited
(in thousands)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$34,431	$19,244
Investments	86,889	58,519
Trade accounts receivable	1,111	34
Inventory	7,341	—
Prepaid expenses	1,048	468
Other current assets	460	183
Total current assets	131,280	78,448
Property and equipment, net	4,690	4,258
Intellectual property, net	137	146
Total assets	$136,107	$82,852

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,369	$992
Accrued liabilities	3,733	3,009
Deferred revenue and income	1,081	35
Total current liabilities	6,183	4,036
Long-term deferred income	—	1,000
Total liabilities	$6,183	$5,036

Commitments and contingencies see Note 16, Commitments

Stockholders’ equity:
Common stock, $0.001 par value;
75,000,000 common shares authorized with 55,397,563 shares issued and outstanding on September 30, 2017 and 75,000,000 authorized with 51,516,309 shares issued and outstanding on December 31, 2016	55	52
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of September 30, 2017 and December 31, 2016	—	—
Contributed capital	355,458	255,257
Accumulated deficit	(225,676)	(177,289)
Accumulated other comprehensive (loss)	87	(204)
Total stockholders’ equity	129,924	77,816
Total liabilities and stockholders’ equity	$136,107	$82,852
See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Net sales	$828	$24	$2,058	$207

Cost of sales	191	—	352	—
Gross Profit	637	24	1,706	207

Costs and expenses:
Research and development	6,351	7,874	16,166	23,974
Sales, general and administrative	11,601	9,566	33,589	26,710
Total costs and expenses	17,952	17,440	49,755	50,684

Loss from operations	(17,315)	(17,416)	(48,049)	(50,477)

Interest expense and other	2	—	(3)	—
Foreign currency exchange loss	(40)	(42)	(73)	(115)
Interest and dividend income	323	159	612	353
Total other income	285	117	536	238

Net loss before income taxes	(17,030)	(17,299)	(47,513)	(50,239)
Provision from income taxes	(45)	—	(220)	—
Net loss	$(17,075)	$(17,299)	$(47,733)	$(50,239)

Basic and diluted net loss per share	$(0.31)	$(0.34)	$(0.89)	$(0.98)
Weighted average shares outstanding	55,316	51,239	53,603	51,216

Other comprehensive loss:
Net loss	$(17,075)	$(17,299)	$(47,733)	$(50,239)
Net unrealized gain loss on available-for-sale investments	(7)	(70)	(4)	11
Foreign currency translation adjustment	91	(8)	295	(8)
Comprehensive loss	$(16,991)	$(17,377)	$(47,442)	$(50,236)

See accompanying notes to financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENT OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(47,733)	$(50,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,595	1,745
Amortization of intangible assets	9	8
Amortization of investment discount	298	251
Equity-based compensation	10,970	6,591
Realized (gain) on sale of investments	—	(6)
Loss on disposal of property & equipment	3	—
(Increase) decrease in assets:
Accounts receivable	(1,077)	(82)
Inventory	(7,079)	—
Prepaid expense and other	(392)	525
Other current assets	(277)	(90)
Increase (decrease) in liabilities:
Accounts payable	359	103
Accrued liabilities	780	670
Deferred revenue and income	46	(83)
Net cash used in operating activities	(42,498)	(40,607)
Cash flows from investing activities:
Purchases of equipment	(2,055)	(2,301)
Purchases of available-for-sale securities	(68,423)	(73,585)
Sales of available-for-sale securities	9,522	8,716
Maturity of available-for-sale securities	30,049	14,955
Net cash used in investing activities	(30,907)	(52,215)
Cash flows from financing activities:
Issuance of common stock net issuance costs	83,741	80
Exercise of options and warrants	4,562	864
Common stock issuance costs	—	(814)
Payments on capital lease obligations	—	(13)
Recovery of related party short-swing profits	—	866
Net cash provided by financing activities	88,303	983

Effect of exchange rate on cash:	289	(15)

Increase (decrease) in cash and cash equivalents	15,187	(91,854)
Cash and cash equivalents, beginning of period	19,244	120,585
Cash and cash equivalents, end of period	$34,431	$28,731

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders’ equity or cash flows. In the current period presentation and the revised prior period presentation, depreciation and amortization expenses are reported as a component of the individual costs and expenses as part of the condensed consolidated statements of operations and comprehensive loss. The amount of depreciation and amortization expenses now reported as a component of research and development costs for the three months ended September 30, 2017 and 2016 were $303,000 and $342,000, respectively, and for the nine months ended September 30, 2017 and 2016 were $1,086,000 and $1,026,000, respectively. The amount of depreciation and amortization expenses now reported as a component of sales, general and administrative costs for the three months ended September 30, 2017 and 2016 were $168,000 and $259,000, respectively, and for the nine months ended September 30, 2017 and 2016 were $435,000 and $727,000, respectively.

In the current and revised prior period presentation, product sales and licensing and royalty revenues are reported as net sales as part of the condensed consolidated statements of operations and comprehensive loss. The amounts that have been reclassified had no effect on our net income, stockholders’ equity or cash flows.

Inventory

Inventory is stated at the lesser of cost or net realizable value, with cost determined on the first-in-first-out method. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense and spoilage are expensed as incurred and not included in overhead subject to capitalization. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration. The Company adopted Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory (Topic 310) Inventory on January 1, 2017. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The adoption did not have an effect on the Company’s consolidated financial statements.

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

Warranty

Instruments are typically sold with a one year limited warranty, while kits and accessories are typically sold with a sixty days limited warranty. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The expense incurred for these provisions is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting. This amendment clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. Historically, modifications to our share-based awards is rare. As such, we do not expect the application of this standard to have a significant impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers Deferral of the Effective Date, which deferred the effective date resulting in a new effective date for us of January 1, 2018. Early adoption is permitted. FASB has issued several other ASU’s which provide further guidance on Topic 606 and have the same effective date. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. We will implement ASU 2014-09 and all relevant subsequently issued ASU’s on Topic 606 concurrently on January 1, 2018, and are currently evaluating the transition method. We are carefully evaluating our existing revenue recognition practices to determine the extent to which our contracts in the scope of the guidance will be affected by the new requirements. The effects may include identifying performance obligations in existing arrangements, determining the transaction price and allocating the transaction price to each separate performance obligation. We will also establish practices to determine when a performance obligation has been satisfied, and recognize revenue in accordance with the new requirements. Given limited revenues have been recognized to date, we have not yet determined the effect of the standard on our future consolidated financial statements.

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

On January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed. On January 1, 2017, the Company started capitalizing pre-launch inventory. Additional information regarding inventory is included in Note 7, Inventory.

Prior to January 1, 2017, all pre-launch inventory was not capitalized because a future economic benefit could not be asserted. Costs associated with the Company’s purchase of inventory were reported as research and development costs, or if the inventory was used in marketing evaluations, as sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2017, and December 31, 2016.

	September 30, 2017
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents
Money market funds	$19,610	$—	$—	$19,610
Commercial paper	—	1,800	—	1,800
Total cash and cash equivalents	19,610	1,800	—	21,410
Investments:
Certificates of deposit	—	14,367	—	14,367
US Treasury securities	12,009	—	—	12,009
US Agency securities	—	7,485	—	7,485
Commercial paper	—	10,456	—	10,456
Asset-backed securities	—	5,024	—	5,024
Corporate notes and bonds	—	37,548	—	37,548
Total investments	12,009	74,880	—	86,889
Total assets measured at fair value	$31,619	$76,680	$—	$108,299

	December 31, 2016
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,970	$—	$—	$10,970
Investments:
Certificates of deposit	—	7,257	—	7,257
US Treasury securities	8,544	—	—	8,544
US Agency securities	—	4,501	—	4,501
Asset-backed securities	—	5,557	—	5,557
Corporate notes and bonds	—	32,660	—	32,660
Total investments	8,544	49,975	—	58,519
Total assets measured at fair value	$19,514	$49,975	$—	$69,489

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the nine months ended September 30, 2017.

NOTE 5. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and accounts receivable including receivables from major customers.

The Company’s main financial institution for banking operations held 76% and 57% of the Company’s cash and cash equivalents as of September 30, 2017, and December 31, 2016, respectively.

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at September 30, 2017, and December 31, 2016:

AVAILABLE-FOR-SALE INVESTMENTS
September 30, 2017
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$14,367	$—	$—	$14,367
US Treasury securities	12,035	—	(26)	12,009
US Agency securities	7,511	—	(26)	7,485
Commercial paper	10,456	—	—	10,456
Asset-backed securities	5,023	1	—	5,024
Corporate notes and bonds	37,577	—	(29)	37,548
Total	$86,969	$1	$(81)	$86,889

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2016
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$7,257	$—	$—	$7,257
US Treasury securities	8,553	1	(10)	8,544
US Agency securities	4,514	—	(13)	4,501
Asset-backed securities	5,554	3	—	5,557
Corporate notes and bonds	32,717	3	(60)	32,660
Total	$58,595	$7	$(83)	$58,519

The following table summarizes the maturities of the Company’s available-for-sale securities at September 30, 2017, and December 31, 2016:

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$60,999	$60,974	$45,391	$45,344
Due in 1-5 years	25,970	25,915	13,204	13,175
Total	$86,969	$86,889	$58,595	$58,519

Proceeds from sales of marketable securities (including principal paydowns), for the three months ended September 30, 2017 and 2016 were $3.0 million and $7.7 million, respectively, and for the for the nine months ended September 30, 2017 and 2016 were $9.5 million and $8.7 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were $6,000 of realized gains from sales of marketable securities for the three and nine months ended September 30, 2016, and no gross realized gains or losses from sales of marketable securities for the three and nine months ended September 30, 2017. The gross proceeds associated with the realized gains for the three and nine months ended September 30, 2016 were $7.2 million.
No other-than-temporary impairments are recorded as no material investment had a fair value that remained less than its cost for more than twelve months as of September 30, 2017, and there have been no other indicators of impairment. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

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

	September 30,	December 31,
	2017	2016
Raw materials	$4,607	$—
Work in process	429	—
Finished goods	2,305	—
Inventory, net	$7,341	$—

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at September 30, 2017, and December 31, 2016.

PROPERTY AND EQUIPMENT
(in thousands)
	September 30,	December 31,
	2017	2016
Computer equipment	$2,865	$2,270
Technical equipment	3,267	2,427
Facilities	3,512	3,387
Instruments	1,015	—
Capital projects in progress	464	1,010
Total property and equipment	$11,123	$9,094
Accumulated depreciation - other	(6,433)	(4,836)
Net property and equipment	$4,690	$4,258

Depreciation expense (which includes amortization of capital lease assets) for the three months ended September 30, 2017 and 2016 was $550,000 and $598,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $1.6 million and $1.7 million, respectively.
NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative sub-award amount is $885,000, under which the Company has invoiced a total of $740,000, which is recorded as an offset to research and development expenses. The amounts invoiced for the three months ended September 30, 2017 and 2016 were $180,000 and $8,000, respectively, and for the nine months ended September 30, 2017 and 2016 were $183,000 and $67,000, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of September 30, 2017, the Company has collected all of the $1.0 million in milestones. The full amount is recorded in current deferred revenue and income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire in January 2018, we will recognize the grant as an offset to expense. Further details are included in Note 10, Deferred Revenue and Income.

Arizona R&D Refundable Tax Credit Program

The Company received a “Certificate of Qualification” from the Authority, which allowed the Company a partial refund of research and development investments. The amounts incurred under this program are recorded as an offset to research and development expenses, and for the nine months ended September 30, 2017 and 2016 were $0 and $1.2 million, respectively, and no amounts were incurred for three months ended September 30, 2017 and 2016, respectively. If the amount received for this program is later determined to be incorrect or invalid, the excess may need to be repaid.

NOTE 10. DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of September 30, 2017, and December 31, 2016, follows:

Deferred Revenue and Income
(in thousands)
	September 30,	December 31,
	2017	2016
Products and services not yet delivered	$81	$35
Arizona Commerce Authority grant	1,000	—
Total current deferred revenue and income	$1,081	$35

Arizona Commerce Authority grant	—	1,000
Total long-term deferred income	$—	$1,000

We have received $1.0 million in milestone payments from the Authority under the Grant Agreement described in Note 9, License Agreements and Grants. As of September 30, 2017, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in January 2018.

NOTE 11. STOCK PURCHASE

In April 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC pursuant to which the Company agreed, among other things, to issue a warrant to purchase shares of the Company’s common stock. Further details of this agreement are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 28, 2017. As of December 31, 2016, there were warrants to purchase 415,871 shares unexercised. During the nine months ended September 30, 2017, warrants to purchase 370,307 shares were exercised at an exercise price of $2.00 per share. Proceeds from the exercise of such warrants totaling $741,000 are recorded as common stock and contributed capital in the condensed consolidated balance sheet. The remaining warrants to purchase 45,564 shares expired unexercised on June 26, 2017.

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

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stock and options to purchase our common stock to be antidilutive. As of September 30, 2017, and December 31, 2016, there were common stock options, restricted stock units and warrants exercisable for 7,472,734 and 7,313,245 shares of common stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 14. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the nine-month period ending September 30, 2017:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding December 31, 2016	6,857,124	$7.72
Granted	1,113,861	24.49
Forfeited	(131,167)	21.41
Exercised	(384,812)	9.93
Expired	(6,422)	24.45
Options Outstanding September 30, 2017	7,448,584	9.86

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

Black-Scholes Assumptions for Options Granted
	Three Months Ended
	September 30, 2017	September 30, 2016
Expected term (in years)	6.46	6.46
Volatility	74%	89%
Expected dividends	—	—
Risk free interest rates	2.02%	1.30%
Weighted average fair value	$15.74	$15.40

The following table shows summary information for outstanding options and options that are exercisable (vested) as of September 30, 2017:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable
Number of options	7,448,584	5,214,464
Weighted average remaining contractual term (in years)	6.32	5.40
Weighted average exercise price	$9.86	$6.02
Weighted average fair value	$7.31	$4.51
Aggregate intrinsic value (in thousands)	$96,074	$86,005

The following table summarizes restricted stock unit and restricted stock award activity during the nine-month period ending September 30, 2017:

Restricted Stock Unit (RSU) and Restricted Stock Award (RSA) Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs & RSAs Outstanding December 31, 2016	40,250	$20.91
Granted	1,911	22.40
Forfeited	—	—
Vested/released	(18,011)	21.07
RSUs & RSAs outstanding September 30, 2017	24,150	20.91

The expense recognized on the Company’s condensed consolidated statements of operations and comprehensive loss related to options is summarized below:

Equity-Based Compensation Expenses (in thousands)
	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of sales	$22	$—	$44	$—
Research and development	994	504	2,886	1,168
Sales, general and administrative	2,504	2,166	8,040	5,423
Equity-based compensation expense	$3,520	$2,670	$10,970	$6,591

As of September 30, 2017, $262,000 and $33,000 of equity-based compensation expense was a component of capitalized inventory and property and equipment respectively.

As of September 30, 2017, unrecognized equity-based compensation cost related to unvested stock options and unvested restricted stock units was $16.7 million and $216,000 respectively. This is expected to be recognized over the years 2017 through 2022.

As discussed in Note 1, we implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting on January 1, 2017. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis and, therefore, equity based compensation expense for the three and nine months ended September 30, 2017 has been calculated based on actual forfeitures in our condensed consolidated statements of operations and comprehensive loss, rather than our previous approach which was net of estimated forfeitures. Share-based compensation expense for the three and nine months ended September 30, 2016 is recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any. This change was accounted for using the modified retrospective transition method. This election resulted in a cumulative-effect adjustment which increased our accumulated deficit and additional paid-in capital by $655,000 for all outstanding awards as of January 1, 2017. We believe this election simplifies several aspects of the accounting for share-based payment transactions.

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

NOTE 15. INCOME TAXES

For the nine months ended September 30, 2017, the Company recorded a provision for income taxes of $220,000, which primarily related to a profitable foreign jurisdiction without any net operating loss carryforwards. The Company’s tax expense for the nine months ended September 30, 2017 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $47.5 million as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At September 30, 2017, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. The Company provided a full valuation allowance against its deferred tax assets as future realization of such assets is not more likely than not to occur.

At September 30, 2017, the Company had gross unrecognized tax benefits of $1.1 million. The Company is not currently under examination by taxing authorities and does not believe the amount of unrecognized tax benefits will significantly increase or decrease over the next 12 months.

NOTE 16. COMMITMENTS

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions the last of which expires in 2022. Total rent expense, including common area charges was $308,000 and $286,000 for the three months ended September 30, 2017 and 2016, respectively, and for the nine months ended September 30, 2017 and 2016 was $933,000 and $826,000, respectively. Future minimum lease payments under operating lease agreements are as follows:

Operating Lease Obligations (in thousands)
Year ending December 31:
2017	$264
2018	1,022
2019	180
2020	65
2021	30
Thereafter	4
Total operating lease obligations	$1,565

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company’s negligence, willful misconduct or misrepresentation. The Company incurred clinical trial expense of $0 and $354,000 for the three months ended September 30, 2017 and 2016, respectively, and $27,000 and $1.8 million for the nine months ended September 30, 2017 and 2016, respectively. The expense incurred as part of the clinical trial is included in research and development on the condensed consolidated statements of operations and comprehensive loss.

Legal Matters

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). On September 13, 2017, Plaintiff voluntarily dismissed the appeal and the case has been dismissed with prejudice.

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

The Accelerate Pheno™ system utilizes genotypic technology to identify, or “ID,” infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing, or “AST,” which determines whether live bacterial or fungal cells are resistant or susceptible to a particular antimicrobial agent. The Accelerate PhenoTest™ BC Kit provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. The Accelerate PhenoTest™ BC Kit is a highly multiplexed panel targeting over 80% of the routine and significant pathogens causing blood stream infections and over 90% of the antibiotics useful in treating those pathogens.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit in the United States. The Accelerate PhenoTest™ BC kit includes 140 assays for both identification and susceptibility testing, of which 116 were cleared by the FDA and 24 assays are available in a Research Use Only mode of the software.

Changes in Results of Operations: Three and nine months ended September 30, 2017 compared to three and nine months ended September 30, 2016

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Net sales	$828	$24	$804	3,350%	$2,058	$207	$1,851	894%

For the three and nine months ended September 30, 2017, total revenues increased due to sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Cost of sales	$191	$—	$191	100%	$352	$—	$352	100%
Gross Profit	$637	$24	$613	2,554%	$1,706	$207	$1,499	724%

For the three and nine months ended September 30, 2017, cost of sales and gross profit increased as a result of the Company capitalizing inventory in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

Inventory without a cost basis was sold to customers during the three and nine months ended September 30, 2017. This inventory was comprised of pre-launch inventory previously not capitalized, and expensed in a previous period. Cost of sales associated with this inventory during the three and nine months ended September 30, 2017, would have been an additional $244,000 and $611,000, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$6,351	$7,874	$(1,523)	(19)%	$16,166	$23,974	$(7,808)	(33)%

Research and development expenses for the three and nine months ended September 30, 2017, decreased as compared to the same periods in the prior year as a result of clinical trial expenses not recurring in the current periods. Additionally, on January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit. As a result, the Company started capitalizing pre-launch inventory for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit on January 1, 2017. Prior to January 1, 2017, all pre-launch inventory was not capitalized, because a future economic benefit couldn’t be asserted.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to research and development were $225,000 and $795,000 for the three months ended September 30, 2017 and 2016, respectively, and $376,000 and $3.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Research and development expenses include non-cash equity-based compensation of $1.0 million and $504,000 for the three months ended September 30, 2017 and 2016, respectively, and $2.9 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees and stock option grants.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales, general and administrative	$11,601	$9,566	$2,035	21%	$33,589	$26,710	$6,879	26%

Sales, general and administrative expenses for the three and nine months ended September 30, 2017, increased due to an increase in salaries and related expenses as we ramp up our sales and marketing operations globally.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to sales, general and administrative expenses were $11,000 and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $40,000 and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

Sales, general and administrative expenses include non-cash equity-based compensation of $2.5 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively, and $8.0 million and $5.4 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees and stock option grants.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Loss from operations	$(17,315)	$(17,416)	$101	(1)%	$(48,049)	$(50,477)	$2,428	(5)%

For the three and nine months end September 30, 2017, loss from operations decreased as a result of the Company capitalizing inventory in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

Loss from operations include non-cash equity-based compensation of $3.5 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $11.0 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively. This loss and further losses are anticipated and was the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and commercialize the Company’s products.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Total other income	$285	$117	$168	144%	$536	$238	$298	125%

Other non-operating income during the three and nine months ended September 30, 2017, increased due to an increase in interest and dividends, which were offset by other components of other income.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Provision from income taxes	$(45)	$—	$(45)	100%	$(220)	$—	$(220)	100%

Due to net losses incurred, we have only recorded tax provisions related to tax liabilities generated by our foreign subsidiaries.
Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock. As of September 30, 2017, the Company had $121.3 million in cash and cash equivalents and available-for-sale securities, an increase of $43.6 million from $77.8 million at December 31, 2016. The primary reason for the change in these assets was a public offering that occurred during the nine months ended September 30, 2017.

The Company is subject to lease agreements. The future minimum lease payments under theses lease agreements is included in Item 1, Note 16, Commitments.

As of September 30, 2017, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2017, and 2016:

Cash Flow Summary (in thousands)
	Nine Months Ended
	September 30,	September 30,	Increase (Decrease)
	2017	2016
Net cash used in operating activities	$(42,498)	$(40,607)	$(1,891)
Net cash used in investing activities	(30,907)	(52,215)	21,308
Net cash provided by financing activities	88,303	983	87,320

The net cash used in operating activities was $42.5 million and $40.6 million for the nine months ended September 30, 2017, and 2016, respectively. These losses are the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and prepare to commercialize the Company’s products.

The net cash used in investing activities was $30.9 million for the nine months ended September 30, 2017, and is primarily comprised of purchases of available-for-sales securities, offset by sales and maturities of available-for-sale securities. Net cash used in investing activities was $52.2 million for the nine months ended September 30, 2016, and is primarily comprised of purchases of available-for-sale investments, offset by sales and maturities of available-for-sale investments.

The net cash provided by financing activities was $88.3 million for the nine months ended September 30, 2017, and is primarily comprised of proceeds from a public offering. The net cash provided by financing activities was $983,000 for the nine months ended September 30, 2016, and was primarily comprised of the recovery of short swing profits from related parties, offset by common stock issuance cost and the exercise of options and warrants.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest-sensitive financial instruments by approximately $789,000.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2017, in connection with the Company’s preparations to commercialize the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit the Company implemented additional internal controls related to revenue recognition and inventory.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 19, 2015, a putative securities class action lawsuit was filed against Accelerate Diagnostics, Inc., Lawrence Mehren, and Steve Reichling, Rapp v. Accelerate Diagnostics, Inc., et al., U.S. District Court, District of Arizona, 2:2015-cv-00504. The complaint alleges that we violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5, by making false or misleading statements about our Accelerate Pheno™ system, formerly called the BACcel System. Plaintiff purports to bring the action on behalf of a class of persons who purchased or otherwise acquired our stock between March 7, 2014, and February 17, 2015. On June 9, 2015, Julia Chang was appointed Lead Plaintiff of the purported class. On June 23, 2015, Plaintiff filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by making false or misleading statements or omissions about our ID/AST System and by allegedly employing schemes to defraud. Plaintiff sought certification of the action as a class action, compensatory damages for the class in an unspecified amount, legal fees and costs, and such other relief as the court may order. Defendants moved to dismiss the amended complaint on July 21, 2015. The Court granted the motion and dismissed the case with prejudice on January 28, 2016. On February 26, 2016, Plaintiff filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit, which challenges the dismissal of the amended complaint. Chang v. Accelerate Diagnostics, Inc., et al., No. 2:15-CV-00504-SPL (9th Cir. filed Feb. 26, 2016). On September 13, 2017, Plaintiff voluntarily dismissed the appeal and the case has been dismissed with prejudice.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.2	Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

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

ACCELERATE DIAGNOSTICS, INC.

November 7, 2017	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2017	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)