Form 10-K
period 2017-12-31
Accelerate Diagnostics, Inc
filed 2018-03-01
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑
Accelerated filer	☐
Non-accelerated file	☐ (Do not check if a smaller reporting company)
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $841.8 million based on the closing price quoted on the NASDAQ Stock Market.

There were 55,766,359 shares of common stock of the registrant outstanding as of February 23, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K“) to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc.

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

The following discussion should be read in conjunction with the Company’s audited financial statements and related notes included elsewhere herein. The Company’s future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission, including but not limited to the risks in the section entitled “Risk Factors” in this Form 10-K, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

PART I

Item 1. Business

Overview

Accelerate Diagnostics, Inc. (“Accelerate”) is an in vitro diagnostics company dedicated to providing solutions that improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections. Microbiology laboratories are in need of new tools to address what the U.S. Centers for Disease Control and Prevention calls one of the most serious healthcare threats of our time, antibiotic resistance. A significant contributing factor to the rise of resistance is the overuse and misuse of antibiotics, which is exacerbated by a lack of timely diagnostic results. The delay of identification and antibiotic susceptibility results is often due to the reliance by microbiology laboratories on traditional culture-based tests that often take two to three days to complete. Our technology platform is built to address these challenges by delivering significantly faster and more accurate testing of infectious pathogens in various patient sample types.

Since 2004, we have focused our efforts on the research, development, and commercialization of an innovative rapid diagnostic platform, the Accelerate Pheno™ system. The Accelerate Pheno™ system utilizes genotypic technology to identify (ID) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing, (AST) which determines whether live bacterial and fungal cells are resistant or susceptible to a particular antibiotic. The Accelerate PhenoTest™ BC Kit provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. The Accelerate PhenoTest™ BC Kit is a highly multiplexed panel targeting over 80% of the routine and significant pathogens causing blood stream infections and over 90% of the antibiotics useful in treating those pathogens.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted our de novo request to market our Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit.

In 2017, we began selling the Accelerate Pheno™ system in hospitals in the United States, Europe, and the Middle East. Consistent with the Company's business model revenues were generated from the sale of the instrument and the sale of single use consumable test kits.

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

This strategic direction required the Company to raise additional capital. In June 2012, the Company raised

$14.4 million through the sale of common stock to Abeja Ventures, LLC. In March 2013, the Company obtained additional capital through the exercise of warrants issued to Abeja Ventures, LLC in the aggregate amount of $20.1 million. In August 2013, the Company completed a rights offering that raised gross proceeds of $20.0 million. In April 2014, the Company completed a rights offering that raised gross proceeds of $45.0 million. In December 2015, the Company completed a publicly marketed common stock offering that raised gross proceeds of $109.3 million. In May 2017, the Company completed another publicly marketed common stock offering that raised additional gross proceeds of $89.0 million.

Clinical Need

Antibiotic resistance has a significant healthcare impact, costing the U.S. an estimated $55 billion per year in healthcare and productivity costs. This estimate includes $20 billion in direct costs and $35 billion in indirect costs, such as lost productivity and sick days. Increasing infection rates and misuse of antibiotics results in serious treatment complications. Recent studies have shown that the number of hospital-acquired infections in the United States ranges from 214,700 to 1.4 million per year, contributing to an estimated 75,000 deaths per year. According to the CDC, there are approximately 2 million illnesses per year attributable to antibiotic resistance. Moreover, inappropriate antibiotic use is widespread. Of the approximately 35 million patients admitted to U.S. hospitals each year, 56% are put on empiric antibiotic therapy, of which more than half are on inappropriate or unnecessary antibiotics.

AST is designed to address these challenges by delivering significantly faster and more accurate testing of infectious pathogens in various patient sample types. Studies have shown that even a modest decrease in the time it takes to deliver an AST result correlates to reduced length and cost of hospital stay per patient. One such study showed that a five hour reduction in the time to receive an AST result delivered a two-day reduction in length of stay and a reduction in patient treatment costs of $1,750 per patient. Based on our analysis, we estimate that the Accelerate Pheno™ system is capable of delivering clinically-actionable results in approximately 19 hours from the time a blood sample is received by the laboratory, while current solutions often require 2-3 days to deliver these results. Recent studies have established that the Accelerate Pheno™ system is between 24 and 36 hours faster to identification results and 36 to 54 hours faster to AST results.

Market Opportunity

Recent reports have indicated estimated compound annual growth rates in the Global Hospital Acquired Infections Testing Market, which we believe includes the market segment in which we operate, of 19.1% over the next decade. We believe this growth is driven by the entrance of new technologies coupled with higher volumes due to enhanced screening, immune-compromised patients and increasing challenges with multidrug-resistant organisms. Across North America, Europe and Asia Pacific geographies, we estimate there are over 16 million high-acuity tests completed annually across various sample types including blood, respiratory, urine, intra-abdominal and other sterile body fluids. We estimate there are over 5 million high-acuity tests annually for blood culture samples globally, including over 4 million in North America, Europe and various countries in the Asia Pacific region.

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

Certain recent government initiatives are complementary to the Accelerate Pheno™ system. Centers for Medicare and Medicaid Services (“CMS”) programs designed to decrease hospital-acquired infections directly impact hospital budgets via reimbursement cuts, incentivizing providers to enhance infection-management protocols. These programs include the Medicare Hospital-Acquired Condition Reduction Program and the Hospital Readmissions Reduction Program. Similarly, on March 27, 2015, the White House released the National Action Plan for Combating Antibiotic-Resistant Bacteria, which directly and indirectly promotes rapid susceptibility testing. The plan identifies several milestones to accomplish this goal, such as calling on the National Institutes of Health to fund new projects and provide prizes aimed at the development of rapid diagnostic tests that characterize antibiotic susceptibility and improve antibiotic stewardship; mandating implementation of antibiotic stewardship programs by all hospitals participating in Medicare and Medicaid; and calling on the FDA and CMS evaluate new regulatory pathways to promote development and adoption of innovative infectious disease diagnostics. The antibiotic stewardship programs are being implemented by many hospitals in advance of the 2020 implementation deadline.

Products

The Accelerate Pheno™ system is the Company’s first in vitro diagnostic platform and is intended for the identification and antibiotic susceptibility testing of pathogens most commonly associated with serious or health care-associated infections, including Gram-positive and Gram-negative organisms as well as yeast. The system leverages long-accepted bacteriological testing principles enhanced by proprietary technology and automation enabling the analysis of live microbial cells. It detects and identifies pathogens directly from a single patient sample followed by antimicrobial susceptibility testing based on the identification results. Antimicrobial susceptibility is determined by morphokinetic cellular analysis (“MCA”), a process that evaluates the change of individual cells and microcolonies in response to a range of antibiotics over time. The system’s combined technologies and automation dramatically reduce the need for time-consuming traditional bacterial culturing, thus eliminating the major source of delay with current testing methods. Identification results are typically available within 90 minutes of presenting the patient sample to the system, and susceptibility results, including minimum inhibitory concentrations (“MIC”), are available about 5 five hours after identification results. In the case of our first test kit for positive blood culture samples, a blood culture screening step is required, which we estimate takes an average of approximately twelve hours to complete before the sample is introduced to the Accelerate Pheno™ system. This combined turnaround time is a significant improvement over the multiple days currently required to obtain AST results, with MIC details, using conventional testing methods.

The Accelerate Pheno™ system features walk-away automation and consists of a fixed instrument and proprietary single-use test kit. The instrument consists of module(s) connected to a single analysis computer, which allows hospitals to acquire various numbers of modules to address their particular test volume. In order to run a patient sample on the Accelerate Pheno™ system a laboratory technician would pipette the patient sample into our system, insert the Accelerate PhenoTest™ BC Kit, and initiate the run. In the case of our initial test, a positive blood culture sample is introduced to the system through pipetting directly from the blood culture bottle into our Accelerate PhenoTest™ BC Kit.

The Accelerate Pheno™ system is the result of over a decade of technology development and several years of instrument design and engineering. The system comprises of custom-engineered functional components, including a robotic pipettor for fluidic manipulation, an optical system with both dark-field and fluorescent illumination, and an imaging system. These sensor components, among others, are used in the four processes that follow, each of which is a crucial component in delivering the rapid ID and AST results.

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

•
Identification testing via fluorescent in situ hybridization (FISH). The now immobilized cells are tested with our proprietary FISH probes to enable identification. Because the genetic sequences of bacteria are distinctive, the binding of fluorescently labeled probes indicates the presence of a specific target sequence of RNA associated with a single or group of bacterial species or yeasts. When the probe finds a targeted sequence, it binds to it—generating a fluorescent signal—which is visible by the imaging system on the Accelerate Pheno™ system. Positive fluorescent signals from more than one target probe indicate polymicrobial samples and a universal bacterial stain discriminates target from non-target bacteria or fungi. The identification result is presented on the Accelerate Pheno™ system's graphic user interface in approximately 90 minutes from the introduction of the sample into the Accelerate Pheno™ system.

•
Susceptibility testing via live-cell optical analysis. With the identification of the pathogen known, the system’s software determines the antibiotic panel to be used for susceptibility testing. These antibiotics, growth media, and additional patient sample are introduced to additional channels on the optical cassette. Finally, our proprietary imaging platform and algorithms determine the minimum inhibitory concentration of the bacteria by observing which antibiotics arrested live cell growth and led to cell death and which antibiotics were ineffective in ceasing live cell growth. The susceptibility test result is presented approximately five hours after the conclusion of the identification test.

The Accelerate Pheno™ system has been the subject of dozens of scientific posters and studies. Recent studies and associated publications have covered subjects including time savings, performance, and opportunity rates for clinical interventions. Published study abstracts and links to full papers are available on our website at http://acceleratediagnostics.com/updates/#publications.

Research and Development

The Company plans to continue making significant investments in the research and development of new applications for existing technologies and in the research and development of new complementary technologies.

Since the completion and launch of the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit, the Company has focused on product improvements and the development of additional test kits to address opportunities in sample types including but not limited to respiratory, urine, intra-abdominal and other sterile body fluids. Similar to the Accelerate PhenoTest™ BC Kit, the objective is to develop test kits that work seamlessly on the Accelerate Pheno™ system and deliver substantial benefits to the microbiology laboratory and to physicians in the treatment of serious infections. Proof of concept research has already been completed on some of these sample types, which are in various stages of research and development.

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

The Company's research and development expense for the years ended December 31, 2017, 2016 and 2015, is included in the consolidated statement of operations and comprehensive loss.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno™ system and is, thus, very important to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, automated immobilization process, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno™ system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing” was issued on March 11, 2008. The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2017, we had 36 issued patents worldwide, including 17 patents issued in the United States and 19 issued outside the United States. Our patents are set to expire on various dates in 2022 through 2032. Additionally, as of December 31, 2017, we had 24 patent applications pending worldwide, including 11 U.S. applications and 13 applications outside the United States. The Company believes that its patent suite would make it difficult for any other company to conduct rapid antibiotic susceptibility testing of individual pathogens utilizing our technology. From a trademark perspective, we had 20 pending and 15 registered marks protecting our brand and prospective products both domestically and internationally.

Sales, Marketing, and Distribution

The target customer for our products is hospital microbiology laboratories that perform identification and antibiotic susceptibility testing. Globally, the vast majority of hospitals with an intensive care unit have such a laboratory. In general, we utilize our own sales force to market the Accelerate Pheno™ system directly to our targeted customers. However, in select geographies, we plan to use third-party distributors to market the product.

The business while not seasonal is influenced by the timing of hospital budget and tender approval cycles which vary by geography. Due to the relatively long sales cycles back-logs are not typical and inventory is managed based on an estimation of demand forecasts.

Competition

To the best of our knowledge, no other company has a single product with capabilities matching those of the Accelerate Pheno™ system. The leading companies with automated microbiological testing products include Becton, Dickinson and Company (“BD”), bioMerieux, Danaher Corporation (“Danaher”), Bruker Corporation, Luminex Corporation, T2 Biosystems, Abbott and Thermo Fisher Scientific’s subsidiary TREK Diagnostics Systems, Inc. (“TREK”). These companies provide products for the broad-based culturing and analysis of a wide variety of bacteria. However, only BD, bioMerieux, Danaher and TREK market products that perform AST, and we believe that none of our competitors’ products is able to provide AST results as quickly as the Accelerate Pheno™ system.

Our competitors’ AST products require purified bacterial strains or “isolates” for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. We believe these standard culturing methods, including enrichment growth and colony isolation, cannot achieve the speed that the Accelerate Pheno™ system provides.

Potential competitors for rapid AST have recently made announcements at various trade shows, including - but not limited to - Quantamatrix and Lifescale. While we do not have visibility into all of these companies’ respective stages of development, we believe these are early stage and will require years to achieve FDA approval.

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

FDA Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States must first receive 510(k) clearance, approval of a reclassification petition or de novo classification request, or pre-market approval from the FDA, unless specifically exempted by the FDA. The FDA categorizes medical devices into one of three classes - Class I, II, or III - based on their risks and the regulatory controls necessary to provide a reasonable assurance of safety and effectiveness. Class I devices generally pose the lowest risk to the patient and/or user and Class III devices pose the highest risk. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Generally, in order to market or commercially distribute a Class I, II, and III device intended for human use in the United States, for which a Premarket Approval application (PMA) is not required, one must submit a 510(k) to FDA unless, as noted, the device is exempt from the 510(k) pre-market notification requirements of the FDCA. Per the FDA, generally, most Class I devices are exempt from Premarket Notification 510(k); most Class II devices require Premarket Notification 510(k); and most Class III devices require a PMA.

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

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent to a predicate device. FDASIA streamlined the de novo classification pathway by permitting manufacturers to also request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of such a direct de novo request; however this time period can be extended if questions and/or requests for additional information are asked of the applicant. If the manufacturer seeks classification into Class II, the manufacturer should include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject a de novo request if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k), determines that the device is not low-to-moderate risk, or determines that general controls would be inadequate to control the risks and special controls cannot be developed.

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

•
labeling regulations and various statutory provisions, which prohibit false or misleading labeling, as well as the promotion of products for unapproved or “off-label” uses, and impose other restrictions on labeling; and

•
post-market reporting requirements, which require that manufacturers report to the FDA deaths, serious injuries, and malfunctions that, if they were to recur, could lead to death or serious injury, recalls, and corrective field actions.

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

Other Healthcare Laws

With the FDA’s granting of our de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit, we are actively commercializing the Accelerate Pheno™ system. Such business activities, including the activities of any third-party distributors that we retain, will be subject to additional healthcare laws and regulations and related enforcement by the federal government as well as the governments of states and foreign jurisdictions where we conduct our business. These laws and regulations include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician payment transparency laws and regulations. Violations of these laws or regulations can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. The following discussion describes certain federal and state healthcare laws and regulations that may impact our operations and the operations of our customers, but is not intended to be an exhaustive discussion of all potentially applicable federal and state health laws and regulations.

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

The federal False Claims Act imposes liability on any person or entity that knowingly presents or causes to be presented a false or fraudulent claim for payment to, or approval by, the U.S. government. Liability under the False Claims Act can give rise to treble damages and civil penalties of up to $21,916 per claim. In addition to actions initiated by the government itself, the qui tam provisions of the False Claims Act authorize private individuals to bring False Claims Act actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in a percentage of the recovery. In recent years, the government and qui tam relators have initiated suits resulting in multi-million and multi-billion dollar settlements under the False Claims Act in addition to criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government and qui tam relators will continue to devote substantial resources and use the False Claims Act to investigate and prosecute healthcare companies’ compliance with applicable fraud and abuse laws.

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

The Physician Payment Sunshine Act, implemented by Section 6002 of the Affordable Care Act, imposes transparency requirements on certain manufacturers, referred to as “applicable manufacturers,” of drugs, devices, biological, or medical supplies for which payment is available under Medicare, Medicaid, the Children’s Health Insurance Program (“CHIP”), or a waiver of a plan offered under CHIP. Applicable manufacturers must track and report to the CMS certain payments or “transfers of value” provided to U.S. licensed physicians and teaching hospitals during the preceding calendar year, as well as certain ownership and investment interests held by U.S. licensed physicians and their immediate family members. CMS releases the reported data on a public website on an annual basis. Failure to report as required under the Physician Payment Sunshine Act could subject applicable manufacturers to significant financial penalties, while tracking and reporting the required payments and transfers of value may result in considerable administrative expense. Several states currently have similar laws, and more states may enact similar legislation, some of which may be broader in scope. For example, certain states require the implementation of compliance programs, compliance with industry ethics codes, implementation of gift bans, and spending limits, and/or reporting of gifts, compensation, and other remuneration to healthcare professionals.

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

In the United States, the Affordable Care Act (“ACA”), enacted in March 2010, made changes that are expected to have a continued and significant impact on the medical device industry and clinical laboratories, including the way healthcare is delivered and financed by governmental and private insurers. For example, the legislation provided for reductions in the Medicare clinical laboratory fee schedule and, since 2013 (with exception of a moratorium period from January 1, 2016 through December 31, 2019), has required that certain medical device manufacturers pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices.

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

Operations

In January 2013, we relocated our headquarters from Denver, Colorado, to Tucson, Arizona, where we currently lease approximately 52,092 square feet of office, manufacturing and laboratory space. Further information regarding our Tucson facility is included in Item 2. Properties included elsewhere in this report, and details regarding our lease arrangement are included in Item 8, Note 17, Commitments and Contingencies to the audited consolidated financial statements included elsewhere in this report.

We assemble the Accelerate Pheno™ system instrument and Accelerate PhenoTest™ BC Kit in our facilities in Tucson, Arizona. The Accelerate Pheno™ system requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. We own the necessary production tooling and believe that we will be able to qualify secondary sources as needed to support future demand for the Accelerate Pheno™ system.

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

Employees

We have 239 employees as of December 31, 2017. We have not entered into any collective bargaining agreements and consider our labor practices and employee relations to be good.

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

Risks Related to Our Business and Strategy

Our future profitability and continued existence is dependent in large part upon the successful commercialization of the Accelerate Pheno™ system and further development and commercialization of complimentary products.

Our principal business strategy involves the successful commercialization of the Accelerate Pheno™ system, development of associated test kits and the future development and commercialization of complimentary products. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79 EC and CE Mark of the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit for in vitro diagnostic use and on February 23, 2017, received FDA clearance of the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit. We have and will continue to dedicated a significant amount of resources to market and sell the Accelerate Pheno™ system. Likewise we plan to continue our investment in additional test kit development and commercialization of the Accelerate Pheno™ system in the United States and other jurisdictions in which we intend to pursue marketing authorization. There can be no assurance that we will successfully commercialize the Accelerate Pheno™ system, associated Accelerate PhenoTest™ BC Kit, or further develop and commercialize complimentary products. We may be required to expend significantly more resources than planned in this process, and as a result we may have to cease investing in the Accelerate Pheno™ system or developing other products.

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

We are developing additional uses for the Accelerate Pheno™ system, including the ability to test on additional specimen types (e.g., respiratory, urine, and intra-abdominal samples). We may have problems applying our technologies to additional specimen types, and our new applications may not be as effective in detection as our initial applications. We may also encounter difficulties obtaining regulatory approval for additional uses of the Accelerate Pheno™ system. Any failure or delay in launching new applications may compromise our ability to achieve our growth objectives.

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

We have received limited revenue from sales of the Accelerate Pheno™ system, Accelerate PhenoTest™ BC Kit, and products using our OptiChem technology, and have discontinued efforts to develop and actively market OptiChem and our other surface chemistry products. During the years ended December 31, 2017, 2016 and 2015, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of the Accelerate Pheno™ system, and there can be no assurance that we will be successful. If we are unsuccessful in generating revenues from such product, we will likely continue to experience losses from operations and negative cash flow as we have in the past.

Until we received FDA approval to market the Accelerate Pheno™ system, we were a development-stage company and therefore incurred significant losses in recent years. While we are in the early years of commercializing the Accelerate Pheno™ system, we may continue to incur losses. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant costs in connection with the development and commercialization of our technology, and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. We have incurred significant losses in recent years and may incur losses in the future. Although we can now begin to commercialize our technology, we expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing and expanding a dedicated sales force and other marketing efforts for the Accelerate Pheno™ system. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our product, future product development and our market penetration and margins. If we are unsuccessful in generating revenues from the Accelerate Pheno™ system, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

We have limited experience in marketing and selling the Accelerate Pheno™ system.

We have limited experience marketing and selling the Accelerate Pheno™ system. We have established an initial sales force to market the Accelerate Pheno™ system directly to our target customers, and we plan to continue to build this sales force. In select geographies outside of the United States and Europe, we may also use third-party distributors to market our product.

Our future sales will depend in large part on our ability to successfully establish an effective sales force. Because we have no experience in marketing and selling the Accelerate Pheno™ system, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle of our potential customers is unproven.

Moreover, we do use third-party distribution partners for certain geographic areas outside of the United States and Europe, and there is no guarantee that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell the Accelerate Pheno™ system effectively or may choose to favor marketing the products of our competitors. If distributors do not perform adequately, or if we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize our full potential for sales and growth in these areas.

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

We generate a portion of our future revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

We market and sell the Accelerate Pheno™ system in other countries outside of the United States. In order to market our products in certain foreign jurisdictions, we, or our distributors or partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical studies and commercial sales and distribution of our products. The approval procedure varies among countries and can involve additional testing. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all, which could harm our ability to expand into markets outside the United States. In addition, engaging in international business involves a number of other difficulties and risks, including:

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners, vendors and other agents. Misconduct by these parties could include intentional, reckless or negligent failures to: (i) comply with the laws and regulations of the FDA, CMS, the HHS Office of Inspector General, Office for Civil Rights and other similar foreign regulatory bodies; (ii) provide true, complete and accurate information to the FDA and other similar regulatory bodies; (iii) comply with manufacturing requirements of the FDA and other similar regulatory bodies and manufacturing standards we have established; (iv) comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or (v) report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, unauthorized use of protected health information and data breaches, and other abusive practices. These laws may restrict or prohibit a wide range of activities related to pricing, discounting, marketing and promotion, patient support, royalty, consulting, research and other business arrangements, as well as the improper use of patient information obtained in the course of clinical studies. We currently have a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, corporate integrity agreements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

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

We also plan to introduce additional test kits for use on the Accelerate Pheno™ system to enable its use with other sample types (e.g., blood, respiratory, urine, and intra-abdominal samples), and plan to invest in the development of additional instruments, tests and other microbiology solutions. If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand, we may not be able to continue to grow or we may grow at a slower pace than expected.

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

Risks related to our intellectual property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We own or exclusively license 17 issued U.S. patents and 11 pending U.S. patent applications, including provisional and non-provisional filings. We also own 32 pending or granted non-U.S. counterpart patent applications. We own 35 pending and registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

Even if patents do successfully issue and even if such patents cover our products and technologies, we cannot assure you that other parties will not challenge the validity, enforceability or scope of such issued patents in the United States and in foreign countries, including by proceedings such as reexamination, inter-partes review, interference, opposition, or other patent office or court proceedings. The strength of patents in our field involves complex legal and scientific questions. Moreover, we cannot assure you that if such patents were challenged in court or before a regulatory agency that the patent claims will be held valid, enforceable, to be sufficiently broad to cover our technologies or to provide meaningful protection from our competitors. Nor can we assure you that the court or agency will uphold our ownership rights in such patents. Accordingly, we cannot guarantee that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or narrowing of claim scope, such that we could be deprived of patent protection necessary for the successful commercialization of our products and technologies, which could adversely affect our business. To this end, we note that one of our issued European Patents, EP No. 1831692, is the subject of an Opposition proceeding within the European Patent Office. The Opposition, filed by our competitor bioMerieux, alleges that, inter alia, this issued patent claims subject matter that lacks novelty and inventive step in view of the state of the art at the time of filing. We disagree with bioMerieux’s contentions, and intend to vigorously defend our patent as properly issued by the European Patent Office. Our initial filing in response to bioMerieux’s allegations is due by early May 2018. After any additional briefing by both Parties to the Opposition, an oral hearing before the European Patent Office may be scheduled, which we do not anticipate arising until some point in 2019. Should we fail in our defense against bioMerieux’s allegations, the opposed patent potentially could be revoked or the claims may be amended such that they no longer cover aspects of our commercialized products.

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

Risks related to government regulation

Legislative and Administrative Action May Have an Adverse Effect on Our Company

Political, economic and regulatory influences are subjecting the health care industry in the U.S. to fundamental change. We cannot predict what other legislation relating to our business or to the health care industry may be enacted, including legislation relating to third-party reimbursement, or what effect such legislation may have on our business, prospects, operating results and financial condition. We expect federal and state legislators to continue to review and assess alternative health care delivery and payment systems, and possibly adopt legislation affecting further changes in the health care delivery system. Such laws may contain provisions that may change the operating environment for hospitals and managed care organizations. Health care industry participants may react to such legislation by curtailing or deferring expenditures and initiatives, including those relating to our products. Future legislation could result in modifications to the existing public and private health care insurance systems that would have a material adverse effect on the reimbursement policies discussed above. With growing pressures on government budgets due to the current economic downturn, government efforts to contain or reduce health care spending are likely to gain increasing emphasis. It is uncertain what impact the presidency of Donald Trump will have on health care spending in light of his promise to repeal the Affordable Care Act. If enacted and implemented, any measures to restrict health care spending could result in decreased revenue from our products and decrease potential returns from our research and development initiatives. Furthermore, we may not be able to successfully neutralize any lobbying efforts against any initiatives we may have with governmental agencies.

We and our suppliers, contract manufacturers and customers are subject to various governmental laws and regulations, and we may incur significant expenses to comply with, and experience delays in our product commercialization as a result of, these laws and regulations.

Our operations are affected by various state, federal, and international healthcare, environmental, anti-corruption, fraud and abuse (including anti-kickback and false claims laws), privacy, and employment laws as well as international political sanctions. Violations of these laws and and sanctions can result in criminal or civil penalties, including substantial fines and, in some cases, exclusion from participation in federal health care programs such as Medicare and Medicaid and individual liability and imprisonment.

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

For example, the Affordable Care Act (the “ACA”), enacted in March 2010, made changes that have significantly impacted the medical device industry and other healthcare providers. The legislation requires, among other mandates, that certain medical device manufacturers pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices (with exception of a moratorium period from January 1, 2016 through December 31, 2019). The ACA also requires CMS to reduce payments to hospitals reimbursed under Medicare’s Inpatient Prospective Payment System (“IPPS”) that have excess readmissions. These and other applicable requirements set forth under the ACA and its current and future implementing regulations may significantly increase our costs, and/or reduce our customer’s ability to obtain adequate reimbursement for tests performed with our products, which could adversely affect our business and financial condition.

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

In addition, it is possible that the current regulatory framework could change or additional regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain approval of our products. For example, in response to industry and healthcare provider concerns regarding the predictability, consistency and rigor of the 510(k) regulatory pathway, the FDA initiated an evaluation of the program, and in January 2011, announced several proposed actions intended to reform the review process governing the clearance of medical devices. The FDA undertook these reform actions to improve the efficiency and transparency of the clearance process, as well as bolster patient safety. In addition, as part of the Food and Drug Administration Safety and Innovation Act, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several “Medical Device Regulatory Improvements” and miscellaneous reforms that are further intended to clarify and improve medical device regulation both pre- and post-approval. Any delay in, or failure to receive or maintain, clearance or approval for our product candidates could prevent us from generating revenue from these product candidates. Additionally, the FDA and other regulatory authorities have broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our product candidates and dissuade our customers from using our product candidates, if and when they are authorized for marketing.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. One factor contributing to volatility in the price of our common stock is the low trading volume currently prevailing in the market for our shares. Further, due to the concentration of the stock the sale of one individual shareholder may have a material impact on the price of the stock. The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2017, the sale price for our common stock ranged from $16.75 to $30.45 per share, and during the year ended December 31, 2016, the sale price for our common stock ranged from $10.29 to $28.5 per share. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The short interest in our common stock is high.

As of December 31, 2017, the number of shares shorted was high as compared to the number of shares in the public float. A high short interest can be a contributing factor to a highly volatile stock price.

The ownership of our common stock is highly concentrated.

As of December 31, 2017, our directors and executive officers, together with members of their immediate families, as a group, will beneficially own, in the aggregate, approximately 49% of our outstanding capital stock, including 29% held by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

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

Provisions contained in our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could delay or make it more difficult to remove incumbent directors or for a third party to acquire us, even if a takeover would benefit our stockholders. For example, our board of directors may fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise. Stockholders may only take action by written consent if acting unanimously. Special meetings of the stockholders may be called only by the President, a Vice President, our board of directors or the holders of not less than one-tenth of all the shares entitled to vote at the meeting. Additionally, our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 5.0 million shares of preferred stock, par value $0.001 per share, in one or more series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the stockholders, even where stockholders are offered a premium for their shares. Moreover, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located in Tucson, Arizona, and we have other offices in Europe. As of December 31, 2017 and 2016, we leased approximately 53,833 and 53,448 square feet of office, laboratory and manufacturing space, respectively. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. The leases have a remaining term through 2022. See Item 8, Note 17, Commitments and Contingencies for additional details regarding the leases.

Item 3. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. Other than the patent Opposition proceeding discussed under the heading ”Risks related to our intellectual property,” in Item 1A, Risk Factors of this Annual Report on Form 10-K, which is incorporated herein by reference, we believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

Market Information

The information in the following table sets forth the quarterly high and low sales price per share of our Common Stock, as reported by the NASDAQ Capital market, for the period from January 1, 2016 through December 31, 2017.

Common Stock Closing Price
Quarter Ended	High	Low
March 31, 2016	$22.97	$10.29
June 30, 2016	17.17	10.87
September 30, 2016	28.50	14.39
December 31, 2016	27.95	19.50
March 31, 2017	29.40	19.20
June 30, 2017	30.45	22.65
September 30, 2017	29.50	19.65
December 31, 2017	30.10	16.75

Performance Graph

The following Performance Graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index (XCMP) and the NASDAQ Biotechnology index (XNBI). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2012 and its relative performance is tracked through December 31, 2017. The Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

	Dec-12	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17
Accelerate Diagnostics, Inc.	100.00	302.73	476.18	533.25	514.89	650.12
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
NASDAQ Biotechnology	100.00	165.97	223.07	249.32	196.09	238.51

* $100 invested on 12/31/2012 in stock or index, including reinvestment of dividends.

Holders

As of February 23, 2018, we had approximately 125 record owners of our Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2017:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, restricted stock, warrants and rights	Weighted average exercise price of available outstanding options, restricted stock, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	7,352,281	$10.13	3,429,049
Equity compensation plans not approved by security holders	—	—	—
Total	7,352,281	$10.13	3,429,049

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements for the years ended December 31, 2013, through 2017. The information below is not necessarily indicative of the results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in Item 8, Financial Statements and Supplementary Data in order to fully understand factors that may affect the comparability of the information presented below.

Selected Consolidated Financial Data (in thousands except per share data)
	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013
Net sales	$4,177	$246	$147	$122	$48
Net loss	(64,028)	(66,374)	(45,498)	(30,933)	(15,282)
Basic and diluted loss per share (1)	(1.18)	(1.29)	(1.01)	(0.71)	(0.41)
Cash dividends	—	—	—	—	—

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013
Total assets	$125,512	$82,852	$139,324	$69,801	$43,431
Long-term obligations	21	—	—	13	—

(1) Loss per share has been adjusted for the effects of the April 2014 rights offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes our change in fiscal year financial condition, results of operations, recent developments, the significant factors affecting our results of operations, capital resources and liquidity, off-balance sheet arrangements, contractual obligations, as well as discusses recent accounting pronouncements and our critical accounting policies and estimates. You should read the following discussion and analysis together with our financial statements, including the related notes, which are included in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See Item 1A, Risk Factors of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report.

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015

	December 31,				December 31,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Net sales	$4,177	$246	$3,931	1,598%	$246	$147	$99	67%

During the year ended December 31, 2017, total revenues increased compared to the year ended December 31, 2016, due to sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits. The increase was in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

During the year ended December 31, 2016, total revenues increased compared to the year ended December 31, 2015, due to sales of Research Use Only Accelerate Pheno™ systems.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Cost of sales	$1,002	$—	$1,002	100%	$—	$—	$—	—%
Gross profit	$3,175	$246	$2,929	1,191%	$246	$147	$99	67%

During the year ended December 31, 2017, cost of sales and gross profit increased compared to the year ended December 31, 2016, as a result of higher sales. Inventory without a cost basis was sold to customers during the year ended December 31, 2017. This inventory comprised pre-launch inventory previously not capitalized and expensed in a previous period. Cost of sales associated with this inventory during the year ended December 31, 2017, would have been an additional $868,000.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Research and development	$22,301	$29,564	$(7,263)	(25)%	$29,564	$27,142	$2,422	9%

Research and development expenses for the year ended December 31, 2017, decreased as compared to the year ended December 31, 2016. The decrease was primarily the result of clinical trial expenses not recurring in the current period. Additionally, on January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit. As a result, the Company started capitalizing pre-launch inventory for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit on January 1, 2017. Prior to January 1, 2017, all pre-launch inventory was expensed, because a future economic benefit could not be asserted.

Research and development expenses for the year ended December 31, 2016, increased as compared to the year ended December 31, 2015. The increase was primarily the result of increasing employee headcount, clinical trial fees, and increased purchases of laboratory and instrument engineering supplies to support research and development.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to research and development were $411,000, $4.6 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Research and development expenses include non-cash equity-based compensation of $3.7 million, $1.6 million and $2.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees and stock option grants.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Sales, general and administrative	$45,058	$37,183	$7,875	21%	$37,183	$18,554	$18,629	100%

Sales, general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, increased year over year due to an increase in salaries and related expenses as we ramp up our sales and marketing operations globally.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to sales, general and administrative expenses, were $50,000, $4.1 million and $804,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Sales, general and administrative expenses include non-cash equity-based compensation of $10.1 million, $7.2 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in the number of employees and stock option grants.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Loss from operations	$(64,184)	$(66,501)	$2,317	(3)%	$(66,501)	$(45,549)	$(20,952)	46%

During the year ended December 31, 2017, loss from operations decreased compared to the year ended December 31, 2016. The decrease is the result of higher sales and the Company capitalizing inventory in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

During the year ended December 31, 2016, loss from operations increased compared to the year ended December 31, 2015. The increase was the result of our continued investments in research and development, expanded laboratory and operational space and increased employee headcount, along with other factors.

Loss from operations includes non-cash equity-based compensation of $13.9 million, $8.8 million and $8.4 million for the years ended December 31, 2017, 2016 and 2015. Further losses are anticipated as we continue to investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we continue to develop and commercialize products.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Total other income, net	$649	$394	$255	65%	$394	$51	$343	673%

Other income during the year ended December 31, 2017, increased compared to the year ended December 31, 2016, primarily due to an increase in interest and dividends as a result of higher investment balances in 2017. The interest and dividends were offset in part by other expenses.

Other income during the year ended December 31, 2016, increased compared to the year ended December 31, 2015, primarily due to an increase in interest and dividends as a result of higher investment balances in 2016. The interest and dividends were offset in part by other expenses.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Provision for income taxes	$(493)	$(267)	$(226)	85%	$(267)	$—	$(267)	100%

Due to net losses incurred, we have only recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock. As of December 31, 2017, the Company had $109.2 million in cash and cash equivalents and available-for-sale securities, an increase of $31.4 million from $77.8 million at December 31, 2016. The primary reason for the change in these assets was a public offering that occurred during the year ended December 31, 2017.

The Company is subject to Lease Agreements. The future minimum lease payments under the Lease Agreements are included in Item 8, Note 17, Commitments and Contingencies.

As of December 31, 2017, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31, 2017, 2016 and 2015 (in thousands):

Cash Flow Summary (in thousands)
	12/31/2017	12/31/2016	12/31/2015
Net cash used in operating activities	$(55,746)	$(53,408)	$(35,126)
Net cash used in investing activities	(25,728)	(49,568)	(2,675)
Net cash provided by financing activities	90,427	1,762	104,823

The net cash used in operating activities was $55.7 million, $53.4 million and $35.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. These losses are the result of our continued investments in research and development, expanded laboratory and operational space, increased employee headcount and other factors as we develop and begin to commercialize the Company’s products.

The net cash used in investing activities was $25.7 million, $49.6 million and $2.7 million during the years ended December 31, 2017, 2016 and 2015, respectively, and was primarily comprised of purchases of available-for-sale investments, offset by sales and maturities of available-for-sale investments.

The net cash provided by financing activities was $90.4 million during the year ended December 31, 2017. This is primarily from proceeds received from a public offering. The net cash provided by financing activities was $1.8 million during the year ended December 31, 2016. This is primarily from proceeds received from the recovery of related party short swing profits and exercised options and warrants; which were partially offset by cash paid for common stock issuance expenses. The net cash provided by financing activities was $104.8 million during the year ended December 31, 2015. This is primarily from proceeds received from a public offering. Further information regarding the 2017 and 2015 public offerings is described in Item 8, Note 12, Public Offerings.

Our primary use of capital has been for the continued development and investment in commercialization readiness of the Accelerate Pheno™ system. We believe our capital requirements will continue to be met with our existing cash balance and those provided under exercises of stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2017.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Item 8, Note 17, Commitments and Contingencies that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Item 2, Properties and Item 8, Note 17, Commitments and Contingencies. The operating lease obligations associated with Lease Agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Obligations	Total	2018	2019	2020	2021	2022
Operating Lease Obligations	$1,454	$1,119	$200	$84	$47	$4
Total	$1,454	$1,119	$200	$84	$47	$4

Recent Accounting Pronouncements

A discussion relating to recent accounting pronouncements can be found in Item 8, Note 2, Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

We consider our accounting policies related to deferred tax assets, equity-based compensation, inventory and revenue to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our calculations, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Revenue is recognized net of reserves, which includes rebates.

We also provide instruments to customers under bundled rental agreements. Under these agreements, we install the instrument in the customer’s facility and provide service. The customer agrees to purchase consumable products at a stated price over the term of the agreement, which is typically five years or less. Contracts sometimes have renewal clauses but such clauses do not provide for a bargain renewal option or penalize the customer if they do not renew. The instrument remains the Company’s property throughout the term of the agreement and there is no transfer of title upon expiration. Revenue is recognized as consumable products are shipped or delivered, depending on contract terms.

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

Deferred revenue represents amounts received but not yet earned under existing agreements.

Effective January 1, 2018, the Company will adopt changes to its revenue recognition policy. Refer to Item 8, Note 2, Summary of Significant Accounting Policies for further details.

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

The Company records the fair value of Restricted Stock Units (“RSU's”) or Stock Grants (“SG's”) based on published closing market price on the day before the grant date.

In January 2017, the Company implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis. For periods prior to the adoption of this ASU, the Company estimated the forfeiture rate of unvested awards based on the forfeitures in the previous twelve-month period. The rate was calculated separately for awards to the board of directors/executives and all other awards. Further information regarding this change is included in Note 15, Employee and Consultant Equity-Based Compensation.

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

See Note 15, Employee and Consultant Equity-Based Compensation for further information.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of December 31, 2017, and 2016, we have established a valuation allowance equal to our net deferred tax asset, as we have not been able to determine that we will generate sufficient future taxable income to allow us to realize the deferred tax assets. See Item 8, Note 16, Income Taxes for additional information.

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act”). The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. For the Company, the net deferred tax assets for US purposes have been revalued to 21% as of December 31, 2017 with a corresponding adjustment to the valuation allowance. Therefore, the reduction in the US corporate tax rate had no impact to the Company's earnings.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Cuts and Jobs Act of 2017 regarding Internal Revenue Code Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017 on its financial statements.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

Item 7A. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $555,000 for the year ended December 31, 2017 and $398,000 for the year ended December 31, 2016. The increase in interest rate risk is due to the increase in available-for-sale investments carried as of December 31, 2017.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. Further information regarding our investments is included in Item 8, Note 6, Investments.

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017, and 2016

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flow for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Phoenix, Arizona
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Accelerate Diagnostics, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Accelerate Diagnostics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 28, 2018

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$28,513	$19,244
Investments	80,648	58,519
Trade accounts receivable	1,946	34
Inventory	8,063	—
Prepaid expenses	850	468
Other current assets	468	183
Total current assets	120,488	78,448
Property and equipment, net	4,890	4,258
Intellectual property, net	134	146
Total assets	$125,512	$82,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,080	$992
Accrued liabilities	3,636	3,009
Deferred revenue and income	1,071	35
Total current liabilities	6,787	4,036
Long-term deferred income	—	1,000
Other long term liabilities	21	—
Total liabilities	6,808	5,036

Commitments and contingencies

Stockholders' equity:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value;
75,000,000 common shares authorized with 55,673,810 shares issued and outstanding on December 31, 2017 and 75,000,000 authorized with 51,516,309 shares issued and outstanding on December 31, 2016	56	52
Contributed capital	360,620	255,257
Accumulated deficit	(241,972)	(177,289)
Accumulated other comprehensive income (loss)	—	(204)
Total stockholders' equity	118,704	77,816
Total liabilities and stockholders' equity	$125,512	$82,852
See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Net sales	$4,177	$246	$147

Cost of sales	1,002	—	—
Gross profit	3,175	246	147

Costs and expenses:
Research and development	22,301	29,564	27,142
Sales, general and administrative	45,058	37,183	18,554
Total costs and expenses	67,359	66,747	45,696

Loss from operations	(64,184)	(66,501)	(45,549)

Other income (expense):
Interest expense	—	—	(4)
Foreign currency exchange loss	(75)	(77)	(19)
Interest and dividend income	908	494	74
Other expense, net	(184)	(23)	—
Total other income, net	649	394	51

Net loss before income taxes	(63,535)	(66,107)	(45,498)
Provision for income taxes	(493)	(267)	—
Net loss	$(64,028)	$(66,374)	$(45,498)

Basic and diluted net loss per share	$(1.18)	$(1.29)	$(1.01)
Weighted average shares outstanding	54,073	51,276	44,998

Other comprehensive loss:
Net loss	$(64,028)	$(66,374)	$(45,498)
Net unrealized loss on available-for-sale investments	(117)	(64)	(20)
Foreign currency translation adjustment	321	(128)	1
Comprehensive loss	$(63,824)	$(66,566)	$(45,517)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, January 1, 2015	44,640	$45	$131,356	$(65,417)	$7	$65,991
Net loss	—	—	—	(45,498)	—	(45,498)
Issuance of common stock	6,426	6	103,345	—	—	103,351
Exercise of options	125	—	805	—	—	805
Unrealized loss on available-for-sale securities	—	—	—	—	(20)	(20)
Foreign currency translation adjustment	—	—	—	—	1	1
Equity-based compensation	—	—	8,388	—	—	8,388
Balances, December 31, 2015	51,191	51	243,894	(110,915)	(12)	133,018
Net loss	—	—	—	(66,374)	—	(66,374)
Exercise of options and warrants	314	1	1,496	—	—	1,497
Issuance of common stock under employee purchase plan	11	—	226	—	—	226
Short swing profits (net of costs)	—	—	866	—	—	866
Unrealized loss on available-for-sale securities	—	—	—	—	(64)	(64)
Foreign currency translation adjustment	—	—	—	—	(128)	(128)
Equity-based compensation	—	—	8,775	—	—	8,775
Balances, December 31, 2016	51,516	52	255,257	(177,289)	(204)	77,816
Net loss	—	—	—	(64,028)	—	(64,028)
Issuance of common stock	3,085	3	83,221	—	—	83,224
Exercise of options and warrants	1,045	1	6,605	—	—	6,606
Issuance of common stock under employee purchase plan	28	—	597	—	—	597
Unrealized loss on available-for-sale securities	—	—	—	—	(117)	(117)
Foreign currency translation adjustment	—	—	—	—	321	321
Cumulative impact of accounting change for forfeitures	—	—	—	(655)	—	(655)
Equity-based compensation	—	—	14,940	—	—	14,940
Balances, December 31, 2017	55,674	$56	$360,620	$(241,972)	$—	$118,704

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(64,028)	$(66,374)	$(45,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,184	2,340	1,782
Amortization of intangible assets	12	11	10
Amortization of investment discount	326	374	188
Equity-based compensation	13,933	8,775	8,388
Realized gain on available-for-sale securities	—	(6)	—
Loss on disposal of property and equipment	240	23	—
(Increase) decrease in assets:
Accounts receivable	(1,912)	43	1
Inventory	(7,759)	—	—
Prepaid expense and other	(174)	1,292	(1,241)
Other current assets	(285)	(171)	(12)
Increase (decrease) in liabilities:
Accounts payable	1,064	(1,242)	329
Accrued liabilities	596	1,619	827
Deferred revenue and income	36	(92)	100
Deferred compensation	21	—	—
Net cash used in operating activities	(55,746)	(53,408)	(35,126)
Cash flows from investing activities:
Purchases of equipment	(2,966)	(2,409)	(3,656)
Purchase of available-for-sale securities	(82,333)	(74,075)	(12,418)
Sales of available-for-sale securities	11,522	9,716	141
Maturity of available-for-sale securities	48,049	17,200	13,258
Net cash used in investing activities	(25,728)	(49,568)	(2,675)
Cash flows from financing activities:
Exercise of warrants and options	6,606	1,497	805
Common stock issuance cost	—	(814)	—
Issuance of common stock and warrants	83,821	226	104,165
Recovery of related party short-swing profits	—	866	—
Payments on capital lease obligations	—	(13)	(147)
Net cash provided by financing activities	90,427	1,762	104,823

Effect of exchange rate on cash	316	(127)	—

Increase (decrease) in cash and cash equivalents	9,269	(101,341)	67,022
Cash and cash equivalents, beginning of period	19,244	120,585	53,563
Cash and cash equivalents, end of period	$28,513	$19,244	$120,585

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders’ equity or cash flows. In the current period presentation and the revised prior period presentation, depreciation and amortization expenses are reported as a component of the individual costs and expenses as part of the statements of operations and comprehensive loss. The amount of depreciation and amortization expenses now reported as a component of research and development costs for the years ended December 31, 2017, 2016 and 2015, were $1.1 million, $1.4 million and $1.1 million, respectively. The amount of depreciation and amortization expenses now reported as a component of sales, general and administrative costs for the years ended December 31, 2017, 2016 and 2015, were $632,000, $983,000 and $672,000, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. Actual result could differ materially from those estimates.

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

See Note 5, Fair Value of Financial Instruments for further information and related disclosures regarding the Company’s fair value measurements.

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

Investments

The Company invests excess funds in various investments which are primarily held in the custody of major financial institutions. Investments consist of debt securities in U.S. government and agency securities, corporate debt securities and certificates of deposit. Management classifies its investments as available-for-sale investments and records these investments in the condensed consolidated balance sheet at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

The Company assesses whether an other-than-temporary impairment loss has occurred due to declines in fair value or other market conditions when an investment’s fair value remains less than its cost for more than twelve months. This assessment includes a determination of whether the investment is expected to recover in value and whether the Company has the intent and ability to hold the investment until the anticipated recovery in value occurs. When an investment is identified as having an other-than-temporary impairment loss, we adjust the cost basis of the investment down to fair value resulting in a realized loss. The new cost basis is not changed for subsequent recoveries in fair value and temporary future increases or decreases in fair value are included in other comprehensive income (loss).

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. Allowances on accounts receivable are recorded when circumstances indicate collection is doubtful for a particular accounts receivable. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for allowances on a specific account basis.

The Company has not included an allowance for doubtful accounts as of December 31, 2017 and 2016, due to no circumstances arising that would indicate collection of any particular or grouping of customer accounts receivable is doubtful.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from one to seven years. Leasehold improvements are depreciated over the remaining life of the lease or the life of the asset, whichever is less. Property and equipment includes diagnostic instruments used for sales demonstrations and instruments under rental agreements. The Company retains title to the instruments under these arrangements. See Note 8, Property and Equipment for further information and related disclosures.

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

Warranty Reserve

Instruments are typically sold with a one year limited warranty, while kits and accessories are typically sold with a sixty days limited warranty. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The expense incurred for these provisions is included in cost of sales on the consolidated statements of operations and comprehensive loss.

Product warranty reserve activity for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	2017	2016
Beginning balance	$1	$—
Provisions	331	18
Warranty expenses incurred	(140)	(17)
Ending balance	$192	$1

We had no warranty reserve in 2015 as there were no commercial sales in 2015 that included warranty coverage.

Revenue Recognition

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

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Revenue is recognized net of reserves, which includes rebates.

We also provide instruments to customers under bundled rental agreements. Under these agreements, we install the instrument in the customer’s facility and provide service. The customer agrees to purchase consumable products at a stated price over the term of the agreement which is typically five years or less. Contracts sometimes have renewal clauses but such clauses do not provide for a bargain renewal option or penalize the customer if they do not renew. The instrument remains the Company’s property throughout the term of the agreement and there is no transfer of title upon expiration. Revenue is recognized as consumable products are shipped or delivered, depending on contract terms.

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

Deferred revenue represents amounts received but not yet earned under existing agreements.

Effective January 1, 2018, the Company will adopt changes to its revenue recognition policy. Refer to Recent Accounting Pronouncements for further details.

Cost of Sales

Cost of sales consists of raw materials, depreciation, direct labor and stock-based compensation expense, manufacturing overhead, facility costs and warranty costs.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

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

The Company records the fair value of Restricted Stock Units (“RSU's”) or Stock Grants (“SG's”) based on published closing market price on the day before the grant date.

In January 2017, the Company implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis. For periods prior to the adoption of this ASU, the Company estimated the forfeiture rate of unvested awards based on the forfeitures in the previous twelve-month period. The rate was calculated separately for awards to the board of directors/executives and all other awards. Further information regarding this change is included in Note 15, Employee and Consultant Equity-Based Compensation.

See Note 15, Employee and Consultant Equity-Based Compensation for further information.

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

The Company follows the provisions of ASC 740, Income Taxes, to account for any uncertainty in income taxes with respect to the accounting for all tax positions taken (or expected to be taken) on any income tax return. This guidance applies to all open tax periods in all tax jurisdictions in which the Company is required to file an income tax return. Under U.S. GAAP, in order to recognize an uncertain tax benefit the taxpayer must be more likely than not certain of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more likely than not to be realized upon resolution of the position. Interest and penalties, if any, would be recorded within tax expense.

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

The Company has assets and liabilities, including receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency exchange gain and loss, within the consolidated statement of operations and comprehensive loss.

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

See Note 14, Earnings Per Share for further information.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirements in ASU Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which discusses the deferral of incremental costs of obtaining a contract with a customer, including the period of amortization of such costs. Collectively, we refer to Topic 606 and Subtopic 340-40 as the “new standard”. The two permitted transition methods under the new standard are the full retrospective method, in which the new standard would be applied to each prior reporting period presented and the cumulative effect of applying the new standard would be recognized at the earliest period shown, or the modified retrospective method, in which the cumulative effect of applying the new standard would be recognized at the date of initial application. In the fourth quarter of 2017, we substantially completed our assessment of the new standard, including completing our historical contract reviews and our evaluation of incremental costs of obtaining a contract. We will adopt the new standard on January 1, 2018 under the modified retrospective method. We expect an immaterial transition adjustment and an immaterial impact to our net earnings on an ongoing basis.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company’s main financial institution for banking operations held 82% and 57% of the Company’s cash and cash equivalents as of December 31, 2017 and December 31, 2016, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. At December 31, 2017 and 2016, 24% and 29%, respectively, of the outstanding receivable balance was with one customer.

NOTE 4. FDA CLEARANCE

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

On January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed. On January 1, 2017, the Company started capitalizing pre-launch inventory. Additional information regarding inventory is included in Item 8, Note 7, Inventory.

Prior to January 1, 2017, all pre-launch inventory was expensed because a future economic benefit could not be asserted. Costs associated with the Company’s purchase of inventory were reported as research and development costs, or if the inventory was used in marketing evaluations, as sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31, 2017 and 2016 (see Note 2, Summary of Significant Accounting Policies for further information):

	December 31, 2017
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,832	$—	$—	$7,832
Investments:
Certificates of deposit	—	13,441	—	13,441
US Treasury securities	14,716	—	—	14,716
US Agency securities	—	8,459	—	8,459
Commercial paper	—	9,171	—	9,171
Asset-backed securities	—	3,025	—	3,025
Corporate notes and bonds	—	31,836	—	31,836
Total investments	14,716	65,932	—	80,648
Total assets measured at fair value	$22,548	$65,932	$—	$88,480

	December 31, 2016
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$10,970	$—	$—	$10,970
Investments:
Certificates of deposit	—	7,257	—	7,257
US Treasury securities	8,544	—	—	8,544
US Agency securities	—	4,501	—	4,501
Asset-backed securities	—	5,557	—	5,557
Corporate notes and bonds	—	32,660	—	32,660
Total investments	8,544	49,975	—	58,519
Total assets measured at fair value	$19,514	$49,975	$—	$69,489

Money market funds are included in cash and cash equivalents on the consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the year ended December 31, 2017.

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at December 31, 2017 and 2016 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2017
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,441	$—	$—	$13,441
US Treasury securities	14,787	—	(71)	14,716
US Agency securities	8,510	—	(51)	8,459
Commercial paper	9,171	—	—	9,171
Asset-backed securities	3,026	—	(1)	3,025
Corporate notes and bonds	31,906	—	(70)	31,836
Total	$80,841	$—	$(193)	$80,648

AVAILABLE-FOR-SALE INVESTMENTS
December 31, 2016
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$7,257	$—	$—	$7,257
US Treasury securities	8,553	1	(10)	8,544
US Agency securities	4,514	—	(13)	4,501
Asset-backed securities	5,554	3	—	5,557
Corporate notes and bonds	32,717	3	(60)	32,660
Total	$58,595	$7	$(83)	$58,519

The following table summarizes the maturities of the Company’s available-for-sale securities at December 31, 2017, and 2016 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	At December 31, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$55,801	$55,735	$45,391	$45,344
Due in 1-5 years	25,040	24,913	13,204	13,175
Total	$80,841	$80,648	$58,595	$58,519

Proceeds from sales of marketable securities (including principal paydowns) for the years ended December 31, 2017, and 2016, were $11.5 million and $9.7 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no realized gains from sales of marketable securities the year ended December 31, 2017, and $6,000 gross realized gains from sales of marketable securities for year ended December 31, 2016. The gross proceeds associated with the realized gains for the year ended December 31, 2016 were $7.2 million. No material balances were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015.

No other-than-temporary impairments are recorded as no investments had a fair value that remained less than its cost for more than twelve months as of December 31, 2017, and 2016. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Item 8, Note 5, Fair Value of Financial Instruments.

NOTE 7. INVENTORY

Inventory is stated at the lesser of cost or net realizable value, with cost determined on the first-in-first-out method. The allocation of production overhead to inventory costs is based on normal production capacity. Abnormal amounts of idle facility expense and spoilage are expensed as incurred, and not included in overhead subject to capitalization. The Company maintains provisions for excess and obsolete inventory based on management’s estimates of forecasted demand and, where applicable, product expiration. Inventories consisted of the following at December 31, (in thousands):

	2017	2016
Raw materials	$4,220	$—
Work in process	377	—
Finished goods	3,466	—
Inventory, net	$8,063	$—

See Note 4, FDA Clearance for further information related to 2016 inventory balances.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31, (in thousands).

PROPERTY AND EQUIPMENT
(in thousands)
	2017	2016
Computer equipment	$2,756	$2,270
Technical equipment	3,348	2,427
Facilities	3,621	3,387
Instruments	1,400	—
Capital projects in progress	349	1,010
Total property and equipment	$11,474	$9,094
Accumulated depreciation - other	(6,584)	(4,836)
Net property and equipment	$4,890	$4,258

Depreciation expense (which includes amortization of capital lease assets) for the years ended December 31, 2017, 2016 and 2015, was $2.2 million, $2.3 million and $1.8 million, respectively.

NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative award amount under these subawards is $885,000. The amounts invoiced for the years ended December 31, 2017, 2016 and 2015 was $240,000, $74,000 and $483,000, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of December 31, 2017, the Company has collected all of the $1.0 million in milestones. The full amount is recorded in deferred revenue and income until the economic development provisions of the grant have been satisfied in full, as there are “claw-back” provisions which would require repayment of certain amounts received if employment levels are not sustained during the term of the arrangement. Once the “claw-back” provisions expire in January 2018, we will recognize the grant as an offset to expense. Further details are included in Note 10, Deferred Revenue and Income.

In January 2018, the “claw-back” provisions expired and the $1.0 million was recognized as an offset to expense.

Arizona R&D Refundable Tax Credit Program

The Company has applied for and met the program requirements to receive a “Certificate of Qualification” from the Arizona Commerce Authority (“Authority”) which allows the Company to be eligible for a partial refund of research and development investments (“Arizona R&D Refundable Tax Credit Program”). The amounts collected under this program are recorded as an offset to research and development expenses, and for the years ended December 31, 2017, 2016 and 2015, were $0, $1.2 million and $647,000, respectively. If the amount received for this program is later determined to be incorrect or invalid, the excess may need to be repaid.

NOTE 10. DEFERRED REVENUE AND INCOME

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of December 31, follows (in thousands):

	2017	2016
Products and services not yet delivered	71	35
Arizona Commerce Authority grant	1,000	—
Total current deferred revenue and income	$1,071	$35

Arizona Commerce Authority grant	$—	$1,000
Total long-term deferred income	$—	$1,000

Through December 31, 2017, we received $1.0 million in milestone payments from the Arizona Commerce Authority under the Grant Agreement described in Note 9, License Agreements and Grants. As of December 31, 2017, no such payments have been recognized in income, and we do not anticipate recognizing such payments as income until the “claw-back” provisions under the Grant Agreement expire in 2018.

In January 2018, the “claw-back” provisions expired and the $1.0 million was recognized as an offset to expense.

Deferred revenue of $114,000 was recognized and recorded as a component of net sales on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2016. No material deferred revenue was recognized and recorded as a component of net sales during the year ended December 31, 2017.

NOTE 11. STOCK PURCHASE

In 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Abeja”), pursuant to which the Company agreed to sell and issue to Abeja at a purchase price of $1.03 per share for an aggregate purchase price of $14.4 million; (i) 14.0 million shares of the Company’s common stock (“Common Stock”); (ii) a warrant to purchase 7.0 million shares of Common Stock at an exercise price of $1.03 per share (the “$1.03 Warrant”); and (iii) another warrant to purchase 7.0 million shares of Common Stock at an exercise price of $2.00 per share (the “$2.00 Warrant”), with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”). The purchase of Common Stock and warrants pursuant to the Investment, which was consummated in June 2012, qualified for equity treatment under U.S. GAAP. The respective values of the warrants and Common Stock were calculated using their relative fair values and both are classified under Contributed Capital. The value therefore recorded for the warrants was $5.9 million and for the Common Stock was $8.5 million.

Both warrants were exercisable until June 26, 2017, which was the fifth anniversary of the date on which the warrants were issued.

In 2013, Abeja exercised in full its warrant to purchase 7.0 million shares of Common Stock at an exercise price of $1.03 per share. On the same date, Abeja also exercised the 92% of its warrant to purchase an additional 7.0 million shares of Common Stock at an exercise price of $2.00 per share (Abeja exercised such warrant for 6.4 million shares, leaving 571,160 shares unexercised on that date). The Company received aggregate funds of $20.1 million in connection with such exercises. Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity.

In 2016, warrants to purchase 155,289 shares were exercised at an exercise price of $2.00 leaving 415,871 warrants for shares unexercised at December 31, 2016. The Company received funds totaling $311,000 in connection with these exercises which are recorded as common stock and contributed capital in the consolidated balance sheet.

In 2017, warrants to purchase 370,307 shares were exercised at an exercise price of $2.00 leaving 45,564 warrants for shares unexercised. The Company received funds totaling $741,000 in connection with these exercises which are recorded as common stock and contributed capital in the Consolidated Balance Sheet. The remaining 45,564 warrants for shares expired on June 26, 2017 and went unexercised. At December 31, 2017 the Company did not carry any warrants for shares due to all warrants for shares being exercised or expired.

NOTE 12. PUBLIC OFFERINGS

On December 9, 2015, the Company published a prospectus supplement underwritten by J.P. Morgan and Piper Jaffray (“2015 Underwriters”) offering 5.6 million shares of common stock with an option for the 2015 Underwriters to purchase up to 838,000 additional shares of common stock for a total of 6.4 million shares. The public offering price was $17.00 per share and underwriting discounts and commissions were $1.19 per share.

Affiliates, including entities affiliated with one of Company's directors, Jack Schuler, and which together are our largest stockholders, purchased 2.9 million of the offered shares at the public offering price of $17.00 per share. This includes various types of sales or offers to sell. The 2015 Underwriters did not receive any underwriting discount or commissions on the sale of 2.4 million shares to such affiliates.

The public offering was finalized and 6.4 million shares of common stock were delivered to the purchasers on or around December 15, 2015. Proceeds from the sale totaled $109.3 million less underwriting and other expenses of $5.9 million for net proceeds of $103.4 million.

On May 9, 2017, the Company published a prospectus supplement underwritten by J.P. Morgan Securities LLC, William Blair & Company, L.L.C., Piper Jaffray & Co. and BTIG, LLC (“2017 Underwriters”) offering 2.8 million shares of common stock with an option for the 2017 Underwriters to purchase up to 413,000 additional shares of common stock for a total of 3.2 million shares. The public offering price was $28.85 per share and underwriting discounts and commissions were $1.73.

The public offering was finalized and 2.8 million shares of common stock were delivered to the purchasers on or around May 15, 2017. The 2017 Underwriters partially exercised their option to purchase an additional 335,000 shares, with the sale closing on June 14, 2017, and the option as to the remaining shares expired June 15, 2017. Proceeds from the sales totaled $89.0 million less underwriting discounts, commissions and other costs of $5.8 million for net proceeds of $83.2 million.

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

NOTE 14. EARNINGS PER SHARE

The financial statements show basic earnings (loss) per share.

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stocks and options to purchase our Common Stock to be antidilutive. As of December 31, 2017, 2016 and 2015, there were Common Stock options, restricted stocks and warrants exercisable for 7,352,281, 7,313,245 and 6,778,580 shares of Common Stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 15. EMPLOYEE AND CONSULTANT EQUITY-BASED COMPENSATION

The Company has three equity based compensation plans, which are discussed below:

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan (the “Non-Qualified Plan”) was a stockholder-approved plan that provided for stock option grants to independent contractors, technical advisors and directors of the Company. The exercise price of each option, which has a maximum 10 year life, was established by the Company's Compensation Committee on the date of grant.

As of December 31, 2017, there were 280,000 options exercised under the Non-Qualified Plan and 0 that remain outstanding. The Non-Qualified Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

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

As of December 31, 2017, there were 658,994 options exercised under the 2004 Omnibus Stock Option Plan and 3,281,006 that remain outstanding. The 2004 Omnibus Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

2012 Omnibus Equity Incentive Plan

In December 2012, the Company’s stockholders approved the Company’s 2012 Omnibus Equity Incentive Plan to replace all prior plans (“Prior Plans”). The Prior Plans remain in effect until all awards granted under those plans have been exercised, forfeited, canceled, expired or otherwise terminated.

In connection with the approval of such plan, all stock options, totaling 1,677,500 formerly available for new awards under the Prior Plans were transferred to the 2012 Omnibus Equity Incentive Plan.

During the Company's Annual Meeting of Stockholders, stockholders approved amendments to the Company's 2012 Omnibus Equity Incentive Plan increasing the number of stock options of Common Stock reserved and available for grant by 4,000,000 in May 2014 and 2,000,000 in May 2017 resulting in a total of 7,677,500 reserved shares.

Stock options granted under this plan typically vest either (i) one year after grant date, (ii) monthly over a one year period, (iii) annually over a five year period, or (iv) 40% two years after grant date and the remaining 60% monthly over the next three years. The maximum term is ten years.

Restricted Stock Units (“RSU's”) granted under this plan typically vest either (i) annually over a five year period, or (ii) immediately.

Stock Grants (“SG's”) granted under this plan vest immediately.

As of December 31, 2017, there were 621,216 options exercised as well as 18,011 RSU's and SG's released under the 2012 Omnibus Equity Incentive Plan. There were 4,071,275 shares remaining outstanding, leaving 2,966,998 available for grant.

In December 2015, the Board of Directors voted to restrict new grants under the 2012 Omnibus Equity Incentive Plan to 200,000 shares until such time as the Company’s total available shares are increased. The Company's total available shares were increased in March 2016 terminating the restriction of new grants.

Combined Stock Option Plans

The following table summarizes option activity under all plans during the years ending December 31, 2017, and December 31, 2016 and shows the exercisable shares as of December 31, 2017:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2016	6,167,170	$6.91
Granted	1,024,050	14.05
Forfeited	(147,663)	18.43
Exercised	(158,743)	7.47
Expired	(27,690)	4.87
Options Outstanding December 31, 2016	6,857,124	7.72
Granted	1,208,542	23.84
Forfeited	(79,962)	17.82
Exercised	(656,846)	8.93
Expired	(727)	24.45
Options Outstanding December 31, 2017	7,328,131	10.16
Exercisable December 31, 2017	5,163,899	6.38

The cash received from the exercise of options during the year ending December 31, 2017, was $5.9 million and the tax benefit realized was $0 for the same period. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $12.1 million, $2.2 million and $2.0 million for the years ending December 31, 2017, 2016 and 2015, respectively.

The total fair value of options vesting during the period was $12.0 million, $6.6 million, and $7.3 million for the years ending December 31, 2017, 2016 and 2015, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model in accordance with ASC 718 for options granted or extended. The table below summarizes the inputs used to calculate the estimated fair value of options awarded during the respective periods:

Black-Scholes Assumptions for Options Granted
	Years ended December 31,
	2017	2016	2015
Expected term (in years)	6.23	6.43	6.26
Volatility	77%	86%	91%
Expected dividends	—	—	—
Risk free interest rates	2.1%	1.6%	1.7%
Estimated forfeitures	—%	8.5%	5.6%
Weighted average fair value	$16.24	$10.35	$16.69

In general, option awards have a requisite service period and unvested options are forfeited upon employee or consultant termination. In years prior to 2016, the Company estimated a forfeiture rate which was applied to outstanding options to determine options expected to be forfeited with the remaining outstanding options being those expected to vest. Effective January 2017, the Company implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting and made a policy election to account for forfeitures as they occur. Further information regarding this implementation is included below in this note.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2017:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable
Number of options	7,328,131	5,163,899
Weighted average remaining contractual term (in years)	6.16	5.19
Weighted average exercise price	$10.16	$6.38
Weighted average fair value	$7.48	$4.74
Aggregate intrinsic value (in millions)	$117.7	$102.4

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $26.20 on the last trading day of 2017 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair market value of the Company’s stock.

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

The following table summarizes RSU and SG activity during the years ending December 31, 2017, and December 31, 2016:

RSU and SG Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSU's & SG Outstanding January 1, 2016	40,250	20.91
Granted	—	—
Forfeited	—	—
Vested/released	—	—
RSU's & SG's outstanding December 31, 2016	40,250	20.91
Granted	1,911	22.40
Forfeited	—	—
Vested/released	(18,011)	21.07
RSU's & SG's outstanding December 31, 2017	24,150	20.91

The total fair value of RSU's and SG's vested and released during the period was $379,000, $0, and $0 for the years ending December 31, 2017, 2016 and 2015, respectively.

The Company records compensation cost based on the fair value of the award. The table below summarizes the weighted average fair value of RSU's and SG's awarded for the years ending December 31,:

RSU and SG Grants
	2017	2016	2015
Weighted average fair value	22.40	—	20.91

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to options for the years ending December 31, is summarized below (in thousands):

Equity-Based Compensation Expenses and Tax Benefit (in thousands)
	2017	2016	2015
Cost of Sales	$99	$—	$—
Research and development	$3,738	$1,585	$2,479
Sales, general and administrative	10,096	7,190	5,909
Total equity-based compensation expense	13,933	8,775	8,388
Recognized tax benefit	$—	$—	$—

As of December 31, 2017, $304,000 and $48,000 of equity-based compensation expense was a component of capitalized inventory and property and equipment, respectively.

As of December 31, 2017, unrecognized equity-based compensation cost related to unvested stock options, and unvested RSU's was $15.9 million and $174,000, respectively. This is expected to be recognized over the years 2018 through 2022.

In January 2017, we implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. Pursuant to this guidance, we made a policy election to account for forfeitures as they occur rather than on an estimated basis and, therefore, equity based compensation expense for the year ended December 31, 2017 has been calculated based on actual forfeitures in our condensed consolidated statements of operations and comprehensive loss, rather than our previous approach which was net of estimated forfeitures. Share-based compensation expense for the years ending December 31, 2016 and December 31, 2015 is recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any. This change was accounted for using the modified retrospective transition method.

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

The new guidance also requires excess tax benefits to be classified as an operating activity in the statement of cash flows rather than as a financing activity. Additionally, ASU 2016-09 requires that the minimum tax withholding paid on behalf of employees for share-based awards be classified as a financing activity in the statement of cash flows. Adoption of ASU 2016-09 did not result in any adjustments to prior period disclosures on the Company's consolidated statement of cash flows.

NOTE 16. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31, are as follows (in thousands):

	2017	2016	2015
U.S. Domestic	$(46,849)	$(48,539)	$(44,415)
Foreign	(16,686)	(17,568)	(1,083)
Pretax loss from operations	$(63,535)	$(66,107)	$(45,498)

The components of the provision for income taxes for the years ended December 31, is presented in the following table:

	2017	2016	2015
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	493	267	—
Total current provision	493	267	—
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total provision	$493	$267	$—

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the Tax Act”). The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. For the Company, the net deferred tax assets for US purposes have been revalued to 21% as of December 31, 2017 with a corresponding adjustment to the valuation allowance. Therefore, the reduction in the US corporate tax rate had no impact to the Company's earnings.

Due to uncertainties which currently exist in the interpretation of the provisions of the Tax Cuts and Jobs Act of 2017 regarding Internal Revenue Code Section 162(m), the Company has not evaluated the potential impacts of IRC Section 162(m) as amended by the Tax Cuts and Jobs Act of 2017 on its financial statements.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes for the years ended December 31, are as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$41,086	$42,013
Property & equipment	524	690
Inventory	58	1,735
Stock options	8,195	7,208
Intangible assets, definite-lived	42	220
General business credit	6,651	3,984
Deferred revenue	253	370
Other	45	121
Valuation allowance	(56,854)	(56,341)
Deferred tax assets	$—	$—

As of December 31, 2017, the Company generated regular tax federal net operating losses of approximately $173.4 million. The Company's ability to realize tax benefit from the net operating loss is subject to annual limitation under Internal Revenue Code Section 382. The Company will never get the benefit of $4.2 million of the net operating losses generated prior to June 26, 2012. The deferred tax asset has been adjusted to reflect the Section 382 limitation. The net operating losses available for future use are approximately $169.2 million. As a result of The Act, for U.S. income tax purposes, net operating losses can be carried forward for up to 20 years. The Company’s federal net operating losses will begin to expire in 2023.

As of December 31, 2017, the Company has generated Arizona net operating losses of approximately $142.8 million. The Company's Arizona net operating losses will begin to expire in 2033.

The net deferred tax asset valuation allowance is $56.9 million as of December 31, 2017, compared to $56.3 million as of December 31, 2016. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its deferred tax assets.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, France, Germany, Italy, Spain and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31, is as follows:

	2017	2016	2015
U.S. federal statutory income tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal tax benefit	(2.62)	(1.69)	(2.93)
Permanent and other differences	(2.31)	(0.17)	0.11
Change in tax rates	(1.02)	0.67	—
Tax rate differential	8.99	8.62	0.42
Tax cuts and jobs act	38.46	—	—
Unrecognized tax benefits	1.20	1.09	0.40
Nondeductible equity and other compensation	(4.31)	1.17	2.86
Limitation on net operating losses due to §382	—	—	—
Credit for increased research activities	(4.42)	(3.31)	(2.67)
Change in Valuation allowance	0.81	28.02	35.81
	0.78%	0.40%	—%

The Company's uncertain tax positions at December 31, as follows (in thousands):

	2017	2016	2015
Balance at beginning of year	$1,101	$343	$161
Increases for prior positions	97	37	—
Increases for current year positions	943	721	182
Other increases	—	—	—
Decreases due to settlements	—	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—
Other decreases	—	—	—
Balance at end of year	$2,141	$1,101	$343

These uncertain positions are not expected to change within the next twelve months. Of the $2.1 million of uncertain tax positions, $65,000 would impact the effective tax rate, if reversed. The Company accounts for interest on uncertain tax positions within tax expense. The Company's foreign subsidiaries are subject to applicable jurisdiction examination for all years of operations. The Company did not accrue interest or penalties for these uncertain tax positions as of December 31, 2017.

The Company has incurred federal net operating losses dating to the tax year ended July 31, 2004. As such, all loss carryovers are subject to adjustment under IRS and state examination, depending on the jurisdiction in which they were incurred. In 2016, the IRS began an examination of the Company’s 2014 income tax return. The Company completed the IRS audit of the 2014 income tax return with no change.

NOTE 17. COMMITMENTS AND CONTINGENCIES

General

Estimated losses from contingencies are accrued by a charge to income when information available prior to issuance of the financial statements indicates that it is probable that a liability could be incurred and the amount of the loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred. If a loss contingency is not probable or reasonably estimable, disclosure of the contingency and estimated range of loss, if determinable, is made in the financial statements when it is at least reasonably possible that a material loss could be incurred.

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions (“Lease Agreements”) for office, laboratory and manufacturing space located in Tucson, Arizona and Europe, the last of which expires in 2018. Total rent expense including common area charges was $1.3 million, $1.1 million and $685,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under these agreements are as follows (in thousands):

2018	$1,119
2019	200
2020	84
2021	47
Thereafter	4
Total	$1,454

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. Clinical trial master agreement expense was $27,000, $2.1 million and $1.6 million and for years ended December 31, 2017, 2016 and 2015, respectively. The expense incurred as part of the clinical trial is included in research and development on the Company's consolidated statements of operations and comprehensive loss.

Marketing Study and Contracted Research

The Company has entered into marketing study agreements and contracted research agreements with research institutions and hospitals in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation.

NOTE 18. INDUSTRY AND GEOGRAPHIC INFORMATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 28%, 3% and 0% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, 2016, balances due from foreign customers, in U.S. dollars, were $1.0 million and $3,000, respectively.

For the year ended December 31, 2017 the Company had sales to one customer in excess of 10%; this customers balance represented 18% of total net sales.

The following presents long-lived assets (excluding intangible assets) and total net revenue by geographic territory (in thousands):

	Long lived assets as of		Total revenue
	December31,		for the years ended December 31,
	2017	2016	2017	2016	2015
Domestic	$3,779	$4,150	$3,016	$238	$147
Foreign	1,111	108	1,161	8	—
	$4,890	$4,258	$4,177	$246	$147

NOTE 19. SUPPLEMENTAL DATA (UNAUDITED)

The following is a summary of unaudited selected quarterly financial information for the three months ended (in thousands, except per share data):

	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue	$2,120	$828	$699	$530
Gross profit	$1,470	$637	$564	$504
Loss from operations	$(16,136)	$(17,315)	$(16,423)	$(14,310)
Net loss	$(16,296)	$(17,075)	$(16,457)	$(14,200)
Basic and diluted net loss per share	$(0.29)	$(0.31)	$(0.31)	$(0.27)

	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$39	$24	$20	$163
Gross profit	$39	$24	$20	$163
Loss from operations	$(16,024)	$(17,416)	$(17,889)	$(15,172)
Net loss	$(16,135)	$(17,299)	$(17,866)	$(15,074)
Basic and diluted net loss per share	$(0.31)	$(0.34)	$(0.35)	$(0.29)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2017, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this Item 9A is contained in PART II, Item 8, Report of Independent Public Accounting Firm of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017, in connection with the Company’s preparations to commercialize the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit the Company implemented additional internal controls related to revenue recognition and inventory.

Item 9B. Other Information

Not Applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 16. Form 10-K Summary

None.
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

ACCELERATE DIAGNOSTICS, INC.

February 28, 2018	By: /s/ Lawrence Mehren
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

Signature	Title	Date

/s/ Lawrence Mehren Lawrence Mehren	President, Chief Executive Officer and Director	February 28, 2018

/s/ Steve Reichling Steve Reichling	Corporate Secretary, Chief Financial Officer and Chief Accounting Officer	February 28, 2018

/s/ John Patience John Patience	Chairman of the Board of Directors	February 28, 2018

/s/ Jack Schuler Jack Schuler	Director	February 28, 2018

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	February 28, 2018

/s/ Frank ten Brink Frank ten Brink	Director	February 28, 2018

/s/ Mark Miller Mark Miller	Director	February 28, 2018

/s/ Charles Watts, M.D. Charles Watts	Director	February 28, 2018

/s/ Tom Brown Tom Brown	Director	February 28, 2018