Form 10-Q
period 2018-03-31
Accelerate Diagnostics, Inc
filed 2018-05-10
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018

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

As of May 4, 2018 there were 53,982,549 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands)

	March 31,	December 31,
	2018	2017
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$126,847	$28,513
Investments	66,754	80,648
Trade accounts receivable	1,065	1,946
Inventory	10,127	8,063
Prepaid expenses	1,538	850
Other current assets	804	468
Total current assets	207,135	120,488
Property and equipment, net	5,851	4,890
Intellectual property, net	129	134
Total assets	$213,115	$125,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,758	$2,080
Accrued liabilities	4,578	3,636
Deferred revenue and income	117	1,071
Total current liabilities	7,453	6,787
Other long term liabilities	25	21
Convertible notes	99,162	—
Total liabilities	$106,640	$6,808

Commitments and contingencies

Stockholders’ equity:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value;
75,000,000 common shares authorized with 53,950,083 shares issued and outstanding on March 31, 2018 and 75,000,000 authorized with 55,673,810 shares issued and outstanding on December 31, 2017	54	56
Contributed capital	414,262	360,620
Treasury Stock	(45,067)	—
Accumulated deficit	(262,833)	(241,972)
Accumulated other comprehensive loss	59	—
Total stockholders’ equity	106,475	118,704
Total liabilities and stockholders’ equity	$213,115	$125,512
See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Net sales	$801	$530

Cost of sales	492	26
Gross profit	309	504

Costs and expenses:
Research and development	6,782	4,288
Sales, general and administrative	14,353	10,526
Total costs and expenses	21,135	14,814

Loss from operations	(20,826)	(14,310)

Other income (expense):
Interest expense	(158)	—
Foreign currency exchange gain (loss)	55	(26)
Interest income	301	136
Total other income, net	198	110

Net loss before income taxes	(20,628)	(14,200)
Provision for income taxes	(184)	—
Net loss	$(20,812)	$(14,200)

Basic and diluted net loss per share	$(0.37)	$(0.27)
Weighted average shares outstanding	55,640	51,887

Other comprehensive loss:
Net loss	$(20,812)	$(14,200)
Net unrealized (loss) gain on available-for-sale investments	(53)	11
Foreign currency translation adjustment	112	56
Comprehensive loss	$(20,753)	$(14,133)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENT OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(20,812)	$(14,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	539	505
Amortization of intangible assets	5	3
Amortization of investment discount	19	121
Equity-based compensation	5,602	3,215
Non-cash interest expense	158	—
Loss on disposal of property and equipment	11	—
(Increase) decrease in assets:
Accounts receivable	881	(522)
Inventory	(1,917)	(4,155)
Prepaid expense and other	(653)	(457)
Other current assets	(336)	(280)
Increase (decrease) in liabilities:
Accounts payable	701	276
Accrued liabilities	733	(4)
Deferred revenue and income	(1,003)	29
Deferred compensation	4	—
Net cash used in operating activities	(16,068)	(15,469)
Cash flows from investing activities:
Purchases of equipment	(1,294)	(229)
Purchases of available-for-sale securities	(9,356)	(4,562)
Sales of available-for-sale securities	3,000	—
Maturity of available-for-sale securities	20,125	8,845
Net cash provided in investing activities	12,475	4,054
Cash flows from financing activities:
Issuance of common stock net of issuance costs	134	189
Exercise of options and warrants	1,112	1,844
Proceeds from issuance of convertible note	150,000	—
Prepayment of forward stock repurchase transaction	(45,069)	—
Payment of debt issuance costs	(4,330)	—
Net cash provided by financing activities	101,847	2,033

Effect of exchange rate on cash:	80	55

Increase (decrease) in cash and cash equivalents	98,334	(9,327)
Cash and cash equivalents, beginning of period	28,513	19,244
Cash and cash equivalents, end of period	$126,847	$9,917

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS; BASIS OF PRESENTATION; PRINCIPLES OF CONSOLIDATION; SIGNIFICANT ACCOUNTING POLICIES

Accelerate Diagnostics, Inc. (“we” or “us” or “our” or “Accelerate” or “the Company”) is an in vitro diagnostics company dedicated to providing solutions that improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on March 1, 2018.

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2018, or any future period.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. Actual results could differ materially from those estimates.

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

The carrying amounts of financial instruments such as cash and cash equivalents, trade accounts receivable, prepaid expenses, accounts payable, accrued liabilities, and other liabilities approximate the related fair values due to the short-term maturities of these instruments.

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

Investments

The Company invests excess funds in various investments which are primarily held in the custody of major financial institutions. Investments consist of certificate of deposits, debt securities in U.S. government and agency securities, commercial paper, asset-backed securities and corporate notes and bonds. Management classifies its investments as available-for-sale investments and records these investments in the condensed consolidated balance sheet at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

Inventory

The Company writes down its inventory for estimated obsolescence or in an amount equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand, market conditions and, where applicable, product expiration.

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

The Company has not included an allowance for doubtful accounts as of March 31, 2018 and December 31, 2017, due to no circumstances arising that would indicate collection of any particular or grouping of customer accounts receivable is doubtful.

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

Warranty Reserve

Instruments are typically sold with a one year limited warranty, while kits and accessories are typically sold with a 60 days limited warranty. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The expense incurred for these provisions is included in cost of sales on the condensed consolidated statements of operations and comprehensive loss.

Warranty reserve activity for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2018	2017
Beginning balance	$192	$1
Provisions	121	30
Warranty expenses incurred	(137)	—
Ending balance	$176	$31

Convertible Notes

The Company issued convertible notes that had conversion prices which resulted in an embedded beneficial conversion feature. The intrinsic value of the beneficial conversion feature was recorded as a debt discount with the corresponding amount to contributed capital. The debt discount is amortized to interest expense over the life of the convertible notes using the effective interest method.

Revenue Recognition

Effective January 1, 2018, the Company adopted the requirements of ASC 606, Revenue from Contracts with Customers, ("Topic 606") and recognizes revenue when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenues.

We determine revenue recognition through the following steps:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations

•	Recognition of revenue as we satisfy a performance obligation

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Invoices are generally issued when revenue is recognized.

Service revenue is derived from the sale of extended service agreements which are generally non-cancelable. This revenue is recognized on a straight-line basis over the contract term beginning on the contractual date because the company is standing ready to provide services. Invoices are generally issued annually and coincide with the beginning of individual service terms.

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the price charged to customers for each individual performance obligation.

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

Our payment terms vary by the type and location of our customer and the product or services offered and typically range between 30 and 60 days.

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were $0 for the quarter ended March 31, 2018.

The Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not complete as of January 1, 2018. We recorded a decrease to opening retained earnings and an increase in deferred revenue of $49,000 as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues for the quarter ended March 31, 2018 was not material as a result of applying Topic 606.  The reported results for 2017 and prior were prepared and are presented under the guidance of ASC 605, Revenue Recognition.

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

Operating lease rent is recorded as an operating expense monthly. For capital leases, both an asset and liability are recorded at the inception of the lease based on the present value of lease payments. The asset is included with property and equipment on the condensed consolidated balance sheet and amortization is recorded on a straight-line basis over the term of the lease with the amortization expense included with depreciation on the statements of operations and comprehensive loss. For the liability, the amount due within the next year is recorded as a current liability and the amount due in more than a year is recorded as a long-term liability on the condensed consolidated balance sheet. Interest expense is recorded based on the implicit or explicit interest rate used in the lease and is included as non-operating interest expense on the statements of operations and comprehensive loss. As of March 31, 2018 and December 31, 2017 the Company did not carry any capital leases.

Equity-Based Compensation

The Company awards stock options and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method). We account for forfeitures as they occur rather than on an estimated basis.

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

Income Taxes and Deferred Tax Assets

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheets. The change in deferred tax assets and liabilities for the period represents the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws in deferred tax assets and liabilities are reflected as an adjustment to the tax provision or benefit in the period of enactment.

The Company follows the provisions of ASC 740, Income Taxes, to account for any uncertainty in income taxes with respect to the accounting for all tax positions taken (or expected to be taken) on any income tax return. This guidance applies to all open tax periods in all tax jurisdictions in which the Company is required to file an income tax return. Under U.S. GAAP, in order to recognize an uncertain tax benefit the taxpayer must determine it is more likely than not certain that its tax position will be sustained, and the measurement of the benefit is calculated as the largest amount that is more likely than not to be realized upon resolution of the position. Interest and penalties, if any, would be recorded within tax expense.

Foreign Currency Translation and Foreign Currency Transactions

The Company follows ASC 830 Foreign Currency Matters, which provides guidance on foreign currency transactions and translation of financial statements. Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in the consolidated statements of stockholders’ equity.

The Company has assets and liabilities, including receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency exchange gain and loss, within the condensed consolidated statement of operations and comprehensive loss.

Earnings Per Share

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-05, Amendments Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. During the three months ended March 31, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the Tax Act, as the Company continues to collect the information necessary to complete those calculations. The accounting for the tax effects of the Tax Act will be completed in the second half of 2018.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects resulting from the Act that the FASB refers to as having been stranded in AOCI. ASU 2018-02 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2018-02 on the condensed consolidated financial statements, though its effects are not expected to be material.

In March 2017, the FASB issued ASU 2017-08, Receivable-Nonrefundable Fees and Other Costs (Topic 310-20) Premium Amortization on Purchased Callable Debt Securities. This amendment shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact this will have on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. This ASU is effective for periods after December 15, 2017 and eliminates the requirement that the Company recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition requirement. For the Company, the ASU is effective for the 2018 annual reporting period including the interim period ended March 31, 2018. In adopting this ASU, the Company recorded no cumulative-effect adjustment to retained earnings at January 1, 2018. As the U.S. and the consolidated group are in tax losses, no prepaid tax has been recorded.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This replaces the existing standards relating to leases for both lessees and lessors. For lessees, the new standard requires most leases to be recorded on the condensed consolidated balance sheet with expenses recognized much like the existing standard. For lessors, the new standard modifies the classification criteria and accounting for sales-type and direct financing leases and eliminates leveraged leases. For both lessees and lessors, the standard eliminates real estate-specific provisions, changes some of the presentation and disclosure requirements, and changes sale and leaseback criteria. The ASU is required for us on January 1, 2019, with early adoption permitted. We are currently assessing the impact this will have on our condensed consolidated financial statements.

NOTE 3. FDA CLEARANCE

On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit for identification and antibiotic susceptibility testing of pathogens directly from positive blood culture samples.

Due to various factors, the Company manufactured inventory in advance of regulatory approval (“pre-launch inventory”). On January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed. On January 1, 2017, the Company started capitalizing pre-launch inventory.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents
Money market funds	$21,918	$—	$—	$21,918
Investments:
Certificates of deposit	—	13,936	—	13,936
U.S. Treasury securities	18,863	—	—	18,863
U.S. Agency securities	—	6,941	—	6,941
Commercial paper	—	2,791	—	2,791
Corporate notes and bonds	—	24,223	—	24,223
Total investments	18,863	47,891	—	66,754
Total assets measured at fair value	$40,781	$47,891	$—	$88,672

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,832	$—	$—	$7,832
Investments:
Certificates of deposit	—	13,441	—	13,441
U.S. Treasury securities	14,716	—	—	14,716
U.S. Agency securities	—	8,459	—	8,459
Commercial paper	—	9,171	—	9,171
Asset-backed securities	—	3,025	—	3,025
Corporate notes and bonds	—	31,836	—	31,836
Total investments	14,716	65,932	—	80,648
Total assets measured at fair value	$22,548	$65,932	$—	$88,480

Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the three months ended March 31, 2018.

NOTE 5. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company’s main financial institution for banking operations held 98% and 82% of the Company’s cash and cash equivalents as of March 31, 2018 and December 31, 2017, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. Customers who represented 10% or more of the Company’s net accounts receivable balance as of March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Customer A	*	24%
Customer B	18%	*
Customer C	15%	*
Customer D	11%	*

Customers who represented 10% or more of the Company’s total revenue for the three months ended March 31, 2018 and 2017 were as follows:

	March 31,	March 31,
	2018	2017
Customer A	11%	34%
Customer B	*	55%
Customer C	26%	*
Customer D	12%	*
Customer E	14%	*

* Less than 10% for the period indicated

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at March 31, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,936	$—	$—	$13,936
U.S. Treasury securities	18,963	—	(100)	18,863
U.S. Agency securities	7,006	—	(65)	6,941
Commercial paper	2,791	—	—	2,791
Asset-backed securities	—	—	—	—
Corporate notes and bonds	24,305	—	(82)	24,223
Total	$67,001	$—	$(247)	$66,754

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,441	$—	$—	$13,441
U.S. Treasury securities	14,787	—	(71)	14,716
U.S. Agency securities	8,510	—	(51)	8,459
Commercial paper	9,171	—	—	9,171
Asset-backed securities	3,026	—	(1)	3,025
Corporate notes and bonds	31,906	—	(70)	31,836
Total	$80,841	$—	$(193)	$80,648

The following table summarizes the maturities of the Company’s available-for-sale securities at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$40,973	$40,864	$55,801	$55,735
Due in 1-5 years	26,028	25,890	25,040	24,913
Total	$67,001	$66,754	$80,841	$80,648

Proceeds from sales of marketable securities (including principal paydowns) for the three months ended March 31, 2018 and 2017, were $3.0 million and $0, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no realized gains from sales of marketable securities for the three months ended March 31, 2018 and 2017. No balances were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017.

No other-than-temporary impairments are recorded as no material investments had a fair value that remained less than its cost for more than twelve months as of those dates. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

NOTE 7. INVENTORY

Inventories consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$4,854	$4,220
Work in process	808	377
Finished goods	4,465	3,466
Inventory, net	$10,127	$8,063

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2018 and December 31, 2017 (in thousands).

	March 31,	December 31,
	2018	2017
Computer equipment	$2,776	$2,756
Technical equipment	3,585	3,348
Facilities	3,629	3,621
Instruments	2,359	1,400
Capital projects in progress	622	349
Total property and equipment	$12,971	$11,474
Accumulated depreciation - other	(7,120)	(6,584)
Property and equipment, net	$5,851	$4,890

Depreciation expense (which includes amortization of capital lease assets) for the three months ended March 31, 2018 and 2017 was $539,000 and $505,000, respectively.
NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative award amount under these subawards is $885,000. The amounts invoiced for the three months ended March 31, 2018 and 2017 were $60,000 and $3,000, respectively.

Arizona Commerce Authority

In August 2012, the Company entered into a Grant Agreement (the “Grant Agreement”) with the Arizona Commerce Authority, an agency of the State of Arizona (the “Authority”), pursuant to which the Authority provided certain state and county sponsored incentives for the Company relocating its corporate headquarters to, and expanding its business within, the State of Arizona (the “Project”). Pursuant to the Grant Agreement, the Authority provided a total grant in the amount of $1.0 million (the “Grant”). The Grant was paid in four installments, upon the achievement of the following milestones:

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

For purposes of the Grant Agreement, a “Qualified Job” was a job which was permanent, full-time, new to Arizona and for which the Company paid an average annual wage of at least $63,000 and included health insurance benefits, for which the Company paid at least 65% of the premiums. The Grant Agreement also contained other customary provisions, including representations, warranties and covenants of both parties. As of December 31, 2017 the full amount was collected and recorded in current deferred revenue and income.

In January 2018, the full amount was recognized due to the economic development provisions of the grant being satisfied in full, and the “claw-back” provisions expiring. The $1.0 million was recognized as an offset to expense. Further details are included in Note 10, Deferred Revenue, Income and Remaining Performance Obligations.

NOTE 10. DEFERRED REVENUE, INCOME AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of March 31, 2018 and December 31, 2017 follows (in thousands):

	March 31,	December 31,
	2018	2017
Products and services not yet delivered	$117	$71
Arizona Commerce Authority grant	—	1,000
Deferred revenue and income	$117	$1,071

In January 2018, $1.0 million in milestone payments from the Arizona Commerce Authority was recognized as an offset to expense. We also recognized $21,000 of revenues that were included in the contract liabilities balances at the beginning of the period. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2018, $737,000 of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed, extended-service contracts that begin as warranty periods expire. These contracts are typically four years and revenue is recognized on a straight-line basis over the contract term.
As a practical expedient, the Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 11. CONVERTIBLE NOTES

On March 27, 2018 the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Notes due 2023 (“Notes”). The Notes are the Company's senior unsecured obligations and mature on March 15, 2023 (Maturity Date), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. The Notes are convertible into cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.343 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year.

The $150.0 million of proceeds received from the issuance of the Notes were allocated between long-term debt (the “liability component”) of $102.0 million and contributed capital (the “equity component”) of $48.0 million. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $150.0 million, which will result in additional non-cash interest expense being recognized through the Notes’ Maturity Date. The effective interest rate on the Notes, including accretion of the Notes to par and debt issuance cost amortization, was 11.52%.

The equity component will not be remeasured as long as it continues to meet the conditions for equity classification. The Company incurred approximately $4.3 million of issuance costs related to the issuance of the Notes, of which $2.9 million and $1.4 million were recorded to long-term debt and contributed capital, respectively. The $2.9 million of issuance costs recorded as long-term debt on the condensed consolidated balance sheet are being amortized over the five-year contractual term of the Notes using the effective interest method.

The Notes include customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately. Holders have the option to convert the Notes in multiples of $1,000 principal amount at any time prior to December 15, 2022, but only in the following circumstances:

•	if the Company’s stock price exceeds 130% of the conversion price for 20 of the last 30 trading days of any calendar quarter after June 30, 2018;

•	during the 5 business day period after any 5 consecutive trading day period in which the Notes’ trading price is less than 98% of the product of the common stock price times the conversion rate; or

•	the occurrence of certain corporate events, such as a change of control, merger or liquidation.

At any time on or after December 15, 2022, a holder may convert its Notes in multiples of $1,000 principal amount. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change or event of default prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.

As of March 31, 2018, the outstanding principal on the Notes was $150.0 million, the unamortized debt discount was $48.0 million, the unamortized debt issuance cost was $2.9 million and the net carrying amount of the liability component was $99.2 million, which was recorded as convertible notes within the condensed consolidated balance sheet. For the three months ended March 31, 2018, the Company recorded interest expense of $158,000 for contractual coupon interest, $6,000 for amortization of debt issuance costs, $100,000 for amortization of the debt discount, and $52,000 of accrued interest expense. As of March 31, 2018 no Notes were available for conversion.

In connection with the debt issuance, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $45.1 million of the net proceeds from the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,858,500. The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part.

Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

NOTE 12. EARNINGS PER SHARE

The Company’s net loss for the periods presented caused the inclusion of all outstanding warrants, restricted stock and options to purchase our common stock to be antidilutive. As of March 31, 2018 and December 31, 2017, there were common stock options and restricted stock units exercisable for 8,099,816 and 7,352,281 shares of common stock, respectively, which were not included in diluted loss per share as the effect was antidilutive.

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the three-month period ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2018	7,328,131	$10.16
Granted	920,439	26.08
Forfeited	(120,212)	9.25
Exercised	(44,290)	18.31
Expired	(352)	24.45
Options Outstanding March 31, 2018	8,083,716	11.94

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

	Three Months Ended
	March 31,	March 31,
	2018	2017
Expected term (in years)	6.11	6.19
Volatility	68%	79%
Expected dividends	—	—
Risk free interest rates	2.69%	2.07%
Weighted average fair value	$16.25	$16.84

The following table shows summary information for outstanding options and options that are exercisable (vested) as of March 31, 2018:

	Options Outstanding	Options Exercisable
Number of options	8,083,716	5,667,598
Weighted average remaining contractual term (in years)	6.35	5.32
Weighted average exercise price	$11.94	$7.86
Weighted average fair value	$8.46	$5.59
Aggregate intrinsic value (in thousands)	$93,003	$86,184

The following table summarizes restricted stock unit and restricted stock award activity during the three-month period ending March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2018	24,150	$26.45
Granted	—	—
Forfeited	—	—
Vested/released	(8,050)	26.45
Outstanding March 31, 2018	16,100	26.45

Equity-based compensation is summarized below (in thousands):

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cost of sales	$46	$—
Research and development	1,612	726
Sales, general and administrative	3,944	2,489
Equity-based compensation expense	$5,602	$3,215

As of March 31, 2018, $451,000 and $81,000 of equity-based compensation expense was a component of capitalized inventory and property and equipment, respectively.

As of March 31, 2018, unrecognized equity-based compensation cost related to unvested stock options and unvested restricted stock units was $24.3 million and $135,000, respectively. This is expected to be recognized over the years 2018 through 2023.

NOTE 14. INCOME TAXES

For the three months ended March 31, 2018, the Company recorded a provision for income taxes of approximately $184,000, which primarily relates to profitable foreign jurisdictions without any net operating loss carryforwards. The Company’s tax expense for the three months ended March 31, 2018 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $20.6 million as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At March 31, 2018, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. The Company provided a full valuation allowance against its deferred tax assets as future realization of such assets is not more likely than not to occur.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three months ended March 31, 2018, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax position within the next 12 months.

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act . The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. The Company revalued its net deferred tax assets for U.S. federal purposes to 21% as of December 31, 2017, with a corresponding adjustment to the valuation allowance. Therefore, the reduction in the U.S. corporate tax rate had no impact to the Company's earnings.

In conjunction with the Tax Act, the SEC staff issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent determinations and adjustments will be recorded during the remainder of the year ended December 31, 2018, as they are identified.

The Tax Act subjects a U.S. shareholder to tax on Global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate, with a corresponding adjustment to the valuation allowance, and have not provided additional GILTI on deferred items.

At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act and has not made any adjustments to the provisional amounts recorded at December 31, 2017. The Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as additional guidance is issued with regards to the Tax Act. These changes are not expected to be material to the Company’s financial statements since the effective tax rate impact will be offset by the corresponding adjustment in the valuation allowance.

NOTE 15. COMMITMENTS

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions (“Lease Agreements”) for office, laboratory and manufacturing space located in Tucson, Arizona and Europe, the last of which expires in 2022. Total rent expense including common area charges was $342,000 and $293,000 for the three months ended March 31, 2018 and 2017, respectively. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2018	$838
2019	204
2020	87
2021	46
2022	4
Thereafter	—
$1,179

Clinical Trial Agreements

The Company has entered into master agreements with clinical trial sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. Clinical trial master agreement expense was $9,000 for the three months ended March 31, 2017, and no material expense was incurred for the three months ended March 31, 2018. The expense incurred as part of the clinical trial is included in research and development on the Company's condensed consolidated statements of operations and comprehensive loss.

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

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 26%, and 2% of total revenue for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017 balances due from foreign customers, in U.S. dollars, were $553,000 and $1.0 million, respectively.

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017
Primary Geographic Markets
Domestic	$595	$518
Foreign	206	12
Net sales	$801	$530

Line of Business
Accelerate Pheno™ revenue	$770	$504
Other revenue	31	26
Net sales	$801	$530

Products and Services
Products	$796	$528
Services	5	2
Net sales	$801	$530

Net sales includes $9,000 and $1,000 of lease income for the three months ended March 31, 2018 and 2017, respectively, which does not represent revenues recognized from contracts with customers.

The following presents long-lived assets (excluding intangible assets) by geographic territory (in thousands):

	March 31,	December 31,
	2018	2017
Domestic	$4,494	$3,779
Foreign	1,357	1,111
Property and equipment, net	$5,851	$4,890

NOTE 17. RELATED PARTY TRANSACTIONS

As part of the transaction discussed in Note 11, one member of the board of director's affiliated entities purchased an aggregate of $30 million of the Company's Notes. The affiliated entity is a Qualified Institutional Buyer which purchased and holds the Notes at March 31, 2018.

NOTE 18. SUBSEQUENT EVENTS

The Notes described in Note 11 provided for a 15% ($22.5M) overallotment option for 13 days following the execution of the purchase agreement. On April 6, 2018 this option was partially exercised and resulted in $21.5 million of additional proceeds. The issuance of the additional Notes will be allocated between long-term debt and contributed capital. This will result in an increase in long-term debt of $14.6 million and an increase in contributed capital of $6.9 million. The Company incurred approximately $645,000 of issuance costs related to the partial exercise, of which $439,000 and $206,000 will be recorded to long-term debt and contributed capital, respectively.

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno™ system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno™ system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The Company’s future operating results may be affected by various trends and factors which are beyond the Company’s control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the SEC including but not limited to the risks in the section entitled “Risk Factors” in its Annual Report on Form 10-K for the period ended December 31, 2017, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

Changes in Results of Operations: Three months ended March 31, 2018 compared to three months ended March 31, 2017

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017	$ Change	% Change
Net sales	$801	$530	$271	51%

For the three months ended March 31, 2018, total revenues increased due to sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits.

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017	$ Change	% Change
Cost of sales	$492	$26	$466	1,792%
Gross profit	$309	$504	$(195)	(39)%

For the three months ended March 31, 2018, cost of sales increased as a result of of higher sales for the three months ended March 31, 2018. Inventory without a cost basis was sold to customers for the three months ended March 31, 2018 and 2017. Sales for the three months ended March 31, 2018 included proportionately less sales of inventory expensed in a previous period; this decrease contributed to an increase in cost of sales. Pre-launch inventory previously not capitalized and expensed in a previous period for the three months ended March 31, 2018 and 2017, was $122,000 and $179,000, respectively. In addition, one-time charges and the effects of excess capacity for the three months ended March 31, 2018 led to higher cost of sales during the current quarter.

Cost of sales include non-cash equity-based compensation of $46,000 and $0 for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018, gross profit decreased as a result of higher cost of sales for the period, as discussed above.

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017	$ Change	% Change
Research and development	$6,782	$4,288	$2,494	58%

Research and development expenses for the three months ended March 31, 2018 increased as compared to the three months ended March 31, 2017. The increase was due to increased salaries, non-cash equity-based compensation, and increased purchases of laboratory and engineering supplies. During the three months ended March 31, 2018, the Company granted immediately vested stock options which increased expenses.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to research and development were $30,000 and $75,000 for the three months ended March 31, 2018 and 2017, respectively.

Research and development expenses include non-cash equity-based compensation of $1.6 million and $726,000 for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017	$ Change	% Change
Sales, general and administrative	$14,353	$10,526	$3,827	36%

Sales, general and administrative expenses for the three months ended March 31, 2018 increased due to an increase in salaries, non-cash equity-based compensation and related expenses as we ramp up our sales and marketing operations globally.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to sales, general and administrative expenses were $0 and $17,000 for the three months ended March 31, 2018 and 2017, respectively.

Sales, general and administrative expenses include non-cash equity-based compensation of $3.9 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, the Company granted stock options that immediately vested, which increased expenses.

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017	$ Change	% Change
Loss from operations	$(20,826)	$(14,310)	$(6,516)	46%

For the three months ended March 31, 2018, the loss from operations increased. The increase was the result of our continued investments in research and development, sales and marketing, and increased employee headcount, along with other factors.

Loss from operations includes non-cash equity-based compensation of $5.6 million and $3.2 million for the three months ended March 31, 2018 and 2017, respectively. This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017	$ Change	% Change
Total other income, net	$198	$110	$88	80%

Other income for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017, primarily due to an increase in interest income as a result of higher investment balances. Interest income was offset in part by other expenses.

	Three Months Ended
	March 31,
	(in thousands)
	2018	2017	$ Change	% Change
Provision for income taxes	$(184)	$—	$(184)	100%

Due to net losses incurred, we have only recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock and issuance of convertible notes. As of March 31, 2018, the Company had $193.6 million in cash and cash equivalents and available-for-sale securities, an increase of $84.4 million from $109.2 million at December 31, 2017. The primary reason for the change in these assets was a convertible debt offering that occurred during the three months ended March 31, 2018.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements is included in Item 1, Note 15, Commitments.

As of March 31, 2018, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for the three months ended March 31, 2018 and 2017:

Cash Flow Summary (in thousands)
	Three Months Ended
	March 31,	March 31,	Increase (Decrease)
	2018	2017
Net cash used in operating activities	$(16,068)	$(15,469)	$(599)
Net cash provided in investing activities	12,475	4,054	8,421
Net cash provided by financing activities	101,847	2,033	99,814

The net cash used in operating activities was $16.1 million and $15.5 million for the three months ended March 31, 2018 and 2017, respectively. These losses are the result of our continued investments in research and development, sales and marketing, and increased employee headcount, along with other factors.

The net cash provided in investing activities was $12.5 million for the three months ended March 31, 2018 and $4.1 million for the three months ended March 31, 2017. The net cash provided is comprised of the maturity of available-for-sale securities, offset by purchases of available-for-sale securities for both periods.

The net cash provided by financing activities was $101.8 million for the three months ended March 31, 2018, and is primarily comprised of proceeds from a convertible debt offering, offset by the prepayment of a forward stock repurchase. The net cash provided by financing activities was $2.0 million for the three months ended March 31, 2017, and was primarily comprised of the exercise of options and warrants.

Our primary use of capital has been for the commercialization and development of the Accelerate Pheno™ system. We believe our capital requirements will continue to be met with our existing cash balance and those provided under revenue, grants, exercises of stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Convertible Notes

On March 27, 2018, we issued $150.0 million aggregate principal amount of 2.50% convertible senior notes due 2023 in a private placement to purchasers for resale to qualified institutional buyers. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. The Notes are convertible into cash, shares of the common stock, or a combination thereof, at our election, at an initial conversion rate of 32.343 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes was allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.

In connection with the offering, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1.9 million shares (based on the sale price of $24.25). The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to us the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to us. We intend to use the remaining net proceeds less issuance cost from the offering of approximately $100.6 million for general corporate purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities is not readily apparent from other sources.

Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Additional critical accounting policies added to Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies include the the adoption of ASC 606, Revenue from Contracts with Customers, and the Company's accounting policy on convertible notes during the three months ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $534,000 as of March 31, 2018 and $555,000 as of December 31, 2017.

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

Foreign Currency Risk

We operate primarily in the United States and a majority of our cost, expense and capital purchasing activities for the three months ended March 31, 2018 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and United States dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Except as described below, there have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Risks related to our convertible senior notes

We have indebtedness in the form of convertible senior notes.

On March 27, 2018, the Company completed an offering of $150.0 million aggregate principal amount of 2.50% Notes due March 15, 2023. As a result of the Notes offering, we incurred $150.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2023. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	heighten our vulnerability to adverse general economic conditions and competitive pressures;

•	require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

Our failure to repurchase Notes at a time when the repurchase is required by the indenture (whether upon a fundamental change or otherwise under the indenture) or pay cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Notes or make cash payments upon conversions thereof.

The prepaid forward may affect the value of the Notes and our common stock and may result in unexpected market activity in the Notes and/or our common stock.

In connection with the issuance of the Notes, we entered into a prepaid forward with a forward counterparty. The prepaid forward is intended to facilitate privately negotiated derivative transactions by which investors in the Notes will be able to hedge their investment. In connection with establishing its initial hedge of the prepaid forward, the forward counterparty (or its affiliate) was to purchase shares of our common stock from, and/or enter into one or more derivative transactions with respect to our common stock, with purchasers of the Notes concurrently with or after the offering of the Notes. The prepaid forward is intended to reduce the dilution to our stockholders from the issuance of our common stock (if any) upon conversion of the Notes and to allow certain investors to establish short positions that generally correspond to initial hedges of their investment in the Notes. Neither we nor the forward counterparty control how such investors may use such derivative transactions. In addition, such investors may enter into other transactions in connection with such derivative transactions, including the purchase or sale of our common stock, at any time. As a result, the existence of the prepaid forward, such derivative transactions, and any related market activity could cause more sales of our common stock over the term of the prepaid forward than there would have otherwise been had we not entered into the prepaid forward. Such sales could potentially impact the market price of our common stock and/or the Notes.

We are subject to counterparty risk with respect to the prepaid forward.

We will be subject to the risk that the forward counterparty might default under the prepaid forward. Our exposure to the credit risk of the forward counterparty will not be secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If the forward counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with the forward counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our common stock. In addition, upon a default by the forward counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the forward counterparty to the prepaid forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.2	Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
3.2.1	Amendment No. 1 to the By-laws of Registrant	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed on November 16, 2017
4.1	Indenture, dated March 27, 2018 between Accelerate Diagnostics, Inc. and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.2	Form of 2.50% Convertible Senior Note due 2023 (included in Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.1	Purchase Agreement, dated March 22, 2018, between Registrant and J.P. Morgan Securities LLC, as representative of the several Initial Purchasers named in Schedule 1 thereto	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.2	Forward Stock Purchase Transaction, dated March 22, 2018, between Registrant and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K filed on March 28, 2018
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101**	XBRL Instance Document
101**	XBRL Taxonomy Extension Schema Document
101**	XBRL Taxonomy Calculation Linkbase Document
101**	XBRL Taxonomy Extension Definition Linkbase Document
101**	XBRL Taxonomy Label Linkbase Document
101**	XBRL Taxonomy Presentation Linkbase Document

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

ACCELERATE DIAGNOSTICS, INC.

May 9, 2018	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2018	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)