Form 10-Q
period 2018-06-30
Accelerate Diagnostics, Inc
filed 2018-08-07
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018

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

As of August 3, 2018 there were 54,127,990 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands)

	June 30,	December 31,
	2018	2017
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$66,810	$28,513
Investments	130,594	80,648
Trade accounts receivable	1,823	1,946
Inventory	11,317	8,063
Prepaid expenses	1,421	850
Other current assets	643	468
Total current assets	212,608	120,488
Property and equipment, net	5,443	4,890
Intellectual property, net	124	134
Other non-current assets	78	—
Total assets	$218,253	$125,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,355	$2,080
Accrued liabilities	5,302	3,636
Deferred revenue and income	185	1,071
Total current liabilities	7,842	6,787
Other long term liabilities	26	21
Convertible notes	115,499	—
Total liabilities	$123,367	$6,808

Commitments and contingencies

Stockholders’ equity:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value;
75,000,000 common shares authorized with 54,090,575 shares issued and outstanding on June 30, 2018 and 75,000,000 authorized with 55,673,810 shares issued and outstanding on December 31, 2017	54	56
Contributed capital	426,091	360,620
Treasury Stock	(45,067)	—
Accumulated deficit	(286,058)	(241,972)
Accumulated other comprehensive loss	(134)	—
Total stockholders’ equity	94,886	118,704
Total liabilities and stockholders’ equity	$218,253	$125,512
See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Net sales	$1,692	$699	$2,493	$1,230

Cost of sales	717	135	1,210	161
Gross profit	975	564	1,283	1,069

Costs and expenses:
Research and development	6,060	5,527	12,842	9,815
Sales, general and administrative	15,330	11,460	29,682	21,988
Total costs and expenses	21,390	16,987	42,524	31,803

Loss from operations	(20,415)	(16,423)	(41,241)	(30,734)

Other income (expense):
Interest expense	(3,205)	—	(3,363)	—
Foreign currency exchange (loss)	(253)	(7)	(198)	(33)
Interest income	774	153	1,075	290
Other expense, net	(25)	(5)	(25)	(5)
Total other income (expense), net	(2,709)	141	(2,511)	252

Net loss before income taxes	(23,124)	(16,282)	(43,752)	(30,482)
Provision for income taxes	(101)	(175)	(285)	(175)
Net loss	$(23,225)	$(16,457)	$(44,037)	$(30,657)

Basic and diluted net loss per share	$(0.43)	$(0.31)	$(0.80)	$(0.58)
Weighted average shares outstanding	54,003	53,568	54,821	52,732

Other comprehensive loss:
Net loss	$(23,225)	$(16,457)	$(44,037)	$(30,657)
Net unrealized (loss) gain on available-for-sale investments	(2)	3	(55)	3
Foreign currency translation adjustment	(191)	204	(79)	204
Comprehensive loss	$(23,418)	$(16,250)	$(44,171)	$(30,450)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(44,037)	$(30,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,072	1,045
Amortization of intangible assets	10	6
Amortization of investment discount	(146)	219
Equity-based compensation	9,011	7,450
Amortization of debt discount and issuance costs	2,273	—
Loss on disposal of property and equipment	266	5
(Increase) decrease in assets:
Accounts receivable	123	(648)
Inventory	(4,334)	(5,537)
Prepaid expense and other	(444)	(624)
Other current assets	(175)	(313)
Other non-current assets	(78)	—
Increase (decrease) in liabilities:
Accounts payable	206	528
Accrued liabilities	661	392
Accrued interest	1,105	—
Deferred revenue and income	(935)	43
Deferred compensation	5	—
Net cash used in operating activities	(35,417)	(28,091)
Cash flows from investing activities:
Purchases of equipment	(702)	(1,643)
Purchases of available-for-sale securities	(91,272)	(39,342)
Sales of available-for-sale securities	3,000	6,522
Maturity of available-for-sale securities	38,272	18,449
Net cash used in investing activities	(50,702)	(16,014)
Cash flows from financing activities:
Issuance of common stock net of issuance costs	276	83,854
Exercise of options and warrants	2,757	3,418
Proceeds from issuance of convertible note	171,499	—
Prepayment of forward stock repurchase transaction	(45,069)	—
Payment of debt issuance costs	(4,991)	—
Net cash provided by financing activities	124,472	87,272
Effect of exchange rate on cash:	(56)	198
Increase in cash and cash equivalents	38,297	43,365
Cash and cash equivalents, beginning of period	28,513	19,244
Cash and cash equivalents, end of period	$66,810	$62,609
Non-cash investing activities:
Transfer of instruments from inventory to property and equipment	$1,196	$—

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

The Company has not included an allowance for doubtful accounts as of June 30, 2018 and December 31, 2017, due to no circumstances arising that would indicate collection of any particular or grouping of customer accounts receivable is doubtful.

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

Warranty reserve activity for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Beginning balance	$176	$31	$192	$1
Provisions	145	50	266	80
Warranty expenses incurred	(122)	(20)	(259)	(20)
Ending balance	$199	$61	$199	$61

Convertible Notes

The Company issued convertible notes that had conversion prices which resulted in an embedded beneficial conversion feature. The intrinsic value of the beneficial conversion feature was recorded as a debt discount with the corresponding amount recorded to contributed capital. The debt discount is amortized to interest expense over the life of the convertible notes using the effective interest method.

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

Service revenue is derived from the sale of extended service agreements which are generally non-cancelable. This revenue is recognized on a straight-line basis over the contract term beginning on the effective date of the contract because the Company is standing ready to provide services. Invoices are generally issued annually and coincide with the beginning of individual service terms.

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

Our payment terms vary by the type and location of our customers and the product or services offered and typically range between 30 and 60 days.

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the quarter ended June 30, 2018.

The Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not fully performed by the Company as of January 1, 2018. We recorded a decrease to opening retained earnings and an increase in deferred revenue of $49,000 as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues for the three and six months ended June 30, 2018 was not material as a result of applying Topic 606.  The reported results for 2017 and prior were prepared and are presented under the guidance of ASC 605, Revenue Recognition.

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

Leases

The Company accounts for leases in accordance with ASC 840, Leases, which requires leases to be classified as either operating or capital leases. In general, the Company classifies leases as capital leases when there is either a transfer of ownership at the end of the lease term, the lease contains a bargain purchase option, the lease term is seventy-five percent or more of the estimated economic life of the leased property or the minimum lease payments are ninety percent or more of the fair value of the leased property at lease inception. Other leases are classified as operating leases.

Operating lease rent is recorded as an operating expense on a monthly basis. For capital leases, both an asset and liability are recorded at the inception of the lease based on the present value of lease payments. The asset is included with property and equipment on the condensed consolidated balance sheet and amortization is recorded on a straight-line basis over the term of the lease with the amortization expense included with depreciation on the statements of operations and comprehensive loss. For the liability, the amount due within the next year is recorded as a current liability and the amount due in more than a year is recorded as a long-term liability on the condensed consolidated balance sheet. Interest expense is recorded based on the implicit or explicit interest rate used in the lease and is included as non-operating interest expense on the statements of operations and comprehensive loss. As of June 30, 2018 and December 31, 2017, the Company did not carry any capital leases.

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

The Company records the fair value of restricted stock units or stock grants based on published closing market price on the day before the grant date.

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

Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings (loss) per share except the denominator includes additional common shares that would have been outstanding if notes convertible at the balance sheet date were converted and share-based payments had been issued. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We do not anticipate this update will have an effect on our condensed consolidated financial statements because all share-based awards granted to nonemployees are fully vested.
In March 2018, issued ASU 2018-05, Amendments Pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 118 (SEC Update), Income Taxes (Topic 740). ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined. During the six months ended June 30, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the Tax Act, as the Company continues to collect the information necessary to complete those calculations. The accounting for the tax effects of the Tax Act will be completed in the second half of 2018.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI), which allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects resulting from the Tax Act that the FASB refers to as having been stranded in AOCI. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact of the adoption of ASU 2018-02 on our condensed consolidated financial statements, though its effects are not expected to be material.

In March 2017, the FASB issued ASU 2017-08, Receivable-Nonrefundable Fees and Other Costs (Topic 310-20) Premium Amortization on Purchased Callable Debt Securities. This amendment shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently assessing the impact this will have on our condensed consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory. This ASU is effective for periods after December 15, 2017 and eliminates the requirement that the Company recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition requirement. This ASU is effective for the 2018 annual reporting period including the interim periods ended March 31, 2018 and June 30, 2018. In adopting this ASU, the Company recorded no cumulative-effect adjustment to retained earnings at January 1, 2018. As the U.S. and the consolidated group are in a net operating loss position, no prepaid tax has been recorded.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, which amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an “incurred loss” methodology is used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities will be recorded in the current period net income. This ASU is effective for us on January 1, 2020, with early adoption permitted. We do not anticipate this guidance will have a significant impact on our condensed consolidated financial statements and plan to adopt on the effective date.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This replaces the existing standards relating to leases for both lessees and lessors. For lessees, the new standard requires most leases to be recorded on the condensed consolidated balance sheet with expenses recognized much like the existing standard. For lessors, the new standard modifies the classification criteria and accounting for sales-type and direct financing leases and eliminates leveraged leases. For both lessees and lessors, the standard eliminates real estate-specific provisions, changes some of the presentation and disclosure requirements, and changes sale and leaseback criteria. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the impact this will have on our condensed consolidated financial statements.

In January, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825). This standard requires equity investments, with some exceptions, be measured at fair value with valuation changes recognized in net income, simplifies the impairment assessment of some equity investments, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments, requires separate presentation of some changes in other comprehensive income, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets, and clarifies the need for a valuation allowance on some deferred tax assets. The Company adopted this ASU on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$37,824	$—	$—	$37,824
Commercial paper	—	5,982	—	5,982
Corporate notes and bonds	—	9,087	—	9,087
Total cash and cash equivalents	$37,824	$15,069	$—	$52,893
Investments:
Certificates of deposit	—	13,682	—	13,682
U.S. Treasury securities	31,744	—	—	31,744
U.S. Agency securities	—	6,944	—	6,944
Commercial paper	—	35,917	—	35,917
Asset-backed securities	—	8,993	—	8,993
Corporate notes and bonds	—	33,314	—	33,314
Total investments	31,744	98,850	—	130,594
Total assets measured at fair value	$69,568	$113,919	$—	$183,487

	December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,832	$—	$—	$7,832
Investments:
Certificates of deposit	—	13,441	—	13,441
U.S. Treasury securities	14,716	—	—	14,716
U.S. Agency securities	—	8,459	—	8,459
Commercial paper	—	9,171	—	9,171
Asset-backed securities	—	3,025	—	3,025
Corporate notes and bonds	—	31,836	—	31,836
Total investments	14,716	65,932	—	80,648
Total assets measured at fair value	$22,548	$65,932	$—	$88,480

Highly liquid investments with an original maturity of three months or less at time of purchase are are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the six months ended June 30, 2018.

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Notes due 2023 (“Notes”). The arrangement provided for a 15% $22.5 million overallotment option to purchase additional Notes 13 days following the execution of the purchase agreement. On April 6, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million, as described in Note 11, Convertible Notes. The calculated fair value of the Notes, of $159.0 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.
NOTE 5. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the of the Company’s cash and cash equivalents. As of June 30, 2018, two of the Company's financial institutions held 58% and 28% of the Company’s cash and cash equivalents, respectively. As of December 31, 2017, two of the Company's financial institutions held 82% and 12% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company has customers who represented 10% or more of the Company’s net accounts receivable balance as of June 30, 2018 and December 31, 2017. The Company had two customers that accounted for 11% and 10% of the Company’s net accounts receivable balance as of June 30, 2018, and one Customer that accounted for 24% of the Company's net accounts receivable balance as of December 31, 2017.

Customers who represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Company A	13%	*	*	*
Company B	12%	*	*	*
Company C	11%	*	*	*
Company D	*	22%	*	13%
Company E	*	21%	*	12%
Company F	*	19%	*	11%
Company G	*	15%	*	*
Company H	*	*	*	31%
Company I	*	*	*	15%

* Less than 10% for the period indicated

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,682	$—	$—	$13,682
U.S. Treasury securities	31,850	1	(107)	31,744
U.S. Agency securities	7,013	—	(69)	6,944
Commercial paper	35,917	—	—	35,917
Asset-backed securities	8,992	2	(1)	8,993
Corporate notes and bonds	33,388	1	(75)	33,314
Total	$130,842	$4	$(252)	$130,594

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,441	$—	$—	$13,441
U.S. Treasury securities	14,787	—	(71)	14,716
U.S. Agency securities	8,510	—	(51)	8,459
Commercial paper	9,171	—	—	9,171
Asset-backed securities	3,026	—	(1)	3,025
Corporate notes and bonds	31,906	—	(70)	31,836
Total	$80,841	$—	$(193)	$80,648

The following table summarizes the maturities of the Company’s available-for-sale securities at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$95,448	$95,312	$55,801	$55,735
Due in 1-5 years	35,394	35,282	25,040	24,913
Total	$130,842	$130,594	$80,841	$80,648

Proceeds from sales of marketable securities (including principal paydowns), for the three months ended June 30, 2018 and 2017 were $0 and $6.5 million, respectively, and for the six months ended June 30, 2018 and 2017 were $3.0 million and $6.5 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no realized gains from sales of marketable securities for the three and six months June 30, 2018 and 2017. No balances were reclassified out of accumulated other comprehensive income (loss) for the three and six months June 30, 2018 and 2017.

No other-than-temporary impairments are recorded as no material investments had a fair value that remained less than its cost for more than twelve months as of those dates. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

NOTE 7. INVENTORY

Inventories consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$5,101	$4,220
Work in process	842	377
Finished goods	5,374	3,466
Inventory, net	$11,317	$8,063

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Computer equipment	$2,801	$2,756
Technical equipment	3,550	3,348
Facilities	3,620	3,621
Instruments	2,283	1,400
Capital projects in progress	720	349
Total property and equipment	$12,974	$11,474
Accumulated depreciation	(7,531)	(6,584)
Property and equipment, net	$5,443	$4,890

Depreciation expense for the three months ended June 30, 2018 and 2017 was $533,000 and $540,000, respectively, and for the six months ended June 30, 2018 and 2017 was $1.1 million and $1.0 million, respectively.
NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative amount awarded to date under these subawards is $1.1 million. The amounts invoiced for the three months ended June 30, 2018 and 2017 were $38,000 and $0, respectively, and for the six months ended June 30, 2018 and 2017 were $98,000 and $3,000, respectively.

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

For purposes of the Grant Agreement, a “Qualified Job” was a job which was permanent, full-time, new to Arizona and for which the Company paid an average annual wage of at least $63,000 and included health insurance benefits, for which the Company paid at least 65% of the premiums. The Grant Agreement also contained other customary provisions, including representations, warranties and covenants of both parties. As of December 31, 2017, the full amount was collected and recorded in current deferred revenue and income.

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

NOTE 10. DEFERRED REVENUE, INCOME AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of June 30, 2018 and December 31, 2017 follows (in thousands):

	June 30,	December 31,
	2018	2017
Products and services not yet delivered	$185	$71
Arizona Commerce Authority grant	—	1,000
Deferred revenue and income	$185	$1,071

We recognized $14,000 and $35,000 of revenues that were included in the contract liabilities balances during the the three and six months ended June 30, 2018, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2018, $1.0 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed, service contracts that begin as warranty periods expire. These contracts typically provide for four-year terms and revenue is recognized on a straight-line basis over the contract term.
The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 11. CONVERTIBLE NOTES

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Notes due 2023. The arrangement provided for a 15% $22.5 million overallotment option to purchase additional Notes 13 days following the execution of the purchase agreement. On April 6, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes are the Company's senior unsecured obligations and mature on March 15, 2023 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.343 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year.

The $171.5 million of proceeds received from the issuance of the Notes were allocated between long-term debt (the “liability component”) of $116.6 million and contributed capital (the “equity component”) of $54.9 million. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $171.5 million, which will result in additional non-cash interest expense being recognized through the Maturity Date. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred approximately $5.0 million of issuance costs related to the issuance of the Notes, of which $3.4 million and $1.6 million were recorded to long-term debt and contributed capital, respectively. The $3.4 million of issuance costs recorded as long-term debt on the condensed consolidated balance sheet are being amortized over the five-year contractual term of the Notes using the effective interest method. The effective interest rate on the Notes, including accretion of the Notes to par and debt issuance cost amortization, is 11.52%.

The Notes include customary terms and covenants, including certain events of default upon which the Notes may be due and payable immediately. Holders have the option to convert the Notes in multiples of $1,000 principal amount at any time prior to December 15, 2022, but only in the following circumstances:

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

At any time on or after December 15, 2022, a holder may convert its Notes in multiples of $1,000 principal amount. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture pursuant to which the Notes were issued) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change or event of default prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.

As of June 30, 2018, the outstanding principal amount on the Notes was $171.5 million, the unamortized debt discount was $52.7 million, the unamortized debt issuance cost was $3.3 million and the net carrying amount of the liability component was $115.5 million, which was recorded as convertible notes within the condensed consolidated balance sheet. The Company recorded interest expense of $1.1 million for contractual coupon interest for the six months ended months ended June 30, 2018, which is also recorded as accrued interest expense as of June 30, 2018. The Company also recorded $126,000 and $132,000 for amortization of debt issuance costs for the three and six months ended June 30, 2018, respectively, and $2.0 million and $2.1 million for amortization of the debt discount for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, no Notes were convertible pursuant to their terms.

In connection with the debt issuance, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $45.1 million of the net proceeds from its issuance of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,858,500. The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

NOTE 12. EARNINGS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Shares issuable upon the release of restricted stock awards	16	24
Shares issuable upon exercise of stock options	8,093	7,328
	8,109	7,352

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the six-month period ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2018	7,328,131	$10.16
Granted	1,115,371	25.45
Forfeited	(91,043)	20.97
Exercised	(253,621)	10.87
Expired	(5,495)	23.43
Options Outstanding June 30, 2018	8,093,343	12.11

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

	Three Months Ended
	June 30,	June 30,
	2018	2017
Expected term (in years)	6.06	6.12
Volatility	64%	75%
Expected dividends	—	—
Risk free interest rates	2.82%	2.02%
Weighted average fair value	$13.53	$16.80

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2018:

	Options Outstanding	Options Exercisable
Number of options	8,093,343	5,689,985
Weighted average remaining contractual term (in years)	6.18	5.13
Weighted average exercise price	$12.11	$8.00
Weighted average fair value	$8.52	$5.68
Aggregate intrinsic value (in thousands)	$88,348	$83,067

The following table summarizes restricted stock unit and restricted stock award activity during the six-month period ending June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2018	24,150	$26.45
Granted	—	—
Forfeited	—	—
Vested/released	(8,050)	26.45
Outstanding June 30, 2018	16,100	26.45

Equity-based compensation is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Cost of sales	$58	$22	$104	$22
Research and development	838	1,166	2,450	1,892
Sales, general and administrative	2,513	3,047	6,457	5,536
Equity-based compensation expense	$3,409	$4,235	$9,011	$7,450

As of June 30, 2018 and 2017, $420,000 and $183,000 of equity-based compensation expense was included as a component of capitalized inventory, respectively. As of June 30, 2018 and 2017, $77,000 and $27,000 of equity-based compensation expense was included as a component of capitalized property and equipment, respectively.

As of June 30, 2018, unrecognized equity-based compensation expense related to unvested stock options and unvested restricted stock units was $22.8 million and $111,000, respectively. This is expected to be recognized over the years 2018 through 2023.

NOTE 14. INCOME TAXES

For the three and six months ended June 30, 2018, the Company recorded a provision for income taxes of approximately $101,000 and $285,000, respectively, which primarily relates to profitable foreign jurisdictions without any net operating loss carryforwards. The Company’s tax expense for the three and six months ended June 30, 2018 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $23.1 million and $43.8 million, respectively, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At June 30, 2018, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards. The Company provided a full valuation allowance against its deferred tax assets as future realization of such assets is not more likely than not to occur.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and six months ended June 30, 2018, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax position within the next 12 months.

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act. The Tax Act reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. The Company revalued its net deferred tax assets for U.S. federal purposes to 21% as of December 31, 2017, with a corresponding adjustment to the valuation allowance. Therefore, the reduction in the U.S. corporate tax rate had no impact on the Company's earnings.

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

The Tax Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate, with a corresponding adjustment to the valuation allowance, and have not provided additional GILTI on deferred items.

At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the Tax Act and has not made any adjustments to the provisional amounts recorded at December 31, 2017. The Company will continue to make and refine its calculations as additional analysis is completed. The Company’s estimates may also be affected as additional guidance is issued with regards to the Tax Act. These changes are not expected to be material to the Company’s financial statements since the effective tax rate impact will be offset by the corresponding adjustment in the valuation allowance.

NOTE 15. COMMITMENTS

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions (“Lease Agreements”) for office, laboratory and manufacturing space located in Tucson, Arizona and Europe, the last of which expires in 2022. Total rent expense, including common area charges was $346,000 and $309,000 for the three months ended June 30, 2018 and 2017, respectively, and for the six months ended June 30, 2018 and 2017 was $688,000 and $625,000, respectively. Future minimum lease payments under these agreements are as follows (in thousands):

Year ending December 31:
2018	$557
2019	206
2020	85
2021	44
2022	4
Thereafter	—
$896

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

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 28% and 22% for the three months ended June 30, 2018 and 2017, respectively, and 27% and 14% for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, balances due from foreign customers, in U.S. dollars, were $864,000 and $1.0 million, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2018	2017	2018	2017
Primary Geographic Markets:
Domestic	$1,220	$544	$1,815	$1,063
Foreign	472	155	678	167
Net sales	$1,692	$699	$2,493	$1,230

Line of Business:
Accelerate Pheno™ revenue	$1,665	$675	$2,435	$1,180
Other revenue	27	24	58	50
Net sales	$1,692	$699	$2,493	$1,230

Products and Services:
Products	$1,671	$695	$2,467	$1,224
Services	21	4	26	6
Net sales	$1,692	$699	$2,493	$1,230

Lease income included in net sales for the three months ended June 30, 2018 and 2017 was $172,000 and $11,000, respectively, and $181,000 and $12,000 for the six months ended June 30, 2018 and 2017, respectively, which does not represent revenues recognized from contracts with customers.

The following presents long-lived assets (excluding intangible assets) by geographic territory (in thousands):

	June 30,	December 31,
	2018	2017
Domestic	$4,210	$3,779
Foreign	1,233	1,111
Property and equipment, net	$5,443	$4,890

NOTE 17. RELATED PARTY TRANSACTIONS

As part of the transaction discussed in Note 11, Convertible Notes, an affiliate of one member of the Company's board of directors purchased an aggregate of $30 million of the Notes. The affiliated entity is a Qualified Institutional Buyer which purchased and holds the Notes at June 30, 2018.

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

Changes in Results of Operations: Three and six months ended June 30, 2018 compared to three and six months ended June 30, 2017

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Net sales	$1,692	$699	$993	142%	$2,493	$1,230	$1,263	103%

For the three and six months ended June 30, 2018, total revenues increased due to sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Cost of sales	$717	$135	$582	431%	$1,210	$161	$1,049	652%
Gross profit	$975	$564	$411	73%	$1,283	$1,069	$214	20%

For the three and six months ended June 30, 2018, cost of sales and gross profit increased as a result of of higher sales for the three and six months ended June 30, 2018. Inventory without a cost basis was sold to customers for the three and six months ended June 30, 2018 and 2017. Sales for the three and six months ended June 30, 2018 included proportionately fewer sales of inventory expensed in a previous period; this decrease contributed to an increase in cost of sales and less gross profit. Pre-launch inventory previously not capitalized and expensed in a previous period for the three months ended June 30, 2018 and 2017, was $122,000 and $187,000, respectively, and $244,000 and $367,000 for the six months ended June 30, 2018 and 2017, respectively.

Cost of sales included non-cash equity-based compensation of $58,000 and $22,000 for the three months ended June 30, 2018 and 2017, respectively, and $104,000 and $22,000 for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$6,060	$5,527	$533	10%	$12,842	$9,815	$3,027	31%

Research and development expenses for the three months ended June 30, 2018 increased as compared to the three months ended ended June 30, 2017. The increase was primarily the result of increasing employee salaries, in preparation of upcoming clinical trials and studies, as well as, an increase in purchases of engineering supplies to support research and development. Research and development expenses for the six months ended June 30, 2018 increased as compared to the six months ended ended June 30, 2017. The increase was primarily the result of increasing employee salaries, non-cash equity-based compensation and increases in purchases of engineering supplies to support research and development.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to research and development, were $0 and $76,000 for the three months ended June 30, 2018 and 2017, respectively, and $25,000 and $151,000 for the six months ended June 30, 2018 and 2017, respectively.

Research and development expenses included non-cash equity-based compensation of $838,000 and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.5 million and $1.9 million for the six months ended June 30, 2018 and 2017, respectively. In March of 2018, the Company granted immediately vested stock options as a part of its annual bonus program, which increased expenses relative to the same periods in 2017.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Sales, general and administrative	$15,330	$11,460	$3,870	34%	$29,682	$21,988	$7,694	35%

Sales, general and administrative expenses for the three months ended June 30, 2018 increased as compared to the three months ended ended June 30, 2017. The increase was primarily the result of an increase in salaries and related expenses as we continued to ramp up our sales and marketing operations globally. Sales, general and administrative expenses for the six months ended June 30, 2018 increased as compared to the six months ended ended June 30, 2017. The increase was primarily the result of an increase an increase in salaries, non-cash equity-based compensation and related expenses as we continued to ramp up our sales and marketing operations globally.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to sales, general and administrative expenses, were $0 and $12,000 for the three months ended June 30, 2018 and 2017, respectively, and $0 and $29,000 for the six months ended June 30, 2018 and 2017, respectively.

Sales, general and administrative expenses included non-cash equity-based compensation of $2.5 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $6.5 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively. In March of 2018, the Company granted immediately vested stock options as a part of its annual bonus program, which increased expenses relative to the same periods in 2017.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Loss from operations	$(20,415)	$(16,423)	$(3,992)	24%	$(41,241)	$(30,734)	$(10,507)	34%

For the three and six months ended June 30, 2018, our loss from operations increased. The increase was the result of our continued investments in research and development, sales and marketing, and increased employee headcount, along with other factors.

Loss from operations included non-cash equity-based compensation of $3.4 million and $4.2 million for the three months ended June 30, 2018 and 2017, respectively, and $9.0 million and $7.5 million for the six months ended June 30, 2018 and 2017, respectively. This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Total other income (expense), net	$(2,709)	$141	$(2,850)	(2,021)%	$(2,511)	$252	$(2,763)	(1,096)%

Other expense for the three and six months ended June 30, 2018 increased compared to the three and six months ended June 30, 2017, primarily due to an increase in interest expense associated with our convertible notes, offset in part by other expenses.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Provision for income taxes	$(101)	$(175)	$74	(42)%	$(285)	$(175)	$(110)	63%

Due to net losses incurred, we have only recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock and issuances of convertible notes. As of June 30, 2018, the Company had $197.4 million in cash and cash equivalents and available-for-sale securities, an increase of $88.2 million from $109.2 million at December 31, 2017. The primary reason for the change in these assets was a convertible note offering that occurred during the six months ended June 30, 2018.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements is included in Item 1, Note 15, Commitments.

As of June 30, 2018, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

The following summarizes selected items in the Company’s consolidated statements of cash flows for the six months ended June 30, 2018 and 2017:

Cash Flow Summary (in thousands)
	Six Months Ended
	June 30,	June 30,	Increase (Decrease)
	2018	2017
Net cash used in operating activities	$(35,417)	$(28,091)	$(7,326)
Net cash used in investing activities	(50,702)	(16,014)	(34,688)
Net cash provided by financing activities	124,472	87,272	37,200

The net cash used in operating activities was $35.4 million and $28.1 million for the six months ended June 30, 2018 and 2017, respectively. These losses are the result of our continued investments in research and development, sales and marketing, and increased employee headcount, along with other factors.

The net cash used in investing activities was $50.7 million for the six months ended June 30, 2018 and $16.0 million for the six months ended June 30, 2017. The net cash used is comprised of the purchases of available-for-sale securities, offset by maturities of available-for-sale securities for both periods.

The net cash provided by financing activities was $124.5 million for the six months ended June 30, 2018, and is primarily comprised of proceeds from our convertible note offering, offset by the prepayment of a forward stock repurchase. The net cash provided by financing activities was $87.3 million for the six months ended June 30, 2017, and was primarily comprised of the sale of common stock.

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

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Notes. The arrangement provided for a 15% $22.5 million overallotment option to purchase additional Notes 13 days following the execution of the purchase agreement. On April 6, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.343 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes was allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.

In connection with the offering, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1.9 million shares (based on the sale price of $24.25). The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to us the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to us. We intend to use the remaining net proceeds less issuance cost from the offering of approximately $121.4 million for general corporate purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities is not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Additional critical accounting policies added to Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies include the the adoption of ASC 606, Revenue from Contracts with Customers, and the Company's accounting policy on convertible notes during the six months ended June 30, 2018.

Item 3. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $907,000 as of June 30, 2018 and $555,000 as of December 31, 2017.

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

Foreign Currency Risk

We operate primarily in the United States and a majority of our cost, expense and capital purchasing activities for the six months ended June 30, 2018 were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and United States dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Notes. The arrangement provided for a 15% $22.5 million overallotment option to purchase additional Notes 13 days following the execution of the purchase agreement. On April 6, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

ACCELERATE DIAGNOSTICS, INC.

August 7, 2018	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2018	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)