Form 10-K
period 2018-12-31
Accelerate Diagnostics, Inc
filed 2019-03-01
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31822
ACCELERATE DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1072256
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3950 South Country Club Road, Suite 470
Tucson, Arizona	85714
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(520) 365-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑
Accelerated filer	☐
Non-accelerated file	☐
Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $667.7 million based on the closing price quoted on The Nasdaq Capital Market.

There were 54,426,623 shares of common stock of the registrant outstanding as of February 25, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K“) to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc.

The Accelerate Pheno™ system is also generically referred to herein as the “ID/AST System” or “Accelerate ID/AST System.”

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include the Company’s future development plans and growth strategy, including plans and objectives relating to the products and future economic performance of the Company, projections as to when certain key business milestones may be achieved, the potential of the Company’s products or technology, the growth of the market, the Company’s estimates as to the size of the Company’s market opportunity and potential pricing, the Company’s competitive position and estimates of time reduction to results. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will retain key management personnel, that the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, that the Company will accurately anticipate market demand for the Company’s products and that there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the Company’s audited financial statements and related notes included elsewhere herein. The Company’s future operating results may be affected by various trends and factors which are beyond the Company's control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports, filed with the Securities and Exchange Commission (the “SEC”), including but not limited to the risks in the section entitled “Risk Factors” in this Form 10-K, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

PART I

Item 1. Business

Overview

Accelerate Diagnostics, Inc. (“Accelerate”) is an in vitro diagnostics company dedicated to providing solutions that improve patient outcomes and lower healthcare costs through the fast diagnosis of serious infections. Microbiology laboratories are in need of new tools to address what the U.S. Centers for Disease Control and Prevention (the “CDC”) calls one of the most serious healthcare threats of our time, antibiotic resistance. A significant contributing factor to the rise of resistance is the overuse and misuse of antibiotics, which is exacerbated by a lack of timely diagnostic results. The delay of identification and antibiotic susceptibility results is often due to the reliance by microbiology laboratories on traditional culture-based tests that often take two to three days to complete. Our technology platform is built to address these challenges by delivering significantly faster testing of infectious pathogens in various patient sample types.

Our first system to address these challenges is the Accelerate Pheno™ system. The Accelerate Pheno™ system utilizes genotypic technology to identify (ID) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (AST), which determines whether live bacterial and fungal cells are resistant or susceptible to a particular antimicrobial. The Accelerate PhenoTest™ BC Kit, which is the first test kit for the system, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. This information is used to rapidly modify antibiotic therapy to lessen side-affects, improve clinical outcomes, and help preserve the useful life of antibiotics.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted our de novo request to market our Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit.

In 2017, we began selling the Accelerate Pheno™ system in hospitals in the United States, Europe, and the Middle East. Consistent with the Company's “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale of the instruments and the sale of single use consumable test kits.

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

In 2012, our Board of Directors and management team established a new strategic direction for the Company, which was (1) to focus on the internal development, manufacture, and commercialization of the Accelerate Pheno™ system and (2) to discontinue efforts to develop and actively market OptiChem and our other surface chemistry products. Our Board of Directors and management pursued this new strategic direction based on the belief that we could internally develop and commercialize the Accelerate Pheno™ system, formerly called the BacCel System.

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

This strategic direction required the Company to raise additional capital, including through the following transactions:

•	In June 2012, the Company raised $14.4 million through the sale of common stock to Abeja Ventures, LLC.

•	In March 2013, the Company obtained additional capital through the exercise of warrants issued to Abeja Ventures, LLC in the aggregate amount of $20.1 million.

•	In August 2013, the Company completed a rights offering that raised gross proceeds of $20.0 million.

•	In April 2014, the Company completed a rights offering that raised gross proceeds of $45.0 million.

•	In December 2015, the Company completed a publicly marketed common stock offering that raised gross proceeds of $109.3 million.

•	In May 2017, the Company completed another publicly marketed common stock offering that raised additional gross proceeds of $89.0 million.

•	In March 2018, the Company completed a convertible debt offering providing additional gross proceeds of $171.5 million.

This strategic direction coupled with various investments permitted the development, clinical trial and FDA registration, and commercialization of the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit. Accelerate has expanded the strategic direction it took in 2012 to include the development of additional test kits, systems, and geographic expansion to advance its mission to improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections globally.

Clinical Need

Antibiotic resistance poses a significant impact to healthcare, costing the U.S. an estimated $55 billion per year in healthcare and productivity costs. This estimate includes $20 billion in direct costs and $35 billion in indirect costs, such as lost productivity and sick days. Increasing infection rates and misuse of antibiotics results in serious treatment complications. Recent studies have shown that the number of hospital-acquired infections in the United States ranges from 214,700 to 1.4 million per year, contributing to an estimated 75,000 deaths per year. According to the CDC, there are approximately 2 million illnesses per year attributable to antibiotic resistance. Moreover, inappropriate antibiotic use is widespread. Of the approximately 35 million patients admitted to U.S. hospitals each year, 56% are put on empiric antibiotic therapy, of which more than half are on inappropriate or unnecessary antibiotics.

AST testing determines which antibiotics will be effective and which will be ineffective for treating a particular patient's infections. Accordingly, AST is ideally designed to address this challenge but previous post culture methods for obtaining AST results took 2-3 days to deliver. Studies have shown that even a modest decrease in the time it takes to deliver an AST result correlates to reduced length and cost of hospital stay per patient. One such study showed that a five hour reduction in the time to receive an AST result delivered a two-day reduction in length of stay and a reduction in patient treatment costs of $1,750 per patient. Based on our analysis, we estimate that the Accelerate Pheno™ system is capable of delivering clinically-actionable results in approximately 19 hours from the time a blood sample is received by the laboratory, while current solutions often require 2-3 days to deliver these results. Studies have established that the Accelerate Pheno™ system is between 24 and 36 hours faster to ID results and 36 to 54 hours faster to AST results.

Market Opportunity

Across North America, Europe and Asia Pacific geographies, we estimate there are over 16 million ID and AST tests completed annually across various sample types. We estimate that of these 16 million tests, our current test kit, the Accelerate PhenoTest™ BC Kit, can address the over 4 million blood culture samples tested each year in North America and Europe.

In addition, based on information compiled from various competitor annual reports and other publicly available information, as well as our own estimates, we believe there are nearly 20,000 global instrument placements currently, consisting of approximately 10,000 bioMerieux Vitek 2® automated instrument installations, 6,000 Danaher Microscan® Systems installations and 4,000 instruments from other companies. We believe these placements approximate the number of potential placements for the Accelerate Pheno™ system globally.

Certain government initiatives are complementary to the Accelerate Pheno™ system. For example, Centers for Medicare and Medicaid Services (“CMS”) programs, which are designed to decrease hospital-acquired infections directly impact hospital budgets via reimbursement cuts, thereby incentivizing providers to enhance infection-management protocols. These programs include the Medicare Hospital-Acquired Condition Reduction Program and the Hospital Readmissions Reduction Program. Similarly, on March 27, 2015, the White House released the National Action Plan for Combating Antibiotic-Resistant Bacteria, which directly and indirectly promotes rapid susceptibility testing. The plan identifies several milestones to accomplish this goal, such as calling on the National Institutes of Health to fund new projects and provide prizes aimed at the development of rapid diagnostic tests that characterize antibiotic susceptibility and improve antibiotic stewardship; mandating implementation of antibiotic stewardship programs by all hospitals participating in Medicare and Medicaid; and calling on the FDA and CMS to evaluate new regulatory pathways to promote development and adoption of innovative infectious disease diagnostics. The antibiotic stewardship programs are being implemented by many hospitals in advance of the 2020 implementation deadline.

Products

The Accelerate Pheno™ system is the Company’s first in vitro diagnostic platform and is intended for the identification and antibiotic susceptibility testing of pathogens most commonly associated with serious or health care-associated infections, including Gram-positive and Gram-negative organisms, as well as yeast. The system leverages long-accepted bacteriological testing principles enhanced by proprietary technology and automation enabling the analysis of live microbial cells. It detects and identifies pathogens directly from a single patient sample followed by antimicrobial susceptibility testing based on the identification results. Antimicrobial susceptibility is determined by morphokinetic cellular analysis (“MCA”), a process that evaluates the change of individual cells and microcolonies in response to a range of antibiotics over time. The system’s combined technologies and automation dramatically reduce the need for time-consuming traditional bacterial culturing, thus eliminating the major source of delay with current testing methods. Identification results are typically available within 90 minutes of presenting the patient sample to the system, and susceptibility results, including minimum inhibitory concentrations (“MIC”), are available about 5 five hours after identification results. In the case of the Accelerate PhenoTest™ BC Kit for positive blood culture samples, a blood culture screening step is required, which we estimate takes an average of approximately twelve hours to complete before the sample is introduced to the Accelerate Pheno™ system. This combined turnaround time is a significant improvement over the multiple days currently required to obtain AST results, with MIC details, using conventional testing methods.

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

The Accelerate Pheno™ system is the result of over a decade of technological development and several years of instrument design and engineering. The system is comprised of custom-engineered functional components, including a robotic pipettor for fluidic manipulation, an optical system with both dark-field and fluorescent illumination, and an imaging system. These sensor components, among others, are used in the four processes that follow, each of which is a crucial component in delivering the rapid ID and AST results.

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

The Accelerate Pheno™ system has been the subject of dozens of scientific posters and studies. Recent studies and associated publications have covered subjects including time savings, performance, opportunity rates for clinical interventions, and clinical outcomes including length of stay. Published study abstracts and links to full papers are available on our website at http://acceleratediagnostics.com/updates/#publications.

Research and Development

The Company plans to continue making significant investments in the research and development of new applications for existing technologies and in the research and development of new complementary technologies.

Since the completion and launch of the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit, the Company has focused on product improvements and the development of additional test kits to address opportunities in additional sample types including, but not limited to, our next kit for severe bacterial pneumonia samples. Similar to the Accelerate PhenoTest™ BC Kit, the objective is to develop test kits that work seamlessly with the Accelerate Pheno™ system and deliver substantial benefits to microbiology laboratories and to physicians in the treatment of serious infections.

We anticipate seeking separate regulatory approval for each additional test kit that we develop. If and when we determine that we will pursue regulatory approvals for those applications, we would likely include the identification of the most prevalent infectious pathogens found in each specimen type and the most commonly prescribed antimicrobial agents for treatment.

Our research activity also includes the evaluation and development of (i) technologies which reduce the cost and increase the throughput of AST, (ii) improved identification technologies, and (iii) other platform technologies potentially useful in addressing other parts of the infectious disease laboratory testing work flow.

The Company's research and development expense for the years ended December 31, 2018, 2017 and 2016, is included in the consolidated statement of operations and comprehensive loss.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno™ system and is, thus, very important to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, automated immobilization process, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno™ system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing,” was issued on March 11, 2008. The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2018, we had 45 issued patents worldwide, including 19 patents issued in the United States and 26 issued outside the United States. Our patents are set to expire on various dates in 2022 through 2035. Additionally, as of December 31, 2018, we had 23 patent applications pending worldwide, including 11 U.S. applications and 12 applications outside the United States. The Company believes that its patent suite would make it difficult for any other company to conduct rapid antibiotic susceptibility testing of individual pathogens utilizing our technology. From a trademark perspective, we had 19 pending and 26 registered marks protecting our brand and prospective products both domestically and internationally.

Sales, Marketing, and Distribution

The target customers for our products are hospital microbiology laboratories that perform identification and antibiotic susceptibility testing. Globally, the vast majority of hospitals with an intensive care unit have such a laboratory. In general, we utilize our own direct sales force to market the Accelerate Pheno™ system to our targeted customers. However, in select geographies, we plan to use third-party distributors to market the product.

The business, while not seasonal, is influenced by the timing of hospital budget and tender approval cycles which vary by geography. Due to the relatively long sales cycles, back-logs are not typical and inventory is managed based on an estimation of demand forecasts.

For the year ended December 31, 2018, none of the Company’s customers represented more than 10% of the Company’s total net sales.

Competition

The leading companies with automated microbiological testing products include Becton, Dickinson and Company (“BD”), bioMerieux, Danaher Corporation (“Danaher”), Bruker Corporation, Luminex Corporation, T2 Biosystems, Abbott and Thermo Fisher Scientific’s subsidiary TREK Diagnostics Systems, Inc. (“TREK”). These companies provide products for the broad-based culturing and analysis of a wide variety of bacteria. These competitors’ AST products require purified bacterial strains or “isolates” for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. We believe these standard culturing methods, including enrichment growth and colony isolation, cannot achieve the speed that the Accelerate Pheno™ system provides.

Potential competitors for rapid AST have recently made announcements at various trade shows, including - but not limited to - Quantamatrix, Q-Linea and Lifescale. While we do not have visibility into all of these companies’ respective stages of development, we believe they are early stage and will require years to achieve FDA approval. In addition to existing and emerging companies, there are manual methods which could be validated by individual hospitals to deliver rapid identification and susceptibility results. See “Risk Factors-Risks Related to Our Business and Strategy-Our industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques” for additional information.

Industry Developments

The clinical microbiology industry is subject to rapid technological changes, and new products are frequently introduced for rapid bacterial identification using genes or other molecular markers. Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, we do not believe that any of these technologies offers the advantages afforded by the Accelerate Pheno™ system. For example, gene detection can be highly sensitive and specific for the identification of pathogens, but very few antibiotic resistance mechanisms are simple enough to accurately guide drug selection. Even in those rare instances that have a direct relationship between a gene and effective resistance, such as particular Methicillin-Resistant Staphylococcus Aureus (MRSA) strains, leading literature has reported novel mutations that escape detection by recently commercialized tests.

Fundamental biological limitations arise from the complexity of the majority of drug resistance expression mechanisms. This complexity precludes direct interpretation of molecular marker presence or absence and extrapolating to prescription guidance. Accordingly, recent studies indicate that identification and resistance results alone are not consistently acted upon by clinicians. Further, many new diagnostic technologies also require prior isolation of cultured colonies in order to assure accuracy. The time required to obtain such isolates, with a minimum of overnight turnaround, prevents these technologies from serving as rapid diagnostics for treatment decision support.

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

MALDI-TOF systems have a major advantage over other molecular methods in identifying a very broad range of organisms. Cost of ownership is also substantially below that of older molecular methods. But the requirement for extensive organism enrichment and purification, as well as the inability to quantify live organisms or distinguish samples derived from viable organisms, substantially limits this technology from time-critical decision support. In this respect, the Accelerate Pheno™ system provides a substantial advantage for more rapid test results. Finally, as with the older molecular methods, MALDI-TOF systems cannot identify major drug resistance expression and face the same fundamental biological barriers as gene detection.

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

Pre-market Approval (“PMA”) Process

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

De novo Classification Process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) in July 2012, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) pre-market notification and received a determination from the FDA that the device was not substantially equivalent to a predicate device. FDASIA streamlined the de novo classification pathway by permitting manufacturers to also request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of such a direct de novo request; however, this time period can be extended if questions and/or requests for additional information are asked of the applicant. If the manufacturer seeks classification into Class II, the manufacturer should include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject a de novo request if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k), determines that the device is not low-to-moderate risk, or determines that general controls would be inadequate to control the risks and special controls cannot be developed.

In July of 2016, we submitted a de novo request for evaluation of automatic Class III Designation to the FDA for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit, and on February 23, 2017, the FDA granted our de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC Kit.

Clinical Trials

Clinical trial data is typically required to support a PMA and is usually required for a 510(k) pre-market notification. Initiation of a clinical trial generally requires submission of an application for an Investigational Device Exemption (an “IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate if it concludes that the clinical subjects are exposed to unacceptable risks. Any trials we conduct must be undertaken in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy. Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

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

In certain cases, advertising is also subject to scrutiny by the Federal Trade Commission (“FTC”) in addition to the FDA. The FDA and other agencies actively enforce these and other applicable laws and regulations, accordingly. Failure to comply with applicable requirements may result in enforcement action by the FDA and/or the U.S. Department of Justice, which may include one or more of the following administrative or judicial sanctions:

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

The federal False Claims Act imposes liability on any person or entity that knowingly presents or causes to be presented a false or fraudulent claim for payment to, or approval by, the U.S. government. Liability under the False Claims Act can give rise to treble damages and civil monetary penalties. In addition to actions initiated by the government itself, the qui tam provisions of the False Claims Act authorize private individuals to bring False Claims Act actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in a percentage of the recovery. In recent years, the government and qui tam relators have initiated suits resulting in multi-million and multi-billion dollar settlements under the False Claims Act in addition to criminal convictions under applicable criminal statutes. Given the significant size of actual and potential settlements, it is expected that the government and qui tam relators will continue to devote substantial resources and use the False Claims Act to investigate and prosecute healthcare companies’ compliance with applicable fraud and abuse laws.

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

As stated above, many states and foreign countries have adopted similar fraud and abuse laws that may be broader in scope and may apply regardless of payer. Violations of any of these laws can lead to additional risk such as risk of plaintiff class actions, state attorney general actions, and investigation by agencies such as the Department of Justice (“DOJ”) or the FTC.

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

In the United States, the Affordable Care Act (“ACA”), enacted in March 2010, made changes that are expected to have a continued and significant impact on the medical device industry and clinical laboratories, including the way healthcare is delivered and financed by governmental and private insurers. For example, the legislation provided for reductions in the Medicare clinical laboratory fee schedule and, since 2013 (with exception of a moratorium period from January 1, 2016 through December 31, 2019), has required that certain medical device manufacturers pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The ACA also requires CMS to reduce payments to hospitals reimbursed under Medicare’s Inpatient Prospective Payment System (“IPPS”) that have excess readmissions. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation that are still being developed and refined, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products. In addition to uncertainty regarding the impact of implementation of the ACA, there are some continued legal challenges to the ACA that, if successful, could call into question the legitimacy of the ACA and its future applicability. Further, the current White House administration has at times threatened to challenge or repeal the ACA, although the scope and timing of any legislation to repeal, amend, replace or reform the ACA is uncertain. See “Risk Factors-Risks related to government regulation” for additional information.

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

Environmental Laws

We use hazardous materials in some of our research, development and manufacturing processes, and our operations are subject to regulation under various federal, state, local, and foreign laws concerning the environment. We believe that our operations are in material compliance with applicable environmental laws and regulations. The costs we incur in complying with such environmental laws and regulations are presently not material to our operations, cash flows or financial condition. It is possible, however, that future developments, including changes in environmental laws and regulations, could lead to material compliance costs, and such costs may have a material adverse effect on our operations, cash flows or financial condition. See “Risk Factors-Risks Related to Our Research and Development Activities-We use hazardous materials in some of our research, development and manufacturing processes and face the accompanying risks and regulations governing environmental safety” for additional information.

Operations

In January 2013, we relocated our headquarters from Denver, Colorado, to Tucson, Arizona, where we currently lease approximately 54,092 square feet of office, manufacturing and laboratory space. Further information regarding our Tucson facility is included in Item 2. Properties included elsewhere in this report, and details regarding our lease arrangement are included in Item 8, Note 18, Commitments and Contingencies to the audited consolidated financial statements included elsewhere in this report.

We assemble the Accelerate Pheno™ system instrument and formulate, fill, and assemble the Accelerate PhenoTest™ BC Kit in our facilities in Tucson, Arizona. The Accelerate Pheno™ system requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. We own the necessary production tooling and believe that we will be able to qualify secondary sources as needed to support future demand for the Accelerate Pheno™ system.

Raw Materials

We purchase many different types of raw materials, including plastics, glass, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing. We also audit relevant sources for compliance with conflict minerals requirements. However, many of our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno™ system. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. See “Risk Factors-Risks Related to Our Research and Development Activities-Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” for additional information.

Employees

We have 287 employees as of December 31, 2018. We have not entered into any collective bargaining agreements and consider our labor practices and employee relations to be good.

Available Information

We regularly file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any other filings required by the SEC. We make these reports available free of charge in the investor relations section of our corporate website (http://ir.axdx.com/) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also access these materials, and other information regarding issuers like us that file information electronically with the SEC, from the SEC’s internet website at http://www.sec.gov. References to our corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, in addition to the other information included or incorporated by reference in this Form 10-K, including our financial statements and the related notes. If any of the following risks materializes, our business, financial condition, results of operations or growth prospects could be materially adversely affected, and the value of an investment in our common stock may decline significantly.

Risks Related to Our Business and Strategy

We have limited revenues from our products and no assurance of future revenues.

We have received limited revenue from sales of the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit. As a result, during the years ended December 31, 2018, 2017 and 2016, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of the Accelerate Pheno™ system, and there can be no assurance that we will be successful at the levels necessary to cover the costs of operations. If we are unsuccessful in generating sufficient revenues from the Accelerate Pheno™ system or any of our other products, we will likely continue to experience losses from operations and negative cash flow.

Until we received FDA approval to market the Accelerate Pheno™ system, we were a development-stage company and therefore incurred significant losses in prior years. While we are in the early years of commercializing the Accelerate Pheno™ system, we may continue to incur losses. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant costs in connection with the development and commercialization of our technology, and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. We have incurred significant losses in recent years and may incur losses in the future. Although we can now begin to commercialize our technology, we expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with establishing and expanding a dedicated sales force and other marketing efforts for the Accelerate Pheno™ system. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our product, future product development and our market penetration and margins. If we are unsuccessful in generating sufficient revenues from the Accelerate Pheno™ system, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno™ system and further development and commercialization of associated test kits and complimentary products.

Our principal business strategy involves the successful commercialization of the Accelerate Pheno™ system, development of associated test kits and the future development and commercialization of complimentary products. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/ EC and applied a CE Mark to the Accelerate Pheno™ system and the Accelerate PhenoTest™ BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno™ system and Accelerate

PhenoTest™ BC Kit. We have and will continue to dedicate a significant amount of resources to market and sell the Accelerate Pheno™ system. Likewise, we plan to continue our investment in the development of additional test kits and the commercialization of the Accelerate Pheno™ system in the United States and other jurisdictions in which we intend to pursue marketing authorization. There can be no assurance that we will successfully commercialize the Accelerate Pheno™ system, any associated test kits, including the Accelerate PhenoTest™ BC Kit, or further develop and commercialize complimentary products. We may be required to expend significantly more resources than planned in this process, and as a result we may have to cease investing in the Accelerate Pheno™ system or developing other products.

If we are not successful in the development of product improvements and additional test kits and commercialization of the Accelerate Pheno™ system, such failure could lead to impairment of certain of our intellectual property and may result in our ceasing operations.

Our efforts to educate hospitals on the benefits of the Accelerate Pheno™ system require significant resources, and we may experience reluctance from hospitals to purchase our products. If we fail to successfully commercialize the Accelerate Pheno™ system, we may never receive a return on the significant investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance we have made, and on further investments we intend to make, and may fail to generate revenue and gain economies of scale from such investments.

Furthermore, the potential market for the Accelerate Pheno™ system may not expand as we anticipate or may even decline based on numerous factors, including the introduction of superior alternative products or the development of new technologies. If we are unable to adequately expand the market for the Accelerate Pheno™ system, this failure would have a material adverse effect on our ability to execute on our business plan and ability to generate revenue.

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

Our success in part depends on our ability to obtain additional product marketing authorizations from the FDA for product candidates in our pipeline. If our attempts to obtain marketing authorization or other regulatory clearance are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business. Our future product candidates may not be sufficiently sensitive or specific to obtain, or may prove to have other characteristics that preclude our obtaining, marketing authorization from the FDA or regulatory clearance. The process of obtaining regulatory clearance is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of our product candidates. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the clearance of, or receipt of marketing authorization from the FDA for, a product candidate or rejection of a regulatory application altogether. The FDA has substantial discretion in the de novo review and clearance processes and may refuse to accept any application or may decide that our data is insufficient for clearance and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing authorization from the FDA or regulatory clearance of a product candidate. Any marketing authorization from the FDA or regulatory clearance we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals. These goals may include the commencement or completion of clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these goals. All of these goals are, and will be, based on a variety of assumptions. The actual timing of these goals can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the uncertainties and risks set forth in this Form 10-K and in our other filings with the SEC. If we do not meet our goals as publicly announced, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

We may not be able to enhance the capabilities of our current and new products to keep pace with our industry’s rapidly changing technology and customer requirements.

Our industry is characterized by rapid technological changes, frequent new product introductions and enhancements and evolving industry standards. Our future success will depend significantly on our ability to enhance our current products and develop or acquire and market new products that keep pace with technological developments and evolving industry standards as well as respond to changes in customer needs. New technologies, techniques or products could emerge that might offer better combinations of price and performance than the products and systems that we plan to sell. It is critical to our success that we anticipate changes in technology and customer requirements and physician, hospital and healthcare provider practices and successfully introduce new, enhanced and competitive technologies to meet our prospective customers’ needs on a timely and cost-effective basis. At the same time, however, we must carefully manage our introduction of new products. If potential customers believe that such new products will offer enhanced features or be sold for a more attractive price, they may delay purchases of existing products until such new products are available.

Further, there can be no assurance that we will be successful in developing or acquiring product enhancements or new products to address changing technologies and customer requirements adequately, that we can introduce such products on a timely basis or that any such products or enhancements will be successful in the marketplace. If we are unable to successfully develop or acquire new products or if the market does not accept our products, or if we experience difficulties or delays in the final development and commercialization of our products, we may be unable to attract additional customers for our products or strategic partners to license our products.

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

Our success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in the Accelerate Pheno™ system. If we experience disruptions or other performance problems with the Accelerate Pheno™ system or any future diagnostic product, we could face warranty and liability claims against us and our reputation could suffer as a result of such failures. We cannot assure you that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. A recall, material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could cause us to incur significant costs, divert the attention of our key personnel or cause other significant customer relations problems.

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

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the expenses we incur for research and development required to maintain and improve our technology, including the continuing development of the Accelerate Pheno™ system;

•	the expenses we incur in connection with the development, marketing authorization and regulatory clearance of the use of the Accelerate Pheno™ system to test on additional specimen types;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales and distribution expenses;

•	the costs incurred to build manufacturing capabilities;

•	the expenses to implement our sales strategy;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

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

Our industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques.

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

Our competitors could develop new products or technologies that are more effective than the Accelerate Pheno™ system and any of our other products or product candidates. Additionally, we expect to face further competitive pressure resulting from the emergence of new ID or AST techniques or tests. For example, we are aware that some hospitals have begun using manual methods created through laboratory developed tests, which have been validated for internal hospital-specific use to deliver ID and AST results. Any of these newly developed products, technologies, and techniques may offer a better combination of price and performance than our products and systems. Our failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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

In addition, changes in policies and/or laws of the United States or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations, limitations on business operations, or the nationalization of private enterprises could reduce the anticipated benefits of international operations and could have a material adverse effect on our ability to expand internationally.

Our employees, independent contractors, principal investigators, consultants, commercial partners, vendors and other agents may engage in misconduct or other improper activities, including non-compliance with legal standards and requirements.

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners, vendors and other agents. Misconduct by these parties could include intentional, reckless or negligent failures to: (i) comply with the laws and regulations of the FDA, CMS, the HHS Office of Inspector General, Office for Civil Rights and other similar foreign regulatory bodies; (ii) provide true, complete and accurate information to the FDA and other similar regulatory bodies; (iii) comply with manufacturing requirements of the FDA and other similar regulatory bodies and manufacturing standards we have established; (iv) comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or (v) report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, unauthorized use of protected health information and data breaches, and other abusive practices. These laws may restrict or prohibit a wide range of activities related to pricing, discounting, marketing and promotion, patient support, royalty, consulting, research and other business arrangements, as well as the improper use of patient information obtained in the course of clinical studies. We currently have a code of conduct applicable to all of our employees and foreign distributors, but it is not always possible to identify and deter employee and/or commercial partner misconduct, and our code of conduct and the other precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, corporate integrity agreements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

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

We are subject to laws and regulations affecting our domestic and international operations in a number of areas. Many laws and regulations, notably those adopted in connection with the Sarbanes-Oxley Act of 2002 by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and The NASDAQ Stock Market, impose obligations on public companies, such as ours, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. Compliance with these laws, regulations and similar requirements may be onerous, requires substantial management time and oversight and requires us to incur significant additional accounting, legal and compliance costs. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services more expensive, delay the introduction of new products in one or more regions, or cause us to change or limit our business practices. In addition, our larger competitors may be in a better position to absorb the costs of being a public company. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors or agents will not violate such laws and regulations or our policies and procedures.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form10-K relating to the size and expected growth of our market, total available market, estimated test and placement volume and estimated pricing, may prove to be inaccurate, which may have negative consequences, such as us overestimating our potential market opportunity. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

Changes in, interpretations of, or enforcement trends related to tax rules and regulations may adversely affect our effective income tax rates or operating margins and we may be required to pay additional tax assessments.

We conduct business globally and file tax returns in various U.S. and foreign tax jurisdictions. Our effective income tax rate could be adversely affected by various factors, many of which are outside of our control, including:

•	changes in pre-tax income in various jurisdictions in which we operate that have differing statutory tax rates;

•	increases in corporate tax rates and the availability of deductions or credits in the United States and elsewhere;

•
changes in tax laws, regulations, and/or interpretations of such tax laws in multiple jurisdictions, including but not limited to U.S. federal and state regulations or interpretations resulting from the Tax Cuts and Jobs Act of 2017;

•	tax effects related to purchase accounting for acquisitions; and

•	resolutions of issues arising from tax examinations and any related interest or penalties.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation, judgment and complex calculations in situations where the ultimate tax determination may not be certain. Our determination of tax liabilities is always subject to review or examination by tax authorities in various jurisdictions. Any adverse outcome of such review or examination could have a material adverse effect on our financial condition and results of operations.

Risks related to our intellectual property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We own or exclusively license 19 issued U.S. patents and 11 pending U.S. patent applications, including provisional and non-provisional filings. We also own 38 pending applications and granted non-U.S. counterpart patents. We own 45 pending and registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

Even if patents do successfully issue and even if such patents cover our products and technologies, we cannot assure you that other parties will not challenge the validity, enforceability or scope of such issued patents in the United States and in foreign countries, including by proceedings such as reexamination, inter-partes review, interference, opposition, or other patent office or court proceedings. The strength of patents in our field involves complex legal and scientific questions. Moreover, we cannot assure you that if such patents were challenged in court or before a regulatory agency that the patent claims will be held valid, enforceable, to be sufficiently broad to cover our technologies or to provide meaningful protection from our competitors. Nor can we assure you that the court or agency will uphold our ownership rights in such patents. Accordingly, we cannot guarantee that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or narrowing of claim scope, such that we could be deprived of patent protection necessary for the successful commercialization of our products and technologies, which could adversely affect our business. To this end, we note that one of our issued European Patents, EP No. 1831692, is the subject of an Opposition proceeding within the European Patent Office. The Opposition, filed by our competitor bioMerieux, alleges that, inter alia, this issued patent claims subject matter that lacks novelty and inventive step in view of the state of the art at the time of filing. We disagree with bioMerieux’s contentions, and have vigorously defended our patent as properly issued by the European Patent Office. We completed our scheduled briefing in response to bioMerieux’s allegations in November 2018. The oral hearing before the European Patent Office is set to occur on January 31, 2019. Should we fail in our defense against bioMerieux’s allegations, the opposed patent potentially could be revoked, the claims may be amended such that they no longer cover aspects of our commercialized products, or any such amended claims potentially could be designed around by competitors.

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

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to make the inventions covered by our pending patent applications, or that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. An interference is now less likely to arise due to changes in U.S. patent law that took effect in 2013, but remains a risk nonetheless. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, is limited.

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

Due to the significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by, entities operating in the industry in which we operate, we believe that there is a risk of litigation arising from allegations of infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us or our licensees.

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

We currently conduct all of our research and development and product development activities in our existing facility in Tucson, Arizona. If this facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if our business is disrupted for any other reason, we may not be able to continue the development of future products or test our products as promptly as our potential customers expect, or possibly not at all, and we would have no other means of conducting such activities until we were able to restore such capabilities at the current facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities and, we may not be able to maintain our relationships with our licensees or customers.

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

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. In particular, our research activities sometimes involve the controlled use of various hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials are in material compliance with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated, and we may not be in compliance with these regulations. In addition, existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, causing us to incur additional compliance costs and/or change the manner in which we operate. We could be held liable for any damages that might result from any accident or release involving hazardous materials.

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

Our operations are affected by various state, federal, and international healthcare, environmental, anti-corruption, fraud and abuse (including anti-kickback and false claims laws), privacy, and employment laws as well as international political sanctions. Violations of these laws and sanctions can result in criminal or civil penalties, including substantial fines and, in some cases, exclusion from participation in federal health care programs such as Medicare and Medicaid. In some cases, the violation of such laws could potentially lead to individual liability and imprisonment.

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

For example, the Affordable Care Act (the “ACA”), enacted in March 2010, made changes that have significantly impacted the medical device industry and other healthcare providers. The legislation requires, among other mandates, that certain medical device manufacturers pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices (with exception of a moratorium period from January 1, 2016 through December 31, 2019). The ACA also requires CMS to reduce payments to hospitals reimbursed under Medicare’s Inpatient Prospective Payment System (“IPPS”) that have excess readmissions. These and other applicable requirements set forth under the ACA and its current and future implementing regulations may significantly increase our costs, and/or reduce our customer’s ability to obtain adequate reimbursement for tests performed with our products, which could adversely affect our business and financial condition. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation that are still being developed and refined, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products. In addition to uncertainty regarding the impact of implementation of the ACA, there are some continued legal challenges to the ACA that, if successful, could call into question the legitimacy of the ACA and its future applicability. Further, the current White House administration has at times threatened to challenge or repeal the ACA, although the scope and timing of any legislation to repeal, amend, replace or reform the ACA is uncertain.

In recent years, other legislative, regulatory, and political changes aimed at regulating healthcare delivery in general and clinical laboratory tests in particular have been proposed and adopted in the United States. Reimbursement for the laboratory industry is under significant pressure. In January 2015, HHS announced a plan to shift the Medicare program and the healthcare system at large, toward paying providers based on quality, rather than the quantity of care provided to patients. In 2017, Medicare’s clinical laboratory reimbursement system became tied to private market rates with the start of the effective period for the Protecting Access to Medicare Act of 2014 (“PAMA”), changing the payment environment for clinical laboratory tests. The measures implemented by PAMA and ACA regulations can result in reduced prices, added costs, and decreased test utilization for our customers, although the full impact on our business of the ACA, changes to the IPPS, PAMA, and other applicable laws, regulations, and policies is uncertain.

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect of any future legislation or regulation will have on our industry generally, our ability to successfully commercialize the Accelerate Pheno™ system, and our overall business operations. Continued changes in healthcare policy could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. For example, any expansion in the government’s regulation of the United States healthcare system could result in decreased profits to us, lower reimbursements to our customers for laboratory testing or reduced medical procedure volumes.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. One factor contributing to volatility in the price of our common stock is the low trading volume currently prevailing in the market for our shares. Further, due to the concentration of the stock the sale of one individual shareholder may have a material impact on the price of the stock. The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2018, the sale price for our common stock ranged from $10.42 to $29.90 per share, and during the year ended December 31, 2017, the sale price for our common stock ranged from $16.75 to $30.45 per share. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The short interest in our common stock is high, which may lead to further volatility in our stock price.

As of December 31, 2018, the number of shares of our common stock shorted was high as compared to the number of shares in the public float. A significant concentration of short interest can be a contributing factor resulting in high volatility in our stock price and volume fluctuations.

The ownership of our common stock is highly concentrated.

As of December 31, 2018, our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 52% of our outstanding capital stock, including

31% beneficially owned, directly or indirectly, by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock. In late 2018 and into 2019 major shareholders of Accelerate have been encouraged to hold their shares in certificate form.

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

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to rely on such exemptions for so long as we remain a smaller reporting company under applicable SEC rules and regulations. Accordingly, we cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock and our stock price may be more volatile.

Risks Related to our Convertible Senior Notes

We have indebtedness in the form of convertible senior notes.

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2023 (the “Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. As a result of this Notes offering, we incurred $171.5 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2023. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to Maturity Date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;

•	require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

To the extent we choose to deliver shares upon conversion of the Notes, the ownership interests of existing stockholders will be diluted and our stock price may be adversely impacted.

Upon conversion of the Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. To the extent we choose to deliver shares upon conversion of some or all of the Notes, this will result in a dilution to the ownership interests of existing stockholders and may depress our stock price.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the Notes that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, the Notes may be settled entirely or partly in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

The prepaid forward we entered into in connection with the Notes offering may affect the value of our common stock and may result in unexpected market activity in our common stock.

In connection with the issuance of the Notes, we entered into a prepaid forward with the forward counterparty. The prepaid forward is intended to reduce the dilution to our stockholders from the issuance of our common stock (if any) upon conversion of the Notes and to allow certain investors to establish short positions that generally correspond to commercially reasonable initial hedges of their investment in the Notes. In addition, the forward counterparty (or its affiliate) may modify its hedge position by entering into or unwinding one or more derivative transactions with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions at any time, including following the offering of the Notes and immediately prior to or shortly after March 15, 2023, the maturity date of the Notes (and are likely to unwind their derivative transactions and/or purchase or sell our common stock in connection with any conversion or repurchase of the Notes and/or in connection with the purchase or sale of notes by certain investors). These activities could also cause or avoid an increase or a decrease in the market price of our common stock.

The prepaid forward initially facilitated privately negotiated derivative transactions relating to our common stock, including derivative transactions by which investors in the Notes established short positions relating to our common stock to hedge their investments in the Notes concurrently with, or shortly after, the placement of the Notes. Neither we nor the forward counterparty control how such investors may use such derivative transactions. In addition, such investors may enter into other transactions in connection with such derivative transactions, including the purchase or sale of our common stock, at any time. As a result, the existence of the prepaid forward, such derivative transactions, and any related market activity could cause more sales of our common stock over the term of the prepaid forward than there would have otherwise been had we not entered into the prepaid forward. Such sales could potentially affect the market price of our common stock.

We are subject to counterparty risk with respect to the prepaid forward. We will be subject to the risk that the forward counterparty might default under the prepaid forward.

We are subject to the risk that the forward counterparty might default under the prepaid forward. Our exposure to the credit risk of the forward counterparty will not be secured by any collateral. Global economic conditions have in the past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If the forward counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with the forward counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our common stock. In addition, upon a default by the forward counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the forward counterparty to the prepaid forward.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and reference laboratory space is located in Tucson, Arizona, and we have other offices in Europe. As of December 31, 2018 and 2017, we leased approximately 55,715 and 53,833 square feet of office, laboratory and manufacturing space, respectively. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. See Item 8, Note 18, Commitments and Contingencies for additional details regarding the leases.

Item 3. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. Other than the patent Opposition proceeding discussed under the heading “Risk Factors-Risks Related to Our Intellectual Property-We may not be successful in our currently pending or future patent applications, and even if such applications are successful, we cannot guarantee that the resulting patents will sufficiently protect our products and proprietary technology” in Item 1A, Risk Factors of this Form 10-K, which is incorporated herein by reference, we believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “AXDX” on The Nasdaq Capital Market.

Performance Graph

The following Performance Graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index (XCMP) and the NASDAQ Biotechnology index (XNBI). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2013 and its relative performance is tracked through December 31, 2018. The Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

	Dec-13	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18
Accelerate Diagnostics, Inc.	100.00	157.30	176.15	170.08	214.75	94.26
NASDAQ Composite	100.00	114.75	122.74	133.62	173.22	168.30
NASDAQ Biotechnology	100.00	134.40	150.22	118.15	143.71	130.97

* $100 invested on 12/31/2013 in stock or index, including reinvestment of dividends.

Holders

As of February 25, 2019, we had approximately 123 record owners of our Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2018:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	8,166,636	$12.11	2,198,095
Equity compensation plans not approved by security holders	—	—	—
Total	8,166,636	$12.11	2,198,095

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements for the years ended December 31, 2014, through 2018. The information below is not necessarily indicative of the results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in Item 8, Financial Statements and Supplementary Data in order to fully understand factors that may affect the comparability of the information presented below.

The following presents selected consolidated statement of operations and comprehensive loss financial data for the years ended December 31 (in thousands):

Selected Consolidated Financial Data (in thousands except per share data)
	2018	2017	2016	2015	2014
Net sales	$5,670	$4,177	$246	$147	$122
Loss from operations	(80,369)	(64,184)	(66,501)	(45,549)	(30,990)
Net loss	(88,326)	(64,028)	(66,374)	(45,498)	(30,933)
Basic and diluted loss per share (1)	(1.62)	(1.18)	(1.29)	(1.01)	(0.71)
Cash dividends	—	—	—	—	—

The following presents selected consolidated balance sheet financial data at December 31 (in thousands):

	2018	2017	2016	2015	2014
Total assets	$185,265	$125,512	$82,852	$139,324	$69,801
Other long term liabilities	53	21	—	—	13
Long term debt	120,074	—	—	—	—

(1) In 2018 shares purchased under the Prepaid Forward are not outstanding for purposes of the calculation of basic and diluted earnings per share. Loss per share has been adjusted for the effects of the April 2014 rights offering.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes our change in fiscal year financial condition, results of operations, recent developments, the significant factors affecting our results of operations, capital resources and liquidity, off-balance sheet arrangements, contractual obligations, as well as discusses recent accounting pronouncements and our critical accounting policies and estimates. You should read the following discussion and analysis together with our financial statements, including the related notes, which are included in this Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See Item 1A, Risk Factors of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report.

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2018, 2017 and 2016

	December 31,				December 31,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Net sales	$5,670	$4,177	$1,493	36%	$4,177	$246	$3,931	1,598%

During the year ended December 31, 2018, total revenues increased compared to the year ended December 31, 2017, due to an increase in sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits.

During the year ended December 31, 2017, total revenues increased compared to the year ended December 31, 2016, due to increased sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits. The increase was in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Cost of sales	$3,187	$1,002	$2,185	218%	$1,002	$—	$1,002	—%
Gross profit	$2,483	$3,175	$(692)	(22)%	$3,175	$246	$2,929	1,191%

During the year ended December 31, 2018, cost of sales increased as a result of an increase in sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits compared to the year ended December 31, 2017. Cost of sales increased at a faster rate than the rate of increase in sales due to increased costs arising from investments in service and manufacturing capacity ahead of production demand. Inventory without a cost basis was sold to customers for the years ended December 31, 2018 and 2017. Pre-launch inventory expensed in a previous period for the years ended December 31, 2018 and 2017, was $0.4 million and $0.9 million, respectively.

During the year ended December 31, 2017, cost of sales and gross profit increased compared to the year ended December 31, 2016, as a result of higher sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits as discussed above.

Cost of sales include non-cash equity-based compensation of $0.2 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Research and development	$27,638	$22,301	$5,337	24%	$22,301	$29,564	$(7,263)	(25)%

Research and development expenses for the year ended December 31, 2018 increased as compared to the year ended December 31, 2017. The increase is due to continued investment in clinical outcomes studies and costs incurred in preparation for a respiratory FDA registration study. During the year ended December 31, 2018, the Company granted performance based options to certain employees, some of which vested and were expensed.

Research and development expenses for the year ended December 31, 2017 decreased as compared to the year ended December 31, 2016. The decrease was primarily the result of clinical trial expenses not recurring in the current period. Additionally, on January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable, and a future economic benefit existed for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit. As a result, the Company started capitalizing pre-launch inventory for the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit on January 1, 2017. Prior to January 1, 2017, all pre-launch inventory was expensed because a future economic benefit could not be asserted.

Pre-launch inventory not capitalized, which included instruments and consumables charged to research and development, were $0.7 million, $0.4 million and $4.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Research and development expenses include non-cash equity-based compensation of $4.8 million, $3.7 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increases in non-cash equity-based compensation was primarily driven by the increases in the number of employees and stock option grants each year.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Sales, general and administrative	$55,214	$45,058	$10,156	23%	$45,058	$37,183	$7,875	21%

Sales, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016 increased year over year. These increases are primarily the result of increases in direct sales headcount, and non-cash equity-based compensation, as we continued to ramp up our sales and marketing operations globally each year.

Pre-launch inventory not capitalized, which included instruments and consumables charged to sales, general and administrative expenses, were $0.1 million and $4.1 million for the years ended December 31, 2017 and 2016, respectively.

Sales, general and administrative expenses include non-cash equity-based compensation of $9.5 million, $10.1 million and $7.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increases in non-cash equity-based compensation was primarily driven by the increases in the number of employees and stock option grants each year.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Loss from operations	$(80,369)	$(64,184)	$(16,185)	25%	$(64,184)	$(66,501)	$2,317	(3)%

During the year ended December 31, 2018, our loss from operations increased compared to the year ended December 31, 2017. The increase was primarily the result of our continued investments in research and development, sales and marketing, and increased employee headcount, along with other factors, partially offset by an increase in sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC kits in 2018 compared to 2017.

During the year ended December 31, 2017, our loss from operations decreased compared to the year ended December 31, 2016. The decrease was primarily the result of higher sales and the Company capitalizing inventory in connection with the FDA granting Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit.

Loss from operations includes non-cash equity-based compensation expense of $14.4 million, $13.9 million and $8.8 million for the years ended December 31, 2018, 2017 and 2016.

These losses and further losses are anticipated and were the result of our continued investments in sales and marketing personnel, key research and development study costs, and commercialization of the Company’s products.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Total other income (expense), net	$(7,746)	$649	$(8,395)	(1,294)%	$649	$394	$255	65%

We had other expense during the year ended December 31, 2018 compared to other income for the year ended December 31, 2017, primarily due to an increase in interest expense associated with the Notes, partially offset by interest income.

Other income during the year ended December 31, 2017 increased compared to the year ended December 31, 2016, primarily due to an increase in interest income as a result of higher investment balances in 2017. Interest income was offset in part by an increase in other expenses.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2018	2017	$ Change	% Change	2017	2016	$ Change	% Change
Provision for income taxes	$(211)	$(493)	$282	(57)%	$(493)	$(267)	$(226)	85%

We have recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of our common stock and the issuance of the Notes. As of December 31, 2018, the Company had $166.5 million in cash and cash equivalents and available-for-sale securities, an increase of $57.3 million from $109.2 million at December 31, 2017. The primary reason for the increase was due to the proceeds we received in connection with the Notes offering in 2018.

The Company is subject to Lease Agreements. The future minimum lease payments under the Lease Agreements are included in Item 8, Note 18, Commitments and Contingencies.

As of December 31, 2018, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

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

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (the “Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes was allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.

In connection with the offering, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1,858,500 shares (based on the sale price of $24.25). The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to us the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to us. We intend to use the remaining net proceeds less issuance cost from the offering of approximately $121.4 million for general corporate purposes.

Summary of Cash Flows

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31 (in thousands):

Cash Flow Summary (in thousands)
	2018	2017	2016
Net cash used in operating activities	$(67,756)	$(55,746)	$(53,408)
Net cash used in investing activities	(20,138)	(25,728)	(49,568)
Net cash provided by financing activities	125,771	90,427	1,762

Cash flows from operating activities

The net cash used in operating activities was $67.8 million, $55.7 million and $53.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation. These losses are the result of continued investments in research and development, sales and marketing, increased employee headcount, along with other factors.

Cash flows from investing activities

The net cash used in investing activities was $20.1 million, $25.7 million and $49.6 million during the years ended December 31, 2018, 2017 and 2016, respectively, and was primarily comprised of purchases of marketable securities, offset by sales and maturities of marketable securities.

Cash flows from financing activities

The net cash provided by financing activities was $125.8 million during the year ended December 31, 2018. This was primarily from proceeds received from the Notes offering during 2018, partially offset by the prepayment of a forward stock repurchase and debt issuance costs. Further information regarding the Notes offering is described in Item 8, Note 11, Convertible Notes. The net cash provided by financing activities was $90.4 million during the year ended December 31, 2017. This was primarily from proceeds received from a public offering of our common stock during 2017. Further information regarding the 2017 public offering is described in Item 8, Note 13, Public Offering. The net cash provided by financing activities was $1.8 million during the year ended December 31, 2016. This was primarily from proceeds received from the recovery of related party short swing profits and exercised options and warrants, partially offset by cash paid for common stock issuance expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2018.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Item 8, Note 18, Commitments and Contingencies that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Item 2, Properties and Item 8, Note 18, Commitments and Contingencies. The Company has entered into Convertible Senior Notes as described in Item 8, Note 11, Convertible Notes. The future expected payment obligations under our agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Obligations	Total	2019	2020	2021	2022	2023
Operating Lease Obligations	$607	$334	$154	$97	$22	$—
Convertible Notes	$171,500	$—	$—	$—	$—	$171,500
Total	$172,107	$334	$154	$97	$22	$171,500

Recent Accounting Pronouncements

A discussion relating to recent accounting pronouncements can be found in Item 8, Note 2, Summary of Significant Accounting Policies.

Critical Accounting Policies

We consider our accounting policies related to inventory, convertible notes, revenue and equity-based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our calculations, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Inventory

Inventory is stated at the lower of cost or market value (net realizable value). The Company determines the cost of inventory using the first-in, first out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and records a charge to expense for such inventory as appropriate.

Convertible Notes

We account for convertible debt instruments that may be settled in cash or equity upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determined the carrying amount of the liability component of the Notes by using estimates and assumptions that market participants would use in pricing a debt instrument. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

The equity component is treated as a discount on the liability component of the Notes, which is amortized over the term of the Notes using the effective interest rate method. Debt issuance costs related to the Notes is allocated to the liability and equity components of the Notes based on their relative values. Debt issuance costs allocated to the liability component are amortized over the life of the Notes as additional non-cash interest expense. Transaction costs allocated to equity are netted with the equity component of the convertible debt instrument in stockholders’ equity.

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenues.

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

We also provide instruments to customers under “reagent rental” agreements, which are typically five years or less. Under these agreements, we install the instrument in the customer’s facility, provide service and the customer agrees to purchase consumable products at a stated price over the term of the agreement. Under reagent rental agreements, the Company’s customers pay an additional instrument rental fee for each consumable test kit purchased which varies based on the monthly volume of consumable test kits purchased. The instrument rental fee and consumable test kits are recognized as contingent rental payments and are included in net sales in the Company’s consolidated financial statements. Contracts sometimes have renewal clauses, but such clauses do not provide for a bargain renewal option or penalize the customer if they do not renew. The instrument remains the Company’s property throughout the term of the agreement and there is no transfer of title upon expiration.

Our payment terms vary by the type and location of our customers and the product or services offered and range between 30 and 150 days.

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2018.

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

The Company estimates the fair value of service based and performance-based stock option awards, including modifications of stock option awards, using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield.

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

The company accounts for forfeitures as they occur rather than on an estimated basis.

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

See Note 16, Employee and Consultant Equity-Based Compensation for further information.

Item 7A. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.5 million for the year ended December 31, 2018 and $0.6 million for the year ended December 31, 2017.

Although the Notes are based on a fixed rate, changes in interest rates could impact the fair market value of the Notes. As of December 31, 2018, the fair market value of the Notes was $121.4 million.

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

Foreign Currency Risk

We operate primarily in the United States and a majority of our cost, expense and capital purchasing activities were transacted in United States dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and United States dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flow for the years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Accelerate Diagnostics, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Accelerate Diagnostics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona
February 28, 2019

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$66,260	$28,513
Investments	100,218	80,648
Trade accounts receivable	1,860	1,946
Inventory	7,746	8,063
Prepaid expenses	980	850
Other current assets	576	468
Total current assets	177,640	120,488
Property and equipment, net	7,303	4,890
Intellectual property, net	114	134
Other non-current assets	208	—
Total assets	$185,265	$125,512

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,322	$2,080
Accrued liabilities	4,962	3,636
Accrued Interest	1,262	—
Deferred revenue and income	217	1,071
Total current liabilities	7,763	6,787
Other long term liabilities	53	21
Convertible notes	120,074	—
Total liabilities	127,890	6,808

Commitments and contingencies

Stockholders' equity:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.001 par value;
75,000,000 common shares authorized with 54,231,876 shares issued and outstanding on December 31, 2018 and 75,000,000 authorized with 55,673,810 shares issued and outstanding on December 31, 2017	54	56
Contributed capital	432,885	360,620
Treasury stock	(45,067)	—
Accumulated deficit	(330,348)	(241,972)
Accumulated other comprehensive (loss)	(149)	—
Total stockholders' equity	57,375	118,704
Total liabilities and stockholders' equity	$185,265	$125,512
See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Net sales	$5,670	$4,177	$246

Cost of sales	3,187	1,002	—
Gross profit	2,483	3,175	246

Costs and expenses:
Research and development	27,638	22,301	29,564
Sales, general and administrative	55,214	45,058	37,183
Total costs and expenses	82,852	67,359	66,747

Loss from operations	(80,369)	(64,184)	(66,501)

Other income (expense):
Interest expense	(10,113)	—	—
Foreign currency exchange loss	(450)	(75)	(77)
Interest and dividend income	2,845	908	494
Other expense, net	(28)	(184)	(23)
Total other income (expense), net	(7,746)	649	394

Net loss before income taxes	(88,115)	(63,535)	(66,107)
Provision for income taxes	(211)	(493)	(267)
Net loss	$(88,326)	$(64,028)	$(66,374)

Basic and diluted net loss per share	$(1.62)	$(1.18)	$(1.29)
Weighted average shares outstanding	54,494	54,073	51,276

Other comprehensive loss:
Net loss	$(88,326)	$(64,028)	$(66,374)
Net unrealized gain (loss) on available-for-sale investments	23	(117)	(64)
Foreign currency translation adjustment	(172)	321	(128)
Comprehensive loss	$(88,475)	$(63,824)	$(66,566)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, January 1, 2016	51,191	$51	$243,894	$(110,915)	$—	$(12)	$133,018
Net loss	—	—	—	(66,374)	—	—	(66,374)
Exercise of options and warrants	314	1	1,496	—	—	—	1,497
Issuance of common stock under employee purchase plan	11	—	226	—	—	—	226
Short swing profits (net of costs)	—	—	866	—	—	—	866
Unrealized loss on available-for-sale securities	—	—	—	—	—	(64)	(64)
Foreign currency translation adjustment	—	—	—	—	—	(128)	(128)
Equity-based compensation	—	—	8,775	—	—	—	8,775
Balances, December 31, 2016	51,516	52	255,257	(177,289)	—	(204)	77,816
Net loss	—	—	—	(64,028)	—	—	(64,028)
Issuance of common stock	3,085	3	83,221	—	—	—	83,224
Exercise of options and warrants	1,045	1	6,605	—	—	—	6,606
Issuance of common stock under employee purchase plan	28	—	597	—	—	—	597
Unrealized loss on available-for-sale securities	—	—	—	—	—	(117)	(117)
Foreign currency translation adjustment	—	—	—	—	—	321	321
Cumulative impact of accounting change	—	—	—	(655)	—	—	(655)
Equity-based compensation	—	—	14,940	—	—	—	14,940
Balances, December 31, 2017	55,674	56	360,620	(241,972)	—	—	118,704
Net loss	—	—	—	(88,326)	—	—	(88,326)
Exercise of options and restricted stock awards issued	382	—	3,749	—	—	—	3,749
Issuance of common stock under employee purchase plan	35	—	583	—	—	—	583
Unrealized loss on available-for-sale securities	—	—	—	—	—	23	23
Foreign currency translation adjustment	—	—	—	—	—	(172)	(172)
Repurchase of common stock under Prepaid Forward contract	(1,859)	(2)	—	—	(45,067)	—	(45,069)
Issuance of convertible note	—	—	53,283	—	—	—	53,283
Cumulative impact of accounting change	—	—	—	(50)	—	—	(50)
Equity-based compensation	—	—	14,650	—	—	—	14,650
Balances, December 31, 2018	54,232	$54	$432,885	$(330,348)	$(45,067)	$(149)	$57,375

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(88,326)	$(64,028)	$(66,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,561	2,196	2,351
Amortization of investment discount	(621)	326	374
Equity-based compensation	14,422	13,933	8,775
Amortization of debt discount and issuance costs	6,849	—	—
Realized gain on available-for-sale securities	—	—	(6)
Loss on disposal of property and equipment	678	240	23
(Increase) decrease in assets:
Accounts receivable	86	(1,912)	43
Inventory	(4,223)	(7,759)	—
Prepaid expense and other assets	(250)	(459)	1,121
Increase (decrease) in liabilities:
Accounts payable	(748)	1,064	(1,242)
Accrued liabilities	1,426	596	1,619
Accrued interest	1,262	—	—
Deferred revenue and income	(904)	36	(92)
Deferred compensation	32	21	—
Net cash used in operating activities	(67,756)	(55,746)	(53,408)
Cash flows from investing activities:
Purchases of equipment	(998)	(2,966)	(2,409)
Purchase of marketable securities	(120,556)	(82,333)	(74,075)
Proceeds from sales of marketable securities	3,000	11,522	9,716
Maturities of marketable securities	98,416	48,049	17,200
Net cash used in investing activities	(20,138)	(25,728)	(49,568)
Cash flows from financing activities:
Proceeds from exercise of warrants and options	3,749	6,606	1,497
Common stock issuance cost	—	—	(814)
Proceeds from issuance of common stocks and warrants	583	83,821	226
Recovery of related party short-swing profits	—	—	866
Payments on capital lease obligations	—	—	(13)
Proceeds from issuance of convertible note	171,500	—	—
Prepayment of forward stock repurchase transaction	(45,069)	—	—
Payment of debt issuance costs	(4,992)	—	—
Net cash provided by financing activities	125,771	90,427	1,762

Effect of exchange rate on cash	(130)	316	(127)

Increase (decrease) in cash and cash equivalents	37,747	9,269	(101,341)
Cash and cash equivalents, beginning of period	28,513	19,244	120,585
Cash and cash equivalents, end of period	$66,260	$28,513	$19,244

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Non-cash investing activities:
Transfer of instruments from inventory to property and equipment	$4,767	$—	$—
Supplemental cash flow information:
Interest paid	$2,001	$—	$—
Income taxes paid	$651	$—	$—

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders’ equity or cash flows. In the current period presentation and the revised prior period presentation, depreciation and amortization expenses are reported as a component of the individual costs and expenses as part of the statements of operations and comprehensive loss. The amount of depreciation and amortization expenses now reported as a component of research and development costs for the years ended December 31, 2018, 2017 and 2016, were $0.8 million, $1.1 million and $1.4 million, respectively. The amount of depreciation and amortization expenses now reported as a component of sales, general and administrative costs for the years ended December 31, 2018, 2017 and 2016, were $1.2 million, $0.6 million and $1.0 million, respectively.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, intangible assets, accrued liabilities, warranty liabilities, tax valuation accounts and equity–based compensation. Actual results could differ materially from those estimates.

Estimated Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurement, which has defined fair value and requires the Company to establish a framework for measuring fair value and disclose fair value measurements. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:

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

See Note 5, Fair Value of Financial Instruments, for further information and related disclosures regarding the Company’s fair value measurements.

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

Investments

The Company invests in various investments which are primarily held in the custody of major financial institutions. Investments consist of certificates of deposit, U.S. government and agency securities, commercial paper, asset-backed securities, and corporate notes and bonds. Management classifies its investments as available-for-sale investments and records these investments in the consolidated balance sheet at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

Inventory

Inventory is stated at the lower of cost or market value (net realizable value). The Company determines the cost of inventory using the first-in, first out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and records a charge to expense for such inventory as appropriate.

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for allowances on a specific account basis by recording charges to bad debt expense reported in sales, general, and administrative expenses. No allowance were recorded at December 31, 2018 and 2017.

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

Property and equipment includes Accelerate Pheno™ systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Depreciation expense for instruments used for sales demonstrations is recorded as a component of sales, general and administrative expense. Depreciation expense for instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of sales. Depreciation expense for instruments used in our laboratory and research is recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years.

See Note 8, Property and Equipment, for further information and related disclosures.

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

Product warranty reserve activity for the years ended December 31 is as follows (in thousands):

	2018	2017	2016
Beginning balance	$192	$1	$—
Provisions	420	331	18
Warranty expenses incurred	(397)	(140)	(17)
	$215	$192	$1

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

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenues.

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

We also provide instruments to customers under “reagent rental” agreements, which are typically five years or less. Under these agreements, we install the instrument in the customer’s facility, provide service and the customer agrees to purchase consumable products at a stated price over the term of the agreement. Under reagent rental agreements, the Company’s customers pay an additional instrument rental fee for each consumable test kit purchased which varies based on the monthly volume of consumable test kits purchased. The instrument rental fee and consumable test kits are recognized as contingent rental payments and are included in net sales in the Company’s consolidated financial statements. Contracts sometimes have renewal clauses, but such clauses do not provide for a bargain renewal option or penalize the customer if they do not renew. The instrument remains the Company’s property throughout the term of the agreement and there is no transfer of title upon expiration.

Our payment terms vary by the type and location of our customers and the product or services offered and range between 30 and 150 days.

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2018.

Cost of Sales

Cost of sales includes cost of materials, direct labor, equity-based compensation, facility and other manufacturing overhead costs for consumable tests and instruments sold to customers. Cost of sales for instruments also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement. Cost of sales includes repair and maintenance cost for instruments covered by a service agreement or instruments covered by a reagent rental agreement. Cost of sales also includes warranty related expenses.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Leases

The Company currently accounts for leases in accordance with ASC 840, Leases, which requires leases to be classified as either operating or capital leases. The Company classifies leases as capital leases when there is either a transfer of ownership at the end of the lease term, the lease contains a bargain purchase option, the lease term is seventy-five percent or more of the estimated economic life of the leased property or the minimum lease payments are ninety percent or more of the fair value of the leased property at lease inception. The Company has entered into reagent rental agreements that qualify as sales-type leases. In those instances, the present value of the minimum lease payments, computed at the interest rate implicit in the lease, is recorded as the sales price and a lease investment is recorded in current and non-current assets. Other leases are classified as operating leases.

Operating lease rent is recorded as an operating expense on a monthly basis. For capital leases, both an asset and liability are recorded at the inception of the lease based on the present value of lease payments. The asset is included with property and equipment on the consolidated balance sheet and amortization is recorded on a straight-line basis over the term of the lease with the amortization expense included with depreciation on the statements of operations and comprehensive loss. For the liability, the amount due within the next year is recorded as a current liability and the amount due in more than a year is recorded as a long-term liability on the consolidated balance sheet. Interest expense is recorded based on the implicit or explicit interest rate used in the lease and is included as non-operating interest expense on the statements of operations and comprehensive loss. As of December 31, 2018 and 2017, the Company did not carry any capital leases.

Equity-Based Compensation

The Company may award stock options, restricted stock units (“RSUs”), performance-based options and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method) except for performance-based options. Performance-based stock options vest based on the achievement of performance targets. Compensation costs associated with performance-based option awards are recognized over the requisite service period based on probability of achievement. Performance-based stock options require management to make assumptions regarding the likelihood of achieving performance targets.

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

The Company records the fair value of RSUs or Stock Grants (“SGs”) based on published closing market price on the day before the grant date.

The company accounts for forfeitures as they occur rather than on an estimated basis.
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

See Note 16, Employee and Consultant Equity-Based Compensation for further information.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and warrants. Potentially dilutive common shares would also include common shares that would have been outstanding if notes convertible at the balance sheet date were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

Earnings per share are restated when certain transactions or events, including rights offerings determined to have bonus elements have occurred.

See Note 15, Earnings (Loss) Per Share, for further information.

Comprehensive Loss

In addition to net loss, comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company holds investments classified as available-for-sale securities and records the change in fair market value as a component of comprehensive income (loss). The Company also has adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars which is included as a component of comprehensive income (loss).

Recent Accounting Pronouncements

Standards that were adopted

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740); Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the 2017 U.S. Tax Cuts and Jobs Act (the “Tax Act”). In accordance with this guidance, the Company’s financial results reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC 740 is incomplete but a reasonable estimate could be determined. During the year ended December 31, 2018, the Company did not recognize any changes to the provisional amounts recorded in its 2017 Annual Report on Form 10-K in connection with the Tax Act. Additionally, the Company filed its 2017 U.S. income tax return in the fourth quarter of 2018.

In May of 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718); Scope of Modification Accounting, which provides guidance on which changes to the terms or conditions of a share-based payment award requires an entity to apply modification accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. We adopted the amendments of this ASU as of January 1, 2018 and concluded that they do not have a material impact on our consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Topic 825); Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments, with some exceptions, be measured at fair value with valuation changes recognized in net income, simplifies the impairment assessment of some equity investments, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments, requires separate presentation of some changes in other comprehensive income, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets, and clarifies the need for a valuation allowance on some deferred tax assets. The Company adopted this ASU on January 1, 2018, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606); an updated standard on revenue recognition. The new standard provides enhancements to the quality and consistency of how revenue is reported under the principle that revenue should be recognized in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the transfer of promised goods or services. The Company adopted Topic 606 using the modified retrospective method applied to those contracts that were not fully performed by the Company as of January 1, 2018. We recorded a decrease to opening retained earnings and an increase in deferred revenue of $0.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues for the year ended December 31, 2018 was not material as a result of applying Topic 606. The reported results for 2017 and prior were prepared and are presented under the guidance of ASC 605, Revenue Recognition.

Standards not yet adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements. This ASU is effective for us on January 1, 2020, with early adoption permitted. We are currently assessing the impact this will have on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for us on January 1, 2019. This update will not have an effect on our consolidated financial statements because all share-based awards granted to nonemployees are fully vested.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects resulting from the Tax Act that the FASB refers to as having been stranded in AOCI. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company does not plan to reclassify these stranded tax effects and therefore, does not expect this standard to have an impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivable - Nonrefundable Fees and Other Costs (Topic 310-20); Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This ASU is effective for us on January 1, 2019. This update will not have an effect on our consolidated financial statements because we do not carry any callable securities held at a premium.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. In November 2018, ASU 2018-19 was issued which amended the standard. ASU 2016-13 amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an “incurred loss” methodology is used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities will be recorded in the current period net income. This ASU is effective for us on January 1, 2020, with early adoption permitted. We do not anticipate this guidance will have a significant impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases,” which together with subsequent amendments is included in ASC 842. ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. ASC 842 also addresses accounting and reporting by lessors, which is not significantly different from current accounting and reporting, and further provides for qualitative and quantitative disclosures. We currently plan to adopt ASC 842 on January 1, 2019 using the optional transition method allowed by ASU 2018-11. This optional transition method allows entities to apply the new leases standard at the adoption date (January 1, 2019 for the Company) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For contracts where we are the lessee, we will record lease liabilities and right of use assets for contracts in effect on January 1, 2019 based on the facts and circumstances as of that date. The Company will elect not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate the lease components from the non-lease components for all classes of underlying assets. While we continue to evaluate certain provisions of ASC 842, based on our current estimates, we expect to recognize right of use assets and lessee lease liabilities of approximately $0.6 million with respect to operating leases. We do not believe the adoption of ASC 842 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of December 31, 2018, two of the Company's financial institutions held 43% and 46% of the Company’s cash and cash equivalents, respectively. As of December 31, 2017, two of the Company's financial institutions held 82% and 12% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 10% of the Company’s net accounts receivable balance as of December 31, 2018, and one customer that accounted for 24% of the Company's net accounts receivable balance as of December 31, 2017.

Customers who represented 10% or more of the Company’s total revenue consisted of the following at December 31 (in thousands).

	2018	2017	2016
Customer A	*	13%	*
Customer B	*	18%	*
Customer C	*	*	87%

* Less than 10% for the period indicated

NOTE 4. FDA CLEARANCE

On January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable and a future economic benefit existed. Inventory produced after that date has been capitalized, and before that date has been expensed. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted Accelerate’s de novo request to market the Accelerate Pheno™ system and Accelerate PhenoTest™ BC kit for identification and antibiotic susceptibility testing of pathogens directly from positive blood culture samples.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31 (see Note 2, Summary of Significant Accounting Policies for further information):

	2018
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$38,444	$—	$—	$38,444
Commercial paper	—	1,493	—	1,493
Total cash and cash equivalents	$38,444	$1,493	$—	$39,937
Investments:
Certificates of deposit	—	10,787	—	10,787
US Treasury securities	22,120	—	—	22,120
US Agency securities	—	7,980	—	7,980
Commercial paper	—	17,025	—	17,025
Asset-backed securities	—	11,998	—	11,998
Corporate notes and bonds	—	30,308	—	30,308
Total investments	22,120	78,098	—	100,218
Total assets measured at fair value	$60,564	$79,591	$—	$140,155

	2017
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,832	$—	$—	$7,832
Investments:
Certificates of deposit	—	13,441	—	13,441
US Treasury securities	14,716	—	—	14,716
US Agency securities	—	8,459	—	8,459
Commercial paper	—	9,171	—	9,171
Asset-backed securities	—	3,025	—	3,025
Corporate notes and bonds	—	31,836	—	31,836
Total investments	14,716	65,932	—	80,648
Total assets measured at fair value	$22,548	$65,932	$—	$88,480

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the year ended December 31, 2018.

On March 27, 2018, the Company issued $150 million aggregate principal amount of 2.50% Convertible Senior Notes due 2023 (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million, as described in Note 11, Convertible Notes. The calculated fair value of the Notes, of $121.4 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.

For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS
2018
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,787	$—	$—	$10,787
US Treasury securities	22,185	1	(66)	22,120
US Agency securities	8,024	1	(45)	7,980
Commercial paper	17,025	—	—	17,025
Asset-backed securities	12,007	—	(9)	11,998
Corporate notes and bonds	30,361	—	(53)	30,308
Total	$100,389	$2	$(173)	$100,218

AVAILABLE-FOR-SALE INVESTMENTS
2017
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$13,441	$—	$—	$13,441
US Treasury securities	14,787	—	(71)	14,716
US Agency securities	8,510	—	(51)	8,459
Commercial paper	9,171	—	—	9,171
Asset-backed securities	3,026	—	(1)	3,025
Corporate notes and bonds	31,906	—	(70)	31,836
Total	$80,841	$—	$(193)	$80,648

The following table summarizes the maturities of the Company’s available-for-sale securities at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$83,030	$82,893	$55,801	$55,735
Due in 1-5 years	17,359	17,325	25,040	24,913
Total	$100,389	$100,218	$80,841	$80,648

Proceeds from sales of marketable securities (including principal paydowns) for the years ended December 31, 2018 and 2017 were $3.0 million and $11.5 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from sales of marketable securities for the years ended December 31, 2018, 2017 and 2016. No material balances were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses as of December 31, 2018 and 2017 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Note 5, Fair Value of Financial Instruments.

NOTE 7. INVENTORY

Inventories consisted of the following at December 31 (in thousands):

	2018	2017
Raw materials	$4,064	$4,220
Work in process	495	377
Finished goods	3,187	3,466
Inventory, net	$7,746	$8,063

See Note 4, FDA Clearance for further information related to 2017 inventory balances.

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31 (in thousands).

PROPERTY AND EQUIPMENT
(in thousands)
	2018	2017
Computer equipment	$2,700	$2,756
Technical equipment	3,868	3,348
Facilities	4,037	3,621
Instruments	5,318	1,400
Capital projects in progress	91	349
Total property and equipment	$16,014	$11,474
Accumulated depreciation	(8,711)	(6,584)
Net property and equipment	$7,303	$4,890

Depreciation expense (which includes amortization of capital lease assets) for the years ended December 31, 2018, 2017 and 2016 was $2.5 million, $2.2 million and $2.3 million, respectively.

During the year ended December 31, 2018, $1.9 million of systems in the field were reclassified out of inventory and into property and equipment, which included $0.1 million of systems in the field as a component of inventory at December 31, 2017. These transfers were the result of a change in the Company’s principal model for instrument acquisition from outright sales of systems to placing systems with customers and recovering that cost through the sale of test kits pursuant to reagent rental agreements. The reclassification from inventory to property and equipment did not have an effect on prior period net income, and the systems will be depreciated going forward.

NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative award amount under these subawards is $1.1 million. The amounts invoiced for the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.2 million and $0.1 million, respectively.

Arizona Commerce Authority Grant

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

In January 2018, the full amount was recognized due to the economic development provisions of the grant being satisfied in full, with the “claw-back” provisions expiring. The $1.0 million was recognized as an offset to expense. Further details are included in Note 10, Deferred Revenue, Income and Remaining Performance Obligations.

Arizona R&D Refundable Tax Credit Program

The Company has applied for and met the program requirements to receive a “Certificate of Qualification” from the Authority, which allows the Company to be eligible for a partial refund of research and development investments (“Arizona R&D Refundable Tax Credit Program”). The amounts collected under this program for the year ended December 31, 2016 was $1.2 million and was recorded as an offset to research and development expenses. No amounts were collected for the years ended December 31, 2018 and 2017. If the amount received for this program is later determined to be incorrect or invalid, the excess may need to be repaid.

NOTE 10. DEFERRED REVENUE, INCOME AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of December 31 follows (in thousands):

	2018	2017
Products and services not yet delivered	$217	$71
Arizona Commerce Authority grant	—	1,000
Deferred revenue and income	$217	$1,071

As described in Note 9, License Agreements and Grants, we received $1.0 million in milestone payments from the Authority pursuant to the Grant Agreement. During the year ended December 31, 2018, the “claw-back” provisions expired and the $1.0 million was recognized as an offset to expense.

We recognized $26,000 of revenues during the year ended December 31, 2018 that were included in the contract liabilities balances at the beginning of the period. No material amount of revenue recognized during the current period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2018, $1.7 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis. The balance also includes product shipments for reagent rental, sales-type lease agreements. The agreements have between two and four year terms and revenue is recognized as product is shipped, typically in a straight-line pattern.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of less than one year and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The Company incurred approximately $5.0 million of issuance costs related to the issuance of the Notes, of which $3.4 million and $1.6 million were recorded to long-term debt and contributed capital, respectively. The $3.4 million of issuance costs recorded as long-term debt on the consolidated balance sheet are being amortized over the five-year contractual term of the Notes using the effective interest method. The effective interest rate on the Notes, including accretion of the Notes to par and debt issuance cost amortization, is 11.52%.

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

As of December 31, 2018, the outstanding principal amount on the Notes was $171.5 million, the unamortized debt discount was $48.4 million, the unamortized debt issuance cost was $3.0 million and the net carrying amount of the liability component was $120.1 million, which was recorded as convertible notes within the consolidated balance sheet. The Company recorded $3.3 million for contractual coupon interest during the year ended December 31, 2018. The Company made its first cash interest expense payment in September 2018 for $2.0 million. The Company also recorded $399,000 for amortization of debt issuance costs during the year ended December 31, 2018, and $6.5 million for amortization of the debt discount during the year ended December 31, 2018. As of December 31, 2018, no Notes were convertible pursuant to their terms. As of December 31, 2018, the if-converted value of the Notes did not exceed the principal value of those notes.

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

NOTE 12. STOCK PURCHASE

In 2012, we entered into a Securities Purchase Agreement with Abeja Ventures, LLC (“Abeja”), pursuant to which the Company agreed to sell and issue to Abeja at a purchase price of $1.03 per share for an aggregate purchase price of $14.4 million; (i) 14.0 million shares of the Company’s common stock (“Common Stock”); (ii) a warrant to purchase 7.0 million shares of Common Stock at an exercise price of $1.03 per share (the “$1.03 Warrant”); and (iii) another warrant to purchase 7.0 million shares of Common Stock at an exercise price of $2.00 per share (the “$2.00 Warrant”), with each warrant exercisable prior to the fifth anniversary of the closing of the transactions contemplated by the Securities Purchase Agreement (collectively, the “Investment”). The purchase of Common Stock and warrants pursuant to the Investment, which was consummated in June 2012, qualified for equity treatment. The respective values of the warrants and Common Stock were calculated using their relative fair values and both are classified under Contributed Capital. The value therefore recorded for the warrants was $5.9 million and for the Common Stock was $8.5 million.

Both warrants were exercisable until June 26, 2017, which was the fifth anniversary of the date on which the warrants were issued.

In 2013, Abeja exercised in full the $1.03 Warrant. On the same date, Abeja also exercised 92% of the $2.00 Warrant (Abeja exercised such warrant for 6.4 million shares, leaving 571,160 shares unexercised on that date). The Company received aggregate funds of $20.1 million in connection with such exercises. Shares issued by the Company in connection with the warrant exercises were issued directly to the members of Abeja on a pro rata basis in accordance with their membership interests and written exercise instructions provided to the Company by Abeja. Immediately after giving effect to the warrant exercises, Abeja also distributed in kind to its members (on a pro rata basis in accordance with their membership interests) the remaining shares of Common Stock held by that entity.

In 2016, warrants to purchase 155,289 shares were exercised at an exercise price of $2.00 leaving 415,871 warrants for shares unexercised at December 31, 2017. The Company received funds totaling $311,000 in connection with these exercises which are recorded as common stock and contributed capital in the consolidated balance sheet.

In 2017, warrants to purchase 370,307 shares were exercised at an exercise price of $2.00 leaving 45,564 warrants for shares unexercised. The Company received funds totaling $0.7 million in connection with these exercises which are recorded as common stock and contributed capital in the Consolidated Balance Sheet. The remaining 45,564 warrants for shares expired on June 26, 2017 and went unexercised. At December 31, 2018 the Company did not carry any warrants for shares due to all warrants for shares being exercised or expired.

NOTE 13. PUBLIC OFFERING

On May 15, 2017, the Company closed an underwritten public offering (the “Public Offering”) of 2,750,000 shares of its common stock at a public offering price of $28.85 per share with underwriting discounts and commissions of $1.73 per share. In connection with the Public Offering, the Company granted the underwriters of the Public Offering a 30-day option to purchase up to an additional 412,500 shares of its common stock at the public offering price, less the underwriting discounts and commissions. On June 8, 2017, the underwriters partially exercised their option to purchase an additional 335,484 shares of common stock. The underwriters’ partial exercise of their option to purchase additional shares resulted in a total of 3,085,484 shares of common stock sold in the Public Offering and total gross proceeds of $89.0 million less underwriting discounts, commissions and other costs of $5.8 million, for net proceeds of $83.2 million to the Company.

NOTE 14. RELATED PARTY TRANSACTION

In June 2016, the Company recorded a net amount of $0.9 million related to the recovery of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. The Company recognized these related party proceeds as an increase to contributed capital on the consolidated balance sheet.

In connection with Note 11, Convertible Notes, an affiliate of one member of the Company's board of directors purchased an aggregate of $30.0 million of the Notes. The affiliated entity is a Qualified Institutional Buyer which continues to hold the Notes as of December 31, 2018.

NOTE 15. EARNINGS (LOSS) PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses at of the following at December 31 (in thousands):

	2018	2017	2016
Shares issuable upon the release of warrants	—	—	416
Shares issuable upon the release of restricted stock awards	76	24	40
Shares issuable upon exercise of stock options	8,091	7,328	6,857
	8,167	7,352	7,313

As discussed in Note 11, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of December 31, 2018, no Notes were convertible pursuant to their terms. The maximum number of shares issuable upon conversion of the Notes is 5.5 million shares.

In connection with the Notes, the Company entered into a prepaid forward stock repurchase transaction. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,858,500. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company.

NOTE 16. EMPLOYEE AND CONSULTANT EQUITY-BASED COMPENSATION

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

As of December 31, 2018, there were 757,975 options exercised under the 2004 Omnibus Stock Option Plan and 3,182,025 that remain outstanding. The 2004 Omnibus Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

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

During the Company's Annual Meeting of Stockholders, stockholders approved amendments to the Company's 2012 Omnibus Equity Incentive Plan increasing the number of shares of Common Stock reserved and available for grant by 4,000,000 in May 2014 and 2,000,000 in May 2017 resulting in a total of 7,677,500 reserved shares.

Stock options granted under this plan vest either (i) upon achievement of a specified performance goal, (ii) immediately, (iii) one year after grant date, (iv) monthly over a one year period, (v) annually over a five year period, or (vi) 40% two years after grant date and the remaining 60% monthly over the next three years. The maximum term is ten years.

RSUs granted under this plan vest either (i) immediately, (ii) annually over a three year period, (iii) annually over a five year period, or (iv) 40% two years after grant date and the remaining 60% monthly over the next three years.

SGs granted under this plan vest immediately.

As of December 31, 2018, there were 879,608 options exercised as well as 42,161 RSUs and SGs issued under the 2012 Omnibus Equity Incentive Plan. There were 4,984,611 shares remaining outstanding, leaving 1,771,120 available for grant.

Combined Stock Option Plans

The following table summarizes option activity under all plans during the years ending December 31, 2018, and 2017 and shows the exercisable shares as of December 31, 2018:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2017	6,857,124	$7.72
Granted	1,208,542	23.84
Forfeited	(79,962)	17.82
Exercised	(656,846)	8.93
Expired	(727)	24.45
Options Outstanding December 31, 2017	7,328,131	10.16
Granted	1,390,014	24.46
Forfeited	(230,779)	21.47
Exercised	(357,373)	10.49
Expired	(39,357)	22.24
Options Outstanding December 31, 2018	8,090,636	12.22
Exercisable December 31, 2018	5,824,748	8.39

The cash received from the exercise of options during the year ending December 31, 2018 was $3.7 million and the tax benefit realized was $0 for the same period. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $4.6 million, $12.1 million and $2.2 million for the years ending December 31, 2018, 2017 and 2016, respectively.

The total fair value of options vesting during the period was $13.4 million, $12.0 million, and $6.6 million for the years ending December 31, 2018, 2017 and 2016, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model. The table below summarizes the inputs used to calculate the estimated fair value of options awarded for the years ended December 31:

Black-Scholes Assumptions for Options Granted
	2018	2017	2016
Expected term (in years)	6.01	6.23	6.43
Volatility	66%	77%	86%
Expected dividends	—	—	—
Risk free interest rates	2.7%	2.1%	1.6%
Estimated forfeitures	—%	—%	8.5%
Weighted average fair value	$14.87	$16.24	$10.35

In general, option awards have a requisite service period and unvested options are forfeited upon employee or consultant termination. In years prior to 2016, the Company estimated a forfeiture rate which was applied to outstanding options to determine options expected to be forfeited with the remaining outstanding options being those expected to vest. Effective January 2017, the Company implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting, and made a policy election to account for forfeitures as they occur.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2018:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable
Number of options	8,090,636	5,824,748
Weighted average remaining contractual term (in years)	5.67	4.56
Weighted average exercise price	$12.22	$8.39
Weighted average fair value	$8.44	$5.92
Aggregate intrinsic value (in millions)	$33.9	$33.9

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $11.50 on the last trading day of 2018 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair market value of the Company’s stock.

The following table summarizes RSU and SG activity during the years ending December 31, 2018 and 2017:

RSU and SG Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs & SGs Outstanding January 1, 2017	40,250	$20.91
Granted	1,911	22.40
Forfeited	—	—
Vested/released	(18,011)	21.07
RSUs & SGs outstanding December 31, 2017	24,150	20.91
Granted	76,000	17.33
Forfeited	—	—
Vested/released	(24,150)	16.58
RSUs & SGs outstanding December 31, 2018	76,000	18.70

The total fair value of RSUs and SGs vested and released during the period was $0.4 million, $0.4 million, and $0 for the years ending December 31, 2018, 2017 and 2016, respectively.

The Company records compensation cost based on the fair value of the award. The table below summarizes the weighted average fair value of RSUs and SGs awarded for the years ending December 31:

RSU and SG Grants
	2018	2017	2016
Weighted average fair value	$17.33	$22.40	$—

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to options for the years ending December 31 (in thousands):

Equity-Based Compensation Expenses and Tax Benefit (in thousands)
	2018	2017	2016
Cost of Sales	$189	$99	$—
Research and development	4,760	3,738	1,585
Sales, general and administrative	9,473	10,096	7,190
Total equity-based compensation expense	$14,422	$13,933	$8,775
Recognized tax benefit	$—	$—	$—

As of December 31, 2018 and 2017, $0.1 million and $0.3 million of equity-based compensation expense was capitalized to inventory, respectively.

As of December 31, 2018 and 2017, $0.1 million and $48,000 of equity-based compensation expense was capitalized to property and equipment, respectively.

As of December 31, 2018, unrecognized equity-based compensation cost related to unvested stock options, and unvested RSUs was $18.0 million and $1.3 million, respectively. This is expected to be recognized over the years 2019 through 2023.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the plan. The expected term for performance-based options granted in 2018 is 5 to 6 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. In August 2018, the Company granted 225,000 performance based-options to certain employees. The performance obligations were met for 50,000 options as of December 31, 2018 and no options were exercised during the year then ended. 175,000 options were outstanding as of December 31, 2018 for which the performance obligations had not been met. Of the options outstanding, no expense has been recorded for 150,000 options as achievement of the performance obligations were not probable as of December 31, 2018. The Company recognized $0.7 million of stock compensation expense for the year ended December 31, 2018, for performance-based stock options. No performance-based stock options were granted before 2018.

NOTE 17. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	2018	2017	2016
U.S. Domestic	$(67,508)	$(46,849)	$(48,539)
Foreign	(20,607)	(16,686)	(17,568)
Net loss before income taxes	$(88,115)	$(63,535)	$(66,107)

The components of the provision for income taxes for the years ended December 31 is presented in the following table:

	2018	2017	2016
Current:
Federal	$—	$—	$—
State	14	—	—
Foreign	197	493	267
Total current provision	211	493	267
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total provision	$211	$493	$267

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act, among other things, reduced the corporate tax rate from the maximum federal statutory rate of 35% to 21%. The Tax Act states that the 21% corporate tax rate is effective for tax years beginning on or after January 1, 2018. However, existing tax law, which was not amended under the Tax Act, governs when a change in tax rate is effective. Existing tax law provides that if the taxable year includes the effective date of any rate change (unless the change is the first date of the taxable year), taxes should be calculated by applying a blended rate to the taxable income for the year. For the Company, the net deferred tax assets for U.S. purposes have been revalued to 21% as of December 31, 2017 with a corresponding adjustment to the valuation allowance. Therefore, the reduction in the U.S. corporate tax rate had no impact to the Company's earnings.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act, providing one year to gather information for such analyses. As of December 31, 2018, we have completed our assessment of the impact of the Tax Act and as a result, there were no changes to the provisional amounts recorded as of December 31, 2017.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes for the years ended December 31 are as follows (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$53,189	$41,086
Property & equipment	648	524
Inventory	395	58
Stock options	11,473	8,195
Intangible assets, definite-lived	40	42
General business credit	9,300	6,651
Deferred revenue	23	253
Other	24	45
Total deferred income tax assets	75,092	56,854
Valuation allowance	(63,060)	(56,854)
Deferred tax assets	$12,032	$—

Deferred income tax liabilities:
Debt amortization	$(12,032)	$—
Total deferred income tax liabilities	$(12,032)	$—

Net deferred income taxes	$—	$—

As of December 31, 2018, the Company generated regular tax federal net operating losses of approximately $221.5 million. The Company's ability to realize tax benefit from the net operating loss is subject to annual limitation under Internal Revenue Code Section 382. The Company will never get the benefit of $4.2 million of the net operating losses generated prior to June 26, 2012. The deferred tax asset has been adjusted to reflect the Section 382 limitation. The net operating losses available for future use are approximately $217.3 million. As a result of the Tax Act, for U.S. income tax purposes, net operating losses generated prior to December 31, 2017 can still be carried forward for up to 20 years, but net operating losses generated after December 31, 2017 carry forward indefinitely, but are limited to 80% utilization against taxable income. Of our total federal net operating loss of $221.5 million, $170.6 million will begin to expire in 2023 and $52.1 million will not expire but will only offset 80 percent of future taxable income.

As of December 31, 2018, the Company has generated state net operating losses of approximately $197.4 million. The Company's state net operating losses will begin to expire in 2033.

The net deferred tax asset valuation allowance is $63.1 million as of December 31, 2018, compared to $56.9 million as of December 31, 2017. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its net deferred tax assets.

During 2018, the Company recognized $14.0 million of the initial deferred tax liability related to the 2018 convertible debt with an adjustment to equity in accordance with ASC 740. The establishment of the deferred tax liability resulted in the reduction of the Company's valuation allowance on existing deferred tax assets. The Company has recorded the reduction of the valuation allowance as an offsetting adjustment in equity. As a result, no net entry to equity was recorded for the 2018 convertible debt in 2018. Subsequent changes in the deferred tax liability related to the convertible debt would be recorded as a component of income tax expense or benefits.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, France, Germany, Italy, Spain, Russia, and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31 is as follows:

	2018	2017	2016
U.S. federal statutory income tax rate	(21.00)%	(34.00)%	(34.00)%
State taxes, net of federal tax benefit	(3.07)	(2.62)	(1.69)
Permanent and other differences	(0.26)	(2.31)	(0.17)
Change in tax rates	(0.41)	(1.02)	0.67
Tax rate differential	4.92	8.99	8.62
Tax cuts and jobs act	—	38.46	—
Unrecognized tax benefits	0.81	1.20	1.09
Nondeductible equity and other compensation	(0.17)	(4.31)	1.17
Credit for increased research activities	(3.12)	(4.42)	(3.31)
Change in Valuation allowance	22.54	0.81	28.02
	0.24%	0.78%	0.40%

The Company's uncertain tax positions at December 31 as follows (in thousands):

	2018	2017	2016
Balance at beginning of year	$2,141	$1,101	$343
Increases for prior positions	70	97	37
Increases for current year positions	775	943	721
Other increases	—	—	—
Decreases due to settlements	—	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—
Other decreases	(3)	—	—
Balance at end of year	$2,983	$2,141	$1,101

These uncertain positions are not expected to change within the next twelve months. Of the $3.0 million of uncertain tax positions, $0.1 million would impact the effective tax rate, if reversed. The Company accounts for interest on uncertain tax positions within tax expense. The Company's foreign subsidiaries are subject to applicable jurisdiction examination for all years of operations. The Company did not accrue interest or penalties for these uncertain tax positions as of December 31, 2018.

The Company incurred net operating losses since inception that are subject to adjustment under IRS and state examination. The Company has not experienced any adjustments to date and is not currently subject to audit in any jurisdiction.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Leases

The Company has entered into lease agreements, lease amendments, and lease extensions (“Lease Agreements”) for office, laboratory and manufacturing space located in Tucson, Arizona and Europe. Total rent expense including common area charges was $1.4 million, $1.3 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments under these agreements are as follows (in thousands):

2019	$334
2020	154
2021	97
2022	22
Thereafter	—
Total	$607

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

NOTE 19. INDUSTRY, GEOGRAPHIC, AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 27%, 28% and 3% of total revenue for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, balances due from foreign customers, in U.S. dollars, were $1.0 million and $1.1 million, respectively.

The following presents long-lived assets (excluding intangible assets) by geographic territory at December 31 (in thousands):

	2018	2017
Domestic	$6,309	$3,779
Foreign	994	1,111
	$7,303	$4,890

The following presents total net sales by geographic territory for the years ended December 31 (in thousands):

	2018	2017	2016
Domestic	$4,153	$3,016	$238
Foreign	1,517	1,161	8
Net sales	$5,670	$4,177	$246

The following presents total net sales by line of business for the years ended December 31 (in thousands):

	2018	2017	2016
Accelerate Pheno™ revenue	$5,547	$4,057	$163
Other revenue	123	120	83
Net sales	$5,670	$4,177	$246

The following presents total net sales by products and services for the years ended December 31 (in thousands):

	2018	2017	2016
Products	$5,576	$4,157	$246
Services	94	20	—
Net sales	$5,670	$4,177	$246

Lease income included in net sales for the year ended December 31, 2018 was $0.4 million, which does not represent revenues recognized from contracts with customers. Lease income included in net sales for the years ended December 31, 2017 and 2016 is immaterial.

NOTE 20. SUPPLEMENTAL DATA (UNAUDITED)

The following is a summary of unaudited selected quarterly financial information for the three months ended 2018 (in thousands, except per share data):

	December 31,	September 30,	June 30,	March 31,
Revenue	$1,822	$1,355	$1,692	$801
Gross profit	$524	$675	$975	$309
Loss from operations	$(19,759)	$(19,369)	$(20,415)	$(20,826)
Net loss	$(22,191)	$(22,098)	$(23,225)	$(20,812)
Basic and diluted net loss per share	$(0.41)	$(0.41)	$(0.43)	$(0.37)

The following is a summary of unaudited selected quarterly financial information for the three months ended 2017 (in thousands, except per share data):

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2018, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Company’s Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report of Ernst & Young LLP required under this Item 9A is contained in PART II, Item 8, Report of Independent Public Accounting Firm of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

b)    Exhibits required by Item 601 of Registration S-K

The information required by this Item is set forth on the exhibit index precedes the signature page of this report.

Item 16. Form 10-K Summary

None.
EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.2	Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
3.2.1	Amendment No. 1 to the Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2017
4.1	Specimen Common Stock Certificate	Filed herewith
4.2	Indenture, dated March 27, 2018 between Registrant and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.3	Form of 2.50% Convertible Senior Note due 2023 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.1*	Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.2*	Amendment to Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.3*	Form of Stock Option Award Agreement under Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.4	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.5*	Offer Letter between Registrant and Lawrence Mehren, dated as of June 24, 2012	Incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.6*	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.7	Lease Agreement between Registrant and Pima County, dated as of August 20, 2012	Incorporated by reference to Exhibit 10.11 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012

10.8	Grant Agreement between Registrant and the Arizona Commerce Authority, dated as of August 22, 2012	Incorporated by reference to Exhibit 10.12 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.9*
Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan (as amended by the First Amendment to the Accelr8 Technology Corporation 2012 Omnibus Equity Incentive Plan and the Second Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan)
Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.9.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.9.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.9.3*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.9.4*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.9.5*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.10	Forward Stock Purchase Transaction, dated March 22, 2018, between Registrant and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.11*	2019 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.11.1*	Form of Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.12*	Separation Agreement and General Release, dated November 25, 2018, between Juan Manuel Martín Duaigües and the Registrant	Filed herewith
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

February 28, 2019	By: /s/ Lawrence Mehren
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

Signature	Title	Date

/s/ Lawrence Mehren Lawrence Mehren	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019

/s/ Steve Reichling Steve Reichling	Corporate Secretary, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 28, 2019

/s/ John Patience John Patience	Chairman of the Board of Directors	February 28, 2019

/s/ Jack Schuler Jack Schuler	Director	February 28, 2019

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	February 28, 2019

/s/ Frank ten Brink Frank ten Brink	Director	February 28, 2019

/s/ Mark Miller Mark Miller	Director	February 28, 2019

/s/ Charles Watts, M.D. Charles Watts	Director	February 28, 2019

/s/ Tom Brown Tom Brown	Director	February 28, 2019