Form 10-Q
period 2019-03-31
Accelerate Diagnostics, Inc
filed 2019-05-10
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AXDX	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

As of May 3, 2019, there were 54,459,889 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$75,309	$66,260
Investments	75,550	100,218
Trade accounts receivable	1,950	1,860
Inventory	8,599	7,746
Prepaid expenses	1,880	980
Other current assets	712	576
Total current assets	164,000	177,640
Property and equipment, net	7,242	7,303
Right of use assets	487	—
Intellectual property, net	108	114
Other non-current assets	348	208
Total assets	$172,185	$185,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,505	$1,322
Accrued liabilities	3,236	4,962
Accrued interest	191	1,262
Deferred revenue and income	291	217
Current operating lease liability	244	—
Total current liabilities	6,467	7,763
Noncurrent operating lease liability	243	—
Other long term liabilities	46	53
Convertible notes	122,461	120,074
Total liabilities	$129,217	$127,890

Commitments and contingencies

Stockholders’ equity:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value;
75,000,000 common shares authorized with 54,454,347 shares issued and outstanding on March 31, 2019 and 54,231,876 shares issued and outstanding on December 31, 2018	54	54
Contributed capital	440,154	432,885
Treasury Stock	(45,067)	(45,067)
Accumulated deficit	(352,069)	(330,348)
Accumulated other comprehensive loss	(104)	(149)
Total stockholders’ equity	42,968	57,375
Total liabilities and stockholders’ equity	$172,185	$185,265

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Net sales	$1,750	$801

Cost of sales	916	492
Gross profit	834	309

Costs and expenses:
Research and development	6,933	6,782
Sales, general and administrative	12,723	14,353
Total costs and expenses	19,656	21,135

Loss from operations	(18,822)	(20,826)

Other income (expense):
Interest expense	(3,459)	(158)
Foreign currency exchange (loss) gain	(59)	55
Interest income	842	301
Other expense (net)	(2)	—
Total other (expense) income, net	(2,678)	198

Net loss before income taxes	(21,500)	(20,628)
Provision for income taxes	(221)	(184)
Net loss	$(21,721)	$(20,812)

Basic and diluted net loss per share	$(0.40)	$(0.37)
Weighted average shares outstanding	54,337	55,640

Other comprehensive loss:
Net loss	$(21,721)	$(20,812)
Net unrealized gain (loss) on available-for-sale investments	121	(53)
Foreign currency translation adjustment	(76)	112
Comprehensive loss	$(21,676)	$(20,753)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(21,721)	$(20,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment and operating lease assets	626	544
Amortization of investment discount	(180)	19
Equity-based compensation	3,397	5,602
Amortization of debt discount and issuance costs	2,387	158
Realized gain on sale of investments	(2)	—
Loss on disposal of property and equipment	329	11
(Increase) decrease in assets:
Accounts receivable	(90)	881
Inventory	(1,567)	(1,917)
Prepaid expense and other	(1,041)	(989)
Increase (decrease) in liabilities:
Accounts payable	1,151	701
Accrued liabilities, and other	(1,790)	733
Accrued interest	(1,071)	—
Deferred revenue and income	74	(1,003)
Deferred compensation	(7)	4
Net cash used in operating activities	(19,505)	(16,068)
Cash flows from investing activities:
Purchases of equipment	(37)	(1,294)
Purchase of marketable securities	(12,826)	(9,356)
Proceeds from sales of marketable securities	9,000	3,000
Maturities of marketable securities	28,662	20,125
Net cash provided by investing activities	24,799	12,475
Cash flows from financing activities:
Proceeds from issuance of common stock	139	134
Proceeds from exercise of options	3,677	1,112
Proceeds from issuance of convertible note	—	150,000
Prepayment of forward stock repurchase transaction	—	(45,069)
Payment of debt issuance costs	—	(4,330)
Net cash provided by financing activities	3,816	101,847

Effect of exchange rate on cash	(61)	80

Increase in cash and cash equivalents	9,049	98,334
Cash and cash equivalents, beginning of period	66,260	28,513
Cash and cash equivalents, end of period	$75,309	$126,847

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Non-cash investing activities:
Transfer of instruments from inventory to property and equipment	$769	$—
Supplemental cash flow information:
Interest paid	$2,144	$—
Income taxes paid	$2	$—

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited
(in thousands, except per share data)

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2018	54,232	54	432,885	(330,348)	(45,067)	(149)	57,375
Net Loss	—	—	—	(21,721)	—	—	(21,721)
Exercise of options	215	—	3,677	—	—	—	3,677
Issuance of common stock under employee purchase plan	7	—	139	—	—	—	139
Unrealized loss on available-for-sale securities	—	—	—	—	—	121	121
Foreign currency translation adjustment	—	—	—	—	—	(76)	(76)
Equity-based compensation	—	—	3,453	—	—	—	3,453
Balances, March 31, 2019	54,454	54	440,154	(352,069)	(45,067)	(104)	42,968

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited
(in thousands, except per share data)

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2017	55,674	56	360,620	(241,972)	—	—	118,704
Net Loss	—	—	—	(20,812)	—	—	(20,812)
Exercise of options	128	—	1,112	—	—	—	1,112
Issuance of common stock under employee purchase plan	7	—	134	—	—	—	134
Unrealized loss on available-for-sale securities	—	—	—	—	—	(53)	(53)
Foreign currency translation adjustment	—	—	—	—	—	112	112
Repurchase of common stock under Prepaid Forward contract	(1,859)	(2)	—	—	(45,067)	—	(45,069)
Issuance of convertible note	—	—	46,614	—	—	—	46,614
Cumulative impact of accounting change	—	—	—	(49)	—	—	(49)
Equity-based compensation	—	—	5,782	—	—	—	5,782
Balances, March 31, 2018	53,950	54	414,262	(262,833)	(45,067)	59	106,475

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS; BASIS OF PRESENTATION; PRINCIPLES OF CONSOLIDATION; SIGNIFICANT ACCOUNTING POLICIES

Accelerate Diagnostics, Inc. (“we” or “us” or “our” or “Accelerate” or the “Company”) is an in vitro diagnostics company dedicated to providing solutions that improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on March 1, 2019.

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date, but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2019, or any future period.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, tax valuation accounts and equity–based compensation. Actual results could differ materially from those estimates.
Estimated Fair Value of Financial Instruments

The Company follows ASC 820, Fair Value Measurement, which has defined fair value and requires the Company to establish a framework for measuring and disclosing fair value. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:

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

The estimated fair value of the Company’s long-term debt represents a Level 2 measurement. See Note 10, Convertible Notes for further detail on the Company’s long-term debt.
Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts and other investments. As part of our cash management process, excess operating cash is invested in overnight repurchase agreements with our bank. Repurchase agreements and other investments classified as cash and cash equivalents are not deposits and are not insured by the U.S. Government, the FDIC or any other government agency and involve investment risk including possible loss of principal. We believe, however, that the market risk arising from holding these financial instruments is minimal.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated net realizable value and records a charge to expense for such inventory as appropriate.

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are based on what we expect to collect in exchange for goods and services. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for allowances on a specific account basis by recording adjustments to revenue, if necessary. No allowances were recorded at March 31, 2019 and December 31, 2018.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from one year to seven years. Leasehold improvements are depreciated over the remaining life of the lease or the life of the asset, whichever is less.

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

Warranty reserve activity for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2019	2018
Beginning balance	$215	$192
Provisions	70	121
Warranty incurred	(79)	(137)
Ending balance	$206	$176

Convertible Notes

The Company issued convertible notes in 2018 that had conversion prices which resulted in an embedded beneficial conversion feature. The intrinsic value of the beneficial conversion feature was recorded as a debt discount with the corresponding amount recorded to contributed capital. The debt discount is amortized to interest expense over the life of the convertible notes using the effective interest method.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three months ended March 31, 2019.

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

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which was adopted on January 1, 2019. We determine if an arrangement is or contains a lease and the type of lease at inception. The Company classifies leases as finance leases (lessee) or sales-type leases (lessor) when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that we are reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. Payments contingent on future events (i.e. based on usage) are considered variable and excluded from lease payments for the purposes of classification and initial measurement. Several of our leases include options to renew or extend the term upon mutual agreement of the parties and others include one-year extensions exercisable by the lessee. None of our leases contain residual value guarantees, restrictions, or covenants.

To determine whether a contract contains a lease, the Company uses its judgment in assessing whether the lessor retains a material amount of economic benefit from an underlying asset, whether explicitly or implicitly identified, which party holds control over the direction and use of the asset, and whether any substantive substitution rights over the asset exist.

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of adoption of ASC 842 and as of March 31, 2019, the Company was not party to finance lease arrangements.

Our leases consist primarily of leased office, factory, and laboratory space in the United States and office space and automobiles in Europe, have between two and five-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under “reagent rental” agreements, under which the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, that amount is recognized as income at lease commencement for sales-type leases and on a straight-line basis over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers.

Net investment in sales-type leases are included within our condensed consolidated balance sheets as a component of other current assets and other non-current assets, which include the present value of lease payments not yet received and the present value of the residual asset, which is determined using the information available at commencement, including the lease term and estimated useful life and expected fair value of the instrument.

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

The Company records the fair value of RSUs or stock grants based on published closing market price on the day before the grant date.

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

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss).

The Company has assets and liabilities, including receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency exchange gain and loss, within the condensed consolidated statement of operations and comprehensive loss.

Earnings Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested RSUs. Potentially dilutive common shares would also include common shares that would be outstanding if notes convertible at the balance sheet date were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

Earnings per share are restated when certain transactions or events, including rights offerings determined to have bonus elements have occurred.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases,” which together with subsequent amendments is included in ASC 842. ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. ASC 842 also addresses accounting and reporting by lessors, which is not significantly different from current accounting and reporting, and further provides for qualitative and quantitative disclosures. We adopted ASC 842 on January 1, 2019 using the optional transition method allowed by ASU 2018-11. This optional transition method allowed the Company to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For contracts where we are the lessee, we recorded lease liabilities and right of use assets for contracts in effect on January 1, 2019 based on the facts and circumstances as of that date. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate the lease components from the non-lease components for all classes of underlying assets. We recognized right of use assets and lessee lease liabilities of $0.6 million with respect to operating leases where we are the lessee. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of ASC 842 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company adopted ASU 2018-07 on January 1, 2019, which did not have an effect on our consolidated financial statements as all share-based awards granted to nonemployees are fully vested.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects resulting from the Tax Act that the FASB refers to as having been stranded in AOCI. The Company adopted ASU 2018-02 on January 1, 2019, with no impact to our consolidated financial statements as no amounts were reclassified from accumulated other comprehensive income to retained earnings for tax effects resulting from the Tax Act.

In March 2017, the FASB issued ASU 2017-08, Receivable - Nonrefundable Fees and Other Costs (Topic 310-20); Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2017-08 on January 1, 2019, with no impact to the consolidated financial statements as we do not carry callable securities held at a premium.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. ASU 2019-04 and ASU 2018-19 were issued which amended the standard. ASU 2016-13 amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an “incurred loss” methodology is used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities will be recorded in the current period net income. This ASU is effective for us on January 1, 2020, with early adoption permitted. We do not anticipate this will have a significant impact on our consolidated financial statements.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of March 31, 2019, two of the Company's financial institutions held 47% and 46% of the Company’s cash and cash equivalents, respectively. As of December 31, 2018, two of the Company's financial institutions held 46% and 43% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 17% of the Company’s net accounts receivable balance as of March 31, 2019, and one customer that accounted for 10% of the Company's net accounts receivable balance as of December 31, 2018.

Customers who represented 10% or more of the Company’s total revenue for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018
Company A	19%	14%
Company B	*	26%
Company C	*	12%
Company D	*	11%

* Less than 10% for the period indicated

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$47,788	$—	$—	$47,788
Commercial paper	—	5,182	—	5,182
Corporate notes and bonds	—	1,227	—	1,227
Total cash and cash equivalents	$47,788	$6,409	$—	$54,197
Investments:
Certificates of deposit	—	8,809	—	8,809
U.S. Treasury securities	25,387	—	—	25,387
U.S. Agency securities	—	6,501	—	6,501
Commercial paper	—	8,463	—	8,463
Asset-backed securities	—	4,391	—	4,391
Corporate notes and bonds	—	21,999	—	21,999
Total investments	25,387	50,163	—	75,550
Total assets measured at fair value	$73,175	$56,572	$—	$129,747

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$38,444	$—	$—	$38,444
Commercial paper	—	1,493	—	1,493
Total cash and cash equivalents	38,444	1,493	—	39,937
Investments:
Certificates of deposit	—	10,787	—	10,787
U.S. Treasury securities	22,120	—	—	22,120
U.S. Agency securities	—	7,980	—	7,980
Commercial paper	—	17,025	—	17,025
Asset-backed securities	—	11,998	—	11,998
Corporate notes and bonds	—	30,308	—	30,308
Total investments	22,120	78,098	—	100,218
Total assets measured at fair value	$60,564	$79,591	$—	$140,155

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the three months ended March 31, 2019.

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2023 (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million, as described in Note 10, Convertible Notes. At March 31, 2019 and December 31, 2018, the respective fair value of the Notes was $141.5 million and $121.4 million. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.
NOTE 5. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$8,817	$9	$(17)	$8,809
U.S. Treasury securities	25,401	8	(22)	25,387
U.S. Agency securities	6,521	—	(20)	6,501
Commercial paper	8,463	—	—	8,463
Asset-backed securities	4,390	1	—	4,391
Corporate notes and bonds	22,008	4	(13)	21,999
Total	$75,600	$22	$(72)	$75,550

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,787	$—	$—	$10,787
U.S. Treasury securities	22,185	1	(66)	22,120
U.S. Agency securities	8,024	1	(45)	7,980
Commercial paper	17,025	—	—	17,025
Asset-backed securities	12,007	—	(9)	11,998
Corporate notes and bonds	30,361	—	(53)	30,308
Total	$100,389	$2	$(173)	$100,218

The following table summarizes the maturities of the Company’s available-for-sale securities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$68,462	$68,394	$83,030	$82,893
Due in 1-3 years	7,138	7,156	17,359	17,325
Total	$75,600	$75,550	$100,389	$100,218

Proceeds from sales of marketable securities (including principal paydowns) for the three months ended March 31, 2019 and 2018 were $9.0 million and $3.0 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains from sales of marketable securities for the three months ended March 31, 2019 and 2018. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses as of March 31, 2019 and December 31, 2018 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.
NOTE 6. INVENTORY

Inventories consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$5,080	$4,064
Work in process	735	495
Finished goods	2,784	3,187
Inventory	$8,599	$7,746

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Computer equipment	$2,733	$2,700
Technical equipment	3,949	3,868
Facilities	4,031	4,037
Instruments	5,663	5,318
Capital projects in progress	38	91
Total property and equipment	$16,414	$16,014
Accumulated depreciation	(9,172)	(8,711)
Property and equipment, net	$7,242	$7,303

Depreciation expense for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.5 million, respectively.

The underlying gross assets under operating leases where the Company is the lessor is $0.7 million at March 31, 2019. The underlying accumulated depreciation under operating leases were the Company is the lessor is $0.1 million at March 31, 2019.

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative amount awarded to date under these subawards is $1.3 million. The amount invoiced for each of the three months ended March 31, 2019 and 2018 was $0.1 million.

Arizona Commerce Authority

In August 2012, the Company entered into a Grant Agreement (the “Grant Agreement”) with the Arizona Commerce Authority, an agency of the State of Arizona (the “Authority”), pursuant to which the Authority provided certain state and county sponsored incentives for the Company relocating its corporate headquarters to, and expanding its business within, the State of Arizona. Pursuant to the Grant Agreement, the Authority provided a total grant in the amount of $1.0 million, which was recognized in January 2018 as an offset to expense after the achievement of all grant requirements.

NOTE 9. DEFERRED REVENUE, INCOME AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of March 31, 2019 and December 31, 2018 follows (in thousands):

	March 31,	December 31,
	2019	2018
Products and services not yet delivered	$291	$217

We recognized $37,000 of revenues that were included in the beginning contract liabilities balances during each of the three months ended March 31, 2019 and 2018. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2019, $1.9 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis. The balance also includes product shipments for reagent rental, sales-type lease agreements. The agreements have between two and four year terms and revenue is recognized as product is shipped, typically in a straight-line pattern.
The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
NOTE 10. CONVERTIBLE NOTES

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

Convertible notes consisted of the following as of March 31, 2019 and December 31, 2018 follows (in thousands):

	March 31,	December 31,
	2019	2018
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(46,182)	(48,430)
Unamortized debt issuance	(2,857)	(2,996)
Net carrying amount of the liability component	122,461	120,074

The Company recorded $1.1 million and $0.1 million for contractual coupon interest for the three months ended March 31, 2019 and 2018, respectively. The Company also recorded $0.1 million and no material amounts for amortization of debt issuance costs for the three months ended March 31, 2019 and 2018, respectively, and $2.2 million and $0.1 million for amortization of the debt discount for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, no Notes were convertible pursuant to their terms.

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

NOTE 11. EARNINGS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Shares issuable upon the release of restricted stock awards	30	16
Shares issuable upon exercise of stock options	9,160	8,084
	9,190	8,100

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of March 31, 2019, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.
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

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2019	8,090,636	$12.22
Granted	1,468,949	11.66
Forfeited	(169,423)	21.05
Exercised	(208,044)	17.68
Expired	(22,576)	23.27
Options Outstanding March 31, 2019	9,159,542	$11.81

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

	Three Months Ended
	March 31,	March 31,
	2019	2018
Expected term (in years)	6.17	6.11
Volatility	62%	68%
Expected dividends	—	—
Risk free interest rates	2.59%	2.69%
Weighted average fair value	$6.90	$16.25

The following table shows summary information for outstanding options and options that are exercisable (vested) as of March 31, 2019:

	Options Outstanding	Options Exercisable
Number of options	9,159,542	5,987,089
Weighted average remaining contractual term (in years)	6.08	4.63
Weighted average exercise price	$11.81	$8.75
Weighted average fair value	$7.91	$5.95
Aggregate intrinsic value (in thousands)	$92,541	$76,978

The following table summarizes RSU and restricted stock award activity during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2019	76,000	$18.70
Granted	11,000	20.32
Forfeited	(50,000)	20.80
Vested/released	(7,000)	19.47
Outstanding March 31, 2019	30,000	15.62

Equity-based compensation is summarized below (in thousands):

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cost of sales	$55	$46
Research and development	1,527	1,612
Sales, general and administrative	1,815	3,944
Equity-based compensation expense	$3,397	$5,602

During the three months ended March 31, 2019 and 2018, $0.1 million and $0.2 million, respectively, of share-based compensation cost was capitalized to inventory or inventory transfered to property and equipment (also referred to as instruments).

As of March 31, 2019, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $22.5 million and $0.4 million, respectively. This is expected to be recognized over the years 2019 through 2024.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the plan. The expected term for performance-based options granted in 2018 is 5 to 6 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. In 2018, the Company granted 225,000 performance based-options to certain employees. The Company recognized $0.1 million of stock compensation expense for the three months ended March 31, 2019 for performance-based stock options.

NOTE 13. INCOME TAXES

For the three months ended March 31, 2019, the Company recorded a provision for income taxes of $0.2 million, which primarily relates to profitable foreign jurisdictions without any net operating loss carryforwards. The Company’s tax expense for the three months ended March 31, 2019 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $21.5 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At March 31, 2019, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the convertible notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three months ended March 31, 2019, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax position within the next 12 months.

NOTE 14. COMMITMENTS

Clinical Trial & Study Agreements

The Company has entered into master agreements with clinical trial and study sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. The expenses for start-up costs and work performed for these trials and studies is recorded as research and development or sales, general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive loss. No commitments were recorded in connection with indemnify these sites for losses.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three months ended March 31, 2019 (in thousands except lease term and discount rate):

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$82
Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—
Lease Cost
Operating leases	$82
Short-term leases (including leases with a term of one month or less)	$295
Weighted average remaining lease term (years)
Operating leases	2.3 years
Weighted average discount rate (%)
Operating leases	6.9%

Total rent expense including common area charges was $342,000 for the three months ended March 31, 2018.

The following presents maturities of operating lease liabilities in which we are the lessee as of March 31, 2019 (in thousands):

Remainder of 2019	$195
2020	174
2021	116
2022	44
2023	—
Thereafter	—
Total lease payments	529
Less imputed interest	(42)
Total	$487

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of March 31, 2019 the total net investment in leases was $0.5 million. The following presents maturities of lease receivables under sales-type leases which we are the lessor as of March 31, 2019 (in thousands):

Remainder of 2019	$135
2020	139
2021	91
2022	73
2023	36
Thereafter	7
Total undiscounted cash flows	481
Less imputed interest	(5)
Present value of lease payments	$476

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the United States represented 33% and 26% for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019 and December 31, 2018, balances due from foreign customers, in U.S. dollars, were $1.2 million and $0.9 million, respectively.

The following presents total net sales by geographic territory for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Domestic	$1,169	$595
Foreign	581	206
Net sales	$1,750	$801

The following presents total net sales by line of business for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Accelerate Pheno™ revenue	$1,705	$770
Other revenue	45	31
Net sales	$1,750	$801

The following presents total net sales by products and services for the three months ended March 31, 2019 and 2018 (in thousands):

	2019	2018
Products	$1,693	$796
Services	57	5
Net sales	$1,750	$801

Lease income included in net sales for the three months ended March 31, 2019 and 2018 was $0.2 million and no material amounts, respectively, which does not represent revenues recognized from contracts with customers.

The following presents long-lived assets (excluding intangible assets) by geographic territory (in thousands):

	March 31,	December 31,
	2019	2018
Domestic	$6,315	$6,309
Foreign	927	994
Property and equipment, net	$7,242	$7,303

NOTE 17. RELATED PARTY TRANSACTIONS

As part of the transaction discussed in Note 10, Convertible Notes, an affiliate of one member of the Company's board of directors purchased an aggregate of $30.0 million of the Notes. The affiliated entity is a Qualified Institutional Buyer which purchased and holds the Notes at March 31, 2019.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The Company’s future operating results may be affected by various trends and factors which are beyond the Company’s control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the SEC including but not limited to the risks in the section entitled “Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2018 and in the Company's subsequent filings with the SEC, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

Changes in Results of Operations: Three months ended March 31, 2019 compared to three months ended March 31, 2018

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Net sales	$1,750	$801	$949	118%

For the three months ended March 31, 2019, total revenues increased due to increased sales of Accelerate Pheno™ systems and Accelerate PhenoTest™ BC Kits.

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Cost of sales	$916	$492	$424	86%
Gross profit	$834	$309	$525	170%

For the three months ended March 31, 2019, cost of sales and gross profit increased as a result of higher sales for the three months ended March 31, 2019. Inventory without a cost basis was sold to customers for the three months ended March 31, 2019 and 2018. Pre-launch inventory previously not capitalized and expensed in a previous period for the three months ended March 31, 2019 and 2018, was $0.1 million and $0.1 million, respectively.

Cost of sales included non-cash equity-based compensation of $0.1 million and $46,000 for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Research and development	$6,933	$6,782	$151	2%

Research and development expenses for the three months ended March 31, 2019 slightly increased as compared to the three months ended March 31, 2018. The slight increase was primarily the result of our continued investment in headcount, purchases of laboratory and engineering materials, and investments in new products.

Pre-launch inventory not capitalized in accordance with U.S. GAAP, which included instruments and consumables charged to research and development, were $0.1 million and $30,000 for the three months ended March 31, 2019 and 2018, respectively.

Research and development expenses included non-cash equity-based compensation of $1.5 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Sales, general and administrative	$12,723	$14,353	$(1,630)	(11)%

Sales, general and administrative expenses for the three months ended March 31, 2019 decreased as compared to the three months ended ended March 31, 2018. The decrease was primarily the result of a decrease in non-cash equity-based compensation. Sales, general and administrative expenses included non-cash equity-based compensation of $1.8 million and $3.9 million for the three months ended March 31, 2019 and 2018, respectively. In 2018, the Company granted immediately vested stock options as a part of its annual bonus program, which increased expenses relative to three months ended March 31, 2019.

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Loss from operations	$(18,822)	$(20,826)	$2,004	(10)%

For the three months ended March 31, 2019, our loss from operations decreased. The decrease was primarily the result of a decrease in non-cash equity-based compensation, and increased sales as described above. Loss from operations included non-cash equity-based compensation of $3.4 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively. This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Total other (expense) income, net	$(2,678)	$198	$(2,876)	(1,453)%

Other expense for the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018, primarily due to an increase in interest expense associated with our convertible notes, offset in part by interest income.

	Three Months Ended
	March 31,
	(in thousands)
	2019	2018	$ Change	% Change
Provision for income taxes	$(221)	$(184)	$(37)	20%

Due to net losses incurred, we have only recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock and the issuance of our convertible notes. As of March 31, 2019, the Company had $150.9 million in cash and cash equivalents and available-for-sale securities, a decrease of $15.6 million from $166.5 million at December 31, 2018. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements is included in Item 1, Note 15, Leases.

As of March 31, 2019, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

Our primary use of capital has been for the commercialization and development of the Accelerate Pheno™ system. We believe our capital requirements will continue to be met with our existing cash balance and those provided by revenue, grants, exercises of stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018:

Cash Flow Summary (in thousands)
	Three Months Ended
	March 31,	March 31,	Change
	2019	2018
Net cash used in operating activities	$(19,505)	$(16,068)	$(3,437)
Net cash provided by investing activities	24,799	12,475	12,324
Net cash provided by financing activities	3,816	101,847	(98,031)

Cash flows from operating activities

The net cash used in operating activities was $19.5 million and $16.1 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development, sales and marketing, along with other factors. Increased current assets and decreased current liabilities increased cash used in operating activities for the three months ended March 31, 2019 compared to the prior year period. Non-cash equity-based compensation also decreased for the three months ended March 31, 2019 compared to the prior year period, which further increased net cash used in operating activities for the current period.

Cash flows from investing activities

The net cash provided by investing activities was $24.8 million and $12.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net cash provided by investing activities was the result of increased proceeds from sales and maturities of marketable securities. The Company has allowed marketable securities to convert to cash and cash equivalents to fund current operations.

Cash flows from financing activities

The net cash provided by financing activities was $3.8 million for the three months ended March 31, 2019, and was primarily comprised of proceeds from exercise of options. The net cash provided by financing activities was $101.8 million for the three months ended March 31, 2018 and was primarily from proceeds received from the Company's convertible notes offering during 2018, partially offset by the prepayment of a forward stock repurchase and debt issuance costs.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes was allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.

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

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities is not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Additional critical accounting policies added to Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies, include the adoption of ASC 842, Leases during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.4 million as of March 31, 2019 and $0.5 million as of December 31, 2018.

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

Foreign Currency Risk

We operate primarily in the United States and a majority of our cost, expense and capital purchasing activities for the three months ended March 31, 2019 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and United States dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

ACCELERATE DIAGNOSTICS, INC.

May 9, 2019	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2019	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)