Form 10-Q
period 2019-06-30
Accelerate Diagnostics, Inc
filed 2019-08-08
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019
OR
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par	AXDX	The Nasdaq Stock Market LLC
value per share		(The Nasdaq Capital Market)

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

As of August 5, 2019, there were 54,515,735 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands, except share data)

	June 30,	December 31,
	2019	2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$87,469	$66,260
Investments	50,349	100,218
Trade accounts receivable	1,911	1,860
Inventory	8,298	7,746
Prepaid expenses	1,342	980
Other current assets	805	576
Total current assets	150,174	177,640
Property and equipment, net	7,624	7,303
Right of use assets	375	—
Other non-current assets	471	322
Total assets	$158,644	$185,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,819	$1,322
Accrued liabilities	3,976	4,962
Accrued interest	1,262	1,262
Deferred revenue and income	255	217
Current operating lease liability	200	—
Total current liabilities	7,512	7,763
Non-current operating lease liability	175	—
Other non-current liabilities	35	53
Convertible notes	124,917	120,074
Total liabilities	$132,639	$127,890
Commitments and contingencies

Stockholders’ equity:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 54,512,492 shares issued and outstanding on June 30, 2019 and 75,000,000 common shares authorized with 54,231,876 shares issued and outstanding on December 31, 2018	55	54
Contributed capital	443,857	432,885
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(372,884)	(330,348)
Accumulated other comprehensive income (loss)	44	(149)
Total stockholders’ equity	26,005	57,375
Total liabilities and stockholders’ equity	$158,644	$185,265

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Net sales	$1,806	$1,692	$3,557	$2,493

Cost of sales	907	717	1,823	1,210
Gross profit	899	975	1,734	1,283

Costs and expenses:
Research and development	6,149	6,060	13,083	12,842
Sales, general and administrative	12,837	15,330	25,559	29,682
Total costs and expenses	18,986	21,390	38,642	42,524

Loss from operations	(18,087)	(20,415)	(36,908)	(41,241)

Other income (expense):
Interest expense	(3,528)	(3,205)	(6,987)	(3,363)
Foreign currency exchange gain (loss)	6	(253)	(53)	(198)
Interest income	812	774	1,653	1,075
Other expense, net	(1)	(25)	(3)	(25)
Total other expense, net	(2,711)	(2,709)	(5,390)	(2,511)

Net loss before income taxes	(20,798)	(23,124)	(42,298)	(43,752)
Provision for income taxes	(17)	(101)	(238)	(285)
Net loss	$(20,815)	$(23,225)	$(42,536)	$(44,037)

Basic and diluted net loss per share	$(0.38)	$(0.43)	$(0.78)	$(0.80)
Weighted average shares outstanding	54,476	54,003	54,407	54,821

Other comprehensive loss:
Net loss	$(20,815)	$(23,225)	$(42,536)	$(44,037)
Net unrealized gain (loss) on available-for-sale investments	98	(2)	219	(55)
Foreign currency translation adjustment	50	(191)	(26)	(79)
Comprehensive loss	$(20,667)	$(23,418)	$(42,343)	$(44,171)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(42,536)	$(44,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,236	1,082
Amortization of investment discount	(320)	(146)
Equity-based compensation	6,278	9,011
Amortization of debt discount and issuance costs	4,843	2,273
Loss on disposal of property and equipment	407	266
(Increase) decrease in assets:
Accounts receivable	(51)	123
Inventory	(2,217)	(4,334)
Prepaid expense and other	(588)	(697)
Increase (decrease) in liabilities:
Accounts payable	476	206
Accrued liabilities, and other	(1,110)	661
Accrued interest	—	1,105
Deferred revenue and income	38	(935)
Deferred compensation	(18)	5
Net cash used in operating activities	(33,562)	(35,417)
Cash flows from investing activities:
Purchases of equipment	(76)	(702)
Purchase of marketable securities	(17,601)	(91,272)
Proceeds from sales of marketable securities	13,400	3,000
Maturities of marketable securities	54,447	38,272
Net cash provided by (used in) investing activities	50,170	(50,702)
Cash flows from financing activities:
Proceeds from issuance of common stock	251	276
Proceeds from exercise of options	4,369	2,757
Proceeds from issuance of convertible note	—	171,499
Prepayment of forward stock repurchase transaction	—	(45,069)
Payment of debt issuance costs	—	(4,991)
Net cash provided by financing activities	4,620	124,472

Effect of exchange rate on cash	(19)	(56)

Increase in cash and cash equivalents	21,209	38,297
Cash and cash equivalents, beginning of period	66,260	28,513
Cash and cash equivalents, end of period	$87,469	$66,810

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Non-cash investing activities:
Transfer of instruments from inventory to property and equipment	$1,715	$1,196
Supplemental cash flow information:
Interest paid	$2,144	$—
Income taxes paid	$9	$39

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common stock shares outstanding
Beginning	54,454	53,950	54,232	55,674
Exercise of options	53	134	268	262
Issuance of common stock under employee purchase plan	5	7	12	14
Repurchase of common stock under prepaid forward contract	—	—	—	(1,859)
Ending	54,512	54,091	54,512	54,091

Common stock
Beginning	$54	$54	$54	$56
Exercise of Options	1	—	1	—
Repurchase of common stock under prepaid forward contract	—	—	—	(2)
Ending	$55	$54	$55	$54

Contributed capital
Beginning	$440,154	$414,262	$432,885	$360,620
Exercise of options	692	1,645	4,369	2,757
Issuance of common stock under employee purchase plan	111	142	250	276
Issuance of convertible note	—	6,668	—	53,282
Equity based compensation	2,900	3,374	6,353	9,156
Ending	$443,857	$426,091	$443,857	$426,091

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Accumulated deficit
Beginning	$(352,069)	$(262,833)	$(330,348)	$(241,972)
Cumulative effect of accounting changes	—	—	—	(49)
Net loss	(20,815)	(23,225)	(42,536)	(44,037)
Ending	$(372,884)	$(286,058)	$(372,884)	$(286,058)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$—
Repurchase of common stock under prepaid forward contract	—	—	—	(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(104)	$59	$(149)	$—
Unrealized gain (loss) on available-for-sale securities	98	(2)	219	(55)
Foreign currency translation adjustment	50	(191)	(26)	(79)
Ending	$44	$(134)	$44	$(134)

Total stockholders' equity	$26,005	$94,886	$26,005	$94,886

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are based on what we expect to collect in exchange for goods and services. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for allowances on a specific account basis by recording adjustments to revenue, if necessary. No allowances were recorded at June 30, 2019 and December 31, 2018.

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

Warranty reserve activity for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Beginning balance	$206	$176	$215	$192
Provisions	—	145	70	266
Warranty incurred	(10)	(122)	(89)	(259)
Ending balance	$196	$199	$196	$199

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and six months ended June 30, 2019.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of adoption of ASC 842 and as of June 30, 2019, the Company was not party to finance lease arrangements.

Our leases consist primarily of leased office, factory, and laboratory space in the United States and office space and automobiles in Europe, have between two and five-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, that amount is recognized as income at lease commencement for sales-type leases and on a straight-line basis over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

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

The Company follows the provisions of ASC 740, Income Taxes, to account for any uncertainty in income taxes with respect to the accounting for all tax positions taken (or expected to be taken) on any income tax return. This guidance applies to all open tax periods in all tax jurisdictions in which the Company is required to file an income tax return. Under U.S. GAAP, in order to recognize an uncertain tax benefit, the taxpayer must be more likely than not certain of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more likely than not to be realized upon resolution of the position. Interest and penalties, if any, would be recorded within tax expense.

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

Earnings per share are restated when certain transactions or events, including rights offerings determined to have bonus elements, have occurred.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which together with subsequent amendments is included in ASC 842. ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. ASC 842 also addresses accounting and reporting by lessors, which is not significantly different from current accounting and reporting, and further provides for qualitative and quantitative disclosures. We adopted ASC 842 on January 1, 2019 using the optional transition method allowed by ASU 2018-11. This optional transition method allowed the Company to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For contracts where we are the lessee, we recorded lease liabilities and right of use assets for contracts in effect on January 1, 2019 based on the facts and circumstances as of that date. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate the lease components from the non-lease components for all classes of underlying assets. No cumulative-effect adjustment was recorded to the opening balance of retained earnings. We recognized right of use assets and lessee lease liabilities of $0.6 million with respect to operating leases where we are the lessee. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of ASC 842 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718); Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to ASC 718 upon vesting, which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The Company adopted ASU 2018-07 on January 1, 2019, which had no impact to our consolidated financial statements as all share-based awards granted to nonemployees are fully vested.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”) that the FASB refers to as having been stranded in AOCI. The Company adopted ASU 2018-02 on January 1, 2019, which had no impact to our consolidated financial statements as no amounts were reclassified from accumulated other comprehensive income to retained earnings for tax effects resulting from the Tax Act.

In March 2017, the FASB issued ASU 2017-08, Receivable - Nonrefundable Fees and Other Costs (Topic 310-20); Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2017-08 on January 1, 2019, which had no impact to our consolidated financial statements as we do not carry callable securities held at a premium.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments, which was subsequently clarified and amended by ASU 2019-05, ASU 2019-04 and ASU 2018-19. ASU 2016-13 amends the guidance on measuring credit losses on financial assets

(including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an “incurred loss” methodology is used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities will be recorded in the current period net income. This ASU is effective for us on January 1, 2020, with early adoption permitted. We do not anticipate this will have a significant impact on our consolidated financial statements.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of June 30, 2019, two of the Company's financial institutions held 55% and 41% of the Company’s cash and cash equivalents, respectively. As of December 31, 2018, two of the Company's financial institutions held 46% and 43% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 19% of the Company’s net accounts receivable balance as of June 30, 2019, and one customer that accounted for 10% of the Company's net accounts receivable balance as of December 31, 2018.

Customers who represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Company A	13%	*	*	*
Company B	11%	*	*	*
Company C	*	*	10%	*
Company D	*	13%	*	*
Company E	*	12%	*	*
Company F	*	11%	*	*

* Less than 10% for the period indicated

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$75,672	$—	$—	$75,672
Commercial paper	—	2,394	—	2,394
Asset-backed securities	—	1,199	—	1,199
Corporate notes and bonds	—	1,206	—	1,206
Total cash and cash equivalents	$75,672	$4,799	$—	$80,471
Investments:
Certificates of deposit	—	6,881	—	6,881
U.S. Treasury securities	21,011	—	—	21,011
U.S. Agency securities	—	4,008	—	4,008
Commercial paper	—	6,080	—	6,080
Corporate notes and bonds	—	12,369	—	12,369
Total investments	21,011	29,338	—	50,349
Total assets measured at fair value	$96,683	$34,137	$—	$130,820

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$38,444	$—	$—	$38,444
Commercial paper	—	1,493	—	1,493
Total cash and cash equivalents	38,444	1,493	—	39,937
Investments:
Certificates of deposit	—	10,787	—	10,787
U.S. Treasury securities	22,120	—	—	22,120
U.S. Agency securities	—	7,980	—	7,980
Commercial paper	—	17,025	—	17,025
Asset-backed securities	—	11,998	—	11,998
Corporate notes and bonds	—	30,308	—	30,308
Total investments	22,120	78,098	—	100,218
Total assets measured at fair value	$60,564	$79,591	$—	$140,155

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the six months ended June 30, 2019.

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2023 (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million, as described in Note 10, Convertible Notes. At June 30, 2019 and December 31, 2018, the fair value of the Notes was $150.1 million and $121.4 million, respectively. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.
NOTE 5. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,869	$17	$(5)	$6,881
U.S. Treasury securities	20,982	31	(2)	21,011
U.S. Agency securities	4,013	—	(5)	4,008
Commercial paper	6,080	—	—	6,080
Corporate notes and bonds	12,356	14	(1)	12,369
Total	$50,300	$62	$(13)	$50,349

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,787	$—	$—	$10,787
U.S. Treasury securities	22,185	1	(66)	22,120
U.S. Agency securities	8,024	1	(45)	7,980
Commercial paper	17,025	—	—	17,025
Asset-backed securities	12,007	—	(9)	11,998
Corporate notes and bonds	30,361	—	(53)	30,308
Total	$100,389	$2	$(173)	$100,218

The following table summarizes the maturities of the Company’s available-for-sale securities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$47,839	$47,870	$83,030	$82,893
Due in 1-3 years	2,461	2,479	17,359	17,325
	$50,300	$50,349	$100,389	$100,218

Proceeds from sales of marketable securities (including principal paydowns) for the three months ended June 30, 2019 and 2018 were $4.4 million and $0.0 million, respectively, and for the six months ended June 30, 2019 and 2018 were $13.4 million and $3.0 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains from sales of marketable securities for the three and six months ended June 30, 2019 and 2018. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses as of June 30, 2019 and December 31, 2018 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.
NOTE 6. INVENTORY

Inventories consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$5,220	$4,064
Work in process	1,327	495
Finished goods	1,751	3,187
	$8,298	$7,746

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Computer equipment	$2,732	$2,700
Technical equipment	3,986	3,868
Facilities	4,047	4,037
Instruments	6,506	5,318
Capital projects in progress	12	91
Total property and equipment	$17,283	$16,014
Accumulated depreciation	(9,659)	(8,711)
Property and equipment, net	$7,624	$7,303

Depreciation expense for each of the three months ended June 30, 2019 and 2018 was $0.5 million and for each of the six months ended June 30, 2019 and 2018 was $1.1 million.

The underlying gross assets under operating leases where the Company is the lessor is $0.8 million at June 30, 2019. The underlying accumulated depreciation under operating leases were the Company is the lessor is $0.1 million at June 30, 2019.

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The cumulative amount awarded to date under these subawards is $1.3 million. The amount invoiced for each of the three months ended June 30, 2019 and 2018 was $0.1 million and $38,000, respectively, and for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.1 million, respectively.

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

NOTE 9. DEFERRED REVENUE, INCOME AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of June 30, 2019 and December 31, 2018 follows (in thousands):

	June 30,	December 31,
	2019	2018
Products and services not yet delivered	$255	$217

We recognized $58,000 and $95,000 of revenues that were included in the beginning contract liabilities balances during the three and six months ended June 30, 2019, respectively. We recognized $14,000 and $35,000 of revenues that were included in the contract liabilities balances during the three and six months ended June 30, 2018, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2019, $2.0 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis. The balance also includes product shipments for reagent rental, sales-type lease agreements. The agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis.
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

The Notes at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(43,869)	(48,430)
Unamortized debt issuance	(2,714)	(2,996)
Net carrying amount of the liability component	124,917	120,074

The Company recorded $1.1 million and $1.0 million for contractual coupon interest for the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company also recorded $0.1 million for amortization of debt issuance for each of the three months ended June 30, 2019 and 2018, and $0.3 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of the debt discount for the three months ended June 30, 2019 and 2018 was $2.3 million and $2.0 million, respectively, and for the six months ended June 30, 2019 and 2018 was $4.6 million and $2.1 million, respectively. As of June 30, 2019, no Notes were convertible pursuant to their terms.

In connection with the Notes issuance, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $45.1 million of the net proceeds from its issuance of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,858,500. The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

NOTE 11. EARNINGS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Shares issuable upon the release of restricted stock awards	25	16	25	16
Shares issuable upon exercise of stock options	9,102	8,093	9,102	8,093
	9,127	8,109	9,127	8,109

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of June 30, 2019, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.
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
NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2019	8,090,636	$12.22
Granted	1,594,929	12.36
Forfeited	(283,856)	20.68
Exercised	(260,821)	16.75
Expired	(38,878)	23.16
Options Outstanding June 30, 2019	9,102,010	$11.80

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

	Three Months Ended
	June 30,	June 30,
	2019	2018
Expected term (in years)	5.65	6.06
Volatility	58%	64%
Expected dividends	—	—
Risk free interest rates	2.38%	2.82%
Weighted average fair value	$11.08	$13.53

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2019:

	Options Outstanding	Options Exercisable
Number of options	9,102,010	6,096,976
Weighted average remaining contractual term (in years)	5.83	4.47
Weighted average exercise price	$11.80	$8.94
Weighted average fair value	$7.85	$6.03
Aggregate intrinsic value (in thousands)	$104,986	$86,768

The following table summarizes RSU and restricted stock award activity during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2019	76,000	$18.70
Granted	11,000	20.32
Forfeited	(55,000)	20.24
Vested/released	(7,000)	19.47
Outstanding June 30, 2019	25,000	15.81

Equity-based compensation expense is summarized below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Cost of sales	$52	$58	$107	$104
Research and development	802	838	2,329	2,450
Sales, general and administrative	2,027	2,513	3,842	6,457
	$2,881	$3,409	$6,278	$9,011

During the three months ended June 30, 2019 and 2018, $0.2 million and $0.1 million, respectively, of share-based compensation cost was capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments). During the six months ended June 30, 2019 and 2018, $0.4 million and $0.5 million, respectively, of share-based compensation cost was capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments).

As of June 30, 2019, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $19.5 million and $0.3 million, respectively. This is expected to be recognized over the years 2019 through 2024.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the plan. The expected term for performance-based options granted in 2018 is 5 to 6 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. In 2018, the Company granted 225,000 performance based-options to certain employees. The Company recognized $0.1 million of stock compensation expense for the six months ended June 30, 2019 for performance-based stock options.

NOTE 13. INCOME TAXES

For the three and six months ended June 30, 2019, the Company recorded a provision for income taxes of $17,000 and $238,000, respectively, which primarily relates to profitable foreign jurisdictions without any net operating loss carryforwards. The Company’s tax expense for the three and six months ended June 30, 2019 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $20.8 million and $42.3 million, respectively, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At June 30, 2019, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

We account for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and six months ended June 30, 2019, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

NOTE 14. COMMITMENTS

Clinical Trial & Study Agreements

The Company has entered into master agreements with clinical trial and study sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. The expenses for start-up costs and work performed for these trials and studies is recorded as research and development or sales, general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive loss. No commitments were recorded in connection with indemnifying these sites for losses.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$83	$165
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—
Lease Cost
Operating leases	$83	$165
Short-term leases	$299	$590

The weighted average remaining lease term on our operating leases is 2.1 years. The weighted average discount rate on those leases is 6.9%. Rent expense including common area charges was $346,000 and $688,000 for the three and six months ended June 30, 2018, respectively.

The following presents maturities of operating lease liabilities in which we are the lessee as of June 30, 2019 (in thousands):

Remainder of 2019	$118
2020	150
2021	97
2022	39
2023	—
Thereafter	—
Total lease payments	404
Less imputed interest	(29)
$375

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of June 30, 2019, the total net investment in these leases was $0.5 million. The following presents maturities of lease receivables under sales-type leases as of June 30, 2019 (in thousands):

Remainder of 2019	$99
2020	169
2021	109
2022	86
2023	53
Thereafter	13
Total undiscounted cash flows	529
Less imputed interest	(3)
Present value of lease payments	$526

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the United States represented 24% and 28% for the three months ended June 30, 2019 and 2018, respectively, and 28% and 27% for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019 and December 31, 2018, balances due from foreign customers, in U.S. dollars, were $1.1 million and $0.9 million, respectively.

The following presents total net sales by geographic territory for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Domestic	$1,380	$1,220	$2,551	$1,815
Foreign	426	472	1,006	678
	$1,806	$1,692	$3,557	$2,493

The following presents total net sales by line of business for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Accelerate Pheno™ revenue	$1,777	$1,665	$3,483	$2,435
Other revenue	29	27	74	58
	$1,806	$1,692	$3,557	$2,493

The following presents total net sales by products and services for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Products	$1,695	$1,671	$3,389	$2,467
Services	111	21	168	26
	$1,806	$1,692	$3,557	$2,493

Lease income included in net sales was $0.2 million for each of the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively, which does not represent revenues recognized from contracts with customers.

The following presents long-lived assets (excluding intangible assets) by geographic territory (in thousands):

	June 30,	December 31,
	2019	2018
Domestic	$6,710	$6,309
Foreign	914	994
	$7,624	$7,303

NOTE 17. RELATED PARTY TRANSACTIONS

As discussed in Note 10, Convertible Notes the Company issued Notes in March 2018. As part of this issuance an affiliate of one member of the Company's board of directors purchased an aggregate of $30.0 million of the Notes. In May 2019, this affiliate purchased an additional $10.0 million of Notes on the open market. The affiliated entity is a Qualified Institutional Buyer which purchased and holds an aggregate of $40.0 million of the Notes at June 30, 2019.

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

Our first system to address these challenges is the Accelerate Pheno™ system. The Accelerate Pheno™ system utilizes genotypic technology to identify (ID) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (AST), which determines whether live bacterial and fungal cells are resistant or susceptible to a particular antimicrobial. The Accelerate PhenoTest™ BC Kit, which is the first test kit for the system, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. This information is used to rapidly modify antibiotic therapy to lessen side-effects, improve clinical outcomes, and help preserve the useful life of antibiotics.

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

Changes in Results of Operations: Three and six months ended June 30, 2019 compared to three and six months ended June 30, 2018

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$1,806	$1,692	$114	7%	$3,557	$2,493	$1,064	43%

For the three and six months ended June 30, 2019, total revenues increased as compared to the three and six months ended June 30, 2018 due to increased sales of Accelerate PhenoTest™ BC Kits.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of sales	$907	$717	$190	26%	$1,823	$1,210	$613	51%
Gross profit	$899	$975	$(76)	(8)%	$1,734	$1,283	$451	35%

For the three and six months ended June 30, 2019, cost of sales increased as compared to the three and six months ended June 30, 2018 as a result of higher sales. For the three months ended June 30, 2019, gross profit decreased due to one time production benefits in the prior year that did not repeat in the current year. For the six months ended June 30, 2019, gross profit increased as compared to the six months ended June 30, 2018 due to increased sales and higher consumable production volumes contributing to a lower effective cost per unit. Inventory without a cost basis was sold to customers for the three and six months ended June 30, 2019 and 2018. Pre-launch inventory previously not capitalized and expensed in a previous period for each of the three months ended June 30, 2019 and 2018, was $0.1 million, and $0.1 million and $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Cost of sales included non-cash equity-based compensation of $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.1 million for each of the six months ended June 30, 2019 and 2018.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$6,149	$6,060	$89	1%	$13,083	$12,842	$241	2%

Research and development expenses for the three and six months ended June 30, 2019 remained nearly flat as compared to the three and six months ended June 30, 2018. This unchanged expense was due to R&D programs and associated costs remaining consistent year over year.

Pre-launch inventory which included instruments and consumables, charged to research and development, were $0.1 million and $0.0 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $25,000 for the six months ended June 30, 2019 and 2018, respectively.

Research and development expenses included non-cash equity-based compensation of $0.8 million for each of the three months ended June 30, 2019 and 2018, and $2.3 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales, general and administrative	$12,837	$15,330	$(2,493)	(16)%	$25,559	$29,682	$(4,123)	(14)%

Sales, general and administrative expenses for the three and six months ended June 30, 2019 decreased as compared to the three and six months ended June 30, 2018. The decreases were primarily the result of a decrease in employee non-cash equity-based compensation, along with a reduction in spend with third-party vendors for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018. Employee related expenses were also lower for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Sales, general and administrative expenses included non-cash equity-based compensation of $2.0 million and $2.5 million for the three months ended June 30, 2019 and 2018, respectively, and $3.8 million and $6.5 million for the six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Loss from operations	$(18,087)	$(20,415)	$2,328	(11)%	$(36,908)	$(41,241)	$4,333	(11)%

For the three and six months ended June 30, 2019, our loss from operations decreased as compared to the three and six months ended June 30, 2018. The decreases were primarily the result of a decrease in non-cash equity-based compensation and increased sales as described above. Loss from operations included non-cash equity-based compensation of $2.9 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $6.3 million and $9.0 million for the six months ended June 30, 2019 and 2018, respectively. This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total other expense, net	$(2,711)	$(2,709)	$(2)	—%	$(5,390)	$(2,511)	$(2,879)	115%

Other expense for the three months ended June 30, 2019 is consistent with the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company incurred interest expense of $3.5 million associated with our convertible notes, offset in part by interest income of $0.8 million. During the three months ended June 30, 2018, the Company incurred interest expense of $3.2 million associated with our convertible notes, offset by interest income of $0.8 million and a foreign currency exchange loss of $0.3 million. Other expense for the six months ended June 30, 2019 increased compared to the six months ended June 30, 2018, primarily due to an increase in interest expense associated with our convertible notes, offset in part by interest income. Interest expense was $7.0 million and $3.4 million during the six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Provision for income taxes	$(17)	$(101)	$84	(83)%	$(238)	$(285)	$47	(16)%

Due to net losses incurred, we have only recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock and the issuance of our convertible notes. As of June 30, 2019, the Company had $137.8 million in cash and cash equivalents and available-for-sale securities, a decrease of $28.7 million from $166.5 million at December 31, 2018. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements is included in Item 1, Note 15, Leases.

As of June 30, 2019, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

Cash Flow Summary (in thousands)
	Six Months Ended
	June 30,	June 30,	Change
	2019	2018
Net cash used in operating activities	$(33,562)	$(35,417)	$1,855
Net cash provided by (used in) investing activities	50,170	(50,702)	100,872
Net cash provided by financing activities	4,620	124,472	(119,852)

Cash flows from operating activities

The net cash used in operating activities was $33.6 million and $35.4 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development, sales and marketing, along with other factors. A decrease in our net loss and inventory balances has resulted in a decrease in cash used in operating activities for the six months ended June 30, 2019 compared to the prior year period.

Cash flows from investing activities

The net cash provided by investing activities was $50.2 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, the Company had maturities and proceeds of marketable securities of $54.4 million and $13.4 million, respectively, which were offset in part by purchases of marketable securities of $17.6 million.

The net cash used by investing activities was $50.7 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, the company purchased marketable securities of $91.3 million, offset in part by maturities of marketable securities of $38.3 million. The Company had an increase in marketable securities purchases during the six months ended June 30, 2018 in connection with investing the proceeds from a convertible notes offering.

Cash flows from financing activities

The net cash provided by financing activities was $4.6 million for the six months ended June 30, 2019, and was primarily comprised of proceeds from exercise of options. The net cash provided by financing activities was $124.5 million for the six months ended June 30, 2018 and was primarily from proceeds received from the Company's convertible notes offering during 2018, partially offset by the prepayment of a forward stock repurchase and debt issuance costs.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Additional critical accounting policies added to Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies, include the adoption of ASC 842, Leases during the six months ended June 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.2 million as of June 30, 2019 and $0.5 million as of December 31, 2018.

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

Although the Company’s Notes are based on a fixed rate, changes in interest rates could impact the fair market value of the Notes. As of June 30, 2019, the fair market value of the Notes was $150.1 million. For additional information about the Notes, refer to Item 1, Note 10, Convertible Notes in this Form 10-Q.
Foreign Currency Risk

We operate primarily in the United States and a majority of our cost, expense and capital purchasing activities for the six months ended June 30, 2019 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and United States dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
10.1*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

August 8, 2019	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2019	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)