Form 10-Q
period 2019-09-30
Accelerate Diagnostics, Inc
filed 2019-11-08
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019
OR
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

Large accelerated filer	☑
Accelerated filer	☐
Non-accelerated filer	☐
Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☑  No

As of November 5, 2019, there were 54,644,960 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands, except share data)

	September 30,	December 31,
	2019	2018
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$92,938	$66,260
Investments	28,978	100,218
Trade accounts receivable	2,642	1,860
Inventory	7,881	7,746
Prepaid expenses	1,163	980
Other current assets	793	576
Total current assets	134,395	177,640
Property and equipment, net	8,566	7,303
Right of use assets	3,834	—
Other non-current assets	483	322
Total assets	$147,278	$185,265
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,281	$1,322
Accrued liabilities	2,985	4,962
Accrued interest	191	1,262
Deferred revenue	250	217
Current operating lease liability	421	—
Total current liabilities	6,128	7,763
Non-current operating lease liability	3,458	—
Other non-current liabilities	28	53
Convertible notes	127,444	120,074
Total liabilities	$137,058	$127,890
Commitments and contingencies

Stockholders’ equity:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 54,641,187 shares issued and outstanding on September 30, 2019 and 75,000,000 common shares authorized with 54,231,876 shares issued and outstanding on December 31, 2018	55	54
Contributed capital	448,609	432,885
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(393,318)	(330,348)
Accumulated other comprehensive loss	(59)	(149)
Total stockholders’ equity	10,220	57,375
Total liabilities and stockholders’ equity	$147,278	$185,265

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Net sales	$2,271	$1,355	$5,827	$3,848

Cost of sales	1,117	680	2,940	1,889
Gross profit	1,154	675	2,887	1,959

Costs and expenses:
Research and development	6,064	7,891	19,145	20,734
Sales, general and administrative	12,743	12,153	38,302	41,835
Total costs and expenses	18,807	20,044	57,447	62,569

Loss from operations	(17,653)	(19,369)	(54,560)	(60,610)

Other income (expense):
Interest expense	(3,598)	(3,357)	(10,585)	(6,720)
Foreign currency exchange loss	(89)	(133)	(142)	(331)
Interest income	676	908	2,329	1,983
Other expense, net	(9)	—	(12)	(25)
Total other expense, net	(3,020)	(2,582)	(8,410)	(5,093)

Net loss before income taxes	(20,673)	(21,951)	(62,970)	(65,703)
Benefit (provision) for income taxes	239	(147)	—	(432)
Net loss	$(20,434)	$(22,098)	$(62,970)	$(66,135)

Basic and diluted net loss per share	$(0.37)	$(0.41)	$(1.16)	$(1.21)
Weighted average shares outstanding	54,553	54,145	54,456	54,591

Other comprehensive loss:
Net loss	$(20,434)	$(22,098)	$(62,970)	$(66,135)
Net unrealized gain (loss) on available-for-sale investments	10	1	229	(54)
Foreign currency translation adjustment	(113)	(26)	(139)	(105)
Comprehensive loss	$(20,537)	$(22,123)	$(62,880)	$(66,294)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(62,970)	$(66,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,862	1,749
Amortization of investment discount	(400)	(413)
Equity-based compensation	9,409	12,476
Amortization of debt discount and issuance costs	7,370	4,529
Loss on disposal of property and equipment	577	540
(Increase) decrease in assets:
Accounts receivable	(782)	506
Inventory	(3,286)	(5,206)
Prepaid expense and other	(319)	(212)
Increase (decrease) in liabilities:
Accounts payable	788	(524)
Accrued liabilities, and other	(2,115)	(18)
Accrued interest	(1,071)	191
Deferred revenue and income	33	(918)
Deferred compensation	(25)	5
Net cash used in operating activities	(50,929)	(53,430)
Cash flows from investing activities:
Purchases of equipment	(148)	(842)
Purchase of marketable securities	(20,710)	(115,634)
Proceeds from sales of marketable securities	13,400	3,000
Maturities of marketable securities	78,922	74,496
Net cash provided by (used in) investing activities	71,464	(38,980)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,363	447
Proceeds from exercise of options	4,879	3,710
Proceeds from issuance of convertible note	—	171,500
Prepayment of forward stock repurchase transaction	—	(45,069)
Payment of debt issuance costs	—	(4,992)
Net cash provided by financing activities	6,242	125,596

Effect of exchange rate on cash	(99)	(77)

Increase in cash and cash equivalents	26,678	33,109
Cash and cash equivalents, beginning of period	66,260	28,513
Cash and cash equivalents, end of period	$92,938	$61,622

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Non-cash investing activities:
Transfer of instruments from inventory to property and equipment	$3,225	$4,061
Supplemental cash flow information:
Interest paid	$4,288	$2,001
Income taxes paid	$54	$435

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Common stock shares outstanding
Beginning	54,512	54,091	54,232	55,674
Proceeds from issuance of common stock	56	—	56	—
Exercise of options	66	98	334	360
Issuance of common stock under employee purchase plan	7	8	19	22
Repurchase of common stock under prepaid forward contract	—	—	—	(1,859)
Ending	54,641	54,197	54,641	54,197

Common stock
Beginning	$55	$54	$54	$56
Proceeds from issuance of common stock	—	—	—	—
Exercise of Options	—	—	1	—
Repurchase of common stock under prepaid forward contract	—	—	—	(2)
Ending	$55	$54	$55	$54

Contributed capital
Beginning	$443,857	$426,091	$432,885	$360,620
Proceeds from issuance of common stock	1,000	—	1,000	—
Exercise of options	510	954	4,879	3,710
Issuance of common stock under employee purchase plan	112	171	362	447
Issuance of convertible note	—	—	—	53,283
Equity based compensation	3,130	3,518	9,483	12,674
Ending	$448,609	$430,734	$448,609	$430,734

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Accumulated deficit
Beginning	$(372,884)	$(286,058)	$(330,348)	$(241,972)
Cumulative effect of accounting changes	—	—	—	(49)
Net loss	(20,434)	(22,098)	(62,970)	(66,135)
Ending	$(393,318)	$(308,156)	$(393,318)	$(308,156)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$—
Repurchase of common stock under prepaid forward contract	—	—	—	(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$44	$(134)	$(149)	$—
Unrealized gain (loss) on available-for-sale securities	10	1	229	(54)
Foreign currency translation adjustment	(113)	(26)	(139)	(105)
Ending	$(59)	$(159)	$(59)	$(159)

Total stockholders' equity	$10,220	$77,406	$10,220	$77,406

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

Investments

The Company invests in various investments which are primarily held in the custody of major financial institutions. Investments consist of certificates of deposit, U.S. government and agency securities, commercial paper, asset-backed securities, and corporate notes and bonds. Management classifies its investments as available-for-sale investments and records these investments in the condensed consolidated balance sheet at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

The Company assesses whether an other-than-temporary impairment loss has occurred due to declines in fair value or other market conditions when an investment’s fair value remains less than its cost for more than twelve months. This assessment includes a determination of whether the investment is expected to recover in value and whether the Company has the intent and ability to hold the investment until the anticipated recovery in value occurs. When an investment is identified as having an other-than-temporary impairment loss, we adjust the cost basis of the investment down to fair value resulting in a realized loss. The new cost basis is not changed for subsequent recoveries in fair value and temporary future increases or decreases in fair value are included in other comprehensive loss.

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are based on what we expect to collect in exchange for goods and services. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for allowances on a specific account basis by recording adjustments to revenue, if necessary. No allowances were recorded at September 30, 2019 and December 31, 2018.

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

Warranty reserve activity for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Beginning balance	$196	$199	$215	$192
Provisions	77	128	147	394
Warranty incurred	(51)	(138)	(140)	(397)
Ending balance	$222	$189	$222	$189

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

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Invoices are generally issued when revenue is recognized and the term between invoicing and when payment is due is not typically significant.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and nine months ended September 30, 2019.

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

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the condensed consolidated statements of operations and comprehensive loss. Most such billable shipping and handling costs are in connection with consumable test kits. Unlike test kits, for instruments the Company typically pays for shipping and handling.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of adoption of ASC 842 and as of September 30, 2019, the Company was not party to finance lease arrangements.

Our leases consist primarily of leased office, factory, and laboratory space in the United States and office space and automobiles in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

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

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which together with subsequent amendments is included in ASC 842. ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. ASC 842 also addresses accounting and reporting by lessors, which is not significantly different from accounting and reporting under the prior standard, and further provides for qualitative and quantitative disclosures. We adopted ASC 842 on January 1, 2019 using the optional transition method allowed by ASU 2018-11. This optional transition method allowed the Company to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For contracts where we are the lessee, we recorded lease liabilities and right of use assets for contracts in effect on January 1, 2019 based on the facts and circumstances as of that date. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate the lease components from the non-lease components for all classes of underlying assets. No cumulative-effect adjustment was recorded to the opening balance of retained earnings. We recognized right of use assets and lessee lease liabilities of $0.6 million with respect to operating leases where we are the lessee. We also implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The adoption of ASC 842 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of September 30, 2019, two of the Company's financial institutions held 71% and 26% of the Company’s cash and cash equivalents, respectively. As of December 31, 2018, two of the Company's financial institutions held 46% and 43% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 14% of the Company’s net accounts receivable balance as of September 30, 2019, and one customer that accounted for 10% of the Company's net accounts receivable balance as of December 31, 2018.

Customers who represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Company A	*	20%	*	*
Company B	*	18%	*	*
Company C	*	17%	*	*

* Less than 10% for the period indicated

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$69,750	$—	$—	$69,750
Total cash and cash equivalents	$69,750	$—	$—	$69,750
Investments:
Certificates of deposit	—	4,183	—	4,183
U.S. Treasury securities	12,001	—	—	12,001
U.S. Agency securities	—	1,505	—	1,505
Asset-backed securities	—	1,107	—	1,107
Corporate notes and bonds	—	10,182	—	10,182
Total investments	12,001	16,977	—	28,978
Total assets measured at fair value	$81,751	$16,977	$—	$98,728

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$38,444	$—	$—	$38,444
Commercial paper	—	1,493	—	1,493
Total cash and cash equivalents	38,444	1,493	—	39,937
Investments:
Certificates of deposit	—	10,787	—	10,787
U.S. Treasury securities	22,120	—	—	22,120
U.S. Agency securities	—	7,980	—	7,980
Commercial paper	—	17,025	—	17,025
Asset-backed securities	—	11,998	—	11,998
Corporate notes and bonds	—	30,308	—	30,308
Total investments	22,120	78,098	—	100,218
Total assets measured at fair value	$60,564	$79,591	$—	$140,155

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the nine months ended September 30, 2019.

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2023 (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million, as described in Note 10, Convertible Notes. At September 30, 2019 and December 31, 2018, the fair value of the Notes was $142.5 million and $121.4 million, respectively. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.
NOTE 5. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,163	$21	$(1)	$4,183
U.S. Treasury securities	11,975	26	—	12,001
U.S. Agency securities	1,505	—	—	1,505
Asset-backed securities	1,107	—	—	1,107
Corporate notes and bonds	10,170	12	—	10,182
Total	$28,920	$59	$(1)	$28,978

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,787	$—	$—	$10,787
U.S. Treasury securities	22,185	1	(66)	22,120
U.S. Agency securities	8,024	1	(45)	7,980
Commercial paper	17,025	—	—	17,025
Asset-backed securities	12,007	—	(9)	11,998
Corporate notes and bonds	30,361	—	(53)	30,308
Total	$100,389	$2	$(173)	$100,218

The following table summarizes the maturities of the Company’s available-for-sale securities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$28,920	$28,978	$83,030	$82,893
Due in 1-3 years	—	—	17,359	17,325
	$28,920	$28,978	$100,389	$100,218

There were no sales of marketable securities for the three months ended September 30, 2019 and 2018. Proceeds from sales of marketable securities (including principal paydowns) for the for the nine months ended September 30, 2019 and 2018 were $13.4 million and $3.0 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains from sales of marketable securities for the three and nine months ended September 30, 2019 and 2018. No material balances were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018.

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses as of September 30, 2019 and December 31, 2018 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.
NOTE 6. INVENTORY

Inventories consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$5,088	$4,064
Work in process	1,604	495
Finished goods	1,189	3,187
	$7,881	$7,746

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Computer equipment	$2,726	$2,700
Technical equipment	3,949	3,868
Facilities	4,016	4,037
Instruments	7,747	5,318
Capital projects in progress	206	91
Total property and equipment	$18,644	$16,014
Accumulated depreciation	(10,078)	(8,711)
Property and equipment, net	$8,566	$7,303

Depreciation expense for the three months ended September 30, 2019 and 2018 was $0.6 million and $0.7 million, respectively, and $1.7 million for each of the nine months ended September 30, 2019 and 2018.

The underlying gross assets under operating leases where the Company is the lessor is $1.3 million at September 30, 2019. The underlying accumulated depreciation under operating leases where the Company is the lessor is $0.2 million at September 30, 2019.

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The grant is paid to the Company incrementally through sub-awards. The cumulative amount awarded to date under these subawards is $1.3 million. The amount invoiced for the three months ended September 30, 2019 and 2018 was $42,000 and $69,000, respectively, and for each of the nine months ended September 30, 2019 and 2018 was $0.2 million.

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

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred revenue consists of amounts received for commitments not yet fulfilled. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of September 30, 2019 and December 31, 2018 follows (in thousands):

	September 30,	December 31,
	2019	2018
Products and services not yet delivered	$250	$217

We recognized $0.2 million and $0.3 million of revenues that were included in the beginning contract liabilities balances during the three and nine months ended September 30, 2019, respectively. We recognized $30,000 and $65,000 of revenues that were included in the contract liabilities balances during the three and nine months ended September 30, 2018, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2019, $2.5 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis. The balance also includes product shipments for reagent rental, sales-type lease agreements. The agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis.
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

The Notes at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(41,490)	(48,430)
Unamortized debt issuance	(2,566)	(2,996)
Net carrying amount of the liability component	127,444	120,074

The Company recorded $1.1 million for contractual coupon interest for each of the three months ended September 30, 2019 and 2018, and $3.2 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Company also recorded $0.1 million for amortization of debt issuance for each of the three months ended September 30, 2019 and 2018, and $0.4 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of the debt discount for the three months ended September 30, 2019 and 2018 was $2.4 million and $2.1 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $6.9 million and $4.3 million, respectively. As of September 30, 2019, no Notes were convertible pursuant to their terms.

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
The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Shares issuable upon the release of restricted stock awards	20	66	20	66
Shares issuable upon exercise of stock options	10,159	8,182	10,159	8,182
	10,179	8,248	10,179	8,248

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of September 30, 2019, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.

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
NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2019	8,090,636	$12.22
Granted	2,883,596	14.47
Forfeited	(420,098)	20.74
Exercised	(327,215)	14.91
Expired	(67,574)	23.41
Options Outstanding September 30, 2019	10,159,345	$12.34

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded during the periods shown below:

	Three Months Ended
	September 30,	September 30,
	2019	2018
Expected term (in years)	6.46	5.53
Volatility	59%	58%
Expected dividends	—	—
Risk free interest rates	1.47%	2.75%
Weighted average fair value	$9.66	$11.48

The following table shows summary information for outstanding options and options that are exercisable (vested) as of September 30, 2019:

	Options Outstanding	Options Exercisable
Number of options	10,159,345	6,137,856
Weighted average remaining contractual term (in years)	6.14	4.32
Weighted average exercise price	$12.34	$9.03
Weighted average fair value	$8.01	$6.06
Aggregate intrinsic value (in thousands)	$76,923	$65,271

The following table summarizes RSU and restricted stock award activity during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2019	76,000	$18.70
Granted	11,000	20.32
Forfeited	(60,500)	19.74
Vested/released	(7,000)	19.47
Outstanding September 30, 2019	19,500	16.13

Equity-based compensation expense is summarized below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Cost of sales	$65	$68	$172	$172
Research and development	897	1,476	3,226	3,926
Sales, general and administrative	2,169	1,921	6,011	8,378
	$3,131	$3,465	$9,409	$12,476

For each of the three months ended September 30, 2019 and 2018, $0.1 million of share-based compensation cost was capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments). During the nine months ended September 30, 2019 and 2018, $0.3 million and $0.4 million, respectively, of share-based compensation cost was capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments).

As of September 30, 2019, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $27.1 million and $0.2 million, respectively. This is expected to be recognized over the years 2019 through 2024.

Included in the above-noted stock option grants and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the plan. The expected term for performance-based options granted in 2018 is 5 to 6 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. In 2018, the Company granted 225,000 performance based-options to certain employees, of which 125,000 were outstanding as of September 30, 2019. The Company recognized $0.1 million of stock compensation expense for the nine months ended September 30, 2019 for performance-based stock options.

NOTE 13. INCOME TAXES

For the three months ended September 30, 2019, the Company recorded an income tax benefit amount of $0.2 million to reverse the foreign income tax expense recorded in prior quarters as the Company no longer expects to pay current year income taxes in any of the foreign jurisdictions. For the nine months ended September 30, 2019, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the three and nine months ended September 30, 2019 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $20.7 million and $63.0 million, respectively, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At September 30, 2019, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and nine months ended September 30, 2019, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

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

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$168	$333
ROU assets obtained in exchange for lease obligations
Operating leases	$3,639	$3,639
Lease Cost
Operating leases	$213	$378
Short-term leases	$103	$697

The weighted average remaining lease term on our operating leases is 5.6 years. The weighted average discount rate on those leases is 7.1%. Rent expense including common area charges was $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively.

The following presents maturities of operating lease liabilities in which we are the lessee as of September 30, 2019 (in thousands):

Remainder of 2019	$180
2020	637
2021	687
2022	818
2023	913
Thereafter	1,583
Total lease payments	4,818
Less imputed interest	(939)
$3,879

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of September 30, 2019, the total net investment in these leases was $0.6 million. The following presents maturities of lease receivables under sales-type leases as of September 30, 2019 (in thousands):

Remainder of 2019	$62
2020	197
2021	139
2022	106
2023	53
Thereafter	13
Total undiscounted cash flows	570
Less imputed interest	(3)
Present value of lease payments	$567

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the United States represented 23% and 14% for the three months ended September 30, 2019 and 2018, respectively, and 26% and 22% for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019 and December 31, 2018, balances due from foreign customers, in U.S. dollars, were $1.5 million and $0.9 million, respectively.

The following presents total net sales by geographic territory for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Domestic	$1,757	$1,172	$4,308	$2,988
Foreign	514	183	1,519	860
	$2,271	$1,355	$5,827	$3,848

The following presents total net sales by line of business for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Accelerate Pheno™ revenue	$2,221	$1,325	$5,702	$3,760
Other revenue	50	30	125	88
	$2,271	$1,355	$5,827	$3,848

The following presents total net sales by products and services for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Products	$2,143	$1,331	$5,531	$3,798
Services	128	24	296	50
	$2,271	$1,355	$5,827	$3,848

Lease income included in net sales was $0.2 million for each of the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively, which does not represent revenues recognized from contracts with customers.

The following presents property and equipment, net by geographic territory (in thousands):

	September 30,	December 31,
	2019	2018
Domestic	$7,726	$6,309
Foreign	840	994
	$8,566	$7,303

NOTE 17. RELATED PARTY TRANSACTIONS

As discussed in Note 10, Convertible Notes the Company issued Notes in March 2018. As part of this issuance, an entity controlled by one member of the Company's board of directors purchased an aggregate of $30.0 million of the Notes. In May 2019, this affiliate purchased an additional $10.0 million of Notes on the open market. The affiliated entity is a Qualified Institutional Buyer which purchased and holds an aggregate of $40.0 million of the Notes at September 30, 2019.

On August 20, 2019, the Company and an entity affiliated with the Chief Operating Officer of the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the issuance and sale by the Company of an aggregate of 55,586 shares of the Company’s common stock (the “Shares”) in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Shares were sold at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the shares) of $17.99 per share, which was equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Purchase Agreement. The $1.0 million of proceeds were recorded to contributed capital.

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

Changes in Results of Operations: Three and nine months ended September 30, 2019 compared to three and nine months ended September 30, 2018

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$2,271	$1,355	$916	68%	$5,827	$3,848	$1,979	51%

For the three and nine months ended September 30, 2019, total revenues increased as compared to the three and nine months ended September 30, 2018 due to increased sales of Accelerate PhenoTest™ BC Kits.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Cost of sales	$1,117	$680	$437	64%	$2,940	$1,889	$1,051	56%
Gross profit	$1,154	$675	$479	71%	$2,887	$1,959	$928	47%

For the three and nine months ended September 30, 2019, cost of sales and gross profit increased as compared to the three and nine months ended September 30, 2018 as a result of higher sales. This increase was primarily driven by an increase in consumable inventory sales. Inventory without a cost basis was sold to customers for the three and nine months ended September 30, 2019 and 2018. Pre-launch inventory previously not capitalized and expensed in a previous period for the three months ended September 30, 2019 and 2018, was $0.1 million and $0.2 million, respectively, and $0.3 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively.

Cost of sales included non-cash equity-based compensation of $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.2 million for each of the nine months ended September 30, 2019 and 2018.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$6,064	$7,891	$(1,827)	(23)%	$19,145	$20,734	$(1,589)	(8)%

Research and development expenses for the three and nine months ended September 30, 2019 decreased compared to the three and nine months ended September 30, 2018. The decreases were primarily the result of decreases in employee non-cash equity-based compensation and employee related expenses, decreases in purchases of engineering supplies to support research and development and decreases in depreciation expense.

Research and development expenses included non-cash equity-based compensation of $0.9 million and$1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $3.2 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Sales, general and administrative	$12,743	$12,153	$590	5%	$38,302	$41,835	$(3,533)	(8)%

Sales, general and administrative expenses for the three months ended September 30, 2019 increased as compared to the three months ended September 30, 2018. The increase was primarily the result of an increase in employee non-cash equity-based compensation, an increase in promotional events and a one-time grant receipt which offset sales, general and administrative expense for the three months ended September 30, 2018. Sales, general and administrative expenses for the nine months ended September 30, 2019 decreased as compared to the nine months ended September 30, 2018. The decrease was primarily the result of a decrease in employee non-cash equity-based compensation, along with a reduction in expenditures with third-party vendors.

Sales, general and administrative expenses included non-cash equity-based compensation of $2.2 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and $6.0 million and $8.4 million for the nine months ended September 30, 2019 and 2018, respectively. Non-cash equity-based compensation increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to a large stock option grant made to key management. Non-cash equity-based compensation decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to a lower valuation per share for newly granted options compared to the prior period, and an increase in forfeitures which decreased expenses.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Loss from operations	$(17,653)	$(19,369)	$1,716	(9)%	$(54,560)	$(60,610)	$6,050	(10)%

For the three and nine months ended September 30, 2019, our loss from operations decreased as compared to the three and nine months ended September 30, 2018. The decreases were primarily the result of a decrease in non-cash equity-based compensation, a decrease in research and development expenses, and increased sales as described above. Loss from operations included non-cash equity-based compensation of $3.1 million and $3.5 million for the three months ended September 30, 2019 and 2018, respectively, and $9.4 million and $12.5 million for the nine months ended September 30, 2019 and 2018, respectively. This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Total other expense, net	$(3,020)	$(2,582)	$(438)	17%	$(8,410)	$(5,093)	$(3,317)	65%

Other expense for the three and nine months ended September 30, 2019 increased as compared to the three and nine months ended September 30, 2018. The increases were primarily the result of increased interest expense for the three and nine months ended September 30, 2019 partially offset by investment income. For the three months ended September 30, 2019 and 2018, the Company incurred interest expense associated with our convertible notes of $3.6 million and $3.4 million, respectively. These amounts were partially offset by investment income of $0.7 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred interest expense associated with our convertible notes of $10.6 million and $6.7 million, respectively. These amounts were partially offset by investment income of $2.3 million and $2.0 million for the nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Benefit (provision) for income taxes	$239	$(147)	$386	(263)%	$—	$(432)	$432	NM

NM indicates percentage is not meaningful

For the three months ended September 30, 2019, the Company recorded an income tax benefit amount of $0.2 million to reverse the foreign income tax expense recorded in prior quarters as the Company no longer expects to pay current year income taxes in any of the foreign jurisdictions. For the nine months ended September 30, 2019, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock and the issuance of our convertible notes. As of September 30, 2019, the Company had $121.9 million in cash and cash equivalents and available-for-sale securities, a decrease of $44.6 million from $166.5 million at December 31, 2018. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements is included in Item 1, Note 15, Leases.

As of September 30, 2019, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

Cash Flow Summary (in thousands)
	Nine Months Ended
	September 30,	September 30,	Change
	2019	2018
Net cash used in operating activities	$(50,929)	$(53,430)	$2,501
Net cash provided by (used in) investing activities	71,464	(38,980)	110,444
Net cash provided by financing activities	6,242	125,596	(119,354)

Cash flows from operating activities

The net cash used in operating activities was $50.9 million and $53.4 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development, sales and marketing, along with other factors. A decrease in our net loss offset by changes in working capital resulted in a decrease in cash used in operating activities for the nine months ended September 30, 2019 compared to the prior year period.

Cash flows from investing activities

The net cash provided by investing activities was $71.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company had maturities and proceeds of marketable securities of $78.9 million and $13.4 million, respectively, which were offset in part by purchases of marketable securities of $20.7 million.

The net cash used by investing activities was $39.0 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, the company purchased marketable securities of $115.6 million, offset in part by maturities of marketable securities of $74.5 million. The Company had an increase in marketable securities purchases during the nine months ended September 30, 2018 in connection with investing the proceeds from the Company's convertible notes offering.

Cash flows from financing activities

The net cash provided by financing activities was $6.2 million for the nine months ended September 30, 2019, and was primarily comprised of proceeds from exercise of options and the issuance of common stock to an entity affiliated with the Chief Operating Officer of the Company. The net cash provided by financing activities was $125.6 million for the nine months ended September 30, 2018 and was primarily from proceeds received from the Company's convertible notes offering during 2018, partially offset by the prepayment of a forward stock repurchase and debt issuance costs.

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
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Additional critical accounting policies added to Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies in this Form 10-Q, include the adoption of ASC 842, Leases during the nine months ended September 30, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.1 million as of September 30, 2019 and $0.5 million as of December 31, 2018.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. Further information regarding our investments is included in Item 1, Note 5, Investments in this Form 10-Q.

Although the Company’s Notes are based on a fixed rate, changes in interest rates could impact the fair market value of the Notes. As of September 30, 2019, the fair market value of the Notes was $142.5 million. For additional information about the Notes, refer to Item 1, Note 10, Convertible Notes in this Form 10-Q.
Foreign Currency Risk

We operate primarily in the United States and a majority of our cost, expense and capital purchasing activities for the nine months ended September 30, 2019 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and United States dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 20, 2019, the Company and an entity affiliated with the Chief Operating Officer of the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the issuance and sale by the Company of an aggregate of 55,586 shares of the Company’s common stock (the “Shares”) in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Shares were sold at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the shares) of $17.99 per share, which was equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Purchase Agreement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
10.1	Offer Letter between Accelerate Diagnostics, Inc. and John J. Phillips, dated August 6, 2019	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
10.2	Nonqualified Stock Option Agreement between Accelerate Diagnostics, Inc. and John J. Phillips, dated August 6, 2019	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
10.3	Securities Purchase Agreement, dated August 20, 2019, between Accelerate Diagnostics, Inc. and John J. Phillips Investment Irrevocable Trust, dated July 31, 2019	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 21, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

November 8, 2019	/s/ Lawrence Mehren
Lawrence Mehren President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2019	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)