Form 10-K
period 2019-12-31
Accelerate Diagnostics, Inc
filed 2020-02-28
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019.

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31822
ACCELERATE DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1072256
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3950 South Country Club Road, Suite 470
Tucson, AZ 85714
(Address of principle executive offices)(Zip Code)

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $714.1 million based on the closing price quoted on The Nasdaq Capital Market.

There were 54,913,303 shares of common stock of the registrant outstanding as of February 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K“) to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc.

The Accelerate Pheno® system is also generically referred to herein as the “ID/AST System” or “Accelerate ID/AST System.”

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

PART I

Item 1. Business

Overview

Accelerate Diagnostics, Inc. (“Accelerate”) is an in vitro diagnostics company dedicated to providing solutions that improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections. Microbiology laboratories need new tools to address what the U.S. Centers for Disease Control and Prevention (the “CDC”) calls one of the most serious healthcare threats of our time, antibiotic resistance. A significant contributing factor to the rise of resistance is the overuse and misuse of antibiotics, which is exacerbated by a lack of timely diagnostic results. The delay of identification and antibiotic susceptibility results is often due to the reliance by microbiology laboratories on traditional culture-based tests that often take two to three days to complete. Our technology platform is intended to address these challenges by delivering significantly faster testing of infectious pathogens in various patient sample types.

Our first system to address these challenges is the Accelerate Pheno® system. The Accelerate Pheno system utilizes genotypic technology to identify (ID) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (AST), which determines whether live bacterial and fungal cells are resistant or susceptible to a particular antimicrobial. The Accelerate PhenoTest® BC kit, which is the first test kit for the system, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. This information is used to rapidly modify antibiotic therapy to lessen adverse events, improve clinical outcomes, and help preserve the useful life of antibiotics.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC kit for in vitro diagnostic use. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted our de novo request to market our Accelerate Pheno system and Accelerate PhenoTest BC kit.

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe, and the Middle East. Consistent with the Company's “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale of the instruments and the sale of single use consumable test kits.

In 2019, based upon our initial experience selling and implementing the Accelerate Pheno system, we implemented initiatives to improve and refine our commercial execution and to re-engineer our product implementation processes. Improving our commercial and implementation capabilities remains an emphasis going forward, along with geographic expansion and product innovation.

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

In 2012, our Board of Directors and management team established a new strategic direction for the Company, which was (1) to focus on the internal development, manufacture, and commercialization of the Accelerate Pheno system and (2) to discontinue efforts to develop and actively market OptiChem and our other surface chemistry products. Our Board of Directors and management pursued this new strategic direction based on the belief that we could internally develop and commercialize the Accelerate Pheno system, formerly called the BacCel System.

Since the adoption of the new strategic direction in 2012, we have made significant investments in research and development personnel, facilities, equipment, and consumables to support the internal development of the Accelerate Pheno system. The Company has also invested in the hiring of regulatory, manufacturing, quality, sales, and marketing personnel experienced in the manufacture and commercialization of medical devices.

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

This strategic direction coupled with various investments permitted the development, clinical trial and FDA registration, and commercialization of the Accelerate Pheno system and the Accelerate PhenoTest BC kit. Accelerate has expanded the strategic direction it took in 2012 to include the development of additional test kits, systems, and geographic expansion to advance its mission to improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections globally.

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

AST testing determines which antibiotics will be effective and which will be ineffective for treating a particular patient's infections. Accordingly, AST is ideally designed to address this challenge but previous post culture methods for obtaining AST results took 2-3 days to deliver. Studies have shown that even a modest decrease in the time it takes to deliver an AST result correlates to reduced length and cost of hospital stay per patient. One such study showed that a five hour reduction in the time to receive an AST result delivered a two-day reduction in length of stay and a reduction in patient treatment costs of $1,750 per patient. Based on our analysis, we estimate that the Accelerate Pheno system is capable of delivering clinically-actionable results in approximately 19 hours from the time a blood sample is received by the laboratory, while current solutions often require 2-3 days to deliver these results. Studies have established that the Accelerate Pheno system is between 24 and 36 hours faster to ID results and 36 to 54 hours faster to AST results.

Rapid antibiotic susceptibility testing is particularly important in improving sepsis patient outcomes. Sepsis is responsible for approximately 270,000 deaths in the U.S. annually, which is one in three U.S. hospital patient deaths. Optimizing antibiotics within the first 24 hours of hospitalization is critical. It is estimated that 80% of sepsis deaths could be prevented with rapid diagnosis and treatment. By providing clinically-actionable results in hours instead of days, the Accelerate Pheno system plays a significant role in providing timely, effective therapy to sepsis patients.

Market Opportunity

Across North America, Europe and Asia Pacific geographies, we estimate there are well over 100 million ID and AST tests completed annually across various sample types. We estimate that of these tests, our current test kit, the Accelerate PhenoTest BC kit, can address the over four million blood culture samples tested each year in North America and Europe.

In addition, based on information compiled from various competitor annual reports and other publicly available information, as well as our own estimates, we believe there are approximately 20,000 global instrument placements currently, consisting of approximately 10,000 bioMerieux Vitek 2® automated instrument installations, 6,000 Danaher Microscan® Systems installations and 4,000 instruments from other companies. We believe these placements approximate the number of potential placements for the Accelerate Pheno system globally.

Certain government initiatives are complementary to the Accelerate Pheno system. For example, Centers for Medicare and Medicaid Services (“CMS”) programs, which are designed to decrease hospital-acquired infections directly impact hospital budgets via reimbursement cuts, thereby incentivizing providers to enhance infection-management protocols. These programs include the Medicare Hospital-Acquired Condition Reduction Program and the Hospital Readmissions Reduction Program. Similarly, on March 27, 2015, the White House released the National Action Plan for Combating Antibiotic-Resistant Bacteria, which directly and indirectly promotes rapid susceptibility testing. The plan identifies several milestones to accomplish this goal, such as calling on the National Institutes of Health to fund new projects and provide prizes aimed at the development of rapid diagnostic tests that characterize antibiotic susceptibility and improve antibiotic stewardship; mandating implementation of antibiotic stewardship programs by all hospitals participating in Medicare and Medicaid; and calling on the FDA and CMS to evaluate new regulatory pathways to promote development and adoption of innovative infectious disease diagnostics. The antibiotic stewardship programs are being implemented by many hospitals in advance of the March 30, 2020 implementation deadline.

Products

The Accelerate Pheno system is the Company’s first in vitro diagnostic platform and is intended for the identification and antibiotic susceptibility testing of pathogens most commonly associated with serious or health care-associated infections, including Gram-positive and Gram-negative organisms, as well as yeast. The system leverages long-accepted bacteriological testing principles enhanced by proprietary technology and automation enabling the analysis of live microbial cells. It detects and identifies pathogens directly from a single patient sample followed by antimicrobial susceptibility testing based on the identification results. Antimicrobial susceptibility is determined by morphokinetic cellular analysis (“MCA”), a process that evaluates the change of individual cells and microcolonies in response to a range of antibiotics over time. The system’s combined technologies and automation dramatically reduce the need for time-consuming traditional bacterial culturing, thus eliminating the major source of delay with current testing methods. Identification results are typically available within 90 minutes of presenting the patient sample to the system, and susceptibility results, including minimum inhibitory concentrations (“MIC”), are available about five hours after identification results. In the case of the Accelerate PhenoTest BC kit for positive blood culture samples, a blood culture screening step is required, which we estimate takes an average of approximately 12 hours to complete before the sample is introduced to the Accelerate Pheno system. This combined turnaround time is a significant improvement over the multiple days currently required to obtain AST results, with MIC details, using conventional testing methods.

The Accelerate Pheno system features walk-away automation and consists of a fixed instrument and proprietary single-use test kit. The instrument consists of module(s) connected to a single analysis computer, which allows hospitals to acquire various numbers of modules to address their particular test volume. In order to run a patient sample on the Accelerate Pheno system a laboratory technician would pipette the patient sample into our system, insert the Accelerate PhenoTest BC kit, and initiate the run. In the case of our initial test, a positive blood culture sample is introduced to the system by pipetting directly from the blood culture bottle into our Accelerate PhenoTest BC kit.

The Accelerate Pheno system is the result of over a decade of technological development and several years of instrument design and engineering. The system is comprised of custom-engineered functional components, including a robotic pipettor for fluidic manipulation, an optical system with both dark-field and fluorescent illumination, and an imaging system. These sensor components, among others, are used in the four processes that follow, each of which is a crucial component in delivering the rapid ID and AST results.

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

•
Identification testing via fluorescent in situ hybridization (FISH). The now immobilized cells are tested with our proprietary FISH probes to enable identification. Because the genetic sequences of bacteria are distinctive, the binding of fluorescently labeled probes indicates the presence of a specific target sequence of RNA associated with a single or group of bacterial species or yeasts. When the probe finds a targeted sequence, it binds to it—generating a fluorescent signal—which is visible by the imaging system on the Accelerate Pheno system. Positive fluorescent signals from more than one target probe indicate polymicrobial samples and a universal bacterial stain discriminates target from non-target bacteria or fungi. The identification result is presented on the Accelerate Pheno system's graphic user interface in approximately 90 minutes from the introduction of the sample into the Accelerate Pheno system.

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

The Accelerate Pheno system has been the subject of dozens of scientific posters and studies. Recent studies and associated publications have covered subjects including time savings, performance, opportunity rates for clinical interventions, and clinical outcomes including length of stay. Published study abstracts and links to full papers are available on our website at http://acceleratediagnostics.com/updates/#publications.

Research and Development

The Company plans to continue making significant investments in the research and development of new applications for existing technologies and in the research and development of new complementary technologies.

Since the completion and launch of the Accelerate Pheno system and Accelerate PhenoTest BC kit, the Company has focused on product improvements and the development of additional test kits to address opportunities in additional sample types including, but not limited to, our next kit for bacterial pneumonia samples. Similar to the Accelerate PhenoTest BC kit, the objective is to develop test kits that work seamlessly with the Accelerate Pheno system and deliver substantial benefits to microbiology laboratories and to physicians in the treatment of serious infections.

We anticipate seeking separate regulatory approval for each additional test kit that we develop. If and when we determine that we will pursue regulatory approvals for those applications, we would likely include the identification of the most prevalent infectious pathogens found in each specimen type and the most commonly prescribed antimicrobial agents for treatment.

Our research activity also includes the evaluation and development of (i) technologies which reduce the cost and increase the throughput of AST, (ii) improved identification technologies, and (iii) other platform technologies potentially useful in addressing other parts of the infectious disease laboratory testing workflow.

The Company's research and development expense for the years ended December 31, 2019, 2018 and 2017, is included in the consolidated statement of operations and comprehensive loss.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno system and is, thus, very important to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing,” was issued on March 11, 2008. The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of

December 31, 2019, we had 57 issued patents worldwide, including 18 patents issued in the United States and 39 issued outside the United States. Our patents are set to expire on various dates in 2022 through 2035. Additionally, as of December 31, 2019, we had 12 patent applications pending worldwide, including 7 U.S. applications and 5 applications outside the United States. The Company believes that its patent suite would make it difficult for any other company to conduct rapid antibiotic susceptibility testing of individual pathogens utilizing our technology. From a trademark perspective, we had 33 registered marks protecting our brand and prospective products both domestically and internationally.

Sales, Marketing, and Distribution

The target customers for our products are hospital microbiology laboratories that perform identification and antibiotic susceptibility testing. In general, we utilize our own direct sales force to market the Accelerate Pheno system to our targeted customers. However, in select geographies, we use third-party distributors to market, sell and support the product.

The business, while not seasonal, is influenced by the timing of hospital budget and tender approval cycles which vary by geography. Due to the relatively long sales cycles, order back-logs are not typical, and we manage our inventory based on an estimation of demand forecasts.

For the year ended December 31, 2019, none of the Company’s customers represented more than 10% of the Company’s total net sales.

Competition

The leading companies with automated microbiological testing products include Becton, Dickinson and Company (“BD”), bioMerieux, Danaher Corporation (“Danaher”) and Thermo Fisher Scientific’s subsidiary TREK Diagnostics Systems, Inc. (“TREK”). These companies provide products for the broad-based culturing and analysis of a wide variety of bacteria. These competitors’ AST products require purified bacterial strains or “isolates” for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. We believe these standard culturing methods, including enrichment growth and colony isolation, cannot achieve the speed that the Accelerate Pheno system provides. These companies and other competitors, such as T2 Biosystems have automated bacterial identification products which provide a component of the clinical diagnostics solution but lack rapid AST functionality.

Potential competitors for rapid AST have recently made announcements at various trade shows, including - but not limited to; Quantamatrix, Q-Linea, Specific Technologies, and Lifescale. While we do not have visibility into all of these companies’ respective stages of development, we believe they are early stage and will require years to achieve FDA approval, establish performance and outcome data, and commercialize their products. In addition to existing and emerging companies, there are manual methods which could be validated by individual hospitals to deliver rapid identification and susceptibility results. See “Risk Factors-Risks Related to Our Business and Strategy-Our industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques” for additional information.

Industry Developments

The clinical microbiology industry is subject to rapid technological changes, and new products are frequently introduced for rapid bacterial identification using genes or other molecular markers. Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, we do not believe that any of these technologies offers the advantages afforded by the Accelerate Pheno system. For example, gene detection can be highly sensitive and specific for the identification of pathogens, but very few antibiotic resistance mechanisms are simple enough to accurately guide drug selection. Even in those rare instances where there is a direct relationship between a gene and effective resistance, such as particular Methicillin-Resistant Staphylococcus aureus (MRSA) strains, leading literature has reported novel mutations that escape detection by recently commercialized tests.

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

MALDI-TOF systems have a major advantage over other molecular methods in identifying a very broad range of organisms. Cost of ownership is also substantially below that of older molecular methods. But the requirement for extensive organism enrichment and purification, as well as the inability to quantify live organisms or distinguish samples derived from viable organisms, substantially limits this technology from time-critical decision support. In this respect, the Accelerate Pheno system provides a substantial advantage for more rapid test results. Finally, as with the older molecular methods, MALDI-TOF systems cannot identify major drug resistance expression and face the same fundamental biological barriers as gene detection.

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

In July of 2016, we submitted a de novo request for evaluation of automatic Class III Designation to the FDA for the Accelerate Pheno system and Accelerate PhenoTest BC kit. On February 23, 2017, the FDA granted our de novo request to market the Accelerate Pheno system and Accelerate PhenoTest BC kit.

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

Other Healthcare Laws

Following the FDA’s granting of our de novo request to market the Accelerate Pheno system and Accelerate PhenoTest BC kit, we commenced active commercialization of the Accelerate Pheno system. Such business activities, including the activities of any third-party distributors that we retain, will be subject to additional healthcare laws and regulations and related enforcement by the federal government as well as the governments of states and foreign jurisdictions where we conduct our business. These laws and regulations include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, and physician payment transparency laws and regulations. Violations of these laws or regulations can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. The following discussion describes certain federal and state healthcare laws and regulations that may impact our operations and the operations of our customers, but is not intended to be an exhaustive discussion of all potentially applicable federal and state health laws and regulations.

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

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, including private third-party payers or to obtain—by means of false or fraudulent pretenses, representations, or promises—any of the money or property owned by or under the custody or control of any healthcare benefit program; and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The Affordable Care Act (“ACA”) amended certain sections of the HIPAA criminal statutes such that a person need not have actual knowledge of the applicable statute or specific intent in order to have committed a healthcare fraud violation.

As stated above, many states and foreign countries have adopted similar fraud and abuse laws that may be broader in scope and may apply regardless of payer. Violations of any of these laws can lead to additional risk such as risk of plaintiff class actions, state attorney general actions, and investigation by agencies such as the Department of Justice (“DOJ”) or the FTC.

The Physician Payment Sunshine Act, implemented by Section 6002 of the ACA, imposes transparency requirements on certain manufacturers, referred to as “applicable manufacturers,” of drugs, devices, biological, or medical supplies for which payment is available under Medicare, Medicaid, the Children’s Health Insurance Program (“CHIP”), or a waiver of a plan offered under CHIP. Applicable manufacturers must track and report to the CMS certain payments or “transfers of value” provided to U.S. licensed physicians and teaching hospitals during the preceding calendar year, as well as certain ownership and investment interests held by U.S. licensed physicians and their immediate family members. CMS releases the reported data on a public website on an annual basis. Failure to report as required under the Physician Payment Sunshine Act could subject applicable manufacturers to significant financial penalties, while tracking and reporting the required payments and transfers of value may result in considerable administrative expense. Several states currently have similar laws, and more states may enact similar legislation, some of which may be broader in scope. For example, certain states require the implementation of compliance programs, compliance with industry ethics codes, implementation of gift bans, and spending limits, and/or reporting of gifts, compensation, and other remuneration to healthcare professionals.

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

In the United States, the ACA, enacted in March 2010, made changes that are expected to have a continued and significant impact on the medical device industry and clinical laboratories, including the way healthcare is delivered and financed by governmental and private insurers. For example, the legislation provided for reductions in the Medicare clinical laboratory fee schedule. The ACA also requires CMS to reduce payments to hospitals reimbursed under Medicare’s Inpatient Prospective Payment System (“IPPS”) that have excess readmissions. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation that are still being developed and refined, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products. In addition to uncertainty regarding the impact of implementation of the ACA, there are some continued legal challenges to the ACA that, if successful, could call into question the legitimacy of the ACA and its future applicability. Further, the current White House administration has at times threatened to challenge or repeal the ACA, although the scope and timing of any legislation to repeal, amend, replace or reform the ACA is uncertain. See “Risk Factors-Risks related to government regulation” for additional information.

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

Reimbursement

We do not believe that hospitals will specifically seek reimbursement from the government or private insurance companies for their purchase of the Accelerate Pheno system or the Accelerate PhenoTest BC kit. Instead, we believe that hospitals will recoup such costs by obtaining reimbursement from the government or private insurance companies for in-bed occupancies, which traditionally includes all testing required for admitted patients.

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

Operations

In January 2013, we relocated our headquarters from Denver, Colorado, to Tucson, Arizona, where we currently lease approximately 54,092 square feet of office, manufacturing and laboratory space. Further information regarding our Tucson facility is included in Item 2. Properties included elsewhere in this report, and details regarding our lease arrangement are included in Item 8, Note 19, Leases to the audited consolidated financial statements included elsewhere in this report.

We assemble the Accelerate Pheno system instrument and formulate, fill, and assemble the Accelerate PhenoTest BC kit in our facilities in Tucson, Arizona. The Accelerate Pheno system requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. We own the necessary production tooling and believe that we will be able to qualify secondary sources as needed to support future demand for the Accelerate Pheno system.

Raw Materials

We purchase many different types of raw materials, including plastics, glass, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing. We also audit relevant sources for compliance with conflict minerals requirements. However, many of our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno system. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. See “Risk Factors-Risks Related to Our Research and Development Activities-Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” for additional information.

Employees

We have 275 employees as of December 31, 2019. We have not entered into any collective bargaining agreements and consider our labor practices and employee relations to be good.

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

Item 1A. Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, in addition to the other information included or incorporated by reference in this Form 10-K, including our financial statements and the related notes. If any of the following risks materialize, our business, financial condition, results of operations or growth prospects could be materially adversely affected, and the value of an investment in our common stock may decline significantly.

Risks Related to Our Business and Strategy

We have limited revenues from our products and no assurance of future revenues.

We have received limited revenue from sales of the Accelerate Pheno system and the Accelerate PhenoTest BC kit. As a result, during the years ended December 31, 2019, 2018 and 2017, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of the Accelerate Pheno system, and there can be no assurance that we will be successful at the levels necessary to cover the costs of operations. If we are unsuccessful in generating sufficient revenues from the Accelerate Pheno system or any of our other products, we will likely continue to experience losses from operations and negative cash flow.

Until we received FDA approval to market the Accelerate Pheno system, we were a development-stage company and therefore incurred significant losses in prior years. While we are in the early years of commercializing the Accelerate Pheno system, we may continue to incur losses. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant costs in connection with the development and commercialization of our technology, and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. We have incurred significant losses in recent years and expect to incur losses in the future. Although our technology is now commercial, we expect that our selling, general and administrative expenses will generally increase due to the additional costs associated with establishing and expanding a dedicated sales force and other marketing efforts for the Accelerate Pheno system. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our product, future product development and our market penetration and margins. If we are unsuccessful in generating sufficient revenues from the Accelerate Pheno system, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits and complimentary products.

Our principal business strategy involves the successful commercialization of the Accelerate Pheno system, development of associated test kits and the future development and commercialization of complimentary products. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/ EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno system and Accelerate PhenoTest BC kit. We have and will continue to dedicate a significant amount of resources to market and sell the Accelerate Pheno system. Likewise, we plan to continue our investment in the development of additional test kits and the commercialization of the Accelerate Pheno system in the United States and other jurisdictions in which we intend to pursue marketing authorization. There can be no assurance that we will successfully commercialize the Accelerate Pheno system, any associated test kits, including the Accelerate PhenoTest BC kit, or further develop and commercialize complimentary products. We may be required to expend significantly more resources than planned in this process, and as a result we may have to cease investing in the Accelerate Pheno system or developing other products.

If we are not successful in the development of product improvements and additional test kits and commercialization of the Accelerate Pheno system, such failure could lead to impairment of certain of our intellectual property and may result in our ceasing operations.

Our efforts to educate hospitals on the benefits of the Accelerate Pheno system require significant resources, and we may experience reluctance from hospitals to purchase our products. If we fail to successfully commercialize the Accelerate Pheno system, we may never receive a return on the significant investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance we have made, and on further investments we intend to make, and may fail to generate revenue and gain economies of scale from such investments.

Furthermore, the potential market for the Accelerate Pheno system may not expand as we anticipate or may even decline based on numerous factors, including the introduction of superior alternative products or the development of new technologies. If we are unable to adequately expand the market for the Accelerate Pheno system, this failure would have a material adverse effect on our ability to execute on our business plan and ability to generate revenue.

We have limited experience in marketing and selling the Accelerate Pheno system.

We have limited experience marketing and selling the Accelerate Pheno system. We have established a sales force in the United States and some areas of Europe to market the Accelerate Pheno system directly to our target customers. We plan to continue to build and refine our sales force in the United States. In select geographies outside of the United States, we also use third-party distributors to market our product.

Our future sales will depend in large part on our ability to successfully establish an effective sales force and distributor network. Because we have limited experience in marketing and selling the Accelerate Pheno system, our ability to forecast demand, the infrastructure required to support such demand and the sales cycle of our potential customers is unproven.

Moreover, we do use third-party distribution partners for certain geographic areas outside of the United States, and there is no guarantee that we will be able to enter into such arrangements on favorable terms. Distributors may not commit the necessary resources to market and sell the Accelerate Pheno system effectively or may choose to favor marketing the products of our competitors. If distributors do not perform adequately, or if we are unable to enter into effective arrangements with distributors in particular geographic areas, we may not realize our full potential for sales and growth in these areas.

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

We are developing additional uses for the Accelerate Pheno system. Any failure or delay in launching new applications may compromise our ability to achieve our growth objectives.

We are developing additional uses for the Accelerate Pheno system, including the ability to test on additional specimen types (e.g., respiratory, urine, and intra-abdominal samples). We may have problems applying our technologies to additional specimen types, and our new applications may not be as effective in detection as our initial applications. We may also encounter difficulties obtaining regulatory approval for additional uses of the Accelerate Pheno system. Any failure or delay in launching new applications may compromise our ability to achieve our growth objectives.

The failure of the Accelerate Pheno system or any future diagnostic products to perform as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

Our success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in the Accelerate Pheno system. If we experience disruptions or other performance problems with the Accelerate Pheno system or any future diagnostic product, we could face warranty and liability claims against us and our reputation could suffer as a result of such failures. We cannot assure you that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. A recall, material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could cause us to incur significant costs, divert the attention of our key personnel or cause other significant customer relations problems.

In the past, we have experienced disappointing or negative publication results regarding the efficacy of our products. Such negative publicity could diminish our reputation and future sales of our products, which could have a material impact on our financial performance.

If treatment guidelines for bacterial infections change, or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for our product candidates.

If treatment guidelines for bacterial infections change, or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA or other regulatory clearance for our product candidates. If treatment guidelines change so that different treatments become desirable, the Accelerate Pheno system may no longer provide the information sought by physicians, and we could be required to seek marketing authorization from the FDA or other regulatory clearance for a revised product.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•	the expenses we incur for research and development required to maintain and improve our technology, including the continuing development of the Accelerate Pheno system;

•	the expenses we incur in connection with the development, marketing authorization and regulatory clearance of the use of the Accelerate Pheno system to test on additional specimen types;

•	the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property related costs, including litigation costs and the results of such litigation;

•	the expenses we incur in connection with commercialization activities, including product marketing, sales and distribution expenses;

•	the costs incurred to build manufacturing capabilities;

•	the expenses to implement our sales strategy;

•	the costs to attract and retain personnel with the skills required for effective operations; and

•	the costs associated with being a public company.

Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of the Accelerate Pheno system, as well as our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with the Accelerate Pheno system. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our cash levels.

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

Failure to comply with a variety of U.S. and international privacy laws to which we are subject could harm the Company.

Any failure by us or our vendor or other business partners to comply with federal, state or international privacy, data protection or security laws or regulations relating to the collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. A significant data privacy regulation is the General Data Protection Regulation which applies to the processing of personal information collected from individuals located in the European Union, and has created new compliance obligations and has significantly increased fines for noncompliance. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application.

We are dependent on our key employees. If we are unable to recruit, train and retain qualified personnel, we may not achieve our goals.

Because of the complex and technical nature of our products and the dynamic market in which we compete, our future success depends on our ability to recruit, train and retain key personnel, including our senior management, research and development, science and engineering, manufacturing and sales and marketing personnel. In particular, we are highly dependent on the management and business expertise of Jack Phillips, our President and Chief Executive Officer. We do not maintain key person life insurance for Mr. Phillips or any of our employees. Our industry is very competitive for qualified personnel. To the extent that the services of Mr. Phillips would be unavailable to us, we may be unable to employ another qualified person with the appropriate background and expertise to replace Mr. Phillips on terms suitable to us. Our growth depends, in particular, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems and pathogens at a technical level. In addition, we may need additional employees at our manufacturing facilities to meet demand for our products as we scale up our sales and marketing operations.

Our industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques.

The industry in which we compete is subject to rapid technological changes, and we face and expect to continue to face strong competition for our products. Many of our competitors and potential competitors may have substantially greater research and development, financial, manufacturing, customer support, sales and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. In addition, some of our competitors may, individually or together with companies affiliated with them, have greater human and scientific resources than we do.

Our competitors could develop new products or technologies that are more effective than the Accelerate Pheno system and any of our other products or product candidates. Additionally, we expect to face further competitive pressure resulting from the emergence of new ID or AST techniques or tests. For example, we are aware that some hospitals have begun using manual methods created through laboratory developed tests, which have been validated for internal hospital-specific use to deliver ID and AST results. Any of these newly developed products, technologies, and techniques may offer a better combination of price and performance than our products and systems. Our failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

We generate a portion of our future revenue internationally and are subject to various risks relating to our international activities which could adversely affect our operating results.

We market and sell the Accelerate Pheno system in other countries outside of the United States. In order to market our products in certain foreign jurisdictions, we, or our distributors or partners, must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical studies and commercial sales and distribution of our products. The approval procedure varies among countries and can involve additional testing. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all, which could harm our ability to expand into markets outside the United States. In addition, engaging in international business involves a number of other difficulties and risks, including:

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

We expect to continually expand our operations to support the commercialization of the Accelerate Pheno system and future products. We intend to continue to develop a targeted sales force in connection with our commercialization efforts in the United States and in other countries. Our growth has placed and will continue to place a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced.

We also plan to introduce additional test kits for use on the Accelerate Pheno system to enable its use with other sample types (e.g., blood, respiratory, urine, and intra-abdominal samples), and plan to invest in the development of additional instruments, tests and other microbiology solutions. If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand, we may not be able to continue to grow or we may grow at a slower pace than expected.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form10-K relating to the size and expected growth of our market, total available market, estimated test and placement volume and estimated pricing, may prove to be inaccurate, which may have negative consequences, such as overestimatation of our potential market opportunity. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

We are exposed to risks associated with long-lived assets that may become impaired and result in an impairment charge.

The carrying amounts of long-lived assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Property and equipment includes Accelerate Pheno systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development.

Adverse events or changes in circumstances may affect the estimated discounted future cash flows expected to be derived from long-lived assets. If at any time we determine that an impairment has occurred, we will be required to reflect the impaired value as a charge, resulting in a reduction in earnings, such impairment is identified and a corresponding reduction in our net asset value. In the future we may incur, impairment charges. A material reduction in earnings resulting from such a charge could cause us to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Risks related to our intellectual property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We own 18 issued U.S. patents and seven pending U.S. patent applications, including provisional and non-provisional filings. We also own 39 non-US patents and have five pending applications. We own 33 registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

The manufacture of components of the Accelerate Pheno system involves complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any manufacturing issues could require substantial time and resources. If we are unable to keep up with future demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue growth could be impaired and market acceptance of our product candidates could be adversely affected.

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

We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements. Our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno system. We may be unable to satisfy our forecast demand from existing suppliers for our products, or we may be unable to find alternative suppliers for key product components or ancillary items at reasonably comparable prices. If this occurs, we may be unable to manufacture our products and/or meet our customers’ needs in a timely manner or at all.

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

In determining the required quantities of our products and our manufacturing schedule, we will need to make significant judgments and estimates regarding factors such as market trends and any seasonality with respect to our sales. Because of the inherent nature of estimates, there could be significant differences between our estimates and the actual amounts of products that we require. This can result in shortages if we fail to anticipate demand, or excess inventory and write-offs if we order more than we need.

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

The manufacturing operations for the Accelerate Pheno system use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly to repair or replace and could require substantial lead time to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

We have made and intend to make significant additional investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.

The Accelerate Pheno system integrates several of our component products, systems and processes. We have dedicated significant resources on research and development activities, and we intend to spend significantly more on research and development activities. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the Accelerate Pheno system, particularly with respect to its use for additional specimen types. There can be no assurance that we will be able to obtain marketing authorization from the FDA of the Accelerate Pheno system for its use with additional specimen types. There can also be no assurance that we will be able to develop additional types of tests and instruments in the future.

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

Failure to comply with applicable requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our contract manufacturers to take satisfactory corrective action in response to an adverse inspection, can result in, among other things:

•	administrative or judicially imposed sanctions;

•	injunctions or the imposition of civil penalties;

•	recall or seizure of our products;

•	reportable events;

•	total or partial suspension of production or distribution;

•	withdrawal or suspension of marketing clearances or approvals;

•	clinical holds;

•	warning letters;

•	refusal to permit the import or export of our products;

•	criminal prosecution; and

•	exclusion or debarment from participation in federal health care programs such as Medicare and Medicaid.

Any of these actions, in combination or alone, could prevent us from marketing, distributing and selling our products.

In addition, we have developed, configured and we intend to market our products to meet customer needs created by these various regulations. Any significant change in these regulations could reduce demand for our products. Governmental agencies may also impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise adversely impact our ability to market our products. If materials used in our products become unavailable because of new governmental regulations, substitute materials may be less effective and may require significant cost to incorporate in our product.

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

For example, the ACA requires CMS to reduce payments to hospitals reimbursed under Medicare’s Inpatient Prospective Payment System (“IPPS”) that have excess readmissions. This and other applicable requirements set forth under the ACA and its current and future implementing regulations may significantly increase our costs, and/or reduce our customer’s ability to obtain adequate reimbursement for tests performed with our products, which could adversely affect our business and financial condition. In addition to direct impacts from reimbursement cuts, sales of our products could be negatively impacted if reimbursement cuts reduce microbiology budgets. While the ACA is intended to expand health insurance coverage to uninsured persons in the United States, other elements of this legislation that are still being developed and refined, such as Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, make it difficult to determine the overall impact on sales of our products. In addition to uncertainty regarding the impact of implementation of the ACA, there are some continued legal challenges to the ACA that, if successful, could call into question the legitimacy of the ACA and its future applicability. Further, the current White House administration has at times threatened to challenge or repeal the ACA, although the scope and timing of any legislation to repeal, amend, replace or reform the ACA is uncertain.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect of any future legislation or regulation will have on our industry generally, our ability to successfully commercialize the Accelerate Pheno system, and our overall business operations. Continued changes in healthcare policy could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. For example, any expansion in the government’s regulation of the United States healthcare system could result in decreased profits to us, lower reimbursements to our customers for laboratory testing or reduced medical procedure volumes.

The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of our products.

Our products, including the Accelerate Pheno system, are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require approval of a premarket approval application (“PMA”) or clearance of a 510(k) notification from the FDA prior to marketing. The FDA has committed to review most 510(k) decisions within 90 days, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and clearance is never assured. The PMA process is much more costly, lengthy and uncertain. The FDA has committed to review most PMAs within 180 days where an advisory panel is not required and within 320 days where an advisory panel is required, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and approval is never assured. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose, because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that the FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions.

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

Our manufacturing facility located in Tucson, Arizona, where we assemble and produce the Accelerate Pheno system, is subject to periodic regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, this facility is subject to Quality System Regulations (“QSR”) of the FDA and is subject to annual inspection and licensing by the State of Arizona. If we fail to maintain this facility in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion.

Sales of our diagnostic product candidates outside the United States are subject to foreign regulatory requirements governing clinical studies, vigilance reporting, marketing approval, manufacturing, product licensing, pricing and reimbursement. These regulatory requirements vary greatly from country to country. As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA marketing authorization from the FDA, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all. Marketing authorization from the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure clearance or approval by regulatory authorities in other countries or by the FDA. Foreign regulatory authorities could require additional testing. For example, we are currently seeking regulatory approval in China for our Accelerate Pheno system. Failure to comply with foreign regulatory requirements, or to obtain required clearances or approvals, could impair our ability to commercialize our diagnostic product candidates outside of the United States.

Global health crises, such as currently being experienced in some geographies with Coronavirus, may divert regulatory resources and attention away from approval processes for our products. This could materially lengthen the regulatory approval process of new products, which would delay expected commercialization of such new products.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Factors that may contribute to volatility in the price of our common stock include, but are not limited to: (i) low trading volume currently prevailing in the market for our shares; (ii) concentration of our stock with one individual large shareholder who could decide to materially reduce his position; and (iii) the substantial current short interest in our stock. The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2019, the sale price for our common stock ranged from $11.76 to $23.92 per share, and during the year ended December 31, 2018, the sale price for our common stock ranged from $10.42 to $29.90 per share. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The short interest in our common stock is high, which may lead to further volatility in our stock price.

As of December 31, 2019, the number of shares of our common stock shorted was high as compared to the number of shares in the public float. A significant concentration of short interest can be a contributing factor resulting in high volatility in our stock price and volume fluctuations.

The ownership of our common stock is highly concentrated.

As of December 31, 2019, our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 47% of our outstanding capital stock, including 28% beneficially owned, directly or indirectly, by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock. In late 2018 and into 2019 major shareholders of Accelerate were encouraged to hold their shares in certificate form.

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

We have primarily relied upon capital from the sale of our securities to fund our operations. Although we have now commercialized the Accelerate Pheno system in the United States, Europe, and certain other regions, there can be no assurance that our commercialization efforts will be successful or that we will not continue to incur operating losses. If capital requirements vary materially from those currently forecast by management, we may require additional capital sooner than expected. We may also require additional capital in the future to expand our product offerings, expand our sales and marketing infrastructure, increase our manufacturing capacity, fund our operations, and continue our research and development activities. Our future funding requirements will depend on many factors, including:

•	our ability to obtain marketing authorization from the FDA or clearance from the FDA to market our product candidates;

•	market acceptance of our product candidates, if cleared;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the cost of our research and development activities;

•	the ability of healthcare providers to obtain coverage and adequate reimbursement by third-party payers for procedures using our products;

•	the cost and timing of marketing authorization or regulatory clearances;

•	the cost of goods associated with our product candidates;

•	the cost of customer disruptions due to supply disruptions;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and reference laboratory space is located in Tucson, Arizona, and we have other offices in Europe. As of December 31, 2019 and 2018, we leased approximately 55,970 and 55,715 square feet of office/ laboratory and manufacturing space, respectively. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. See Item 8, Note 19, Leases for additional details regarding the leases.

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

Performance Graph

The following Performance Graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index (XCMP) and the NASDAQ Biotechnology index (XNBI). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2014 and its relative performance is tracked through December 31, 2019. The Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

	Dec-14	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19
Accelerate Diagnostics, Inc.	100.00	111.99	108.13	136.53	59.93	88.07
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
NASDAQ Biotechnology	100.00	111.77	87.91	106.92	97.45	121.91

* $100 invested on 12/31/2014 in stock or index, including reinvestment of dividends.

Holders

As of February 24, 2020, we had approximately 136 record owners of our Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2019:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	10,146,894	$12.26	2,796,543
Equity compensation plans not approved by security holders	—	—	—
Total	10,146,894	$12.26	2,796,543

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements for the years ended December 31, 2015, through 2019. The information below is not necessarily indicative of the results of future operations, and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes thereto included in Item 8, Financial Statements and Supplementary Data in order to fully understand factors that may affect the comparability of the information presented below.

The following presents selected consolidated statement of operations and comprehensive loss financial data for the years ended December 31 (in thousands):

Selected Consolidated Financial Data (in thousands except per share data)
	2019	2018	2017	2016	2015
Net sales	$9,297	$5,670	$4,177	$246	$147
Loss from operations	(72,831)	(80,369)	(64,184)	(66,501)	(45,549)
Net loss	(84,305)	(88,326)	(64,028)	(66,374)	(45,498)
Basic and diluted loss per share (1)	(1.55)	(1.62)	(1.18)	(1.29)	(1.01)
Cash dividends	—	—	—	—	—

The following presents selected consolidated balance sheet financial data at December 31 (in thousands):

	2019	2018	2017	2016	2015
Total assets	$134,424	$185,265	$125,512	$82,852	$139,324
Other long term liabilities (2)	3,598	53	21	—	—
Long term debt	130,043	120,074	—	—	—

(1) In 2018 shares purchased under the Prepaid Forward are not outstanding for purposes of the calculation of basic and diluted earnings per share.

(2) Tables include the impact of the adoption of the new lease accounting standard in 2019. Prior periods have not been revised. Further information is provided in Item 8, Note 2, Summary of Significant Accounting Policies.

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

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2019, 2018 and 2017

	December 31,				December 31,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Net sales	$9,297	$5,670	$3,627	64%	$5,670	$4,177	$1,493	36%

For the years ended December 31, 2019 and 2018, total revenues increased compared to the previous year, due to an increase in sales of Accelerate Pheno systems and Accelerate PhenoTest BC kits. The FDA granted Accelerate’s de novo request to market the Accelerate Pheno system and Accelerate PhenoTest BC kit on February 23, 2017.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Cost of sales	$4,897	$3,187	$1,710	54%	$3,187	$1,002	$2,185	218%
Gross profit	$4,400	$2,483	$1,917	77%	$2,483	$3,175	$(692)	(22)%

During the year ended December 31, 2019, cost of sales and gross profit increased as a result of an increase in sales of Accelerate Pheno systems and Accelerate PhenoTest BC kits compared to the year ended December 31, 2018. This increase was primarily driven by an increase in Accelerate PhenoTest BC kits sales.

During the year ended December 31, 2018, cost of sales increased as a result of an increase in sales of Accelerate Pheno systems and Accelerate PhenoTest BC kits compared to the year ended December 31, 2017. Cost of sales increased at a faster rate than the rate of increase in sales due to increased costs arising from investments in service and manufacturing capacity ahead of production demand.

Inventory without a cost basis was sold to customers for the years ended December 31, 2019, 2018 and 2017. Pre-launch inventory previously not capitalized and expensed for the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $0.4 million and $0.9 million, respectively.

Cost of sales include non-cash equity-based compensation of $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in sales of Accelerate Pheno systems and Accelerate PhenoTest BC kits. Non-cash equity-based compensation cost is a component of manufacturing overhead. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to customer or depreciation on revenue generating instruments. Cost of sales also includes non-cash equity-based compensation of service overhead when supporting revenue generating instruments.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Research and development	$25,345	$27,638	$(2,293)	(8)%	$27,638	$22,301	$5,337	24%

Research and development expenses for the year ended December 31, 2019 decreased as compared to the year ended December 31, 2018. The decrease was primarily the result of decreases in employee non-cash equity-based compensation and employee related expenses, decreases in purchases of engineering supplies to support research and development and decreases in depreciation expense.

Research and development expenses for the year ended December 31, 2018 increased as compared to the year ended December 31, 2017. The increase was due to continued investment in clinical outcomes studies.

Research and development expenses include non-cash equity-based compensation of $4.1 million, $4.8 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease of expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily the result of equity-based stock options becoming fully vested during the period, and new equity-based stock option grants having a lower average fair value per share. The increase of expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily driven by increases in the number of employees and equity-based stock option grants for the period. During the year ended December 31, 2018, the Company also granted performance based options to certain employees, some of which vested and were expensed.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Sales, general and administrative	$51,886	$55,214	$(3,328)	(6)%	$55,214	$45,058	$10,156	23%

Sales, general and administrative expenses for the year ended December 31, 2019 decreased as compared to the year ended December 31, 2018. The decrease was primarily the result of a decrease in employee non-cash equity-based compensation, along with a reduction in expenditures with third-party vendors.

Sales, general and administrative expenses for the year ended December 31, 2018 increased as compared to the year ended December 31, 2017. The increase was primarily the result of increases in direct sales headcount, and employee related expenses, as we continued to ramp up our sales and marketing operations globally each year.

Sales, general and administrative expenses include non-cash equity-based compensation of $8.2 million, $9.5 million and $10.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The decrease of expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily the result of new equity-based stock option grants having a lower average fair value per share, and an increase in forfeitures which offset expenses. Non-cash equity-based compensation decreased for the year ended December 31, 2018 as compared for the year ended December 31, 2017 due to an increase in stock option forfeitures, which offset expenses.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Loss from operations	$(72,831)	$(80,369)	$7,538	(9)%	$(80,369)	$(64,184)	$(16,185)	25%

During the year ended December 31, 2019, our loss from operations decreased compared to the year ended December 31, 2018. The decrease was primarily the result of a decrease in non-cash equity-based compensation, a decrease in research and development expenses, a decrease in sales, general and administrative expense and increased sales as described above. This loss and further losses are anticipated and are the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

During the year ended December 31, 2018, our loss from operations increased compared to the year ended December 31, 2017. The increase was primarily the result of our continued investments in research and development, sales and marketing, and increased employee headcount, along with other factors, partially offset by an increase in sales of Accelerate Pheno systems and Accelerate PhenoTest BC kits in 2018 compared to 2017.

Loss from operations includes non-cash equity-based compensation expense of $12.6 million, $14.4 million and $13.9 million for the years ended December 31, 2019, 2018 and 2017.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Total other income (expense), net	$(11,585)	$(7,746)	$(3,839)	50%	$(7,746)	$649	$(8,395)	(1,294)%

Other expenses for the years ended December 31, 2019 and 2018 increased compared to the previous year. The increases were primarily the result of increased interest expense partially offset by investment income. In 2018 the Company started incurring interest expense in connection with our convertible notes. For the years ended December 31, 2019 and 2018, the Company incurred interest expense of $14.3 million and $10.1 million, respectively. These amounts were partially offset by investment income of $2.8 million for the years ended December 31, 2019 and 2018.

The Company had other expenses during the year ended December 31, 2018 compared to other income for the year ended December 31, 2017. This change was the result of to the Company starting to incur interest expense in connection with our convertible notes in 2018. Other income for the year ended December 31, 2017 was $0.6 million, which was comprised of investment income of $0.9 million offset by other expenses.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2019	2018	$ Change	% Change	2018	2017	$ Change	% Change
Benefit (provision) for income taxes	$111	$(211)	$322	(153)%	$(211)	$(493)	$282	(57)%

For the year ended December 31, 2019, the Company recorded a benefit for income taxes of $0.1 million as the Company was due an income tax refund in connection with restructuring a transfer pricing agreement of a foreign subsidiary. For the years ended December 31, 2018 and 2017 the Company recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of our common stock and the issuance of the Notes. As of December 31, 2019, the Company had $108.5 million in cash and cash equivalents and available-for-sale securities, a decrease of $58.0 million from $166.5 million at December 31, 2018. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to Lease Agreements. The future lease obligations under the Lease Agreements are included in Item 8, Note 19, Leases.

As of December 31, 2019, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

Our primary use of capital has been for the commercialization and development of the Accelerate Pheno system. We believe our capital requirements will continue to be met with our existing cash balance and those provided under revenue, grants, exercises of stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Summary of Cash Flows

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31 (in thousands):

Cash Flow Summary (in thousands)
	2019	2018	2017
Net cash used in operating activities	$(64,794)	$(67,756)	$(55,746)
Net cash provided by (used in) investing activities	52,811	(20,138)	(25,728)
Net cash provided by financing activities	6,823	125,771	90,427

Cash flows from operating activities

The net cash used in operating activities was $64.8 million, $67.8 million and $55.7 million during the years ended December 31, 2019, 2018 and 2017, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development, sales and marketing, along with other factors.

A decrease in our net loss for the year ended December 31, 2019 offset by changes in working capital resulted in a decrease in cash used in operating activities compared to the year ended December 31, 2018.

An increase in our net loss for the year ended December 31, 2018 offset by changes in working capital resulted in an increase in cash used in operating activities compared to the year ended December 31, 2017.

Cash flows from investing activities

The net cash provided by investing activities was $52.8 million for year ended December 31, 2019. The Company had maturities and proceeds of marketable securities of $88.9 million and $14.5 million, respectively, which were offset in part by purchases of marketable securities of $50.2 million.

The net cash used in investing activities was $20.1 million for year ended December 31, 2018. The Company purchased marketable securities of $120.6 million, offset in part by maturities of marketable securities of $98.4 million. The Company had an increase in marketable securities purchases during the year ended December 31, 2018 in connection with investing the proceeds from the Company's convertible notes offering.

The net cash used in investing activities was $25.7 million for year ended December 31, 2017. The Company purchased marketable securities of $82.3 million, offset in part by maturities of marketable securities of $48.0 million. In 2017, proceeds received from a public offering were used to purchase marketable securities and fund operations.

Cash flows from financing activities

The net cash provided by financing activities was $6.8 million for the year ended December 31, 2019, and was primarily comprised of proceeds from exercises of options and the issuance of common stock to an entity affiliated with the Company's Chief Operating Officer.

The net cash provided by financing activities was $125.8 million during the year ended December 31, 2018. This was primarily from proceeds received from the Notes offering during 2018, partially offset by the prepayment of a forward stock repurchase and debt issuance costs as described in Item 8, Note 11, Convertible Notes.

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

In connection with the offering, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of shares of our common stock underlying the Prepaid Forward is approximately 1,858,500 shares (based on the sale price of $24.25). The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to us the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to us. Net proceeds, less issuance cost from the offering of approximately $121.4 million, is being used for general corporate purposes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Item 8, Note 18, Commitments and Contingencies that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Item 2, Properties and Item 8, Note 19, Leases. The Company has entered into Convertible Senior Notes as described in Item 8, Note 11, Convertible Notes. The future expected payment obligations under our agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Obligations	Total	2020	2021	2022	2023	2024
Operating Lease Obligations	$4,352	$698	$752	$879	$968	$1,055
Convertible Notes	171,500	—	—	—	171,500	—
Total	$175,852	$698	$752	$879	$172,468	$1,055

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

Instruments Classified as Property and Equipment

Property and equipment includes Accelerate Pheno systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Depreciation expense for instruments used for sales demonstrations is recorded as a component of sales, general and administrative expense. Depreciation expense for instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of sales. Depreciation expense for instruments used in our laboratory and research is recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years. Losses from the retirement of returned instruments are included in costs and expenses.

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments.

During 2019, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2019 and 2018.

See Note 8, Property and Equipment, for further information and related disclosures.

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

The equity component is treated as a discount on the liability component of the Notes, which is amortized over the term of the Notes using the effective interest rate method. Debt issuance costs related to the Notes are allocated to the liability and equity components of the Notes based on their relative values. Debt issuance costs allocated to the liability component are amortized over the life of the Notes as additional non-cash interest expense. Transaction costs allocated to equity are netted with the equity component of the convertible debt instrument in stockholders’ equity.

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

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Invoices are generally issued when revenue is recognized. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2019.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of adoption of ASC 842 and as of December 31, 2019, the Company was not party to finance lease arrangements.

Our leases consist primarily of leased office, factory, and laboratory space in the United States and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, that amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers.

Net investment in sales-type leases are included within our consolidated balance sheets as a component of other current assets and other non-current assets, which include the present value of lease payments not yet received and the present value of the residual asset, which are determined using the information available at commencement, including the lease term, estimated useful life, rate implicit in the lease, and expected fair value of the instrument.

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

Item 7A. Quantitative and Qualitative Disclosures

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.3 million for the year ended December 31, 2019 and $0.5 million for the year ended December 31, 2018.

Although the Notes are based on a fixed rate, changes in interest rates could impact the fair market value of the Notes. As of December 31, 2019, the fair market value of the Notes was $133.8 million.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flow for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Instruments Classified as Property and Equipment Valuation

Description of the Matter

Instruments installed at customer sites under rental agreements are classified as property and equipment and totaled $7.5 million as of December 31, 2019. As explained in Note 2 to the consolidated financial statements, the Company evaluates the recoverability of the carrying amount of these instruments at least annually.

Auditing management's estimate of the recoverability of the carrying value of instruments classified as property and equipment by reference to the Company’s forecasted ability to use such instruments to generate future revenues involved subjective auditor judgment. This is due to the variability in length of time from placement of an instrument at a customer site to when the instrument either begins to generate revenue or is returned to the Company and the increase in instruments placed under rental arrangements during the year ended December 31, 2019 which are not yet generating revenue.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company's internal estimates of the recoverability of the carrying value of the Company’s instruments classified as property and equipment, including management’s controls over the completeness and accuracy of the data and underlying assumptions used in the analysis, such as the Company’s rate of returned instruments assumptions and forecasted ability to resell or repurpose used instruments.

Our substantive audit procedures included, among others, evaluating the significant assumptions used in management’s recoverability analysis, in addition to assessing the completeness and accuracy of the underlying data used. We compared the carrying value of instruments in property and equipment to management’s recoverability analysis and tested key assumptions including the Company’s rate of returned instruments assumption and the Company’s forecasted ability to resell or repurpose used instruments. Our procedures over these assumptions included comparing the rate of returned instruments assumption to historical return rates, testing the accuracy of historical return rates, testing the accuracy of instruments currently under contract to be installed at customer sites in the future, and performing a sensitivity analysis to evaluate the impact of changes in these significant assumptions to the valuation of these instruments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.
Phoenix, Arizona
February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Accelerate Diagnostics, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Accelerate Diagnostics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, and the related notes of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona
February 27, 2020

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$61,014	$66,260
Investments	47,437	100,218
Trade accounts receivable	3,222	1,860
Inventory	8,059	7,746
Prepaid expenses	955	980
Other current assets	1,165	576
Total current assets	121,852	177,640
Property and equipment, net	7,905	7,303
Right of use assets	3,917	—
Other non-current assets	750	322
Total assets	$134,424	$185,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,351	$1,322
Accrued liabilities	3,828	4,962
Accrued interest	1,262	1,262
Deferred revenue	271	217
Current operating lease liability	450	—
Total current liabilities	8,162	7,763
Non-current operating lease liability	3,579	—
Other non-current liabilities	19	53
Convertible notes	130,043	120,074
Total liabilities	141,803	127,890

Commitments and contingencies

Stockholders' equity (deficit):
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 54,708,792 shares issued and outstanding on December 31, 2019 and 75,000,000 common shares authorized with 54,231,876 shares issued and outstanding on December 31, 2018	55	54
Contributed capital	452,344	432,885
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(414,653)	(330,348)
Accumulated other comprehensive loss	(58)	(149)
Total stockholders' equity (deficit)	(7,379)	57,375
Total liabilities and stockholders' equity (deficit)	$134,424	$185,265
See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$9,297	$5,670	$4,177

Cost of sales	4,897	3,187	1,002
Gross profit	4,400	2,483	3,175

Costs and expenses:
Research and development	25,345	27,638	22,301
Sales, general and administrative	51,886	55,214	45,058
Total costs and expenses	77,231	82,852	67,359

Loss from operations	(72,831)	(80,369)	(64,184)

Other income (expense):
Interest expense	(14,256)	(10,113)	—
Foreign currency exchange loss	(124)	(450)	(75)
Interest and dividend income	2,809	2,845	908
Other expense, net	(14)	(28)	(184)
Total other income (expense), net	(11,585)	(7,746)	649

Net loss before income taxes	(84,416)	(88,115)	(63,535)
Benefit (provision) for income taxes	111	(211)	(493)
Net loss	$(84,305)	$(88,326)	$(64,028)

Basic and diluted net loss per share	$(1.55)	$(1.62)	$(1.18)
Weighted average shares outstanding	54,506	54,494	54,073

Other comprehensive loss:
Net loss	$(84,305)	$(88,326)	$(64,028)
Net unrealized gain (loss) on available-for-sale investments	193	23	(117)
Foreign currency translation adjustment	(102)	(172)	321
Comprehensive loss	$(84,214)	$(88,475)	$(63,824)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2017	51,516	$52	$255,257	$(177,289)	$—	$(204)	$77,816
Net loss	—	—	—	(64,028)	—	—	(64,028)
Issuance of common stock	3,085	3	83,221	—	—	—	83,224
Exercise of options and warrants	1,045	1	6,605	—	—	—	6,606
Issuance of common stock under employee purchase plan	28	—	597	—	—	—	597
Unrealized loss on available-for-sale securities	—	—	—	—	—	(117)	(117)
Foreign currency translation adjustment	—	—	—	—	—	321	321
Cumulative impact of accounting change	—	—	—	(655)	—	—	(655)
Equity-based compensation	—	—	14,940	—	—	—	14,940
Balances, December 31, 2017	55,674	56	360,620	(241,972)	—	—	118,704
Net loss	—	—	—	(88,326)	—	—	(88,326)
Exercise of options and restricted stock awards issued	382	—	3,749	—	—	—	3,749
Issuance of common stock under employee purchase plan	35	—	583	—	—	—	583
Unrealized gain on available-for-sale securities	—	—	—	—	—	23	23
Foreign currency translation adjustment	—	—	—	—	—	(172)	(172)
Repurchase of common stock under Prepaid Forward contract	(1,859)	(2)	—	—	(45,067)	—	(45,069)
Issuance of convertible note	—	—	53,283	—	—	—	53,283
Cumulative impact of accounting change	—	—	—	(50)	—	—	(50)
Equity-based compensation	—	—	14,650	—	—	—	14,650
Balances, December 31, 2018	54,232	54	432,885	(330,348)	(45,067)	(149)	57,375
Net loss	—	—	—	(84,305)	—	—	(84,305)
Issuance of common stock	56	—	1,000	—	—	—	1,000
Exercise of options and restricted stock awards issued	396	1	5,364	—	—	—	5,365
Issuance of common stock under employee purchase plan	25	—	458	—	—	—	458
Unrealized gain on available-for-sale securities	—	—	—	—	—	193	193
Foreign currency translation adjustment	—	—	—	—	—	(102)	(102)
Equity-based compensation	—	—	12,637	—	—	—	12,637
Balances, December 31, 2019	54,709	$55	$452,344	$(414,653)	$(45,067)	$(58)	$(7,379)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(84,305)	$(88,326)	$(64,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,602	2,561	2,196
Amortization of investment discount	(427)	(621)	326
Equity-based compensation expense	12,618	14,422	13,933
Amortization of debt discount and issuance costs	9,969	6,849	—
Loss on disposal of property and equipment	837	678	240
(Increase) decrease in assets:
Accounts receivable	(1,362)	86	(1,912)
Inventory	(3,655)	(4,223)	(7,759)
Prepaid expense and other assets	(752)	(250)	(459)
Increase (decrease) in liabilities:
Accounts payable	988	(748)	1,064
Accrued liabilities	(1,327)	1,426	596
Accrued interest	—	1,262	—
Deferred revenue and income	54	(904)	36
Deferred compensation	(34)	32	21
Net cash used in operating activities	(64,794)	(67,756)	(55,746)
Cash flows from investing activities:
Purchases of equipment	(330)	(998)	(2,966)
Purchase of marketable securities	(50,226)	(120,556)	(82,333)
Proceeds from sales of marketable securities	14,500	3,000	11,522
Maturities of marketable securities	88,867	98,416	48,049
Net cash provided by (used in) investing activities	52,811	(20,138)	(25,728)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,458	583	83,821
Proceeds from exercise of options and warrants	5,365	3,749	6,606
Proceeds from issuance of convertible note	—	171,500	—
Prepayment of forward stock repurchase transaction	—	(45,069)	—
Payment of debt issuance costs	—	(4,992)	—
Net cash provided by financing activities	6,823	125,771	90,427

Effect of exchange rate on cash	(86)	(130)	316

Increase (decrease) in cash and cash equivalents	(5,246)	37,747	9,269
Cash and cash equivalents, beginning of period	66,260	28,513	19,244
Cash and cash equivalents, end of period	$61,014	$66,260	$28,513

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Non-cash investing activities:
Transfer of instruments from inventory to property and equipment	$3,361	$4,767	$—
Supplemental cash flow information:
Interest paid	$4,288	$2,001	$—
Income taxes paid, net of refunds	$41	$651	$—

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders’ equity (deficit) or cash flows.

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

Investments

The Company invests in various investments which are primarily held in the custody of major financial institutions. Investments consist of certificates of deposit, U.S. government and agency securities, commercial paper, asset-backed securities, and corporate notes and bonds. Management classifies its investments as available-for-sale investments and records these investments in the consolidated balance sheet at fair value. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. Unrealized gains or losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity (deficit). The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are recorded net of an allowance for doubtful accounts. Receivables are written off if reasonable collection efforts prove unsuccessful. The Company provides for allowances on a specific account basis by recording charges to bad debt expense reported in sales, general, and administrative expenses. No allowance was recorded at December 31, 2019 and 2018.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in costs and expenses. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from one to seven years . Leasehold improvements are depreciated over the remaining life of the lease or the life of the asset, whichever is less.

Instruments Classified as Property and Equipment

Property and equipment includes Accelerate Pheno systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Depreciation expense for instruments used for sales demonstrations is recorded as a component of sales, general and administrative expense. Depreciation expense for instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of sales. Depreciation expense for instruments used in our laboratory and research is recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years. Losses from the retirement of returned instruments are included in costs and expenses.

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments.

During 2019, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2019 and 2018.

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

Warranty Reserve

Instruments are typically sold with a one year limited warranty, while kits and accessories are typically sold with a sixty days limited warranty. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The cost incurred for these provisions is included in cost of sales on the consolidated statements of operations and comprehensive loss.

Product warranty reserve activity for the years ended December 31 is as follows (in thousands):

	2019	2018	2017
Beginning balance	$215	$192	$1
Provisions	411	420	331
Warranty cost incurred	(223)	(397)	(140)
	$403	$215	$192

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

The equity component is treated as a discount on the liability component of the Notes, which is amortized over the term of the Notes using the effective interest rate method. Debt issuance costs related to the Notes are allocated to the liability and equity components of the Notes based on their relative values. Debt issuance costs allocated to the liability component are amortized over the life of the Notes as additional non-cash interest expense. Transaction costs allocated to equity are netted with the equity component of the convertible debt instrument in stockholders’ equity (deficit).

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

Product revenue is derived from the sale or rental of our instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Invoices are generally issued when revenue is recognized. Our payment terms vary by the type and location of our customer and the products or services offered. The term between invoicing and when payment is due is not significant.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2019.

Cost of Sales

Cost of sales includes cost of materials, direct labor, equity-based compensation, facility and other manufacturing overhead costs for consumable tests and instruments sold to customers. Cost of sales for instruments also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement. Cost of sales includes repair and maintenance cost for instruments covered by a service agreement or instruments covered by a reagent rental agreement. Cost of sales also includes warranty related costs.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss. Most such billable shipping and handling costs are incurred in connection with consumable test kits. Unlike test kits, for instruments the Company typically pays for shipping and handling.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of adoption of ASC 842 and as of December 31, 2019, the Company was not party to finance lease arrangements.

Our leases consist primarily of leased office, factory, and laboratory space in the United States and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, that amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers.

Net investment in sales-type leases are included within our consolidated balance sheets as a component of other current assets and other non-current assets, which include the present value of lease payments not yet received and the present value of the residual asset, which are determined using the information available at commencement, including the lease term, estimated useful life, rate implicit in the lease, and expected fair value of the instrument.

See Note 19, Leases for further information.

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

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the consolidated statements of stockholders’ equity (deficit).

The Company has assets and liabilities, including receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency exchange gain and loss, within the consolidated statement of operations and comprehensive loss.

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested RSUs. Potentially dilutive common shares would also include common shares that would have been outstanding if notes convertible at the balance sheet date were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

See Note 15, Loss Per Share, for further information.

Comprehensive Loss

In addition to net loss, comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company holds investments classified as available-for-sale securities and records the change in fair market value as a component of comprehensive loss. The Company also has adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars which is included as a component of comprehensive loss.

Recent Accounting Pronouncements

Standards that were adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases, which together with subsequent amendments is included in ASC 842. ASC 842 requires a lessee to recognize a liability to make lease payments and an asset with respect to its right to use the underlying asset for the lease term. ASC 842 also addresses accounting and reporting by lessors, which is not significantly different from accounting and reporting under the prior standard, and further provides for qualitative and quantitative disclosures. We adopted ASC 842 on January 1, 2019 using the optional transition method allowed by ASU 2018-11. This optional transition method allowed the Company to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. For contracts where we are the lessee, we recorded lease liabilities and right of use assets for contracts in effect on January 1, 2019 based on the facts and circumstances as of that date. The Company elected not to reassess whether any expired or existing contracts are or contain leases, not to reassess the lease classification for any expired or existing leases, not to reassess initial direct costs for any existing leases, and not to separate the lease components from the non-lease components for all classes of underlying assets. No cumulative-effect adjustment was recorded to the opening balance of retained earnings. We recognized right of use assets and lessee lease liabilities of $0.6 million with respect to operating leases where we are the lessee on January 1, 2019.

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

In March 2017, the FASB issued ASU 2017-08, Receivable - Nonrefundable Fees and Other Costs (Topic 310-20); Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendment requires premiums to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2017-08 on January 1, 2019, which had no impact to our consolidated financial statements.

Standards not yet adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes. ASU 2019-12 reduces complexity in the accounting standard. This ASU is effective for us on January 1, 2021, with early adoption permitted. We are currently assessing the impact this will have on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removes, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. Level 3 fair value measurement disclosures should be applied prospectively while all other amendments should be applied retrospectively. This ASU is effective for us on January 1, 2020, with early adoption permitted. The Company does not expect the guidance to have a material impact on our consolidated financial statements, as the Company did not carry Level 3 fair value items at December 31, 2019, and has not historically had transfers between levels.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. In November 2018, ASU 2018-19 was issued which amended the standard to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU 2019-04, 2019-05, 2019-10 and ASU 2019-11 to provide additional guidance on the credit losses standard. ASU 2016-13 amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Currently, an “incurred loss” methodology is used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. The amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities will be recorded in the current period net income. This ASU is effective for us on January 1, 2020, with early adoption permitted. The Company has identified available for sale debt securities, trade receivables, and investment in leases within the scope of ASU 2016-13. The Company is currently evaluating the impact of trade receivables and investments in leases at January 1, 2020, and believes the impact on available for sale debt securities will not have a material impact on the Company's consolidated financial statements at January 1, 2020.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of December 31, 2019, two of the Company's financial institutions held 73% and 18% of the Company’s cash and cash equivalents, respectively. As of December 31, 2018, two of the Company's financial institutions held 46% and 43% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 11% of the Company’s net accounts receivable balance as of December 31, 2019, and one customer that accounted for 10% of the Company's net accounts receivable balance as of December 31, 2018.

Customers who represented 10% or more of the Company’s total revenue consisted of the following at December 31:

	2019	2018	2017
Customer A	*	*	18%
Customer B	*	*	13%

* Less than 10% for the period indicated

NOTE 4. FDA CLEARANCE

On January 1, 2017, the regulatory review process had progressed to a point that objective and persuasive evidence of approval was sufficiently probable and a future economic benefit existed. Inventory produced after that date has been capitalized, and before that date has been expensed. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted Accelerate’s de novo request to market the Accelerate Pheno system and Accelerate PhenoTest BC kit for identification and antibiotic susceptibility testing of pathogens directly from positive blood culture samples.

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31 (see Note 2, Summary of Significant Accounting Policies for further information):

	2019
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$43,745	$—	$—	$43,745
Commercial paper	—	1,993	—	1,993
Corporate notes and bonds	—	1,006	—	1,006
Total cash and cash equivalents	$43,745	$2,999	$—	$46,744
Investments:
Certificates of deposit	—	5,663	—	5,663
US Treasury securities	12,579	—	—	12,579
US Agency securities	—	3,998	—	3,998
Commercial paper	—	2,491	—	2,491
Corporate notes and bonds	—	22,706	—	22,706
Total investments	12,579	34,858	—	47,437
Total assets measured at fair value	$56,324	$37,857	$—	$94,181

	2018
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$38,444	$—	$—	$38,444
Commercial paper	—	1,493	—	1,493
Total cash and cash equivalents	$38,444	$1,493	$—	$39,937
Investments:
Certificates of deposit	—	10,787	—	10,787
US Treasury securities	22,120	—	—	22,120
US Agency securities	—	7,980	—	7,980
Commercial paper	—	17,025	—	17,025
Asset-backed securities	—	11,998	—	11,998
Corporate notes and bonds	—	30,308	—	30,308
Total investments	22,120	78,098	—	100,218
Total assets measured at fair value	$60,564	$79,591	$—	$140,155

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the year ended December 31, 2019.

On March 27, 2018, the Company issued $150 million aggregate principal amount of 2.50% Convertible Senior Notes due 2023 (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million, as described in Note 11, Convertible Notes. As of December 31, 2019 and 2018, the calculated fair value of the Notes were $133.8 million and $121.4 million, respectively. The Notes are highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.

For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

NOTE 6. INVESTMENTS

The following tables summarize the Company’s available-for-sale investments at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS
2019
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,646	$17	$—	$5,663
US Treasury securities	12,564	16	(1)	12,579
US Agency securities	4,002	—	(4)	3,998
Commercial paper	2,492	—	(1)	2,491
Corporate notes and bonds	22,711	6	(11)	22,706
Total	$47,415	$39	$(17)	$47,437

AVAILABLE-FOR-SALE INVESTMENTS
2018
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$10,787	$—	$—	$10,787
US Treasury securities	22,185	1	(66)	22,120
US Agency securities	8,024	1	(45)	7,980
Commercial paper	17,025	—	—	17,025
Asset-backed securities	12,007	—	(9)	11,998
Corporate notes and bonds	30,361	—	(53)	30,308
Total	$100,389	$2	$(173)	$100,218

The following table summarizes the maturities of the Company’s available-for-sale securities at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$43,627	$43,650	$83,030	$82,893
Due in 1-5 years	3,788	3,787	17,359	17,325
Total	$47,415	$47,437	$100,389	$100,218

Proceeds from sales of marketable securities (including principal paydowns) for the years ended December 31, 2019 and 2018 were $14.5 million and $3.0 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from sales of marketable securities for the years ended December 31, 2019, 2018 and 2017. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017.

The Company monitors investments for other-than-temporary impairment. It was determined that unrealized gains and losses as of December 31, 2019 and 2018 are temporary in nature because the change in market value for those securities has resulted from fluctuating interest rates rather than a deterioration of the credit worthiness of the issuers. The Company does not intend to sell these investments and it is more likely than not that we will not be required to sell investments before recovering the amortized cost.

Additional information regarding the fair value of our financial instruments is included in Note 5, Fair Value of Financial Instruments.

NOTE 7. INVENTORY

Inventories consisted of the following at December 31 (in thousands):

	2019	2018
Raw materials	$4,854	$4,064
Work in process	1,561	495
Finished goods	1,644	3,187
Inventory	$8,059	$7,746

NOTE 8. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31 (in thousands).

PROPERTY AND EQUIPMENT
(in thousands)
	2019	2018
Computer equipment	$2,477	$2,700
Technical equipment	3,681	3,868
Facilities	3,883	4,037
Instruments	7,491	5,318
Capital projects in progress	238	91
Total property and equipment	$17,770	$16,014
Accumulated depreciation	(9,865)	(8,711)
Net property and equipment	$7,905	$7,303

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $2.3 million, $2.5 million and $2.2 million, respectively.

Gross assets where the Company is the lessor under operating leases is $4.6 million at December 31, 2019. These gross assets are a component of instruments in the above table. The underlying accumulated depreciation for these instruments is $0.8 million at December 31, 2019.

During the year ended December 31, 2018, $1.9 million of instruments in the field were reclassified out of inventory and into property and equipment, which included $0.1 million of instruments in the field as a component of inventory at December 31, 2017. These transfers were the result of a change in the Company’s principal acquisition model of outright sales of instruments, to placing instruments with customers and recovering that cost through the sale of test kits pursuant to reagent rental agreements. The reclassification from inventory to property and equipment did not have an effect on prior period net income, and these instruments started being depreciated on the day they were reclassified.

NOTE 9. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbapenem-resistant Enterobacteriaceae directly from whole blood. The cumulative award amount under these subawards is $1.3 million. The amounts invoiced for the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.2 million and $0.2 million, respectively.

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

NOTE 10. DEFERRED REVENUE, INCOME AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of December 31 follows (in thousands):

	2019	2018
Products and services not yet delivered	$271	$217
Deferred revenue	$271	$217

We recognized $200,000 and $26,000 of revenues during the years ended December 31, 2019 and December 31, 2018, respectively, that were included in the contract liabilities balances at the beginning of the period. No material amount of revenue recognized during the current period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2019, $3.2 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis. The balance also includes product shipments for reagent rental, sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically in a straight-line pattern.

ASC 606, Revenue from Contracts with Customers, allows Companies to elect practical expedients. The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

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

The Notes consisted of the following at December 31 (in thousands):

	2019	2018
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(39,042)	(48,430)
Unamortized debt issuance	(2,415)	(2,996)
Net carrying amount of the liability component	$130,043	$120,074

The Company recorded $4.3 million and $3.3 million for contractual coupon interest for the years ended December 31, 2019 and 2018, respectively. The Company also recorded $0.6 million and $0.4 million for amortization of debt issuance for the years ended December 31, 2019 and 2018, respectively. Amortization of the debt discount for the years ended December 31, 2019 and 2018 was $9.4 million and $6.5 million, respectively. As of December 31, 2019, no Notes were convertible pursuant to their terms.

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

Prior to 2017 all of the $1.03 Warrant were exercised in full and none were outstanding. Of the $2.00 Warrant, 415,871 were outstanding at the beginning of 2017, of which 370,307 were exercised in the same period. This exercise of the $2.00 Warrant in 2017, resulted in proceeds of $0.7 million, which was recorded as common stock and contributed capital in the consolidated balance sheet. In 2017, 45,564 of the $2.00 Warrant expired unexercised resulting in no outstanding warrants at December 31, 2019, 2018 and 2017 .

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

NOTE 14. RELATED PARTY TRANSACTION

As discussed in Note 11, Convertible Notes the Company issued Notes in March 2018. As part of this issuance, an entity controlled by one member of the Company's board of directors purchased an aggregate of $30.0 million of the Notes. In 2019, this affiliate purchased an additional $12.0 million of Notes on the open market. The affiliated entity is a Qualified Institutional Buyer which purchased and holds an aggregate of $42.0 million of the Notes at December 31, 2019.

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

NOTE 15. LOSS PER SHARE

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses at of the following at December 31 (in thousands):

	2019	2018	2017
Shares issuable upon the release of restricted stock awards	14	76	24
Shares issuable upon exercise of stock options	10,133	8,091	7,328
	10,147	8,167	7,352

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 11, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of December 31, 2019, no Notes were convertible pursuant to their terms. The maximum number of shares issuable upon conversion of the Notes is 5.5 million shares.

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

NOTE 16. EMPLOYEE AND CONSULTANT EQUITY-BASED COMPENSATION

The Company has three equity based compensation plans, which are discussed below:

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan was a stockholder-approved plan. As of December 31, 2019, there were 280,000 options exercised during the life of the plan and 0 that remain outstanding. The Non-Qualified Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

2004 Omnibus Stock Option Plan

In December 2004, the Company’s stockholders approved the Omnibus Stock Option Plan. Authorized shares in this plan were 5,500,000. As of December 31, 2019, there were 813,644 options exercised during the life of the plan and 3,126,356 options remain outstanding. The 2004 Omnibus Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

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

During the Company's Annual Meeting of Stockholders, stockholders approved amendments to the Company's 2012 Omnibus Equity Incentive Plan increasing the number of shares of Common Stock reserved and available for grant by 4,000,000 in May 2014, 2,000,000 in May 2017 and 3,000,000 in March 2019, resulting in a total of 10,677,500 reserved shares.

Stock options granted under this plan vest either (i) upon achievement of a specified performance goal, (ii) immediately, (iii) one year after grant date, (iv) monthly over a one year period, (v) annually over a five year period, (vi) 50% two years after grant date and the remaining 50% monthly over the next two years, or (vii) 40% two years after grant date and the remaining 60% monthly over the next three years. The maximum term is ten years.

RSUs granted under this plan vest either (i) immediately, (ii) annually over a three year period, (iii) annually over a five year period, or (iv) 40% two years after grant date and the remaining 60% monthly over the next three years.

SGs granted under this plan vest immediately.

As of December 31, 2019, there were 1,207,258 options exercised and 54,329 RSUs and SGs issued, during the life of the plan. There were 7,020,538 shares remaining outstanding, leaving 2,395,375 available for grant.

Combined Stock Option Plans

The following table summarizes option activity under all plans during the years ending December 31, 2019, and 2018 and shows the exercisable shares as of December 31, 2019:

Stock Option Activity
	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2018	7,328,131	$10.16
Granted	1,390,014	24.46
Forfeited	(230,779)	21.47
Exercised	(357,373)	10.49
Expired	(39,357)	22.24
Options Outstanding December 31, 2018	8,090,636	12.22
Granted	3,067,888	14.52
Forfeited	(533,503)	20.65
Exercised	(383,319)	13.99
Expired	(109,140)	23.86
Options Outstanding December 31, 2019	10,132,562	12.28
Exercisable December 31, 2019	6,231,099	9.17

The cash received from the exercise of options during the year ending December 31, 2019 was $5.4 million and the tax benefit realized was $0 for the same period. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $2.3 million, $4.6 million and $12.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The total fair value of options vesting during the period was $9.9 million, $13.4 million, and $12.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model. The table below summarizes the inputs used to calculate the estimated fair value of options awarded for the years ended December 31:

Black-Scholes Assumptions for Options Granted
	2019	2018	2017
Expected term (in years)	6.28	6.01	6.23
Volatility	60%	66%	77%
Expected dividends	—	—	—
Risk free interest rates	2.1%	2.7%	2.1%
Estimated forfeitures	—%	—%	—%
Weighted average fair value	$8.33	$14.87	$16.24

In general, option awards have a requisite service period and unvested options are forfeited upon employee or consultant termination. In 2017, the Company implemented ASU 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting, and made a policy election to account for forfeitures as they occur.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2019:

Stock Option Supplemental Information
	Options Outstanding	Options Exercisable
Number of options	10,132,562	6,231,099
Weighted average remaining contractual term (in years)	5.64	3.75
Weighted average exercise price	$12.28	$9.17
Weighted average fair value	$8.10	$6.16
Aggregate intrinsic value (in millions)	$64.2	$57.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $16.90 on the last trading day of 2019 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair market value of the Company’s stock.

The following table summarizes RSU and SG activity during the years ending December 31, 2019 and 2018:

RSU and SG Activity
	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs & SGs Outstanding January 1, 2018	24,150	$20.91
Granted	76,000	17.33
Forfeited	—	—
Vested/released	(24,150)	16.58
RSUs & SGs outstanding December 31, 2018	76,000	18.70
Granted	11,000	20.32
Forfeited	(60,500)	19.74
Vested/released	(12,168)	17.43
RSUs & SGs outstanding December 31, 2019	14,332	16.66

The total fair value of RSUs and SGs vested and released during the period was $0.2 million, $0.4 million, and $0.4 million for the years ending December 31, 2019, 2018 and 2017, respectively.

The Company records compensation cost based on the fair value of the award. The table below summarizes the weighted average fair value of RSUs and SGs awarded for the years ending December 31:

RSU and SG Grants
	2019	2018	2017
Weighted average fair value	$20.32	$17.33	$22.40

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to options for the years ending December 31 (in thousands):

Equity-Based Compensation Expenses and Tax Benefit (in thousands)
	2019	2018	2017
Cost of Sales	$277	$189	$99
Research and development	4,115	4,760	3,738
Sales, general and administrative	8,226	9,473	10,096
Total equity-based compensation expense	$12,618	$14,422	$13,933
Recognized tax benefit	$—	$—	$—

For years ended December 31, 2019, 2018 and 2017, $0.4 million,$0.5 million and $0.5 million of share-based compensation cost was capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments), respectively.

As of December 31, 2019, unrecognized equity-based compensation cost related to unvested stock options, and unvested RSUs was $24.0 million and $0.1 million, respectively. This is expected to be recognized over the years 2020 through 2024.

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

In August 2018, the Company granted 225,000 performance based-options to certain employees. The performance obligations were met for 75,000 options and are exercisable as of as of December 31, 2019. Of the 225,000 performance based-options granted 100,000 performance based-options were forfeited for the performance targets not being achieved.

125,000 performance based-options were outstanding as of December 31, 2019, which included 50,000 performance based-options that had not achieved the performance targets or have started to be expensed. No performance based-options have been exercised as of December 31, 2019. The Company recognized $0.1 million and $0.7 million of stock compensation expense for performance-based stock options for the years ended December 31, 2019 and 2018, respectively.

NOTE 17. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	2019	2018	2017
U.S. Domestic	$(70,452)	$(67,508)	$(46,849)
Foreign	(13,964)	(20,607)	(16,686)
Net loss before income taxes	$(84,416)	$(88,115)	$(63,535)

The components of the provision for income taxes for the years ended December 31 is presented in the following table:

	2019	2018	2017
Current:
Federal	$—	$—	$—
State	8	14	—
Foreign	(119)	197	493
Total current provision	(111)	211	493
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total (benefit) provision	$(111)	$211	$493

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes for the years ended December 31 are as follows (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$66,319	$53,189
Property & equipment	403	648
Inventory	397	395
Stock options	13,217	11,473
Intangible assets, definite-lived	38	40
General business credit	11,306	9,300
Operating Lease Liability - ASC 842	908	—
Other	59	47
Total deferred income tax assets	92,647	75,092
Valuation allowance	(81,946)	(63,060)
Deferred tax assets	$10,701	$12,032

Deferred income tax liabilities:
Debt amortization	$(9,793)	$(12,032)
Right of use asset	$(908)	$—
Total deferred income tax liabilities	$(10,701)	$(12,032)

Net deferred income taxes	$—	$—

As of December 31, 2019, the Company generated regular tax federal net operating losses of approximately $273.9 million. The Company's ability to realize tax benefit from the net operating loss is subject to annual limitation under Internal Revenue Code Section 382. The Company will never get the benefit of $4.2 million of the net operating losses generated prior to June 26, 2012. The deferred tax asset has been adjusted to reflect the Section 382 limitation. The net operating losses available for future use are approximately $269.8 million. As a result of the Tax Act, for U.S. income tax purposes, net operating losses generated prior to December 31, 2017 can still be carried forward for up to 20 years, but net operating losses generated after December 31, 2018 carry forward indefinitely, but are limited to 80% utilization against taxable income. Of our total federal net operating loss of $273.9 million, $170.6 million will begin to expire in 2023 and $103.3 million will not expire but will only offset 80 percent of future taxable income.

As of December 31, 2019, the Company has generated state net operating losses of approximately $253.9 million. The Company's state net operating losses will begin to expire in 2033.

The net deferred tax asset valuation allowance is $81.9 million as of December 31, 2019, compared to $63.1 million as of December 31, 2018. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its net deferred tax assets.

During 2018, the Company recognized $14.0 million of the initial deferred tax liability related to the 2018 convertible debt with an adjustment to equity in accordance with ASC 740. The establishment of the deferred tax liability resulted in the reduction of the Company's valuation allowance on existing deferred tax assets. The Company recorded the reduction of the valuation allowance as an offsetting adjustment in equity. As a result, no net entry to equity was recorded for the 2018 convertible debt in 2018. Subsequent changes in the deferred tax liability related to the convertible debt are recorded as a component of income tax expense or benefits.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, France, Germany, Italy, Spain, Russia, and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31 is as follows:

	2019	2018	2017
U.S. federal statutory income tax rate	(21.00)%	(21.00)%	(34.00)%
State taxes, net of federal tax benefit	(3.83)	(3.07)	(2.62)
Permanent and other differences	(0.25)	(0.26)	(2.31)
Change in tax rates	0.16	(0.41)	(1.02)
Tax rate differential	3.28	4.92	8.99
Tax cuts and jobs act	—	—	38.46
Unrecognized tax benefits	0.79	0.81	1.20
Nondeductible equity and other compensation	1.12	(0.17)	(4.31)
Credit for increased research activities	(2.80)	(3.12)	(4.42)
Change in Valuation allowance	22.40	22.54	0.81
	(0.13)%	0.24%	0.78%

The Company's uncertain tax positions at December 31 as follows (in thousands):

	2019	2018	2017
Balance at beginning of year	$2,983	$2,141	$1,101
Increases for prior positions	7	70	97
Increases for current year positions	724	775	943
Other increases	—	—	—
Decreases due to settlements	—	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—
Other decreases	(2)	(3)	—
Balance at end of year	$3,712	$2,983	$2,141

These uncertain positions are not expected to change within the next twelve months. Of the $3.7 million of uncertain tax positions, $0.1 million would impact the effective tax rate, if reversed. The Company accounts for interest on uncertain tax positions within tax expense. The Company's foreign subsidiaries are subject to applicable jurisdiction examination for all years of operations. The Company did not accrue interest or penalties for these uncertain tax positions as of December 31, 2019.

The Company incurred net operating losses since inception that are subject to adjustment under IRS and state examination. The Company has not experienced any adjustments to date and is not currently subject to audit in any jurisdiction.

NOTE 18. COMMITMENTS AND CONTINGENCIES

Clinical Trial & Study Agreements

The Company has entered into master agreements with clinical trial and study sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. The expenses for start-up costs and work performed for these trials and studies is recorded as research and development or sales, general and administrative expenses on the Company's consolidated statements of operations and comprehensive loss. No commitments were recorded in connection with indemnifying these sites for losses.

NOTE 19. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the year ended December 31, 2019 (in thousands):

2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$644
ROU assets obtained in exchange for lease obligations
Operating leases	3,877
Lease Cost
Operating leases	755
Short-term leases	$727

The weighted average remaining lease term on our operating leases is 5.3 years. The weighted average discount rate on those leases is 7.0%. Rent expense including common area charges was $1.4 million and $1.3 million for the years ended December 31, 2018 and December 31, 2017, respectively.

The following presents maturities of operating lease liabilities in which we are the lessee as of December 31, 2019 (in thousands):

2019
2020	$698
2021	752
2022	879
2023	968
2024	1,055
Thereafter	612
Total lease payments	4,964
Less imputed interest	(935)
$4,029

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of December 31, 2019, the total net investment in these leases was $1.0 million. The following presents maturities of lease receivables under sales-type leases as of December 31, 2019 (in thousands):

2019
2020	$375
2021	288
2022	231
2023	69
2024	25
Thereafter	—
Total undiscounted cash flows	988
Less imputed interest	(2)
Present value of lease payments	$986

NOTE 20. INDUSTRY, GEOGRAPHIC, AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 28%, 27% and 28% of total revenue for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, balances due from foreign customers, in U.S. dollars, were $2.1 million and $0.9 million, respectively.

The following presents long-lived assets (excluding intangible assets) by geographic territory at December 31 (in thousands):

	2019	2018
Domestic	$7,244	$6,309
Foreign	661	994
	$7,905	$7,303

The following presents total net sales by geographic territory for the years ended December 31 (in thousands):

	2019	2018	2017
Domestic	$6,705	$4,153	$3,016
Foreign	2,592	1,517	1,161
Net sales	$9,297	$5,670	$4,177

The following presents total net sales by line of business for the years ended December 31 (in thousands):

	2019	2018	2017
Accelerate Pheno™ revenue	$9,132	$5,547	$4,057
Other revenue	165	123	120
Net sales	$9,297	$5,670	$4,177

The following presents total net sales by products and services for the years ended December 31 (in thousands):

	2019	2018	2017
Products	$8,839	$5,576	$4,157
Services	458	94	20
Net sales	$9,297	$5,670	$4,177

Lease income included in net sales for the year ended December 31, 2019 was $1.3 million, which does not represent revenues recognized from contracts with customers. Lease income included in net sales for the years ended December 31, 2018 and 2017 is immaterial.

NOTE 21. SUPPLEMENTAL DATA (UNAUDITED)

The following is a summary of unaudited selected quarterly financial information for the three months ended 2019 (in thousands, except per share data):

	December 31,	September 30,	June 30,	March 31,
Revenue	$3,470	$2,271	$1,806	$1,750
Gross profit	$1,513	$1,154	$899	$834
Loss from operations	$(18,269)	$(17,653)	$(18,087)	$(18,822)
Net loss	$(21,335)	$(20,434)	$(20,815)	$(21,721)
Basic and diluted net loss per share	$(0.40)	$(0.37)	$(0.38)	$(0.40)

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2019, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Company’s Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on

this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report of Ernst & Young LLP required under this Item 9A is contained in PART II, Item 8, Report of Independent Public Accounting Firm of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

b)    Exhibits required by Item 601 of Registration S-K

The information required by this Item is set forth on the exhibit index preceding the signature page of this report.

Item 16. Form 10-K Summary

None.
EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2019
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 8-K for the fiscal year ended August 8, 2019
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018
4.2	Indenture, dated March 27, 2018 between Registrant and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.3	Form of 2.50% Convertible Senior Note due 2023 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.4	Description of our Capital Stock Registered Pursuant to Section 12 of the Securties Exchange Act of 1934	Filed herewith
10.1*	Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.1.1*	Amendment to Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.1.2*	Form of Stock Option Award Agreement under Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.2	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.3*	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.4*
Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan (as amended by the First Amendment to the Accelr8 Technology Corporation 2012 Omnibus Equity Incentive Plan and the Second Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan)
Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018

10.4.3*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
10.4.4*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.4.5*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.4.6*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.5	Forward Stock Purchase Transaction, dated March 22, 2018, between Registrant and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.6*	2019 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.6.1*	Form of Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.7*	Transition Agreement, Part-Time Employment Agreement, and General Release of Claims between Lawrence Mehren and the Registrant, dated December 1, 2019	Filed herewith
10.8*	Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Filed herewith
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	XBRL Instance Document	Filed herewith
101	XBRL Taxonomy Extension Schema Document	Filed herewith
101	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101	XBRL Taxonomy Label Linkbase Document	Filed herewith
101	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

February 27, 2020	By: /s/ Jack Phillips
Jack Phillips President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steve Reichling, as his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jack Phillips Jack Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020

/s/ Steve Reichling Steve Reichling	Corporate Secretary, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 27, 2020

/s/ John Patience John Patience	Chairman of the Board of Directors	February 27, 2020

/s/ Jack Schuler Jack Schuler	Director	February 27, 2020

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	February 27, 2020

/s/ Frank ten Brink Frank ten Brink	Director	February 27, 2020

/s/ Mark Miller Mark Miller	Director	February 27, 2020

/s/ Charles Watts, M.D. Charles Watts	Director	February 27, 2020

/s/ Tom Brown Tom Brown	Director	February 27, 2020

/s/ Roland D Diggelmann Roland D Diggelmann	Director	February 27, 2020

/s/ Louise Francesconi Louise Francesconi	Director	February 27, 2020