Form 10-Q
period 2020-03-31
Accelerate Diagnostics, Inc
filed 2020-05-08
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020
OR
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

As of May 5, 2020, there were 55,270,568 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$39,487	$61,014
Investments	52,525	47,437
Trade accounts receivable	3,143	3,222
Inventory	8,527	8,059
Prepaid expenses	1,771	955
Other current assets	1,291	1,165
Total current assets	106,744	121,852
Property and equipment, net	8,639	7,905
Right of use assets	3,742	3,917
Other non-current assets	868	750
Total assets	$119,993	$134,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,401	$2,351
Accrued liabilities	2,428	3,828
Accrued interest	191	1,262
Deferred revenue	186	271
Current operating lease liability	453	450
Total current liabilities	6,659	8,162
Non-current operating lease liability	3,466	3,579
Other non-current liabilities	93	19
Convertible notes	132,717	130,043
Total liabilities	$142,935	$141,803

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 54,993,588 shares issued and outstanding on March 31, 2020 and 85,000,000 common shares authorized with 54,708,792 shares issued and outstanding on December 31, 2019	55	55
Contributed capital	457,987	452,344
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(436,067)	(414,653)
Accumulated other comprehensive income (loss)	150	(58)
Total stockholders’ deficit	(22,942)	(7,379)
Total liabilities and stockholders’ deficit	$119,993	$134,424

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Net sales	$2,342	$1,750

Cost of sales	1,287	916
Gross profit	1,055	834

Costs and expenses:
Research and development	5,842	6,933
Sales, general and administrative	12,943	12,723
Total costs and expenses	18,785	19,656

Loss from operations	(17,730)	(18,822)

Other income (expense):
Interest expense	(3,749)	(3,459)
Foreign currency exchange loss	(128)	(59)
Interest income	380	842
Other expense, net	(82)	(2)
Total other expense, net	(3,579)	(2,678)

Net loss before income taxes	(21,309)	(21,500)
Provision for income taxes	—	(221)
Net loss	$(21,309)	$(21,721)

Basic and diluted net loss per share	$(0.39)	$(0.40)
Weighted average shares outstanding	54,837	54,337

Other comprehensive loss:
Net loss	$(21,309)	$(21,721)
Net unrealized gain on debt securities available-for-sale	223	121
Foreign currency translation adjustment	(15)	(76)
Comprehensive loss	$(21,101)	$(21,676)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,309)	$(21,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	755	626
Amortization of investment discount	(4)	(180)
Equity-based compensation	4,199	3,397
Provision for bad debt expense	8	—
Amortization of debt discount and issuance costs	2,674	2,387
Unrealized loss on equity investments	8	—
Realized loss (gain) on sale of investments	3	(2)
Loss on disposal of property and equipment	432	329
(Increase) decrease in assets:
Accounts receivable	(9)	(90)
Inventory	(1,735)	(1,567)
Prepaid expense and other	(1,030)	(1,041)
Increase (decrease) in liabilities:
Accounts payable	968	1,151
Accrued liabilities, and other	(1,475)	(1,790)
Accrued interest	(1,071)	(1,071)
Deferred revenue and income	(85)	74
Deferred compensation	74	(7)
Net cash used in operating activities	(17,597)	(19,505)

Cash flows from investing activities:
Purchases of equipment	(438)	(37)
Purchase of marketable securities	(21,582)	(12,826)
Proceeds from sales of marketable securities	—	9,000
Maturities of marketable securities	16,664	28,662
Net cash (used in) provided by investing activities	(5,356)	24,799

Cash flows from financing activities:
Proceeds from issuance of common stock	111	139
Proceeds from exercise of options	1,318	3,677
Net cash provided by financing activities	1,429	3,816

Effect of exchange rate on cash	(3)	(61)

(Decrease) increase in cash and cash equivalents	(21,527)	9,049
Cash and cash equivalents, beginning of period	61,014	66,260
Cash and cash equivalents, end of period	$39,487	$75,309

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Non-cash investing activities:
Transfer of instruments from inventory to property and equipment	$1,282	$769
Supplemental cash flow information:
Interest paid	$2,144	$2,144
Income taxes paid, net of refunds	$26	$2

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Common stock shares outstanding
Beginning	54,709	54,232
Exercise of options	270	215
Issuance of common stock under employee purchase plan	15	7
Ending	54,994	54,454

Common stock
Beginning	$55	$54
Ending	$55	$54

Contributed capital
Beginning	$452,344	$432,885
Exercise of options	1,318	3,677
Issuance of common stock under employee purchase plan	111	139
Equity based compensation	4,214	3,453
Ending	$457,987	$440,154

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Accumulated deficit
Beginning	$(414,653)	$(330,348)
Cumulative effect of accounting changes	(105)	—
Net loss	(21,309)	(21,721)
Ending	$(436,067)	$(352,069)

Treasury stock
Beginning	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(58)	$(149)
Net unrealized gain on debt securities available-for-sale	223	121
Foreign currency translation adjustment	(15)	(76)
Ending	$150	$(104)

Total stockholders' equity (deficit)	$(22,942)	$42,968

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 28, 2020.

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date, but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2020, or any future period.

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

Estimated Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which has defined fair value and requires the Company to establish a framework for measuring and disclosing fair value. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three tiered approach and fair value measurement be classified and disclosed in one of the following three categories:

•Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported by little or no market activity).

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

Investments

The Company invests in various debt securities available-for-sale and equity securities which are primarily held in the custody of major financial institutions. Debt securities available-for-sale consist of certificates of deposit, U.S. government and agency securities, commercial paper, asset-backed securities, and corporate notes and bonds. Equity securities consist of mutual funds. Management records these investments in the condensed consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Unrealized gains or losses for equity securities are included in other expense, net, a component of statements of operations and comprehensive loss. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

On a quarterly basis, we perform an assessment to determine whether there have been any events or economic circumstances to indicate that a debt security available-for-sale in an unrealized loss position has suffered impairment as a result of credit loss or other factors. A debt security available-for-sale is considered impaired if its fair value is less than its amortized cost basis at the reporting date.

If we intend to sell the debt security or if it is more-likely-than-not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is recognized and the unrealized loss is recorded as a direct write-down of the security's amortized cost basis with an offsetting entry to earnings. If we do not intend to sell the debt security or believe we will not be required to sell the debt security before the recovery of its amortized cost basis, the impairment is assessed to determine if a credit loss component exists. We use a discounted cash flow method to determine the credit loss component. In the event a credit loss exists, an allowance for credit losses is recorded in earnings for the credit loss component of the impairment while the remaining portion of the impairment attributable to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive income (loss). The amount of impairment recognized due to credit factors is limited to the excess of the amortized cost basis over the fair value of the security available-for-sale.

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

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are based on what we expect to collect in exchange for goods and services. Receivables are considered past due based on the contractual payment terms and are written off if reasonable collection efforts prove unsuccessful.

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses as of March 31, 2020 was $110,000.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, this evaluation is performed at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of March 31, 2020 and December 31, 2019.

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

Warranty reserve activity for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$403	$215
Provisions	1	70
Warranty cost incurred	(62)	(79)
Ending balance	$342	$206

Convertible Notes

We account for convertible debt instruments that may be settled in cash or equity upon conversion, which includes our 2.50% Senior Convertible Notes due 2023 (the “Notes”), by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. We determined the carrying amount of the liability component of the Notes by using estimates and assumptions that market participants would use in pricing a debt instrument. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

The equity component is treated as a discount on the liability component of the Notes, which is amortized over the term of the Notes using the effective interest rate method. Debt issuance costs related to the Notes are allocated to the liability and equity components of the Notes based on their relative values. Debt issuance costs allocated to the liability component are amortized over the life of the Notes as additional non-cash interest expense. Transaction costs allocated to equity are netted with the equity component of the convertible debt instrument in stockholders’ deficit.

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenues.

We determine revenue recognition through the following steps:

•Identification of the contract with a customer

•Identification of the performance obligations in the contract

•Determination of the transaction price

•Allocation of the transaction price to the performance obligations

•Recognition of revenue as we satisfy a performance obligation

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three months ended March 31, 2020.

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

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the condensed consolidated statements of operations and comprehensive loss. Most such billable shipping and handling costs are in connection with consumable test kits. Unlike for test kits, the Company typically pays for shipping and handling for instruments.

Leases

The Company accounts for commercial leases in accordance with ASC 842, Leases. We determine if an arrangement is or contains a lease and the type of lease at inception. The Company classifies commercial leases as finance leases (lessee) or sales-type leases (lessor) when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that we are reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. Payments contingent on future events (i.e. based on usage) are considered variable and excluded from lease payments for the purposes of classification and initial measurement. Several of our leases include options to renew or extend the term upon mutual agreement of the parties and others include one-year extensions exercisable by the lessee. None of our leases contain residual value guarantees, restrictions, or covenants.

To determine whether a contract contains a lease, the Company uses its judgment in assessing whether the lessor retains a material amount of economic benefit from an underlying asset, whether explicitly or implicitly identified, which party holds control over the direction and use of the asset, and whether any substantive substitution rights over the asset exist.

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of March 31, 2020 and December 31, 2019, the Company was not party to finance lease arrangements.

Our operating leases consist primarily of leased office, factory, and laboratory space in the United States and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

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

Equity-Based Compensation

The Company may award stock options, restricted stock units (“RSUs”), performance-based awards, and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method) except for performance-based awards. Performance-based awards vest based on the achievement of performance targets. Compensation costs associated with performance-based awards are recognized over the requisite service period based on probability of achievement. Performance-based awards require management to make assumptions regarding the likelihood of achieving performance targets.

The Company estimates the fair value of service based and performance based stock option awards, including modifications of stock option awards, using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield.

•Volatility: The expected volatility is based on the historical volatility of the Company's stock price over the most recent period commensurate with the expected term of the stock option award.

•Expected term: The estimated expected term for employee awards is based on the calculation published by the SEC in SAB110 for use when there is not a sufficient history of employee exercise patterns. For consultant awards, the estimated expected term is the same as the life of the award.

•Risk-free interest rate: The risk-free interest rate is based on published U.S. Treasury rates for a term commensurate with the expected term.

•Dividend yield: The dividend yield is estimated as zero as the Company has not paid dividends in the past and does not have any plans to pay any dividends in the foreseeable future.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested RSUs. Potentially dilutive common shares would also include common shares that would be outstanding if the Notes at the balance sheet date were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

Comprehensive Loss

In addition to net loss, comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company holds investments classified as debt securities available-for-sale and records the change in fair market value as a component of comprehensive loss. The Company also has adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars which is included as a component of comprehensive loss.

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removes, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. Level 3 fair value measurement disclosures should be applied prospectively while all other amendments should be applied retrospectively. The Company adopted ASU 2018-13 on January 1, 2020, which had no impact to our condensed consolidated financial statements as the Company did not carry Level 3 fair value items and had not transferred any securities between Levels during the three months ended March 31, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. In November 2018, ASU 2018-19 was issued which amended the standard to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU 2019-04, 2019-05, 2019-10, ASU 2019-11, 2020-02 and 2020-03 to provide additional guidance on the credit losses standard. ASU 2016-13 amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Previously, an “incurred loss” methodology was used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. This amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities are now recorded in current period net income. The Company adopted ASU 2016-13 on January 1, 2020. We adopted this standard using a modified-retrospective approach, and recorded a $0.1 million cumulative-effect adjustment to the opening balance of accumulated deficit in connection with the adoption. This adjustment was recorded to establish an allowance for trade account receivables and investment in leases. No cumulative-effect adjustment was recorded for unrealized losses on debt securities available-for-sale as the issuers of such securities held by us were of high credit quality. As a result, the condensed consolidated financial statements for the three months ended March 31, 2020 are presented under the new standard, while the comparative prior year period is not adjusted and continues to be reported in accordance with our historical accounting policy.

Standards not yet adopted

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. This ASU is effective for us on January 1, 2021, with early adoption permitted. We are currently assessing the impact this will have on our condensed consolidated financial statements.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of March 31, 2020, two of the Company's financial institutions held 76% and 12% of the Company’s cash and cash equivalents, respectively. As of December 31, 2019, two of the Company's financial institutions held 73% and 18% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 11% of the Company’s net accounts receivable balance as of March 31, 2020 and December 31, 2019.

Customers who represented 10% or more of the Company’s total revenue for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Company A	12%	*
Company B	*	19%

* Less than 10% for the period indicated

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$30,363	$—	$—	$30,363
Total cash and cash equivalents	30,363	—	—	30,363
Equity investments:
Mutual funds	65	—	—	65
Total equity investments	65	—	—	65
Debt securities available-for-sale:
Certificates of deposit	—	6,409	—	6,409
U.S. Treasury securities	20,766	—	—	20,766
U.S. Agency securities	—	6,548	—	6,548
Commercial paper	—	1,997	—	1,997
Corporate notes and bonds	—	16,740	—	16,740
Debt securities available-for-sale	20,766	31,694	—	52,460
Total assets measured at fair value	$51,194	$31,694	$—	$82,888

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$43,745	$—	$—	$43,745
Commercial paper	—	1,993	—	1,993
Corporate notes and bonds	—	1,006	—	1,006
Total cash and cash equivalents	43,745	2,999	—	46,744
Debt securities available-for-sale:
Certificates of deposit	—	5,663	—	5,663
U.S. Treasury securities	12,579	—	—	12,579
U.S. Agency securities	—	3,998	—	3,998
Commercial paper	—	2,491	—	2,491
Corporate notes and bonds	—	22,706	—	22,706
Debt securities available-for-sale	12,579	34,858	—	47,437
Total assets measured at fair value	$56,324	$37,857	$—	$94,181

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the condensed consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds, U.S. Treasury securities and mutual funds as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the three months ended March 31, 2020.

In 2018, the Company issued the Notes, for total proceeds of $171.5 million, as described in Note 10, Convertible Notes. At March 31, 2020 and December 31, 2019, the fair value of the Notes were $93.5 million and $133.8 million, respectively. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,381	$28	$—	$6,409
U.S. Treasury securities	20,583	183	—	20,766
U.S. Agency securities	6,527	21	—	6,548
Commercial paper	1,996	1	—	1,997
Corporate notes and bonds	16,728	26	(14)	16,740
Total	$52,215	$259	$(14)	$52,460

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,646	$17	$—	$5,663
U.S. Treasury securities	12,564	16	(1)	12,579
U.S. Agency securities	4,002	—	(4)	3,998
Commercial paper	2,492	—	(1)	2,491
Corporate notes and bonds	22,711	6	(11)	22,706
Total	$47,415	$39	$(17)	$47,437

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$51,968	$52,213	$43,627	$43,650
Due in 1-3 years	247	247	3,788	3,787
	$52,215	$52,460	$47,415	$47,437

Proceeds from sales of debt securities available-for-sale (including principal paydowns) for the three months ended March 31, 2020 and 2019 were $0 and $9.0 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three months ended March 31, 2020 and 2019. No material balances were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10%. As of March 31, 2020 there were no debt securities available-for-sale in an unrealized loss position greater than 12 months.

As of March 31, 2020 the Company carried debt securities available-for-sale that were certificates of deposits, which were not covered by a rating agency or the credit rating was below the Company's minimum credit rating. As of March 31, 2020 all of the Companies certificate deposits were below the FDIC's insurance limit of $250 thousand per depositor which mitigated the Companies investment risk. All other debt securities available-for-sale had a credit rating of A- or better as of March 31, 2020.

Unrealized losses on debt securities available-for-sale have not been recognized in income for the three months ended March 31, 2020 because the issuers of such securities held by us were of high credit quality, management does not intend to sell the securities and it is likely that management will not be required to sell the securities prior to their anticipated recovery. Declines in fair value are largely due to changes in interest rates and other market conditions. Issuers continue to make timely principal and interest payments on the debt securities available-for-sale. The fair value is expected to recover as the debt securities available-for-sale approach maturity.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at March 31, 2020 was $0.1 million. There were no material unrealized losses on equity securities recorded in income for the three months ended March 31, 2020. These unrealized losses are recorded as a component of other expense, net. There were no realized gains or losses from equity securities for the three months ended March 31, 2020.

NOTE 6. INVENTORY

Inventories consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$5,041	$4,854
Work in process	1,786	1,561
Finished goods	1,700	1,644
	$8,527	$8,059

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment	$2,476	$2,477
Technical equipment	3,740	3,681
Facilities	3,686	3,883
Instruments	8,247	7,491
Capital projects in progress	618	238
Total property and equipment	$18,767	$17,770
Accumulated depreciation	(10,128)	(9,865)
Property and equipment, net	$8,639	$7,905

Depreciation expense for each of the three months ended March 31, 2020 and 2019 was $0.6 million.

Gross assets under operating leases where the Company is the lessor at March 31, 2020 and December 31, 2019 is $5.2 million and $4.6 million, respectively. The underlying accumulated depreciation under operating leases where the Company is the lessor at March 31, 2020 and December 31, 2019 is $1.0 million and $0.8 million, respectively.

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The grant is paid to the Company incrementally through sub-awards. The cumulative amount awarded to date under these sub-awards is $1.3 million. The amount invoiced for the three months ended March 31, 2020 and 2019 was $0 and $0.1 million, respectively. Subsequent to the original term of the grant the National Institute of Health has provided incremental annual extensions that have allowed the Company to provide additional services.

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of March 31, 2020 and December 31, 2019 follows (in thousands):

	March 31,	December 31,
	2020	2019
Products and services not yet delivered	$186	$271

We recognized $0.1 million of revenues that were included in the beginning contract liabilities balances during the three months ended March 31, 2020. No material revenues were recognized that were included in the beginning contract liabilities balances during the three months ended March 31, 2019. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2020, $4.4 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis. The balance also includes product shipments for reagent rental, sales-type lease agreements. The agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 10. CONVERTIBLE NOTES

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018, the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes are the Company's senior unsecured obligations and mature on March 15, 2023 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company pays interest on the Notes semi-annually in arrears on March 15 and September 15 of each year.

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

The Notes include customary terms and covenants, including certain events of default upon which the Notes may be due and payable immediately. Holders have the option to convert the Notes in multiples of $1,000 principal amount at any time prior to December 15, 2022, but only in the following circumstances:

•if the Company’s stock price exceeds 130% of the conversion price for 20 of the last 30 trading days of any calendar quarter after June 30, 2018;

•during the 5 business day period after any 5 consecutive trading day period in which the Notes’ trading price is less than 98% of the product of the common stock price times the conversion rate; or

•the occurrence of certain corporate events, such as a change of control, merger or liquidation.

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

The Notes at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(36,524)	(39,042)
Unamortized debt issuance	(2,259)	(2,415)
Net carrying amount of the liability component	$132,717	$130,043

The Company recorded $1.1 million for contractual coupon interest for each of the three months ended March 31, 2020 and 2019. Amortization of debt issuance costs for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively. Amortization of the debt discount for the three months ended March 31, 2020 and 2019 was $2.5 million and $2.2 million, respectively. As of March 31, 2020 and December 31, 2019, no Notes were convertible pursuant to their terms.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Shares issuable upon the release of restricted stock awards	154	30
Shares issuable upon exercise of stock options	10,851	9,160
	11,005	9,190

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of March 31, 2020, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.

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

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2020	10,132,562	$12.28
Granted	1,136,303	7.72
Forfeited	(83,896)	16.86
Exercised	(266,725)	4.94
Expired	(67,193)	20.04
Options Outstanding March 31, 2020	10,851,051	$11.90

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	5.98	6.17
Volatility	56%	62%
Expected dividends	—	—
Risk free interest rates	0.74%	2.59%
Weighted average fair value	$3.98	$6.90

The following table shows summary information for outstanding options and options that are exercisable (vested) as of March 31, 2020:

	Options Outstanding	Options Exercisable
Number of options	10,851,051	656,318
Weighted average remaining contractual term (in years)	5.99	4.10
Weighted average exercise price	$11.90	$9.78
Weighted average fair value	$7.53	$6.38
Aggregate intrinsic value (in thousands)	$22,821	$21,281

The following table summarizes RSU and restricted stock award activity for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2020	14,332	$16.66
Granted	147,766	9.66
Forfeited	(4,666)	14.67
Vested/released	(3,234)	14.51
Outstanding March 31, 2020	154,198	$10.05

The table below summarizes equity-based compensation expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Cost of sales	$71	$55
Research and development	1,123	1,527
Sales, general and administrative	3,005	1,815
	$4,199	$3,397

For each of the three months ended March 31, 2020 and 2019, $0.1 million of share-based compensation cost was capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments).

As of March 31, 2020, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $23.4 million and $0.8 million, respectively. This is expected to be recognized over the years 2020 through 2025.

Included in the above-noted stock options outstanding and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based stock options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the plan. The expected term for performance-based stock options is 5 to 6 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

In August 2018, the Company granted 225,000 performance-based stock options. The performance obligations were met for 75,000 options and are exercisable as of March 31, 2020. Of the 225,000 performance-based stock options granted 100,000 performance-based stock options were forfeited for the performance targets not being achieved.

125,000 performance-based stock options were outstanding as of March 31, 2020, which included 50,000 performance-based stock options not yet probable of being achieved and have not started being expensed. No performance-based stock options have been exercised as of March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company recognized $0 and $0.1 million of stock compensation expense for performance-based stock options, respectively.

Included in the above-noted RSU and restricted stock award outstanding amount are performance-based RSU's which vest only upon the achievement of certain targets. Performance-based RSU's contingently vest over a period of 3 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options. For the three months ended March 31, 2020 the Company granted 95,866 performance-based RSU's, all of which were outstanding at March 31, 2020. None of the performance goals had become probable of being achieved, and no expense was recorded at March 31, 2020.

NOTE 13. INCOME TAXES

For the three months ended March 31, 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the three months ended March 31, 2020 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $21.3 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At March 31, 2020, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Due to the recent enactment of the CARES Act, the Company is unable to quantify the impact, if any, that the CARES Act will have on its financial position, results of operations or cash flows. Management does not expect the CARES Act to have a material impact on the Company’s income tax position for financial reporting purposes.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three months ended March 31, 2020, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

NOTE 14. COMMITMENTS

Clinical Trial & Study Agreements

The Company has entered into master agreements with clinical trial and study sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. The expenses for start-up costs and work performed for these trials and studies is recorded as research and development or sales, general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive loss. No commitments were recorded in connection with indemnifying these sites during the three months ended March 31, 2020 and 2019.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$284	$82
ROU assets obtained in exchange for lease obligations
Operating leases	$17	$—
Lease Cost
Operating leases	$319	$82
Short-term leases	$32	$295

The weighted average remaining lease term on our operating leases is 5.1 years. The weighted average discount rate on those leases is 7%.

The following presents maturities of operating lease liabilities in which we are the lessee as of March 31, 2020 (in thousands):

Remainder of 2020	$529
2021	774
2022	882
2023	980
2024	1,055
Thereafter	518
Total lease payments	4,738
Less imputed interest	(819)
$3,919

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of March 31, 2020, the total net investment in these leases was $1.2 million. The following presents maturities of lease receivables under sales-type leases as of March 31, 2020 (in thousands):

Remainder of 2020	$361
2021	394
2022	337
2023	79
2024	25
Thereafter	—
Total undiscounted cash flows	1,196
Less imputed interest	—
Present value of lease payments	$1,196

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the United States represented 11% and 33% for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020 and December 31, 2019, balances due from foreign customers, in U.S. dollars, were $2.0 million and $2.1 million, respectively.

The following presents total net sales by geographic territory for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Domestic	$2,087	$1,169
Foreign	255	581
	$2,342	$1,750

The following presents total net sales by line of business for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Accelerate Pheno revenue	$2,304	$1,705
Other revenue	38	45
	$2,342	$1,750

The following presents total net sales by products and services for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Products	$2,141	$1,693
Services	201	57
	$2,342	$1,750

Lease income included in net sales was $0.5 million and $0.2 million for each of the three months ended March 31, 2020 and 2019, respectively, which does not represent revenues recognized from contracts with customers.

The following presents property and equipment, net by geographic territory (in thousands):

	March 31,	December 31,
	2020	2019
Domestic	$8,039	$7,244
Foreign	600	661
	$8,639	$7,905

NOTE 17. RELATED PARTY TRANSACTIONS

As discussed in Note 10, Convertible Notes the Company issued Notes in March 2018. As of March 31, 2020 and December 31, 2019 an entity controlled by one member of the Company's board of directors held an aggregate of $42.0 million of the Notes.

On August 20, 2019, the Company and an entity affiliated with then Chief Operating Officer of the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the issuance and sale by the Company of an aggregate of 55,586 shares of the Company’s common stock (the “Shares”) in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Shares were sold at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the shares) of $17.99 per share, which was equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Purchase Agreement. The $1.0 million of proceeds were recorded to contributed capital.

NOTE 18. SUBSEQUENT EVENTS

On April 14, 2020, the Company entered into a promissory note evidencing an unsecured loan (the “Loan”) in the amount of $4.8 million made to the Company under the Paycheck Protection Program (the “PPP”). The PPP was established under the CARES Act and is administered by the U.S. Small Business Administration.

The promissory note matures on April 14, 2022 and bears interest at a rate of 1% per annum. Beginning November 14, 2020, the Company is required to make 18 monthly payments of principal and interest in the amount of $0.3 million. The Loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the Loan may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

The Note contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the Loan documents. The occurrence of an event of default will result in an increase in the interest rate to 18% per annum and provides the lender with customary remedies, including the right to require immediate payment of all amounts owed under the promissory note.

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the Loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

Except as otherwise indicated by the context, references in this Quarterly Report on Form 10-Q (this “Form 10-Q”) to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about the plans and objectives of management for future operations, including plans and objectives relating to the products and future performance of the Company; projections of our future financial performance and demand for our products; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; and our plans or expectations with relating to our agreement with BioCheck, Inc. (“BioCheck”). In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the COVID-19 pandemic and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. The Company’s future operating results may be affected by various trends and factors which are beyond the Company’s control. These include, among other factors, general public perception of issues and solutions, and other uncertain business conditions that may affect the Company’s business. The Company cautions the reader that a number of important factors discussed herein, and in other reports filed with the SEC including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the section entitled "Risk Factor” in this Form 10-Q and in the Company's subsequent filings with the SEC, could affect the Company’s actual results and cause actual results to differ materially from those discussed in forward-looking statements.

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

Our first system to address these challenges is the Accelerate Pheno system. The Accelerate Pheno system utilizes genotypic technology to identify (“ID”) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (“AST”), which determines whether live bacterial and fungal cells are resistant or susceptible to a particular antimicrobial. The Accelerate PhenoTest® BC Kit, which is the first test kit for the system, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. This information is used to rapidly modify antibiotic therapy to lessen side-effects, improve clinical outcomes, and help preserve the useful life of antibiotics.

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

On April 13, 2020 we signed a non-exclusive agreement with BioCheck to sell MS-FAST, a fully-automated chemiluminescence immunoassay analyzer, along with BioCheck’s SARS-CoV-2 tests for the detection of IgG and IgM antibodies (“BioCheck COVID-19 Serology Test”) in North America, Europe and the Middle East. We expect to begin sellling the BioCheck COVID-19 Serology Test in the second quarter of 2020. We will pay BioCheck a pre-defined price for the sale of each BioCheck COVID-19 Serology Test device and assay. The BioCheck COVID-19 Serology Test has a CE Mark and FDA regulatory approval is pending. In Europe we plan to obtain the BioCheck products directly through BioCheck's related entity, Sophonix Limited of China. The BioCheck COVID-19 Serology Test will be the first third-party product sold by Accelerate, the first product sold by Accelerate outside bacterial infections, and will be directed at the rapidly evolving COVID-19 serology market. As such, there are uncertainties regarding market demand, market acceptance, supply constraints, FDA approval, ramp up expenditures, and other factors impacting market penetration.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented a stay-at-home order promoting physical distancing and limiting residents time away from their residence or property, except to conduct or participate in essential activities. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations.

For example, as a result of the pandemic, during the first quarter of 2020, our access to our customers to sell and implement the Accelerate Pheno system began to diminish as hospitals became primarily focused on the COVID-19 pandemic. By the end of the first quarter of 2020, we were largely unable to sell or implement new Accelerate Pheno systems. We are uncertain how long our access to our customers to sell and implement Accelerate Pheno systems will be limited. Further, starting in April our revenue from consumable test kits declined modestly from some of our current customers due to hospitals in many regions suspending elective surgeries and seeing lower rates of occupancy. As a result of delayed implementations of Accelerate Pheno systems, our results of operations for the first quarter of 2020 were negatively impacted.

As a medical device company, we are permitted to continue manufacturing our products at our Tucson, Arizona headquarters under the State of Arizona stay-at-home order. We are able to have staff at our office who are essential to manufacturing and shipping our products, and certain other staff who need to work in the office in order to be fully productive, while maintaining necessary social distancing practices. Our third-party manufacturing supply chain for Accelerate Pheno systems and consumable test kits remains stable. However, the economic effects of the COVID-19 pandemic remain unpredictable, and we are closely monitoring the ability of all our suppliers to provide us with materials necessary for the manufacture of Accelerate Pheno systems and consumable test kits.

Additionally, the Company has applied for and received loan proceeds of approximately $4.8 million under the Paycheck Protection Program established under the CARES Act. The proceeds from the loan may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. For additional information about the loan, refer to Item 1, Note 18, Subsequent Events in this Form 10-Q.

We continue to monitor the rapidly evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in this Form 10-Q for additional risks we face due to the COVID-19 pandemic.

Changes in Results of Operations: Three months ended March 31, 2020 compared to three months ended March 31, 2019

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Net sales	$2,342	$1,750	$592	34%

For the three months ended March 31, 2020, total revenues increased as compared to the three months ended March 31, 2019 primarily due to increased sales of Accelerate PhenoTest BC Kits.

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Cost of sales	$1,287	$916	$371	41%
Gross profit	$1,055	$834	$221	26%

For the three months ended March 31, 2020, cost of sales and gross profit increased as compared to the three months ended March 31, 2019 as a result of higher sales. This increase was primarily driven by an increase in consumable inventory sales. Inventory without a cost basis was sold to customers for the three months ended March 31, 2020 and 2019. Pre-launch inventory previously not capitalized and expensed in a previous period for each of the three months ended March 31, 2020 and 2019, was $0.1 million.

Cost of sales included non-cash equity-based compensation of $0.1 million for each of the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Research and development	$5,842	$6,933	$(1,091)	(16)%

Research and development expenses for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019. The decrease was primarily the result of decreases in employee non-cash equity-based compensation and reductions in external study expenditures.

Research and development expenses included non-cash equity-based compensation of $1.1 million and$1.5 million for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Sales, general and administrative	$12,943	$12,723	$220	2%

Sales, general and administrative expenses for the three months ended March 31, 2020 increased as compared to the three months ended March 31, 2019. The increase was primarily the result of an increase in employee non-cash equity-based compensation, and partially offset by other discretionary items such as professional services and travel-related expenses.

Sales, general and administrative expenses included non-cash equity-based compensation of $3.0 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively. Non-cash equity-based compensation increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due to larger stock option grants made to key management.

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Loss from operations	$(17,730)	$(18,822)	$1,092	(6)%

For the three months ended March 31, 2020, our loss from operations decreased as compared to the three months ended March 31, 2019. The decreases were primarily the result of a decrease in research and development expenses, combined with an increase in total revenues as described above. Loss from operations included non-cash equity-based compensation of $4.2 million and $3.4 million for the three months ended March 31, 2020 and 2019, respectively. This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Total other expense, net	$(3,579)	$(2,678)	$(901)	34%

Other expense for the three months ended March 31, 2020 increased as compared to the three months ended March 31, 2019. The increases were primarily the result of decreased interest income and increased interest expense for the three months ended March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company incurred interest expense associated with our Notes of $3.7 million and $3.5 million, respectively. These amounts were partially offset by investment income of $0.4 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change	% Change
Provision for income taxes	$—	$(221)	$221	NM

NM indicates percentage is not meaningful

For the three months ended March 31, 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. For the three months ended March 31, 2019, the Company recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for international income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock and the issuance of our convertible notes. As of March 31, 2020, the Company had $92.0 million in cash and cash equivalents and available-for-sale securities, a decrease of $16.4 million from $108.5 million at December 31, 2019. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Item 1, Note 15, Leases.

As of March 31, 2020, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

Cash Flow Summary
	Three Months Ended March 31,
	(in thousands)
	2020	2019	$ Change
Net cash used in operating activities	$(17,597)	$(19,505)	$1,908
Net cash (used in) provided by investing activities	(5,356)	24,799	(30,155)
Net cash provided by financing activities	1,429	3,816	(2,387)

Cash flows from operating activities

The net cash used in operating activities was $17.6 million and $19.5 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development, sales and marketing, along with other factors. A decrease in our net loss offset by changes in working capital resulted in a decrease in cash used in operating activities for the three months ended March 31, 2020 compared to the prior year period.

Cash flows from investing activities

The net cash used in investing activities was $5.4 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company purchased marketable securities of $21.6 million, which were offset in part by maturities of marketable securities of $16.7 million. The net cash provided by investing activities was $24.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, the Company had proceeds from sales and maturities of marketable securities of $37.7 million, which were offset in part by purchases of marketable securities of $12.8 million.

The Company had an increase in marketable securities purchases during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to the Company liquidating a portion of its money market funds carried as cash and cash equivalents as of December 31, 2019, and reinvesting these balances in debt securities available-for-sale during the three months ended March 31, 2020. The Company had larger proceeds from sales and maturities of marketable securities for the three months ended March 31, 2019 compared to the three months ended March 31, 2020 due to the Company carrying larger balance of debt securities available-for-sale during the three months ended March 31, 2019.

Cash flows from financing activities

The net cash provided by financing activities was $1.4 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively. These balances are comprised of proceeds from exercises of stock options. For the three months ended March 31, 2020 the Company had a decrease in proceeds from option exercises due to a lower average price of options exercised.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes were allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. For additional information about the Notes, refer to Item 1, Note 10, Convertible Notes in this Form 10-Q.

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

Contractual Obligations

There have been no material changes in our reported contractual obligations, as described under “Contractual Obligations” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.1 million as of March 31, 2020 and $0.3 million as of December 31, 2019.

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

Although the Company’s Notes are based on a fixed rate, changes in interest rates could impact the fair market value of the Notes. As of March 31, 2020, the fair market value of the Notes was $93.5 million. For additional information about the Notes, refer to Item 1, Note 10, Convertible Notes in this Form 10-Q.

Foreign Currency Risk

We operate primarily in the United States and a majority of our cost, expense and capital purchasing activities for the three months ended March 31, 2020 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and United States dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and the risks relating to the impact of the COVID-19 pandemic described below. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Additional Risk Related to Our Business and Strategy

The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our commercial operations and also exposes our business to other risks.

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented a stay-at-home order promoting physical distancing and limiting residents time away from their residence or property, except to conduct or participate in essential activities. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell or implement the Accelerate Pheno systems, as well as a modestly negative impact to the demand for our consumable test kits beginning in April 2020. For additional information, refer to “—COVID-19 Update” in Part I, Item 2 of this Form 10-Q.

In addition to the negative impact on new sales and implementations of the Accelerate Pheno system and to demand for our consumable test kits, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

•delays in product development or reductions in manufacturing production as a result of inventory shortages, supply chain shortages, or diversion of our efforts and resources to projects related to COVID-19;

•increased expenses resulting from our COVID-19 BioCheck serology initiative;

•regulatory approval delays due to regulators being overwhelmed reviewing COVID-19 related medical devices and drugs;

•increased regulatory restrictions or continued market volatility could hinder our ability to execute strategic business activities, as well as negatively impact our stock price;

•significant disruption of global financial markets, which could cause fluctuations in currency exchange rates or negatively impact our ability to access capital markets;

•inability to access capital markets on terms that are not significantly detrimental to our business because our revenue growth rate has slowed due to our inability to sell and implement the Accelerate Pheno system as forecasted prior to the pandemic at a stage in our maturation when we are cash flow negative and have significant indebtedness in the form of convertible senior notes;

•negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely; and

•illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business;

Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us.

The potential effects of COVID-19 may also impact many of our other risk factors discussed in in Part I, Item 1A, Risk Factors, in our Annual report on Form 10-K for the year ended December 31, 2019. The degree to which COVID-19 ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
10.1	Letter Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.2	2020 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 8, 2020
10.3	Form of 2020 Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on form 8-K filed on April 8, 2020
10.4	Promissory Note, dated April 14, 2020, by and between Registrant and Zions	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 20, 2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

May 8, 2020	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2020	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)