Form 10-Q
period 2020-06-30
Accelerate Diagnostics, Inc
filed 2020-08-10
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020
OR
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

As of August 5, 2020, there were 56,355,247 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$47,368	$61,014
Investments	41,326	47,437
Trade accounts receivable	2,592	3,222
Inventory	8,723	8,059
Prepaid expenses	1,400	955
Other current assets	1,099	1,165
Total current assets	102,508	121,852
Property and equipment, net	8,004	7,905
Right of use assets	3,569	3,917
Other non-current assets	734	750
Total assets	$114,815	$134,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,702	$2,351
Accrued liabilities	3,346	3,828
Accrued interest	1,262	1,262
Deferred revenue	232	271
Current portion of long-term debt	2,129	—
Current operating lease liability	447	450
Total current liabilities	10,118	8,162
Non-current operating lease liability	3,366	3,579
Other non-current liabilities	190	19
Long-term debt	2,662	—
Convertible notes	135,469	130,043
Total liabilities	$151,805	$141,803

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 56,249,482 shares issued and outstanding on June 30, 2020 and 85,000,000 common shares authorized with 54,708,792 shares issued and outstanding on December 31, 2019	56	55
Contributed capital	463,178	452,344
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(455,297)	(414,653)
Accumulated other comprehensive income (loss)	140	(58)
Total stockholders’ deficit	(36,990)	(7,379)
Total liabilities and stockholders’ deficit	$114,815	$134,424

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net sales	$2,125	$1,806	$4,468	$3,557

Cost of sales	1,171	907	2,459	1,823
Gross profit	954	899	2,009	1,734

Costs and expenses:
Research and development	5,347	6,149	11,189	13,083
Sales, general and administrative	11,332	12,837	24,275	25,559
Total costs and expenses	16,679	18,986	35,464	38,642

Loss from operations	(15,725)	(18,087)	(33,455)	(36,908)

Other income (expense):
Interest expense	(3,835)	(3,528)	(7,584)	(6,987)
Foreign currency exchange gain (loss)	91	6	(37)	(53)
Interest income	224	812	604	1,653
Other income (expense), net	15	(1)	(67)	(3)
Total other expense, net	(3,505)	(2,711)	(7,084)	(5,390)

Net loss before income taxes	(19,230)	(20,798)	(40,539)	(42,298)
Provision for income taxes	—	(17)	—	(238)
Net loss	$(19,230)	$(20,815)	$(40,539)	$(42,536)

Basic and diluted net loss per share	$(0.35)	$(0.38)	$(0.74)	$(0.78)
Weighted average shares outstanding	55,445	54,476	55,139	54,407

Other comprehensive loss:
Net loss	$(19,230)	$(20,815)	$(40,539)	$(42,536)
Net unrealized gain (loss) on debt securities available-for-sale	(44)	98	179	219
Foreign currency translation adjustment	34	50	19	(26)
Comprehensive loss	$(19,240)	$(20,667)	$(40,341)	$(42,343)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(40,539)	$(42,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,571	1,236
Amortization of investment discount	13	(320)
Equity-based compensation	7,615	6,278
Amortization of debt discount and issuance costs	5,426	4,843
Realized loss on sale of investments	3	—
Loss on disposal of property and equipment	527	407
Contributions to deferred compensation plan	(160)	—
(Increase) decrease in assets:
Accounts receivable	550	(51)
Inventory	(1,979)	(2,217)
Prepaid expense and other	(363)	(588)
Increase (decrease) in liabilities:
Accounts payable	390	476
Accrued liabilities, and other	(581)	(1,110)
Deferred revenue and income	(39)	38
Deferred compensation	171	(18)
Net cash used in operating activities	(27,395)	(33,562)

Cash flows from investing activities:
Purchases of equipment	(643)	(76)
Purchase of marketable securities	(21,509)	(17,601)
Proceeds from sales of marketable securities	—	13,400
Maturities of marketable securities	27,844	54,447
Net cash provided by investing activities	5,692	50,170

Cash flows from financing activities:
Proceeds from issuance of common stock	216	251
Proceeds from exercise of options	3,031	4,369
Proceeds from debt	4,791	—
Net cash provided by financing activities	8,038	4,620

Effect of exchange rate on cash	19	(19)

(Decrease) increase in cash and cash equivalents	(13,646)	21,209
Cash and cash equivalents, beginning of period	61,014	66,260
Cash and cash equivalents, end of period	$47,368	$87,469

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$1,288	$1,715
Supplemental cash flow information:
Interest paid	$2,144	$2,144
Income taxes paid, net of refunds	$26	$9

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Common stock shares outstanding
Beginning	54,994	54,454	54,709	54,232
Exercise of options	1,247	53	1,517	268
Issuance of common stock under employee purchase plan	8	5	23	12
Ending	56,249	54,512	56,249	54,512

Common stock
Beginning	$55	$54	$55	$54
Exercise of Options	1	1	1	1
Ending	$56	$55	$56	$55

Contributed capital
Beginning	$457,987	$440,154	$452,344	$432,885
Exercise of options	1,713	692	3,031	4,369
Issuance of common stock under employee purchase plan	104	111	215	250
Equity-based compensation	3,374	2,900	7,588	6,353
Ending	$463,178	$443,857	$463,178	$443,857

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Accumulated deficit
Beginning	$(436,067)	$(352,069)	$(414,653)	$(330,348)
Cumulative effect of accounting changes	—	—	(105)	—
Net loss	(19,230)	(20,815)	(40,539)	(42,536)
Ending	$(455,297)	$(372,884)	$(455,297)	$(372,884)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$150	$(104)	$(58)	$(149)
Net unrealized gain on debt securities available-for-sale	(44)	98	179	219
Foreign currency translation adjustment	34	50	19	(26)
Ending	$140	$44	$140	$44

Total stockholders' equity (deficit)	$(36,990)	$26,005	$(36,990)	$26,005

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

The estimated fair value of the Company’s convertible note represents a Level 2 measurement. See Note 11, Convertible Notes for further detail on the Company’s convertible notes.

The estimated fair value of the Company’s long-term debt represents a Level 3 measurement, as the Loan is privately held with no public market. The carrying amount of the Loan approximates fair value due to the short-term nature of this instrument. See Note 10, Long-Term Debt for further detail on the Company’s long-term debt.

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

Investments

The Company invests in various debt securities available-for-sale and equity securities which are primarily held in the custody of major financial institutions. Debt securities available-for-sale consist of certificates of deposit, U.S. government and agency securities, commercial paper, asset-backed securities, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the condensed consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of statements of operations and comprehensive loss. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses as of June 30, 2020 was $0.1 million.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and this evaluation is performed at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of June 30, 2020 and December 31, 2019.

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

Warranty reserve activity for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$342	$206	$403	$215
Provisions	—	—	—	70
Warranty cost incurred	(37)	(10)	(98)	(89)
Ending balance	$305	$196	$305	$196

Paycheck Protection Program (PPP) Loan

The PPP was established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, through a significant expansion of the Small Business Administration (“SBA”) 7(a) loan program. On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million.

The Company elected to account for the PPP Note in accordance with ASC 470, Debt, with interest accrued in accordance with the interest method under ASC 835-30, Imputation of Interest. The Company recognized the entire PPP Note amount as a liability on the balance sheet, with interest accrued and expensed over the term of the loan. The Company did not impute additional interest at a market rate because transactions where interest rates are prescribed by governmental agencies are excluded from the scope of ASC 835-30.

The PPP Note will remain a liability until either of the following criteria are met:

•The Company has been legally released from being the primary obligor under the liability (i.e. the PPP Note is for-given)

•The Company pays the lender and is relieved of its obligation for the liability

See Note 10, Long-Term Debt for further detail regarding the PPP Note.

Convertible Notes

The Company accounts for convertible debt instruments that may be settled in cash or equity upon conversion, which includes the 2.50% Senior Convertible Notes due 2023 (the “Notes”), by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. The Company determined the carrying amount of the liability component of the Notes by using estimates and assumptions that market participants would use in pricing a debt instrument. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

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

The Company determines revenue recognition through the following steps:

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and six months ended June 30, 2020.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of June 30, 2020 and December 31, 2019, the Company was not party to finance lease arrangements.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

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

Nonqualified Cash Deferral Plan

The Company's Cash Deferral Plan (the “Deferral Plan”), provides certain key employees, with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liabilities in the condensed consolidated balance sheet.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removes, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. Level 3 fair value measurement disclosures should be applied prospectively while all other amendments should be applied retrospectively. The Company adopted ASU 2018-13 on January 1, 2020, which had no impact to our condensed consolidated financial statements as the Company did not carry Level 3 fair value items upon implementing this ASU on January 1, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. In November 2018, ASU 2018-19 was issued which amended the standard to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU 2019-04, 2019-05, 2019-10, ASU 2019-11, 2020-02 and 2020-03 to provide additional guidance on the credit losses standard. ASU 2016-13 amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Previously, an “incurred loss” methodology was used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. This amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities are now recorded in current period net income. The Company adopted ASU 2016-13 on January 1, 2020. We adopted this standard using a modified-retrospective approach, and recorded a $0.1 million cumulative-effect adjustment to the opening balance of accumulated deficit in connection with the adoption. This adjustment was recorded to establish an allowance for trade account receivables and investment in leases. No cumulative-effect adjustment was recorded for unrealized losses on debt securities available-for-sale as the issuers of such securities held by us were of high credit quality. As a result, the condensed consolidated financial statements for the current periods are presented under the new standard, while the comparative prior year period is not adjusted and continues to be reported in accordance with our historical accounting policy.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of June 30, 2020, three of the Company's financial institutions held 59%, 18% and 12% of the Company’s cash and cash equivalents, respectively. As of December 31, 2019, two of the Company's financial institutions held 73% and 18% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. None of the Company's customers accounted for 10% or more of the net accounts receivable balance as of June 30, 2020. The Company had one customer that accounted for 11% of the Company’s net accounts receivable balance as of December 31, 2019.

Customers who represented 10% or more of the Company’s total revenue during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer A	10%	*	*	*
Customer B	*	13%	*	*
Customer C	*	11%	*	*
Customer D	*	*	*	10%

* Less than 10% for the period indicated

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$28,348	$—	$—	$28,348
Total cash and cash equivalents	28,348	—	—	28,348
Equity investments:
Mutual funds	160	—	—	160
Total equity investments	160	—	—	160
Debt securities available-for-sale:
Certificates of deposit	—	4,961	—	4,961
U.S. Treasury securities	19,193	—	—	19,193
U.S. Agency securities	—	2,510	—	2,510
Corporate notes and bonds	—	14,502	—	14,502
Debt securities available-for-sale	19,193	21,973	—	41,166
Total assets measured at fair value	$47,701	$21,973	$—	$69,674

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$43,745	$—	$—	$43,745
Commercial paper	—	1,993	—	1,993
Corporate notes and bonds	—	1,006	—	1,006
Total cash and cash equivalents	43,745	2,999	—	46,744
Debt securities available-for-sale:
Certificates of deposit	—	5,663	—	5,663
U.S. Treasury securities	12,579	—	—	12,579
U.S. Agency securities	—	3,998	—	3,998
Commercial paper	—	2,491	—	2,491
Corporate notes and bonds	—	22,706	—	22,706
Debt securities available-for-sale	12,579	34,858	—	47,437
Total assets measured at fair value	$56,324	$37,857	$—	$94,181

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

In 2018, the Company issued the Notes, for total proceeds of $171.5 million, as described in Note 11, Convertible Notes. At June 30, 2020 and December 31, 2019, the fair value of the Notes were $122.8 million and $133.8 million, respectively. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy. See Note 11, Convertible Notes for further detail on the Company’s convertible notes.

On April 14, 2020, the Company entered into the PPP Note evidencing a loan in the amount of $4.8 million, which approximates the fair value due to the short-term nature of the instrument. The estimated fair value of the Company’s long-term debt represents a Level 3 measurement, as the Loan is privately held with no public market. See Note 10, Long-Term Debt for further detail on the PPP Note.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$4,925	$36	$—	$4,961
U.S. Treasury securities	19,086	107	—	19,193
U.S. Agency securities	2,510	—	—	2,510
Corporate notes and bonds	14,444	58	—	14,502
Total	$40,965	$201	$—	$41,166

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,646	$17	$—	$5,663
U.S. Treasury securities	12,564	16	(1)	12,579
U.S. Agency securities	4,002	—	(4)	3,998
Commercial paper	2,492	—	(1)	2,491
Corporate notes and bonds	22,711	6	(11)	22,706
Total	$47,415	$39	$(17)	$47,437

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$40,718	$40,915	$43,627	$43,650
Due in 1-3 years	247	251	3,788	3,787
	$40,965	$41,166	$47,415	$47,437

Proceeds from sales of debt securities available-for-sale (including principal paydowns) for the three months ended June 30, 2020 and 2019 were $0 and $4.4 million, respectively, and for the six months ended June 30, 2020 and 2019 were $0 and $13.4 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three and six months ended June 30, 2020 and 2019. No material balances were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%. As of June 30, 2020 there were no debt securities available-for-sale in an unrealized loss position.

As of June 30, 2020 the Company carried debt securities available-for-sale that were certificates of deposits, which were not covered by a rating agency or the credit rating was below the Company's minimum credit rating. As of June 30, 2020 all of the Company's certificate deposits were below the FDIC's insurance limit of $250 thousand per depositor which mitigated the Companies investment risk. All other debt securities available-for-sale had a credit rating of A- or better as of June 30, 2020.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at June 30, 2020 was $0.2 million. There were no material unrealized gains or losses on equity securities recorded in income for the three and six months ended June 30, 2020. These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for the three and six months ended June 30, 2020.

NOTE 6. INVENTORY

Inventories consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$5,500	$4,854
Work in process	1,237	1,561
Finished goods	1,986	1,644
	$8,723	$8,059

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment	$2,595	$2,477
Technical equipment	3,983	3,681
Facilities	3,687	3,883
Instruments	8,100	7,491
Capital projects in progress	336	238
Total property and equipment	$18,701	$17,770
Accumulated depreciation	(10,697)	(9,865)
Property and equipment, net	$8,004	$7,905

Depreciation expense for the three months ended June 30, 2020 and 2019 was $0.6 million and $0.5 million, respectively, and for the six months ended June 30, 2020 and 2019 was $1.2 million and $1.1 million, respectively.

Gross assets under operating leases where the Company is the lessor at June 30, 2020 and December 31, 2019 is $5.5 million and $4.6 million, respectively. The underlying accumulated depreciation under operating leases where the Company is the lessor at June 30, 2020 and December 31, 2019 is $1.3 million and $0.8 million, respectively.

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-resistant Enterobacteriaceae directly from whole blood. The grant is paid to the Company incrementally through sub-awards. The cumulative amount awarded to date under these sub-awards is $1.5 million. The amount invoiced for each of the three months ended June 30, 2020 and 2019 was $0.1 million, and for the six months ended June 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Subsequent to the original term of the grant the National Institute of Health has provided incremental annual extensions that have allowed the Company to provide additional services.

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of June 30, 2020 and December 31, 2019 follows (in thousands):

	June 30,	December 31,
	2020	2019
Products and services not yet delivered	$232	$271

We recognized $0.1 million and $0.2 million of revenues that were included in the beginning contract liabilities balances during the three and six months ended June 30, 2020, respectively. No material revenues were recognized that were included in the beginning contract liabilities balances during the three and six months ended June 30, 2019. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2020, $4.5 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagent rental, sales-type lease agreements. The agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 10. LONG-TERM DEBT

On April 14, 2020, the Company entered into the PPP Note evidencing an unsecured loan in the amount of $4.8 million made to the Company under the PPP. The PPP was established under the CARES Act and is administered by the SBA.

The PPP Note matures on April 14, 2022 and bears interest at a rate of 1% per annum. Beginning November 14, 2020, the Company is required to make 18 monthly payments of principal and interest in the amount of $0.3 million. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Note may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the PPP Note documents. The occurrence of an event of default will result in an increase in the interest rate to 18% per annum and provides the lender with customary remedies, including the right to require immediate payment of all amounts owed under the PPP Note.

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the lender for forgiveness for the amount due on the PPP Note. The amount eligible for forgiveness is based on the amount of PPP Note proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of PPP Note proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. As of June 30, 2020 the Company had not applied for forgiveness.

The following presents maturities of future principal obligations under the PPP Note as of June 30, 2020 (in thousands):

Remainder of 2020	$517
2021	3,200
2022	1,074
2023	—
2024	—
Thereafter	—
Total	$4,791

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

The Notes at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(33,932)	(39,042)
Unamortized debt issuance	(2,099)	(2,415)
Net carrying amount of the liability component	$135,469	$130,043

Interest expense for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual coupon interest	$1,072	$1,072	$2,144	$2,144
Amortization of the debt discount	2,591	2,313	5,109	4,561
Amortization of debt issuance costs	160	143	316	282
Total interest expense on convertible notes	$3,823	$3,528	$7,569	$6,987

As of June 30, 2020 and December 31, 2019, no Notes were convertible pursuant to their terms.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares issuable upon the release of restricted stock units	704	25	704	25
Shares issuable upon exercise of stock options	9,773	9,102	9,773	9,102
	10,477	9,127	10,477	9,127

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 11, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of June 30, 2020, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.

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

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2020	10,132,562	$12.28
Granted	1,553,314	8.01
Forfeited	(303,023)	14.96
Exercised	(1,490,048)	2.03
Expired	(119,562)	19.38
Options Outstanding June 30, 2020	9,773,243	$12.99

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
Expected term (in years)	5.83	5.65
Volatility	60%	58%
Expected dividends	—	—
Risk free interest rates	0.39%	2.38%
Weighted average fair value	$4.72	$11.08

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2020:

	Options Outstanding	Options Exercisable
Number of options	9,773,243	5,427,723
Weighted average remaining contractual term (in years)	6.27	4.30
Weighted average exercise price	$12.99	$11.80
Weighted average fair value	$8.19	$7.69
Aggregate intrinsic value (in thousands)	$44,119	$32,341

The following table summarizes RSU and restricted stock award activity for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2020	14,332	$16.66
Granted	739,217	11.30
Forfeited	(21,719)	9.01
Vested/released	(28,141)	9.79
Outstanding June 30, 2020	703,689	$11.54

The table below summarizes equity-based compensation expense for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$59	$52	$130	$107
Research and development	335	802	1,458	2,329
Sales, general and administrative	3,022	2,027	6,027	3,842
	$3,416	$2,881	$7,615	$6,278

The table below summarizes share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost capitalized to inventory	$28	$96	$138	$240

As of June 30, 2020, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $20.5 million and $4.6 million, respectively. This is expected to be recognized over the years 2020 through 2025.

Included in the above-noted stock options outstanding and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based stock options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the plan. The expected term for performance-based stock options is 5 to 7 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

In August 2018, the Company granted 225,000 performance-based stock options. As of June 30, 2020 the performance obligations had been met for 75,000 options which became exercisable, and the remaining 150,000 options were forfeited for the performance targets not being achieved. No stock compensation expense for the forfeited performance-based stock options was recognized. The stock compensation expense for the vested options was recorded in prior periods.

In April 2020, the Company granted another 105,000 performance-based stock options. As of June 30, 2020 the performance obligations were not yet probable and the entire balance was outstanding. None of these options have been forfeited and no stock compensation expense was recorded as of June 30, 2020.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Performance-based stock option expense	$—	$107

Included in the above-noted RSU and restricted stock award outstanding amount are performance-based RSU's which vest only upon the achievement of certain targets. Performance-based RSU's contingently vest over a period of 1 to 3 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

During the six months ended June 30, 2020, the Company granted 351,396 performance-based RSU's, with 337,343 performance-based RSU's being outstanding as of June 30, 2020. None of the performance goals had become probable of being achieved, and no expense was recorded at June 30, 2020.

NOTE 14. INCOME TAXES

For the six months ended June 30, 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the three and six months ended June 30, 2020 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $40.5 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At June 30, 2020, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

On March 27, 2020, the U.S. enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the U.S. economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. Management does not expect the CARES Act to have a material impact on the Company’s income tax position for financial reporting purposes. The Company will continue its assessment of the CARES Act on its financial statements, as changes in tax legislation and further guidance for the CARES Act become available in the subsequent quarters.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and six months ended June 30, 2020, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

NOTE 15. COMMITMENTS

Clinical Trial & Study Agreements

The Company has entered into master agreements with clinical trial and study sites in which we typically pay a set amount for start-up costs and then pay for work performed. These agreements typically indemnify the clinical trial sites from any and all losses arising from third party claims as a result of the Company's negligence, willful misconduct or misrepresentation. The expenses for start-up costs and work performed for these trials and studies is recorded as research and development or sales, general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive loss. No commitments were recorded in connection with indemnifying these sites during the three and six months ended June 30, 2020 and 2019.

NOTE 16. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$183	$83	$366	$165
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$17	$—
Lease Cost
Operating leases	$248	$83	$513	$165
Short-term leases	$6	$299	$35	$590

The weighted average remaining lease term on our operating leases is 4.9 years. The weighted average discount rate on those leases is 7%.

The following presents maturities of operating lease liabilities in which we are the lessee as of June 30, 2020 (in thousands):

Remainder of 2020	$351
2021	753
2022	875
2023	968
2024	1,055
Thereafter	609
Total lease payments	4,611
Less imputed interest	(797)
$3,814

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of June 30, 2020, the total net investment in these leases was $1.2 million. The following presents maturities of lease receivables under sales-type leases as of June 30, 2020 (in thousands):

Remainder of 2020	$234
2021	416
2022	359
2023	101
2024	47
Thereafter	43
Total undiscounted cash flows	1,200
Less imputed interest	—
Present value of lease payments	$1,200

NOTE 17. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 6% and 24% for the three months ended June 30, 2020 and 2019, respectively, and 8% and 28% for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, balances due from foreign customers, in U.S. dollars, were $1.3 million and $2.1 million, respectively.

The following presents total net sales by geographic territory for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Domestic	$2,003	$1,380	$4,091	$2,551
Foreign	122	426	377	1,006
	$2,125	$1,806	$4,468	$3,557

The following presents total net sales by line of business for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Accelerate Pheno revenue	$2,093	$1,777	$4,398	$3,483
Other revenue	32	29	70	74
	$2,125	$1,806	$4,468	$3,557

The following presents total net sales by products and services for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Products	$1,937	$1,695	$4,079	$3,389
Services	188	111	389	168
	$2,125	$1,806	$4,468	$3,557

Lease income included in net sales was $0.3 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively, which does not represent revenues recognized from contracts with customers.

The following presents property and equipment, net by geographic territory (in thousands):

	June 30,	December 31,
	2020	2019
Domestic	$7,456	$7,244
Foreign	548	661
	$8,004	$7,905

NOTE 18. RELATED PARTY TRANSACTIONS

As discussed in Note 11, Convertible Notes the Company issued Notes in March 2018. As of June 30, 2020 and December 31, 2019 an entity controlled by one member of the Company's board of directors held an aggregate of $42.0 million of the Notes.

On August 20, 2019, the Company and an entity affiliated with then Chief Operating Officer and current Chief Executive Officer of the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the issuance and sale by the Company of an aggregate of 55,586 shares of the Company’s common stock (the “Shares”) in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Shares were sold at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the shares) of $17.99 per share, which was equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Purchase Agreement. The $1.0 million of proceeds were recorded to contributed capital.

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

Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the COVID-19 pandemic and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the SEC including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the section entitled “Risk Factor” in this Form 10-Q and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2017, we began selling the Accelerate Pheno system in hospitals in the U.S., Europe, and the Middle East. Consistent with the Company's “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale of the instruments and the sale of single use consumable test kits.

In 2019, based upon our initial experience selling and implementing the Accelerate Pheno system, we implemented initiatives to improve and refine our commercial execution and to re-engineer our product implementation processes. Improving our commercial and implementation capabilities remains an emphasis going forward, along with geographic expansion and product innovation.

On April 13, 2020 we signed a non-exclusive agreement with BioCheck to sell MS-FAST, a fully-automated chemiluminescence immunoassay analyzer, along with BioCheck’s SARS-CoV-2 tests for the detection of IgG and IgM antibodies (together the “BioCheck COVID-19 Serology System”) in North America, Europe and the Middle East. We will pay BioCheck a pre-defined price for the sale of each BioCheck COVID-19 Serology System device and assay. The BioCheck COVID-19 Serology System has a CE Mark and FDA Emergency Use Authorization approval is pending. The BioCheck COVID-19 Serology System will be the first third-party product sold by Accelerate, the first product sold by Accelerate outside bacterial infections, and will be directed at the rapidly evolving COVID-19 serology market. As such, there are uncertainties regarding market demand, market acceptance, supply constraints, FDA authorization, ramp up expenditures, and other factors impacting market penetration.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities,and restricting the operations of certain businesses, including restaurants, bars, gyms, theaters and water parks. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations.

For example, as a result of the pandemic, during March 2020 and throughout the second quarter of 2020, our access to customers to sell and implement the Accelerate Pheno system diminished as hospitals became primarily focused on the COVID-19 pandemic. The limited access to current and potential customers has significantly reduced our ability to complete sales of new Accelerate Pheno systems and to implement previously sold Accelerate Pheno systems, thereby reducing the growth of our consumable test kits. We are uncertain how long these conditions will persist potentially impacting the contracting of new customers and reestablishing a normal cadence on implementations with currently contracted customers.

The reduced sales and implementations caused by the COVID-19 pandemic lowered our expected revenue growth in the second quarter of 2020. Because we believe our reduced revenue growth will persist through 2020, at the end of the second quarter of 2020 we furloughed certain employees and implemented salary reductions for executives and other highly compensated employees. We expect some of the furloughs to be permanent, and others to continue until the end of the year.

As a medical device company, we have not experienced any disruptions to our ability to manufacture our products at our Tucson, Arizona headquarters under the various State of Arizona executive orders relating to the COVID-19 pandemic because we were classified as an essential service. We currently expect that, should future orders be issued, we would be able to sustain our essential operations. Our third-party manufacturing supply chain for Accelerate Pheno systems and consumable test kits remains stable. However, the economic effects of the COVID-19 pandemic remain unpredictable, and we are closely monitoring the ability of all our suppliers to provide us with materials necessary for the manufacture of Accelerate Pheno systems and consumable test kits.

Additionally, the Company received loan proceeds of approximately $4.8 million under the Paycheck Protection Program established under the CARES Act. For additional information about the loan, refer to Item 1, Note 10, Long-Term Debt in this Form 10-Q.

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

Changes in Results of Operations: Three and six months ended June 30, 2020 compared to three and six months ended June 30, 2019

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$2,125	$1,806	$319	18%	$4,468	$3,557	$911	26%

For the three and six months ended June 30, 2020, total revenues increased as compared to the three and six months ended June 30, 2019 primarily due to increased sales of Accelerate PhenoTest BC Kits.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of sales	$1,171	$907	$264	29%	$2,459	$1,823	$636	35%
Gross profit	$954	$899	$55	6%	$2,009	$1,734	$275	16%

For the three and six months ended June 30, 2020, cost of sales and gross profit increased as compared to the three and six months ended June 30, 2019 as a result of higher sales. This increase was primarily driven by an increase in consumable inventory sales. Inventory without a cost basis was sold to customers for the three and six months ended June 30, 2020 and 2019. Pre-launch inventory previously not capitalized and expensed in a previous period for the three months ended June 30, 2020 and 2019, was $0.0 million and $0.1 million, respectively, and $0.1 million for each of the six months ended June 30, 2020 and 2019, respectively.

Cost of sales included non-cash equity-based compensation of $0.1 million for each of the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$5,347	$6,149	$(802)	(13)%	$11,189	$13,083	$(1,894)	(14)%

Research and development expenses for the three and six months ended June 30, 2020 decreased compared to the three and six months ended June 30, 2019. The decrease was the result of a decrease in external studies spend, other cost containment measures, and employee non-cash equity-based compensation. Research and development expenses included non-cash equity-based compensation of $0.3 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $1.5 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales, general and administrative	$11,332	$12,837	$(1,505)	(12)%	$24,275	$25,559	$(1,284)	(5)%

Sales, general and administrative expenses for the three and six months ended June 30, 2020 decreased as compared to the three and six months ended June 30, 2019. This decrease is primarily the result of multiple state and local governments implementing stay-at-home orders to respond to the spread of COVID-19 pandemic. As well as hospitals limiting access of their facilities to primarily focus on COVID-19 initiatives. These circumstances resulted in decreased expenses associated with travel, trade shows, and instrument demonstration expenses. In addition management also implemented additional cost containment initiatives to reduce other expenses such as services and marketing expenses.

These cost reductions were offset in part by increases in non-cash equity-based compensation expenses for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. Sales, general and administrative expenses included non-cash equity-based compensation of $3.0 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $6.0 million and $3.8 million for the six months ended June 30, 2020 and 2019, respectively. Non-cash equity-based compensation increased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 due to larger stock options and stock awards granted to employees during the three months ended June 30, 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Loss from operations	$(15,725)	$(18,087)	$2,362	(13)%	$(33,455)	$(36,908)	$3,453	(9)%

For the three and six months ended June 30, 2020, our loss from operations decreased as compared to the three and six months ended June 30, 2019. The decreases were primarily the result of a decreases in research and development expenses, and sales, general and administrative expenses, combined with an increase in net sales as described above.

Loss from operations included non-cash equity-based compensation of $3.4 million and $2.9 million for the three months ended June 30, 2020 and 2019, respectively, and $7.6 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total other expense, net	$(3,505)	$(2,711)	$(794)	29%	$(7,084)	$(5,390)	$(1,694)	31%

Other expense for the three and six months ended June 30, 2020 increased as compared to the three and six months ended June 30, 2019. The increases were primarily the result of decreased interest income and increased interest expense for the three and six months ended June 30, 2020.

For the three months ended June 30, 2020 and 2019, the Company incurred interest expense associated with our Notes of $3.8 million and $3.5 million, respectively, and $7.6 million and $7.0 million for the six months ended June 30, 2020 and 2019, respectively.

These amounts were partially offset by investment income of $0.2 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively and $0.6 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Provision for income taxes	$—	$(17)	$17	NM	$—	$(238)	$238	NM

NM indicates percentage is not meaningful

For the three and six months end June 30, 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. For the three and six June 30, 2019, the Company recorded tax provisions related to tax benefits from tax refunds generated by our foreign subsidiaries for international income taxes previously paid.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock and the issuance of our convertible notes. As of June 30, 2020, the Company had $88.7 million in cash and cash equivalents and investments, a decrease of $19.8 million from $108.5 million at December 31, 2019. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Item 1, Note 16, Leases.

As of June 30, 2020, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months.

Our primary use of capital has been for the commercialization and development of the Accelerate Pheno system. We believe our capital requirements will continue to be met with our existing cash balance and those provided by revenue, grants, exercises of stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, or if our business is negatively impacted by the COVID-19 pandemic more seriously or for longer than we currently expect, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019:

Cash Flow Summary
	Six Months Ended June 30,
	(in thousands)
	2020	2019	$ Change
Net cash used in operating activities	$(27,395)	$(33,562)	$6,167
Net cash provided by investing activities	5,692	50,170	(44,478)
Net cash provided by financing activities	8,038	4,620	3,418

Cash flows from operating activities

The net cash used in operating activities was $27.4 million and $33.6 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development, sales and marketing, along with other factors. A decrease in our net loss, along with increases in non-cash expenses resulted in a decrease in cash used in operating activities for the six months ended June 30, 2020 compared to the prior year period.

Cash flows from investing activities

The net cash provided by investing activities was $5.7 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company purchased marketable securities of $21.5 million, which were offset in part by maturities of marketable securities of $27.8 million. The net cash provided by investing activities was $50.2 million for the three months ended June 30, 2019. During the six months ended June 30, 2019, the Company had proceeds from sales and maturities of marketable securities of $67.8 million, which were offset in part by purchases of marketable securities of $17.6 million.

The Company had an increase in marketable securities purchases during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, due to the Company liquidating a portion of its money market funds carried as cash and cash equivalents as of December 31, 2019, and reinvesting these balances in debt securities available-for-sale during the six months ended June 30, 2020. The Company had larger proceeds from sales and maturities of marketable securities for the six months ended June 30, 2019 compared to the six months ended June 30, 2020 due to the Company carrying larger balance of debt securities available-for-sale during the six months ended June 30, 2019.

Cash flows from financing activities

The net cash provided by financing activities was $8.0 million and $4.6 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 the Company collected $4.8 million in proceeds in connection with the PPP Note resulting in an increase in net cash provided by financing activities for the six months ended June 30, 2020.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes were allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. For additional information about the Notes, refer to Item 1, Note 11, Convertible Notes in this Form 10-Q.

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

Paycheck Protection Program (PPP) Loan

On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million. The PPP Note matures on April 14, 2022 and bears interest at a rate of 1% per annum. Beginning November 14, 2020, the Company is required to make 18 monthly payments of principal and interest in the amount of $0.3 million. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Note may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. For additional information about the PPP Note, refer to Item 1, Note 10, Long-Term Debt in this Form 10-Q.

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of loan proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. As of June 30, 2020 the Company had not applied for forgiveness.

Contractual Obligations

A table reflecting certain of our specified contractual obligations as of December 31, 2019 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2019 Form 10-K. During the three months ended June 30, 2020, the Company entered into the PPP Note in the amount of $4.8 million. The PPP Note matures on April 14, 2022 and bears interest at a rate of 1% per annum. Beginning November 14, 2020, the Company is required to make 18 monthly payments of principal and interest in the amount of $0.3 million. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. For additional information about the PPP Note, refer to Item 1, Note 10, Long-Term Debt in this Form 10-Q.

With the exception of this item, there were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended June 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Additional critical accounting policies added to Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies include the Company's accounting policy relating to the PPP Note recorded during the three months ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.0 million as of June 30, 2020 and $0.3 million as of December 31, 2019.

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

Although the Company’s Notes are based on a fixed rate, changes in interest rates could impact the fair market value of the Notes. As of June 30, 2020, the fair market value of the Notes was $122.8 million. For additional information about the Notes, refer to Item 1, Note 11, Convertible Notes in this Form 10-Q.

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our cost, expense and capital purchasing activities for the six months ended June 30, 2020 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and U.S. dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain businesses, including restaurants, bars, gyms, theaters and water parks. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell or implement the Accelerate Pheno systems, as well as a modestly negative impact to the demand for our consumable test kits beginning in April 2020. In addition, in April and May 2020 our Accelerate Pheno kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. Since May 2020, our Accelerate Pheno kit orders have returned to more normal levels, but could decline again if COVID-19 surges cause hospitals to reduce or prohibit elective surgeries. For additional information, refer to “COVID-19 Update” in Part I, Item 2 of this Form 10-Q.

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

•interruptions, availability or delays in global shipping to transport our products;

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

Further, the spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, and suppliers. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

Additionally, COVID-19 could affect our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
10.1	2020 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 8, 2020
10.2	Form of 2020 Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on form 8-K filed on April 8, 2020
10.3	Promissory Note, dated April 14, 2020, by and between Registrant and Zions	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 20, 2020
10.4	Consulting Services Agreement by and between Registrant and Romney Humphries, dated May 5, 2020	Filed herewith
10.5	Sixth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 14, 2020
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

August 7, 2020	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2020	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)