Form 10-Q
period 2020-09-30
Accelerate Diagnostics, Inc
filed 2020-11-06
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020
OR
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

As of November 3, 2020, there were 57,029,694 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(in thousands, except share data)

	September 30,	December 31,
	2020	2019
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$27,029	$61,014
Investments	50,463	47,437
Trade accounts receivable	2,610	3,222
Inventory	9,459	8,059
Prepaid expenses	961	955
Other current assets	1,517	1,165
Total current assets	92,039	121,852
Property and equipment, net	7,104	7,905
Right of use assets	3,402	3,917
Other non-current assets	1,674	750
Total assets	$104,219	$134,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,372	$2,351
Accrued liabilities	3,176	3,828
Accrued interest	191	1,262
Deferred revenue	338	271
Current portion of long-term debt	511	—
Current operating lease liability	482	450
Total current liabilities	7,070	8,162
Non-current operating lease liability	3,231	3,579
Other non-current liabilities	259	19
Long-term debt	5,028	—
Convertible notes	138,299	130,043
Total liabilities	$153,887	$141,803

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 57,027,429 shares issued and outstanding on September 30, 2020 and 85,000,000 common shares authorized with 54,708,792 shares issued and outstanding on December 31, 2019	57	55
Contributed capital	469,302	452,344
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(474,054)	(414,653)
Accumulated other comprehensive income (loss)	94	(58)
Total stockholders’ deficit	(49,668)	(7,379)
Total liabilities and stockholders’ deficit	$104,219	$134,424

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net sales	$3,588	$2,271	$8,056	$5,827

Cost of sales	2,287	1,117	4,745	2,940
Gross profit	1,301	1,154	3,311	2,887

Costs and expenses:
Research and development	5,001	6,064	16,191	19,145
Sales, general and administrative	11,465	12,743	35,738	38,302
Total costs and expenses	16,466	18,807	51,929	57,447

Loss from operations	(15,165)	(17,653)	(48,618)	(54,560)

Other income (expense):
Interest expense	(3,955)	(3,598)	(11,540)	(10,585)
Foreign currency exchange gain (loss)	229	(89)	191	(142)
Interest income	149	676	753	2,329
Other expense, net	(15)	(9)	(82)	(12)
Total other expense, net	(3,592)	(3,020)	(10,678)	(8,410)

Net loss before income taxes	(18,757)	(20,673)	(59,296)	(62,970)
Provision for income taxes	—	239	—	—
Net loss	$(18,757)	$(20,434)	$(59,296)	$(62,970)

Basic and diluted net loss per share	$(0.33)	$(0.37)	$(1.07)	$(1.16)
Weighted average shares outstanding	56,560	54,553	55,617	54,456

Other comprehensive loss:
Net loss	$(18,757)	$(20,434)	$(59,296)	$(62,970)
Net unrealized gain (loss) on debt securities available-for-sale	(117)	10	62	229
Foreign currency translation adjustment	71	(113)	90	(139)
Comprehensive loss	$(18,803)	$(20,537)	$(59,144)	$(62,880)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,296)	$(62,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,270	1,862
Amortization of investment discount	43	(400)
Equity-based compensation	12,291	9,409
Amortization of debt discount and issuance costs	8,256	7,370
Realized loss on sale of investments	3	—
Loss on disposal of property and equipment	546	577
Contributions to deferred compensation plan	(248)	—
(Increase) decrease in assets:
Accounts receivable	532	(782)
Inventory and instruments in property and equipment	(1,734)	(3,286)
Prepaid expense and other	(1,267)	(319)
Increase (decrease) in liabilities:
Accounts payable	76	788
Accrued liabilities, and other	(759)	(2,115)
Accrued interest	(1,071)	(1,071)
Deferred revenue and income	67	33
Deferred compensation	240	(25)
Net cash used in operating activities	(40,051)	(50,929)

Cash flows from investing activities:
Purchases of equipment	(1,364)	(148)
Purchase of marketable securities	(44,589)	(20,710)
Proceeds from sales of marketable securities	—	13,400
Maturities of marketable securities	41,707	78,922
Net cash (used in) provided by investing activities	(4,246)	71,464

Cash flows from financing activities:
Proceeds from issuance of common stock	296	1,363
Proceeds from exercise of options	4,458	4,879
Proceeds from debt	5,552	—
Payment of debt	(13)	—
Net cash provided by financing activities	10,293	6,242

Effect of exchange rate on cash	19	(99)

(Decrease) increase in cash and cash equivalents	(33,985)	26,678
Cash and cash equivalents, beginning of period	61,014	66,260
Cash and cash equivalents, end of period	$27,029	$92,938

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$1,284	$3,225
Supplemental cash flow information:
Interest paid	$4,288	$4,288
Income taxes paid, net of refunds	$46	$54

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Common stock shares outstanding
Beginning	56,249	54,512	54,709	54,232
Proceeds from issuance of common stock	—	56	—	56
Exercise of options	770	66	2,287	334
Issuance of common stock under employee purchase plan	8	7	31	19
Ending	57,027	54,641	57,027	54,641

Common stock
Beginning	$56	$55	$55	$54
Exercise of Options	1	—	2	1
Ending	$57	$55	$57	$55

Contributed capital
Beginning	$463,178	$443,857	$452,344	$432,885
Proceeds from issuance of common stock	—	1,000	—	1,000
Exercise of options	1,427	510	4,458	4,879
Issuance of common stock under employee purchase plan	79	112	294	362
Equity-based compensation	4,618	3,130	12,206	9,483
Ending	$469,302	$448,609	$469,302	$448,609

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Accumulated deficit
Beginning	$(455,297)	$(372,884)	$(414,653)	$(330,348)
Cumulative effect of accounting changes	—	—	(105)	—
Net loss	(18,757)	(20,434)	(59,296)	(62,970)
Ending	$(474,054)	$(393,318)	$(474,054)	$(393,318)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$140	$44	$(58)	$(149)
Net unrealized gain on debt securities available-for-sale	(117)	10	62	229
Foreign currency translation adjustment	71	(113)	90	(139)
Ending	$94	$(59)	$94	$(59)

Total stockholders' equity (deficit)	$(49,668)	$10,220	$(49,668)	$10,220

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

The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. The promissory notes issued under the Paycheck Protection Program (PPP) and other long-term debt is privately held with no public market. The carrying amount of these notes approximates fair value. See Note 10, Long-Term Debt for further detail on the Company’s long-term debt.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses as of September 30, 2020 was $0.3 million.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and this evaluation is performed at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of September 30, 2020 and December 31, 2019.

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

Warranty reserve activity for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$305	$196	$403	$215
Provisions	72	77	72	147
Warranty cost incurred	(40)	(51)	(138)	(140)
Ending balance	$337	$222	$337	$222

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

The PPP Note will remain a liability until either of the following criteria are met:

•the Company has been legally released from being the primary obligor under the liability (i.e. the PPP Note is forgiven); or

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and nine months ended September 30, 2020.

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

Restructure Activity

During the three months ended September 30, 2020, following the completion of a strategic review of its Europe, the Middle East and Africa (“EMEA”) business, the Company's board of directors approved a plan to reduce its workforce, focus the geographies it plans to operate in, and terminate agreements with some distributors in geographies it plans on exiting (collectively, the “EMEA Restructuring Plan”). As of September 30, 2020, the Company substantially completed the workforce reduction portion of the EMEA Restructuring Plan, while the remaining restructuring activities are likely to occur through the end of the year. Restructuring charges are primarily comprised of employee severance and other post-employment benefits. The Company evaluates the nature of these costs to determine if they relate to on-going benefit arrangements which are accounted for under ASC 712 or one-time benefit arrangements which are accounted for under ASC 420. The Company incurred expense of $0.4 million in connection with the EMEA Restructuring Plan.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of September 30, 2020 and December 31, 2019, the Company was not party to finance lease arrangements.

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

Standards not yet adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 reduces the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. In addressing the complexity, this ASU amends the guidance on convertible instruments and the guidance on the derivatives scope exception for contracts in an entity’s own equity. This ASU will reduce the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP standards. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU is effective for us on January 1, 2022, with early adoption permitted. We are currently assessing the impact this will have on our condensed consolidated financial statements.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of September 30, 2020, four of the Company's financial institutions held 18%, 38%, 21% and 11% of the Company’s cash and cash equivalents, respectively. As of December 31, 2019, two of the Company's financial institutions held 73% and 18% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. None of the Company's customers accounted for 10% or more of the net accounts receivable balance as of September 30, 2020. The Company had one customer that accounted for 11% of the Company’s net accounts receivable balance as of December 31, 2019.

The Company did not have any customers who represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2020 and 2019.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,013	$—	$—	$5,013
Commercial paper	—	1,875	—	1,875
Total cash and cash equivalents	5,013	1,875	—	6,888
Equity investments:
Mutual funds	248	—	—	248
Total equity investments	248	—	—	248
Debt securities available-for-sale:
Certificates of deposit	—	6,857	—	6,857
U.S. Treasury securities	13,484	—	—	13,484
Commercial paper	—	9,345	—	9,345
Corporate notes and bonds	—	20,529	—	20,529
Debt securities available-for-sale	13,484	36,731	—	50,215
Total assets measured at fair value	$18,745	$38,606	$—	$57,351

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$43,745	$—	$—	$43,745
Commercial paper	—	1,993	—	1,993
Corporate notes and bonds	—	1,006	—	1,006
Total cash and cash equivalents	43,745	2,999	—	46,744
Debt securities available-for-sale:
Certificates of deposit	—	5,663	—	5,663
U.S. Treasury securities	12,579	—	—	12,579
U.S. Agency securities	—	3,998	—	3,998
Commercial paper	—	2,491	—	2,491
Corporate notes and bonds	—	22,706	—	22,706
Debt securities available-for-sale	12,579	34,858	—	47,437
Total assets measured at fair value	$56,324	$37,857	$—	$94,181

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

In 2018, the Company issued the Notes, for total proceeds of $171.5 million, as described in Note 11, Convertible Notes. At September 30, 2020 and December 31, 2019, the fair value of the Notes were $110.7 million and $133.8 million, respectively. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy. See Note 11, Convertible Notes for further detail on the Company’s convertible notes.

The Company's PPP Note along with its other long-term notes, cumulatively $5.5 million, approximate their fair value. The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. See Note 10, Long-Term Debt for further detail on the Company's long-term debt.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,838	$19	$—	$6,857
U.S. Treasury securities	13,435	49	—	13,484
U.S. Agency securities	—	—	—	—
Commercial paper	9,345	1	(1)	9,345
Corporate notes and bonds	20,513	19	(3)	20,529
Total	$50,131	$88	$(4)	$50,215

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,646	$17	$—	$5,663
U.S. Treasury securities	12,564	16	(1)	12,579
U.S. Agency securities	4,002	—	(4)	3,998
Commercial paper	2,492	—	(1)	2,491
Corporate notes and bonds	22,711	6	(11)	22,706
Total	$47,415	$39	$(17)	$47,437

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$49,874	$49,958	$43,627	$43,650
Due in 1-3 years	257	257	3,788	3,787
	$50,131	$50,215	$47,415	$47,437

Proceeds from sales of debt securities available-for-sale (including principal paydowns) for each of the three months ended September 30, 2020 and 2019 was $0, and for the nine months ended September 30, 2020 and 2019 were $0 and $13.4 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three and nine months ended September 30, 2020 and 2019. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%. As of September 30, 2020 there were no debt securities available-for-sale in a material unrealized loss position.

As of September 30, 2020 the Company carried debt securities available-for-sale that were certificates of deposits, which were not covered by a rating agency or the credit rating was below the Company's minimum credit rating. As of September 30, 2020 all of the Company's certificate deposits were below the FDIC's insurance limit of $250,000 per depositor which mitigated the Company's investment risk. All other debt securities available-for-sale had a credit rating of A- or better as of September 30, 2020.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at September 30, 2020 was $0.2 million. There were no material unrealized gains or losses on equity securities recorded in income for the three and nine months ended September 30, 2020. These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for the three and nine months ended September 30, 2020.

NOTE 6. INVENTORY

Inventories consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$5,128	$4,854
Work in process	2,257	1,561
Finished goods	2,074	1,644
	$9,459	$8,059

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment	$2,599	$2,477
Technical equipment	3,943	3,681
Facilities	3,690	3,883
Instruments	6,599	7,491
Capital projects in progress	1,047	238
Total property and equipment	$17,878	$17,770
Accumulated depreciation	(10,774)	(9,865)
Property and equipment, net	$7,104	$7,905

Depreciation expense for each of the three months ended September 30, 2020 and 2019 was $0.6 million, and for the nine months ended September 30, 2020 and 2019 was $1.8 million and $1.7 million, respectively.

Gross assets under operating leases where the Company is the lessor at September 30, 2020 and December 31, 2019 were $4.3 million and $4.6 million, respectively. The underlying accumulated depreciation under operating leases where the Company is the lessor at September 30, 2020 and December 31, 2019 was $1.1 million and $0.8 million, respectively.

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbepenem-

resistant Enterobacteriaceae directly from whole blood. The grant is paid to the Company incrementally through sub-awards. The cumulative amount awarded to date under these sub-awards is $1.5 million. The amount invoiced for the nine months ended September 30, 2020 and 2019 was $0.1 million and $0.2 million, respectively. Subsequent to the original term of the grant the National Institute of Health has provided incremental annual extensions that have allowed the Company to provide additional services.

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of September 30, 2020 and December 31, 2019 follows (in thousands):

	September 30,	December 31,
	2020	2019
Products and services not yet delivered	$338	$271

We recognized $0.1 million and $0.2 million of revenues that were included in the beginning contract liabilities balances during the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.3 million of revenues that were included in the beginning contract liabilities balances during the three and nine months ended September 30, 2019. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2020, $8.6 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 10. LONG-TERM DEBT

As of September 30, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
PPP Loan - 1% interest	$4,803	$—
Other Loans - various interest	736	—
Total debt	5,539	—
Current portion of long-term debt	511	—
Long-term debt	$5,028	$—

The following presents maturities of future principal obligations of long-term debt as of September 30, 2020 (in thousands):

Remainder of 2020	$76
2021	825
2022	1,604
2023	1,291
2024	1,304
Thereafter	439
Total	$5,539

Other notes payable

During the three months ended September 30, 2020, the Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.7 million, with interest rates ranging from 9.8% to 12.4% and maturities ranging from January 1, 2022 to September 2022. As of September 30, 2020, the current portion of long-term debt was $0.3 million and long-term debt was $0.4 million.

PPP Loan

On April 14, 2020, the Company entered into the PPP Note evidencing an unsecured loan in the amount of $4.8 million made to the Company under the PPP. The PPP was established under the CARES Act and is administered by the SBA.

On September 3, 2020 the Company's loan provider amended the PPP Note per the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”), which was enacted after the PPP Note was approved and funded. The PPP Flexibility Act amended the CARES Act to require that all PPP Notes made prior to June 5, 2020 be extended to a 5-year term. In accordance with this amendment the PPP Notes' original maturity date of April 14, 2022 was amended to April 14, 2025. The original terms of the loan required 18 monthly payments of principal and interest in the amount of $0.3 million starting November 14, 2020. These amended terms now require 45 monthly payments of principal and interest in the amount of $0.1 million starting August 14, 2021. The PPP Note's interest rate was unchanged and bears interest at a rate of 1% per annum.

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

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the lender for forgiveness for the amount due on the PPP Note. The amount eligible for forgiveness is based on the amount of PPP Note proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of PPP Note proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. As of September 30, 2020 the Company had submitted their application for forgiveness to the loan provider, which is currently under review.

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

The Notes at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(31,267)	(39,042)
Unamortized debt issuance	(1,934)	(2,415)
Net carrying amount of the liability component	$138,299	$130,043

Interest expense for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual coupon interest	$1,072	$1,072	$3,216	$3,216
Amortization of the debt discount	2,666	2,379	7,775	6,940
Amortization of debt issuance costs	165	147	481	429
Total interest expense on convertible notes	$3,903	$3,598	$11,472	$10,585

As of September 30, 2020 and December 31, 2019, no Notes were convertible pursuant to their terms.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares issuable upon the release of restricted stock units	722	20	722	20
Shares issuable upon exercise of stock options	8,952	10,159	8,952	10,159
	9,674	10,179	9,674	10,179

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 11, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of September 30, 2020, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.

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

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under all plans for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2020	10,132,562	$12.28
Granted	1,693,083	8.55
Forfeited	(486,864)	13.86
Exercised	(2,219,281)	2.01
Expired	(167,187)	19.83
Options Outstanding September 30, 2020	8,952,313	$13.89

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Expected term (in years)	6.14	6.46
Volatility	62%	59%
Expected dividends	—	—
Risk free interest rates	0.42%	1.47%
Weighted average fair value	$8.10	$9.66

The following table shows summary information for outstanding options and options that are exercisable (vested) as of September 30, 2020:

	Options Outstanding	Options Exercisable
Number of options	8,952,313	4,767,274
Weighted average remaining contractual term (in years)	6.26	4.51
Weighted average exercise price	$13.89	$13.28
Weighted average fair value	$8.73	$8.60
Aggregate intrinsic value (in thousands)	$15,514	$12,387

The following table summarizes RSU and restricted stock award activity for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2020	14,332	$16.66
Granted	807,751	11.47
Forfeited	(31,307)	9.72
Vested/released	(68,641)	9.85
Outstanding September 30, 2020	722,135	$11.80

The table below summarizes equity-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$119	$65	$249	$172
Research and development	1,349	897	2,807	3,226
Sales, general and administrative	3,208	2,169	9,235	6,011
	$4,676	$3,131	$12,291	$9,409

The table below summarizes share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost capitalized to inventory	$61	$92	$199	$332

As of September 30, 2020, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $17.4 million and $3.9 million, respectively. This is expected to be recognized over the years 2020 through 2025.

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

In August 2018, the Company granted 225,000 performance-based stock options. Of these performance-based stock options performance obligations had been met for 75,000 options which became exercisable in the prior year. The remaining 150,000 options were forfeited for the performance targets not being achieved. Of the total options forfeited, 50,000 of those options were forfeited during the nine months ended September 30, 2020. No stock compensation expense for the forfeited performance-based stock options was recognized. The stock compensation expense for the vested options was recorded in prior periods.

During the nine months ended September 30, 2020, the Company granted another 105,000 performance-based stock options. During the three and nine months ended September 30, 2020, 22,500 performance-based stock options vested due to the performance obligations being achieved. None of these options have been forfeited as of September 30, 2020.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Performance-based stock option expense	$109	$107

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

During the nine months ended September 30, 2020, the Company granted 361,338 performance-based RSU's. During the three and nine months ended September 30, 2020, 40,500 performance-based RSU's were released due to the performance obligations being achieved. At September 30, 2020 306,785 performance-based RSU's were outstanding. None of these performance-based RSU have been forfeited due to performance obligations not being achieved.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Performance-based RSU expense	$401	$—

NOTE 14. INCOME TAXES

For the nine months ended September 30, 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the nine months ended September 30, 2020 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $59.3 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At September 30, 2020, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

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

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and nine months ended September 30, 2020, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$185	$168	$556	$333
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$3,639	$17	$3,639
Lease Cost
Operating leases	$277	$213	$790	$378
Short-term leases	$17	$103	$45	$697

The weighted average remaining lease term on our operating leases is 4.7 years. The weighted average discount rate on those leases is 7%.

The following presents maturities of operating lease liabilities in which we are the lessee as of September 30, 2020 (in thousands):

Remainder of 2020	$174
2021	753
2022	877
2023	968
2024	1,055
Thereafter	619
Total lease payments	4,446
Less imputed interest	(733)
$3,713

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of September 30, 2020, the total net investment in these leases was $2.6 million. The following presents maturities of lease receivables under sales-type leases as of September 30, 2020 (in thousands):

Remainder of 2020	$223
2021	851
2022	794
2023	431
2024	123
Thereafter	150
Total undiscounted cash flows	2,572
Less imputed interest	—
Present value of lease payments	$2,572

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 6% and 23% for the three months ended September 30, 2020 and 2019, respectively, and 7% and 26% for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, balances due from foreign customers, in U.S. dollars, were $1.2 million and $2.1 million, respectively.

The following presents total net sales by geographic territory for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Domestic	$3,386	$1,757	$7,477	$4,308
Foreign	202	514	579	1,519
	$3,588	$2,271	$8,056	$5,827

The following presents total net sales by line of business for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Accelerate Pheno revenue	$3,582	$2,221	$7,980	$5,702
Other revenue	6	50	76	125
	$3,588	$2,271	$8,056	$5,827

The following presents total net sales by products and services for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Products	$3,402	$2,143	$7,481	$5,531
Services	186	128	575	296
	$3,588	$2,271	$8,056	$5,827

Lease revenue included in net sales was $1.7 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively, which does not represent revenues recognized from contracts with customers.

The following presents property and equipment, net by geographic territory (in thousands):

	September 30,	December 31,
	2020	2019
Domestic	$6,563	$7,244
Foreign	541	661
	$7,104	$7,905

NOTE 17. RELATED PARTY TRANSACTIONS

As discussed in Note 11, Convertible Notes, the Company issued Notes in March 2018. As of September 30, 2020 and December 31, 2019 an entity controlled by one member of the Company's board of directors held an aggregate of $42.0 million of the Notes.

On August 20, 2019, the Company and an entity affiliated with the then Chief Operating Officer and current Chief Executive Officer of the Company entered into a securities purchase agreement (the “Purchase Agreement”) for the issuance and sale by the Company of an aggregate of 55,586 shares of the Company’s common stock (the “Shares”) in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Shares were sold at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the shares) of $17.99 per share, which was equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Purchase Agreement. The $1.0 million of proceeds were recorded to contributed capital.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about the plans and objectives of management for future operations, including plans and objectives relating to the products and future performance of the Company; projections of our future financial performance and demand for our products; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; our plans or expectations with relating to our agreement with BioCheck, Inc. (“BioCheck”); and our agreement with Ascend Diagnostics Ltd. (“Ascend”). In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

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

Overview

Accelerate Diagnostics, Inc. (“Accelerate”) is an in vitro diagnostics company dedicated to providing solutions that improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections. Microbiology laboratories are in need of new tools to address what the U.S. Centers for Disease Control and Prevention (the “CDC”) calls one of the most serious healthcare threats of our time, antibiotic resistance. A significant contributing factor to the rise of resistance is the overuse and misuse of antibiotics, which is exacerbated by a lack of timely diagnostic results. The delay of identification and antibiotic susceptibility results is often due to the reliance by microbiology laboratories on traditional culture-based tests that often take two to three days to complete. Our technology platform is built to address these challenges by delivering significantly faster testing of infectious pathogens.

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

On April 13, 2020 we signed a non-exclusive agreement with BioCheck to sell MS-FAST, a fully-automated chemiluminescence immunoassay analyzer, along with BioCheck’s SARS-CoV-2 tests for the detection of IgG and IgM antibodies (together the “BioCheck COVID-19 Serology System”). We will pay BioCheck a pre-defined price for the sale of each BioCheck COVID-19 Serology System device and assay. The BioCheck COVID-19 Serology System has a CE Mark and has obtained FDA Emergency Use Authorization. The Company has commercially released this product in the U.S. and in Europe, but has not sold any BioCheck COVID-19 Serology Systems during the nine months ended September 30, 2020.

On July 29, 2020 we signed an an exclusive product supply and collaboration agreement with Ascend to commercialize a benchtop MALDI identification platform to complement the Company's expanded product offering plans.

These are the first third-party product commercialization agreements entered into by the Company. As such, there are uncertainties regarding market demand, market acceptance, supply constraints, FDA authorization, ramp up expenditures, and other factors impacting market penetration.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain businesses, including restaurants, bars, gyms, theaters and water parks. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell or implement the Accelerate Pheno systems. In addition, in April and May 2020 our Accelerate Pheno kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. Since May 2020, our Accelerate Pheno kit orders have returned to more normal levels, but could decline again if COVID-19 surges cause hospitals to reduce or prohibit elective surgeries. Furthermore, our expected rate of growth of our consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations.

The reduced sales and implementations caused by the COVID-19 pandemic lowered our expected revenue growth for 2020. Due to this reduced revenue growth's impact on cash we furloughed certain employees and implemented salary reductions for executives and other highly compensated employees. We expect some of the furloughs to be permanent, and others to continue until the end of the year.

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

Additionally, the Company received loan proceeds of approximately $4.8 million under the Paycheck Protection Program established under the CARES Act. For additional information about the loan, refer to Part I, Item 1, Note 10, (Long-Term Debt) in this Form 10-Q.

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

Restructure Activity

Following the completion of a strategic review of its EMEA business, the Company's board of directors approved a plan to reduce its workforce, focus the geographies it plans to operate in, and terminate agreements with some distributors in geographies it plans on exiting (collectively, the “EMEA Restructuring Plan”). As of September 30, 2020, the Company substantially completed the workforce reduction portion of the EMEA Restructuring Plan, while the remaining restructuring activities are likely to occur through the end of the year.

Changes in Results of Operations: Three and nine months ended September 30, 2020 compared to three and nine months ended September 30, 2019

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$3,588	$2,271	$1,317	58%	$8,056	$5,827	$2,229	38%

For the three and nine months ended September 30, 2020, total revenues increased as compared to the three and nine months ended September 30, 2019 primarily due to increased sales of Accelerate PhenoTest BC Kits and instruments. Accelerate PhenoTest BC revenue has increased as customers complete their instrument verifications and begin purchasing kits. In addition, the Company has incurred higher revenue in connection with sales-type leases of Accelerate PhenoTest Systems.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Cost of sales	$2,287	$1,117	$1,170	105%	$4,745	$2,940	$1,805	61%
Gross profit	$1,301	$1,154	$147	13%	$3,311	$2,887	$424	15%

For the three and nine months ended September 30, 2020, cost of sales and gross profit increased as compared to the three and nine months ended September 30, 2019 as a result of higher sales.

Cost of sales included non-cash equity-based compensation of $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.2 million for each of the nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$5,001	$6,064	$(1,063)	(18)%	$16,191	$19,145	$(2,954)	(15)%

Research and development expenses for the three and nine months ended September 30, 2020 decreased compared to the three and nine months ended September 30, 2019. The decrease was the result of a decrease in external studies spend and other cost containment measures.

Research and development expenses included non-cash equity-based compensation of $1.3 million and $0.9 million for the three months ended September 30, 2020 and 2019, respectively, and $2.8 million and $3.2 million for the nine months ended September 30, 2020 and 2019, respectively. Employee non-cash equity-based compensation increased compared to the three months ended September 30, 2019, which offset in part the decrease in other research and development expenses. This increase in expense was due to the vesting and release of performance based stock awards during the three months ended September 30, 2020. Employee non-cash equity-based compensation decreased compared to the nine months ended September 30, 2019. This decrease was due to a decrease in the weighted average fair value of stock option grants.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Sales, general and administrative	$11,465	$12,743	$(1,278)	(10)%	$35,738	$38,302	$(2,564)	(7)%

Sales, general and administrative expenses for the three and nine months ended September 30, 2020 decreased as compared to the three and nine months ended September 30, 2019. This decrease is primarily the result of the COVID-19 pandemic, as hospitals have limited access to their facilities to primarily focus on COVID-19 initiatives. These circumstances resulted in decreased expenses associated with travel, trade shows, and instrument demonstration expenses. In addition management also implemented additional cost containment initiatives to reduce other expenses such as services and marketing expenses.

These cost reductions were offset in part by increases in non-cash equity-based compensation expenses for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019. Sales, general and administrative expenses included non-cash equity-based compensation of $3.2 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $9.2 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively. Non-cash equity-based compensation increased for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 due to larger stock option and stock awards granted to employees in the current year periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Loss from operations	$(15,165)	$(17,653)	$2,488	(14)%	$(48,618)	$(54,560)	$5,942	(11)%

For the three and nine months ended September 30, 2020, our loss from operations decreased as compared to the three and nine months ended September 30, 2019. The decreases were primarily the result of a decreases in research and development expenses, and sales, general and administrative expenses, combined with an increase in net sales as described above.

Loss from operations included non-cash equity-based compensation of $4.7 million and $3.1 million for the three months ended September 30, 2020 and 2019, respectively, and $12.3 million and $9.4 million for the nine months ended September 30, 2020 and 2019, respectively.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Total other expense, net	$(3,592)	$(3,020)	$(572)	19%	$(10,678)	$(8,410)	$(2,268)	27%

Other expense for the three and nine months ended September 30, 2020 increased as compared to the three and nine months ended September 30, 2019. The increases were primarily the result of decreased interest income and increased interest expense for the three and nine months ended September 30, 2020.

For the three months ended September 30, 2020 and 2019, the Company incurred interest expense associated with our Notes of $4.0 million and $3.6 million, respectively, and $11.5 million and $10.6 million for the nine months ended September 30, 2020 and 2019, respectively.

These amounts were partially offset by investment income of $0.1 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, and $0.8 million and $2.3 million for the nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Provision for income taxes	$—	$239	$(239)	NM	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three months ended September 30, 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. For the three months ended September 30, 2019, the Company recorded an income tax benefit amount of $0.2 million to reverse the foreign income tax expense recorded in prior quarters as the Company no longer expects to pay current year income taxes in any of the foreign jurisdictions. For the nine months ended September 30, 2020 and 2019, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock, the issuance of our convertible notes and cash from operations. As of September 30, 2020, the Company had $77.5 million in cash and cash equivalents and investments, a decrease of $31.0 million from $108.5 million at December 31, 2019. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 15, (Leases).

As of September 30, 2020, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019:

Cash Flow Summary
	Nine Months Ended September 30,
	(in thousands)
	2020	2019	$ Change
Net cash used in operating activities	$(40,051)	$(50,929)	$10,878
Net cash (used in) provided by investing activities	(4,246)	71,464	(75,710)
Net cash provided by financing activities	10,293	6,242	4,051

Cash flows from operating activities

The net cash used in operating activities was $40.1 million and $50.9 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development, sales and marketing, along with other factors. A decrease in our net loss, along with increases in non-cash expenses resulted in a decrease in cash used in operating activities for the nine months ended September 30, 2020 compared to the prior year period.

Cash flows from investing activities

The net cash used in investing activities was $4.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company purchased marketable securities of $44.6 million, which were offset in part by maturities of marketable securities of $41.7 million. The net cash provided by investing activities was $71.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the Company had proceeds from sales and maturities of marketable securities of $92.3 million, which were offset in part by purchases of marketable securities of $20.7 million.

The Company had an increase in marketable securities purchases during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, due to the Company liquidating a portion of its money market funds carried as cash and cash equivalents as of December 31, 2019, and reinvesting these balances in debt securities available-for-sale during the nine months ended September 30, 2020. The

Company had larger proceeds from sales and maturities of marketable securities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020 due to the Company carrying larger balance of debt securities available-for-sale during the nine months ended September 30, 2019.

Cash flows from financing activities

The net cash provided by financing activities was $10.3 million and $6.2 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 the Company received $5.6 million in proceeds in connection with long-term debt, including the PPP Loan, resulting in an increase in net cash provided by financing activities for the nine months ended September 30, 2020.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes were allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. For additional information about the Notes, refer to Part I, Item 1, Note 11, (Convertible Notes) in this Form 10-Q.

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

Paycheck Protection Program (PPP) Loan

On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million. The PPP Note matures on April 14, 2025 and bears interest at a rate of 1% per annum. Beginning August 14, 2021, the Company is required to make 45 monthly payments of principal and interest in the amount of $0.1 million. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Note may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. For additional information about the PPP Note, refer to Part I, Item 1, Note 10, (Long-Term Debt) in this Form 10-Q.

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of loan proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. As of September 30, 2020 the Company had submitted their application for forgiveness to the loan provider, which is currently under review.

Other notes payable

During the three months ended September 30, 2020, the Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.7 million, with interest rates ranging from 9.8% to 12.4 % and maturities ranging from January 1, 2022 to September 2022. For additional information about other notes payable, refer to Part I, Item 1, Note 10, (Long-Term Debt) in this Form 10-Q.

Contractual Obligations

A table reflecting certain of our specified contractual obligations as of December 31, 2019 was provided in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of our 2019 Form 10-K. On April 14, 2020, the Company entered into the PPP Note in the amount of $4.8 million. The PPP Note matures on April 14, 2025 and bears interest at a rate of 1% per annum. Beginning August 14, 2021, the Company is required to make 45 monthly payments of principal and interest in the amount of $0.1 million. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. During the three months ended September 30, 2020, the Company also entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.7 million, with interest rates ranging from 9.8% to 12.4 % and maturities ranging from January 1, 2022 to September 2022. For additional information about long-term debt, refer to Part I, Item 1, Note 10, (Long-Term Debt) in this Form 10-Q.

With the exception of this item, there were no material changes outside the ordinary course of our business in the specified contractual obligations during the three months ended September 30, 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Additional critical accounting policies added to Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies include the Company's accounting policy relating to the PPP Note recorded during the nine months ended September 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair market value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by approximately $0.0 million as of September 30, 2020 and $0.3 million as of December 31, 2019.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. The goals of our investment policy are preservation of capital, fulfillment of liquidity needs and fiduciary control of cash and investments. We also seek to maximize income from our investments without assuming significant risk. To achieve our goals, we maintain a portfolio of cash equivalents and investments in a variety of securities that management believes to be of high credit quality. Further information regarding our investments is included in Part I, Item 1, Note 5, (Investments) in this Form 10-Q.

Although the Company’s Notes are based on a fixed rate, changes in interest rates could impact the fair market value of the Notes. As of September 30, 2020, the fair market value of the Notes was $110.7 million. For additional information about the Notes, refer to Part I, Item 1, Note 11, (Convertible Notes) in this Form 10-Q.

Foreign Currency Risk

We operate primarily in the U.S. and a majority of our cost, expense and capital purchasing activities for the nine months ended September 30, 2020 were transacted in U.S. dollars. As a corporation with international and domestic operations, we are exposed to changes in foreign exchange rates. Our international revenue is predominantly in Europe and the Middle East and is denominated in Euros and U.S. dollars. In our international operations, we pay payroll and other expenses in local currencies. Our exposures to foreign currency risks may change over time and could have a material adverse impact on our financial results.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain businesses, including restaurants, bars, gyms, theaters and water parks. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell or implement the Accelerate Pheno systems. In addition, in April and May 2020 our Accelerate Pheno kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. Since May 2020, our Accelerate Pheno kit orders have returned to more normal levels, but could decline again if COVID-19 surges cause hospitals to reduce or prohibit elective surgeries. Furthermore, our expected rate of growth of our consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations. For additional information, refer to “COVID-19 Update” in Part I, Item 2 of this Form 10-Q.

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

•increased expenses resulting from our COVID-19 BioCheck serology initiative in order to achieve regulatory approval, training our commercial team, and develop marketing materials;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
10.1	Addendum A to Promissory Note, dated April 14, 2020, by and between Registrant and Zions	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

November 6, 2020	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)