Form 10-K
period 2020-12-31
Accelerate Diagnostics, Inc
filed 2021-03-02
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020.

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

Large accelerated filer	☐
Accelerated filer	☐
Non-accelerated filer	☑
Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $480.1 million based on the closing price quoted on The Nasdaq Capital Market.

There were 59,325,578 shares of common stock of the registrant outstanding as of February 23, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Introductory Note

References herein to “we,” “us” or “our” refer to Accelerate Diagnostics, Inc. and its wholly owned subsidiaries, unless the context specifically requires otherwise.

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

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to legal, regulatory, and legislative matters; risks related to our business and operations; risks related to market and financial matters; risk related to technology; risks related to the ownership of our common stock; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

•We have limited revenues from our products and no assurance of future revenues.
•Until we received FDA approval to market the Accelerate Pheno system, we were a development-stage company and therefore incurred significant losses in prior years. While we are in the early years of commercializing the Accelerate Pheno system, we may continue to incur losses. We cannot be certain that we will achieve or sustain profitability.
•Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits and complimentary products.
•If we are not successful in the development of product improvements and additional test kits and commercialization of the Accelerate Pheno system and related new products, such failure could lead to impairment of certain of our intellectual property and may result in our ceasing operations.
•If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.
•We may not be able to enhance the capabilities of our current and new products to keep pace with our industry’s rapidly changing technology and customer requirements.
•We are developing additional uses for the Accelerate Pheno system. Any failure or delay in launching new applications may compromise our ability to achieve our growth objectives.
•The failure of the Accelerate Pheno system or any future diagnostic products to perform as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.
•Our industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques.
•The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our commercial operations and also exposes our business to other risks.
•We have made and intend to make significant additional investments in research and development, but there is no guarantee that any of these investments will ultimately result in a commercial product that will generate revenues.
•The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of our products.
•Our stock price has been volatile and may continue to be volatile and traded on low volumes.
•We may require additional capital in the future, and you may incur dilution to your stock holdings.
•Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

For a more complete discussion of the material risk factors applicable to us, see “Risk Factors” in Part I, Item 1A of this Form 10-K.

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

Our first system to address these challenges is the Accelerate Pheno® system. The Accelerate PhenoTest® BC kit, which is the first test kit for the system, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. This test kit utilizes genotypic technology to identify (ID) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (AST), which determines whether live bacterial cells are resistant or susceptible to a particular antimicrobial. This information is used to rapidly modify antibiotic therapy to lessen adverse events, improve clinical outcomes, and help preserve the useful life of antibiotics.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC kit for in vitro diagnostic use. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted our de novo request to market our Accelerate Pheno system and Accelerate PhenoTest BC kit.

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe, and the Middle East. Consistent with the Company's “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale or leasing of the instruments and the sale of single use consumable test kits.

In 2019 and 2020, based upon our initial experience selling and implementing the Accelerate Pheno system, we implemented initiatives to improve and refine our commercial execution and to re-engineer our product implementation processes. Improving our commercial and implementation capabilities remains an emphasis going forward, along with geographic expansion and product innovation.

On April 13, 2020 we signed a non-exclusive agreement with BioCheck to sell MS-FAST, a fully-automated chemiluminescence immunoassay analyzer, along with BioCheck’s SARS-CoV-2 tests for the detection of IgG and IgM antibodies (together the “BioCheck COVID-19 Serology System”). We will pay BioCheck a pre-defined price for the sale of each BioCheck COVID-19 Serology System device and assay. The BioCheck COVID-19 Serology System has a CE Mark and has obtained FDA Emergency Use Authorization. The Company has commercially released this product in the U.S. and in Europe, but has not sold any BioCheck COVID-19 Serology Systems during the year ended December 31, 2020.

On July 29, 2020 we signed an exclusive product supply and collaboration agreement with Ascend to commercialize a benchtop MALDI identification platform to complement the Company's expanded product offering plans.

These are the first third-party product commercialization agreements entered into by the Company. As such, there are uncertainties regarding market demand, market acceptance, supply constraints, FDA authorization, ramp up expenditures, and other factors impacting market penetration.

History

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

This strategic direction required the Company to raise additional capital, including through the following transactions:
•In June 2012, the Company raised $14.4 million through the sale of common stock to Abeja Ventures, LLC.
•In March 2013, the Company obtained additional capital through the exercise of warrants issued to Abeja Ventures, LLC in the aggregate amount of $20.1 million.
•In August 2013, the Company completed a rights offering that raised gross proceeds of $20.0 million.
•In April 2014, the Company completed a rights offering that raised gross proceeds of $45.0 million.
•In December 2015, the Company completed a publicly marketed common stock offering that raised gross proceeds of $109.3 million.
•In May 2017, the Company completed another publicly marketed common stock offering that raised additional gross proceeds of $89.0 million.
•In March 2018, the Company completed a convertible debt offering providing additional gross proceeds of $171.5 million.
•In December 2020, the Company executed a private investment in public equity financing agreement with five of its directors that will provide the Company gross proceeds of $32.0 million in the first half of 2021.

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

Clinical Need

Antibiotic resistance is a major contributing factor to the significant impact sepsis is posing to healthcare, costing the U.S. an estimated $62 billion per year in healthcare and productivity costs. Notably these costs are estimated to have doubled between 2016 and 2019. Increasing infection rates and misuse of antibiotics results in serious treatment complications. Recent studies have shown that the number of hospital-acquired infections in the United States ranges from 214,700 to 1.4 million per year, contributing to an estimated 75,000 deaths per year. According to the CDC, at least 2.8 million people get an antibiotic-resistant infection each year in the United States. Moreover, inappropriate antibiotic use is widespread. Of the approximately 35 million patients admitted to U.S. hospitals each year, 56% are put on empiric antibiotic therapy, of which more than half are on inappropriate or unnecessary antibiotics.

AST testing determines which antibiotics will be effective and which will be ineffective for treating a particular patient's infections. Accordingly, AST is ideally designed to address this challenge but previous post culture methods for obtaining AST results took 2-3 days to deliver. Studies have shown that even a modest decrease in the time it takes to deliver an AST result correlates to reduced length and cost of hospital stay per patient. One such study showed that a five hour reduction in the time to receive an AST result delivered a two-day reduction in length of stay and a reduction in patient treatment costs of $1,750 per patient. Based on our analysis, we estimate that the Accelerate Pheno system is capable of delivering clinically-actionable results in approximately 19 hours from the time a blood sample is received by the laboratory, while current solutions often require 2-3 days to deliver these results. Studies have established that results from the Accelerate Pheno System are available, on average, 29 hours earlier with respect to ID and 54 hours earlier with respect to AST, than traditional methods.

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

In addition, there is a substantial existing installed base of legacy automated AST systems. Principally, these systems are the bioMerieux Vitek 2®, Danaher Microscan® Systems, and Becton Dickensen Phoenix. These competitors’ AST products require purified bacterial strains or “isolates” for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. This installed base represents an attractive opportunity to both complement and replace existing laboratory workflows with the Accelerate Pheno and our next generation rapid testing solutions.

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

Products

The Accelerate Pheno system is the Company’s first in vitro diagnostic platform and is intended for the identification and antibiotic susceptibility testing of pathogens most commonly associated with serious or health care-associated infections, including Gram-positive and Gram-negative organisms. The system leverages long-accepted bacteriological testing principles enhanced by proprietary technology and automation enabling the analysis of live microbial cells. It detects and identifies pathogens directly from a single patient sample followed by antimicrobial susceptibility testing based on the identification results. Antimicrobial susceptibility is determined by morphokinetic cellular analysis (“MCA”), a process that evaluates the change of individual cells and microcolonies in response to a range of antibiotics over time. The system’s combined technologies and automation dramatically reduce the need for time-consuming traditional bacterial culturing, thus eliminating the major source of delay with current testing methods. Identification results are typically available within 90 minutes of presenting the patient sample to the system, and susceptibility results, including minimum inhibitory concentrations (“MIC”), are available about five hours after identification results. In the case of the Accelerate PhenoTest BC kit for positive blood culture samples, a blood culture screening step is required, which we estimate takes an average of approximately 12 hours to complete before the sample is introduced to the Accelerate Pheno system. This combined turnaround time is a significant improvement over the multiple days currently required to obtain AST results, with MIC details, using conventional testing methods.

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

These processes include:

•Automated specimen preparation. The initial step in the process is the automated purification of samples through an on-board and proprietary process to separate live organisms from sample debris.

•Live-cell immobilization. Following preparation, the purified sample is moved to the imaging cassette where pathogens are immobilized onto the cassette surface such that they can be imaged and analyzed in a stationary position during the identification and antibiotic susceptibility testing.

•Identification testing via fluorescent in situ hybridization (FISH). The now immobilized cells are tested with our proprietary FISH probes to enable identification. Because the genetic sequences of bacteria are distinctive, the binding of fluorescently labeled probes indicates the presence of a specific target sequence of RNA associated with a single or group of bacterial species or yeasts. When the probe finds a targeted sequence, it binds to it—generating a fluorescent signal—which is visible by the imaging system on the Accelerate Pheno system. Positive fluorescent signals from more than one target probe indicate polymicrobial samples and a universal bacterial stain discriminates target from non-target bacteria or fungi. The identification result is presented on the Accelerate Pheno system's graphic user interface in approximately 90 minutes from the introduction of the sample into the Accelerate Pheno system.

•Susceptibility testing via live-cell optical analysis. With the identification of the pathogen known, the system’s software determines the antibiotic panel to be used for susceptibility testing. These antibiotics, growth media, and additional patient sample are introduced to additional channels on the optical cassette. Finally, our proprietary imaging platform and algorithms determine the minimum inhibitory concentration of the bacteria by observing which antibiotics arrested live cell growth and led to cell death and which antibiotics were ineffective in ceasing live cell growth. The susceptibility test result is presented approximately five hours after the conclusion of the identification test.

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

Since the completion and launch of the Accelerate Pheno system and Accelerate PhenoTest BC kit, the Company has focused on product improvements and the development of additional test kits to address opportunities in additional sample types including, but not limited to, our next kit for bacterial pneumonia samples. Similar to the Accelerate PhenoTest BC kit, the objective is to develop test kits that work seamlessly with the Accelerate Pheno system and deliver substantial benefits to microbiology laboratories and to physicians in the treatment of serious infections. In 2020, due to pandemic-related factors, the Company placed its bacterial pneumonia test kit program on hold in preference to the development of other test kits and a next generation platform.

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

The Company's research and development expenses for the years ended December 31, 2020, 2019 and 2018, are included in the consolidated statement of operations and comprehensive loss.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno system and is, thus, very important to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing,” was issued on March 11, 2008. The patent specification covers methods used to derive identification and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2020, we had 58 issued patents worldwide, including 19 patents issued in the United States and 39 issued outside the United States. Our patents are set to expire on various dates in 2022 through 2035. Additionally, as of December 31, 2020, we had 12 patent applications pending worldwide, including 7 U.S. applications and 5 applications outside the United States. The Company believes that its patent suite would make it difficult for any other company to conduct rapid antibiotic susceptibility testing of individual pathogens utilizing our technology. From a trademark perspective, we had 41 registered marks protecting our brand and prospective products both domestically and internationally.

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

For the year ended December 31, 2020, none of the Company’s customers represented more than 10% of the Company’s total net sales.

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

Potential competitors for rapid AST have recently made announcements at various trade shows, including - but not limited to; Quantamatrix, Q-Linea, Specific Technologies, and Lifescale. While we do not have visibility into all of these companies’ respective stages of development, none have completed FDA registration trials, achieved FDA approval, established performance and outcome data, or commercialized their products. In addition to existing and emerging companies, there are manual methods which could be validated by individual hospitals to deliver rapid identification and susceptibility results. See “Risk Factors-Risks Related to Our Business and Strategy-Our

industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques” for additional information.

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

MALDI-TOF systems have a major advantage over other molecular methods in identifying a very broad range of organisms. Cost of ownership is also substantially below that of older molecular methods. But the requirement for extensive organism enrichment and purification, as well as the inability to quantify live organisms or distinguish samples derived from viable organisms, substantially limits this technology from time-critical decision support. As with the older molecular methods, MALDI-TOF systems cannot identify major drug resistance expression and face the same fundamental biological barriers as gene detection. Based on the advantages of breath of menu and cost per analysis the Company is pursuing the addition of MALDI-TOF based applications for future ID solutions.

Government Regulation

Our products under development and our operations are subject to significant government regulation. In the United States, our products are regulated as medical devices by the FDA and other federal, state, and local regulatory authorities.

FDA Regulation of Medical Devices

The FDA and other U.S. and foreign governmental agencies regulate, with respect to medical devices:

•design, development, manufacturing, and storage;

•testing, content, and language of instructions for use and storage;

•labeling;

•pre-clinical testing and clinical trials;

•product safety;

•advertising, promotion, marketing, sales, and distribution;

•pre-market clearance and approval;

•record-keeping procedures;

•advertising and promotion;

•recalls and corrective field actions;

•post-market reporting, including reporting of deaths, serious injuries, and malfunctions that, if they were to recur, could lead to death or serious injury;

•post-market studies and surveillance; and

•product import and export.

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

510(k) Clearance Process

To obtain 510(k) clearance, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a device that has previously obtained 510(k) clearance, a device that has been classified into Class I or II, or a device that was legally marketed before May 28, 1976 and that is not yet subject to an FDA order requiring pre-market approval. In rare cases, Class III devices may be cleared through the 510(k) process. The FDA has committed to review most 510(k) decisions within 90 days, but the review clock may be stopped due to requests for additional information. A decision may take significantly longer, and clearance is never assured. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires clinical data to support substantial equivalence. In reviewing a pre-market notification submission, the FDA may request additional information, including clinical data, which may significantly prolong the review process.

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

In July of 2016, we submitted a de novo request for evaluation of automatic Class III Designation to the FDA for the Accelerate Pheno system and Accelerate PhenoTest BC kit. On February 23, 2017, the FDA granted our de novo request to market the Accelerate Pheno system and Accelerate PhenoTest BC kit as a Class II medical device.

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

Pervasive and Continuing Regulation

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including the following:

•the QSR, which imposes elaborate development, testing, control, documentation, and other quality assurance requirements on the design and manufacturing process;

•establishment registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the United States, to register with the FDA;

•medical device listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•labeling regulations and various statutory provisions, which prohibit false or misleading labeling, as well as the promotion of products for unapproved or “off-label” uses, and impose other restrictions on labeling; and

•post-market reporting requirements, which require that manufacturers report to the FDA deaths, serious injuries, and malfunctions that, if they were to recur, could lead to death or serious injury, recalls, and corrective field actions.

In certain cases, advertising is also subject to scrutiny by the Federal Trade Commission (“FTC”) in addition to the FDA. The FDA and other agencies actively enforce these and other applicable laws and regulations, accordingly. Failure to comply with applicable requirements may result in enforcement action by the FDA and/or the U.S. Department of Justice, which may include one or more of the following administrative or judicial sanctions:

•untitled letters or warning letters;

•fines, injunctions, and civil penalties;

•mandatory recall or seizure of our products;

•administrative detention or banning of our products;

•operating restrictions, partial suspension, or total shutdown of production;

•import holds;

•refusing to approve pending 510(k) notifications or PMAs;

•revocation of 510(k) clearance or pre-market approvals previously granted; and

•criminal prosecution and penalties.

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

The U.S. federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual for an item or service, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person need not have actual knowledge of the Anti-Kickback Statute or specific intent in order to commit a violation, and several courts have interpreted the intent requirement of the Anti-Kickback Statute to mean that if any one purpose of an arrangement is to induce referrals or purchases of federal healthcare program business, the Anti-Kickback Statute has been violated. In addition to criminal fines and penalties set forth under the Anti-Kickback Statute, violations of the Anti-Kickback Statute can result in exclusion or debarment from participation in the federal healthcare programs, as well as substantial penalties under the Civil Monetary Penalties Statute, which imposes penalties against any person or entity that is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, which, as discussed below, imposes liability on any person or entity that knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. Several states and foreign countries also have anti-kickback laws and other fraud and abuse laws that establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

Hospitals, clinical laboratories, and other healthcare provider customers that may purchase our products, if approved, generally bill various third-party payers to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products. We currently expect most of our diagnostic tests will be performed in a hospital inpatient setting, where governmental payers, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patient’s diagnosis under a classification system known as the Medicare severity diagnosis-related groups (“MS-DRGs”) classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization.

In 2020, the Company received a Current Procedural Terminology (“CPT”) code for the rapid diagnosis of patients in a hospital outpatient setting for the Accelerate PhenoTest BC Kit. While the majority of testing remains with the hospital inpatient setting this reimbursement provides an opportunity to offset a portion of the cost of their testing.

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

Operations

In January 2013, we relocated our headquarters from Denver, Colorado, to Tucson, Arizona, where we currently lease approximately 54,092 square feet of office, manufacturing and laboratory space. Further information regarding our Tucson facility is included in Item 2. Properties included elsewhere in this report, and details regarding our lease arrangement are included in Item 8, Note 16, Leases to the audited consolidated financial statements included elsewhere in this report.

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

Raw Materials

We purchase many different types of raw materials, including plastics, glass, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing. We also review relevant sources for compliance with conflict minerals requirements. However, many of our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno system. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. See “Risk Factors-Risks Related to Our Research and Development Activities-Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” for additional information.

Human Capital Resources

As of December 31, 2020, we had approximately 224 employees worldwide, with approximately 208 employees in the United States and approximately 16 employees outside of the United States, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Our employees are one of our most important assets and set the foundation for our ability to achieve our strategic objectives, drive operational execution, deliver strong financial performance, advance innovation and maintain our quality and compliance programs.

The success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. To succeed in a competitive labor market, we have recruitment and retention strategies that we focus on as part of the overall management of our business, including designing our compensation and benefits programs to be competitive and align with our strategic and stockholders’ interests. Some of our key employee benefits include eligibility for health insurance, vacation time, a retirement plan, an employee assistance program, life and disability coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible spending accounts, prepaid legal benefits, backup childcare, tuition reimbursement and a wellness program.

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

We have received limited revenue from sales of the Accelerate Pheno system and the Accelerate PhenoTest BC kit. As a result, during the years ended December 31, 2020, 2019 and 2018, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of the Accelerate Pheno system, and there can be no assurance that we will be successful at the levels necessary to cover the costs of operations. If we are unsuccessful in generating sufficient revenues from the Accelerate Pheno system or any of our other products, we will likely continue to experience losses from operations and negative cash flow.

Until we received FDA approval to market the Accelerate Pheno system, we were a development-stage company and therefore incurred significant losses in prior years. While we are in the early years of commercializing the Accelerate Pheno system, we may continue to incur losses. We cannot be certain that we will achieve or sustain profitability.

We have incurred significant costs in connection with the development and commercialization of our technology, and there is no assurance that we will achieve sufficient revenues to offset anticipated operating costs. We have incurred significant losses in recent years and expect to incur losses in the future. Although our technology is now commercial, we expect that our selling, general and administrative expenses will generally increase due to the additional costs associated with establishing and expanding a dedicated sales force and other marketing efforts for the Accelerate Pheno system. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our product, product quality, future product development and our market penetration and margins. If we are unsuccessful in generating sufficient revenues from the Accelerate Pheno system, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits and complimentary products.

Our principal business strategy involves the successful commercialization of the Accelerate Pheno system, development of associated test kits and the future development and commercialization of complimentary products. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/ EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno system and Accelerate PhenoTest BC kit. We have and will continue to dedicate a significant amount of resources to market and sell the Accelerate Pheno system. Likewise, we plan to continue our investment in the development of additional test kits and the commercialization of the Accelerate Pheno system in the United States and other jurisdictions in which we intend to pursue marketing authorization. There can be no assurance that we will successfully commercialize the Accelerate Pheno system, any associated test kits, including the Accelerate PhenoTest BC kit, or further develop and commercialize complimentary products such as PhenoAST and PhenoPrep. We may be required to expend significantly more resources than planned in this process, and as a result we may have to cease investing in the Accelerate Pheno system or developing other products.

If we are not successful in the development of product improvements and additional test kits and commercialization of the Accelerate Pheno system and related new products, such failure could lead to impairment of certain of our intellectual property, inventory, property and equipment, and may result in our ceasing operations.

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

We are developing additional uses for the Accelerate Pheno system, including the ability to deliver AST test results with the incorporation of an existing identification result. We may have problems applying our technologies to additional configurations of the test and additional specimen types, and our new applications may not be as effective in detection as our initial applications. We may also encounter difficulties obtaining regulatory approval for additional uses of the Accelerate Pheno system. Any failure or delay in launching new applications may compromise our ability to achieve our growth objectives.

The failure of the Accelerate Pheno system or any future diagnostic products to perform as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

Our success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in the Accelerate Pheno system. As is typical of complex diagnostic systems we occasionally experience support issues or other performance problems with the Accelerate Pheno system. We could face warranty and liability claims against us and our reputation could suffer as a result of such failures. We cannot assure you that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. A recall, material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could cause us to incur significant costs, divert the attention of our key personnel or cause other significant customer relations problems.

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

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•the expenses we incur for research and development required to maintain and improve our technology, including the continuing development of the Accelerate Pheno system;

•the expenses we incur in connection with the development, marketing authorization and regulatory clearance of the use of the Accelerate Pheno system to test on additional specimen types;

•the costs of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property related costs, including litigation costs and the results of such litigation;

•the expenses we incur in connection with commercialization activities, including product marketing, sales and distribution expenses;

•the costs incurred to build manufacturing capabilities;

•the expenses to implement our sales strategy;

•the costs to attract and retain personnel with the skills required for effective operations; and

•the costs associated with being a public company.

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

•required compliance with existing and changing foreign healthcare and other regulatory requirements and laws, such as those relating to patient privacy or handling of bio-hazardous waste;

•required compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, data privacy requirements, labor laws and anti-competition regulations;

•export and import restrictions;

•various reimbursement and insurance regimes;

•laws and business practices favoring local companies;

•longer payment cycles and difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•political and economic instability;

•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;

•foreign exchange controls;

•fluctuations due to changes in foreign currency exchange rates;

•difficulties and costs of staffing and managing foreign operations; and

•impediments with protecting or procuring intellectual property rights.

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

We expect to expand our operations in the future to support the commercialization of the Accelerate Pheno system and future products. We intend to continue to develop a targeted sales force in connection with our commercialization efforts in the United States and in certain other countries. Our growth has placed and may continue to place a significant strain on our management, operating and financial systems and our sales, marketing and administrative resources. As a result of our growth, operating costs may escalate faster than planned, and some of our internal systems and processes, including those relating to manufacturing our products, may need to be enhanced, updated or replaced.

We also plan to introduce additional test kits for use on the Accelerate Pheno system and plan to invest in the development of additional instruments, tests and other microbiology solutions. If we cannot effectively manage our expanding operations, manufacturing capacity and costs, including scaling to meet increased demand, we may not be able to continue to grow or we may grow at a slower pace than expected.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this Form10-K relating to the size and expected growth of our market, total available market, estimated test and placement volume and estimated pricing, may prove to be inaccurate, which may have negative consequences, such as overestimation of our potential market opportunity. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home, or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain businesses, including restaurants, bars, gyms, theaters and water parks. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell or implement the Accelerate Pheno systems. In addition, in April and May 2020 our Accelerate Pheno kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. Since May 2020, our Accelerate Pheno kit orders have largely returned to more normal levels, but could decline again if COVID-19 surges cause hospitals to reduce or prohibit elective surgeries. Furthermore, our expected rate of growth of our consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations.

In addition to the negative impact on new sales and implementations of the Accelerate Pheno system and demand for our consumable test kits, the pandemic exposes our business, operations, and workforce to a variety of other risks, including:

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
•delays in obtaining grants to assist our product development efforts because granting agencies are primarily focused research and development activities directly related to COVID-19;
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
•negative impact on our workforce productivity, product development, and research and development due to difficulties resulting from our personnel working remotely; and
•illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business.

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

The potential effects of COVID-19 may also impact many of our other risk factors discussed herein. The degree to which COVID-19 ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the COVID-19 outbreak, its severity, the emergence of new COVID-19 strains that are more contagious or deadly, the effectiveness and availability of COVID-19 vaccines, the actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume.

Risks related to our intellectual property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We own 19 issued U.S. patents and six pending U.S. patent applications, including provisional and non-provisional filings. We also own 39 non-US patents and have five pending applications. We own 41 registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

Reliance on third-party manufacturers entails risk to which we would not be subject if we manufactured these components ourselves, including:

•reliance on third parties for regulatory compliance and quality assurance;

•possible breaches of manufacturing agreements by the third parties because of factors beyond our control;

•possible regulatory violations or manufacturing problems experienced by our suppliers;

•possible termination or non-renewal of agreements by third parties, based on their own business priorities, at times that are costly or inconvenient for us;

•the potential obsolescence and/or inability of our suppliers to obtain required components;

•the potential delays and expenses of seeking alternate sources of supply or manufacturing services;

•the inability to qualify alternate sources without impacting performance claims of our products;

•reduced control over pricing, quality and timely delivery due to the difficulties in switching to alternate suppliers or assemblers; and

•increases in prices of raw materials and key components.

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

The Accelerate Pheno system integrates several of our component products, systems and processes. We have dedicated significant resources on research and development activities, and we intend to spend significantly more on research and development activities. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the Accelerate Pheno system and our next generation instrument platform and technologies. There can also be no assurance that we will be able to develop additional types of tests and instruments in the future nor whether these will generate revenues.

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

We are also subject to various U.S. healthcare related laws regulating sales, contracting, marketing, and other business arrangements and the use and disclosure of individually identifiable health information. These include but are not limited to:

•The federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully offering, providing, soliciting, or receiving any remuneration, directly or indirectly, in exchange for or to induce the referral of an individual, or the purchasing, leasing, ordering, recommending, furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid.

•The Eliminating Kickbacks in Recovery Act, which makes it a federal crime to knowingly and willfully solicit or receive any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or laboratory, or pay or offer any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory.

•The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which prohibits knowingly and willfully (i) executing a scheme to defraud any health care benefit program, including private payers, or (ii) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program.

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which also restricts the use and disclosure of protected health information, mandates the adoption of standards relating to the privacy and security of protected health information, and requires us to report certain security breaches to health care provider customers with respect to such information where we are acting as a HIPAA business associate to that customer.

•The federal Physician Payment Sunshine Act, which requires manufacturers of certain medical devices to track payments or other transfers of value given to U.S. licensed physicians or teaching hospitals and to report this data to CMS annually for subsequent public disclosure.

•The federal False Claims Act, which imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government and to share in any monetary recovery.

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

Failure to comply with applicable requirements, or later discovery of previously unknown problems with our products or manufacturing processes, including our failure or the failure of one of our contract manufacturers to take satisfactory corrective action in response to an adverse inspection, can result in, among other things:

•administrative or judicially imposed sanctions;

•injunctions or the imposition of civil penalties;

•recall or seizure of our products;

•reportable events;

•total or partial suspension of production or distribution;

•withdrawal or suspension of marketing clearances or approvals;

•clinical holds;

•warning letters;

•refusal to permit the import or export of our products;

•criminal prosecution; and

•exclusion or debarment from participation in federal health care programs such as Medicare and Medicaid.

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

Maintaining and growing sales of our product, if approved, may depend in part on the availability of adequate reimbursement to our customers from third-party payers, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products generally bill various third-party payers to cover all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products. We currently expect that all of our diagnostic tests will be performed in a hospital inpatient setting, where governmental payers, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patient’s diagnosis under a classification system known as the Medicare severity diagnosis-related groups (MS-

DRGs) classification for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. As a result, our customers’ access to adequate payment by government and private insurance plans is central to the acceptance of our products. We may be unable to sell our products, if approved, on a profitable basis if third-party payers reduce their current levels of payment or if our costs of production increase faster than increases in reimbursement levels.

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

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•we may not be able to demonstrate to the FDA’s satisfaction that our product candidates are safe and effective, sensitive and specific diagnostic tests, for their intended users;

•the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required; and

•the manufacturing process or facilities we or our contract manufacturers use may not meet applicable requirements.

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

Our manufacturing facility located in Tucson, Arizona, where we assemble and produce the Accelerate Pheno system, may be subject to regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, this facility is subject to Quality System Regulations (“QSR”) of the FDA and is subject to annual inspection and licensing by the State of Arizona. If we fail to maintain this facility in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion.

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

Global health crises, such as the current COVID-19 global pandemic, may divert regulatory resources and attention away from approval processes for our products. This could materially lengthen the regulatory approval process of new products, which would delay expected commercialization of such new products.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Factors that may contribute to volatility in the price of our common stock include, but are not limited to: (i) low trading volume currently prevailing in the market for our shares; (ii) concentration of our stock with one individual large shareholder who could decide to materially reduce his position; and (iii) the substantial current short interest in our stock. The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2020, the sale price for our common stock ranged from $4.62 to $18.74 per share, and during the year ended December 31, 2019, the sale price for our common stock ranged from $11.76 to $23.92 per share. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The short interest in our common stock is high, which may lead to further volatility in our stock price.

As of December 31, 2020, the number of shares of our common stock shorted was high as compared to the number of shares in the public float. A significant concentration of short interest can be a contributing factor resulting in high volatility in our stock price and volume fluctuations.

The ownership of our common stock is highly concentrated.

As of December 31, 2020, our directors and executive officers, together with members of their immediate families, as a group, beneficially own, in the aggregate, approximately 44% of our outstanding capital stock, including 28% beneficially owned, directly or indirectly, by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock. Certain of our major shareholders hold their shares in certificate form, further limiting trading volume.

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

We have primarily relied upon capital from the sale of our securities to fund our operations. Although we have now commercialized the Accelerate Pheno system in the United States, Europe, and certain other regions, there can be no assurance that our commercialization efforts will be successful or that we will not continue to incur operating losses. If capital requirements vary materially from those currently forecast by management, we may require additional capital sooner than expected. We may also require additional capital in the future to expand our product offerings, expand our sales and marketing infrastructure, increase our manufacturing capacity, fund our operations, and continue our research and development activities. Our future funding requirements will depend on many factors, including:

•our ability to obtain marketing authorization from the FDA or clearance from the FDA to market our product candidates;

•market acceptance of our product candidates, if cleared;

•the cost and timing of establishing sales, marketing and distribution capabilities;

•the cost of our research and development activities;

•the ability of healthcare providers to obtain coverage and adequate reimbursement by third-party payers for procedures using our products;

•the cost and timing of marketing authorization or regulatory clearances;

•the cost of goods associated with our product candidates;

•the cost of customer disruptions due to supply disruptions;

•the effect of competing technological and market developments; and

•the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes due 2023 (the “Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. As a result of this Notes offering, we incurred $171.5 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2023. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to Maturity Date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;

•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of the Notes that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ deficit on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 will require interest to include both the amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes. In addition, the Notes may be settled entirely or partly in cash and may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share could be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and reference laboratory space is located in Tucson, Arizona, and we have other offices in Europe. As of December 31, 2020 and 2019, we leased approximately 54,407 and 55,970 square feet of office/ laboratory and manufacturing space, respectively. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. See Item 8, Note 16, Leases for additional details regarding the leases.

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

Performance Graph

The following Performance Graph compares the cumulative 5-year total stockholder return on our common stock relative to the cumulative total returns of the NASDAQ Composite index (XCMP) and the NASDAQ Biotechnology index (XNBI). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2015 and its relative performance is tracked through December 31, 2020. The Performance Graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
300
250
200
150
100
50
0
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Accelerate Diagnostics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

	Dec-15	Dec-16	Dec-17	Dec-18	Dec-19	Dec-20
Accelerate Diagnostics, Inc.	100.00	96.56	121.92	53.51	78.64	35.27
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
NASDAQ Biotechnology	100.00	78.65	95.67	87.19	109.08	137.90

* $100 invested on 12/31/2015 in stock or index, including reinvestment of dividends.

Holders

As of February 23, 2021, we had approximately 143 record owners of our Common Stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2020:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	8,571,875	(2)	$14.18	5,472,418
Equity compensation plans not approved by security holders	—		—	—
Total	8,571,875		$14.18	5,472,418

(1) Shares of common stock issuable upon vesting of RSUs and PSUs have been excluded from the calculation of the weighted average exercise price because they have no exercise price associated with them.
(2) Represents 8,045,461 shares of common stock subject to outstanding stock options and 526,414 shares of common stock that may be issued upon vesting of outstanding RSUs and PSUs (assuming the maximum performance level for PSUs).

Item 6. Selected Financial Data

Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes our change in fiscal year financial condition, results of operations, recent developments, the significant factors affecting our results of operations, capital resources and liquidity, off-balance sheet arrangements, and contractual obligations, and discusses recent accounting pronouncements and our critical accounting policies and estimates. You should read the following discussion and analysis together with our financial statements, including the related notes, which are included in this Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See Item 1A, Risk Factors of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain businesses. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell or implement the Accelerate Pheno systems. In addition, in April and May 2020 our Accelerate Pheno kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. Since May 2020, our Accelerate Pheno kit orders have returned to more normal levels, but could decline again if COVID-19 surges cause hospitals to reduce or prohibit elective surgeries. Furthermore, our expected rate of growth of our consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations.

The reduced sales and implementations caused by the COVID-19 pandemic lowered our expected revenue growth for 2020. Due to this reduced revenue growth's impact on cash we furloughed certain employees and implemented salary reductions for executives and other highly compensated employees. Most of the furloughs became permanent in December 2020.

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

We continue to monitor the rapidly evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact,(including the efficacy of vaccines, particularly with respect to emerging strains of the virus), and how quickly and to what extent normal economic and operating conditions can resume. We currently expect to continue to have limited access to our customers and prospects for at least the first half of 2021, particularly with regard to new sales.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein, for additional risks we face due to the COVID-19 pandemic.

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2020, 2019 and 2018

	December 31,				December 31,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Net sales	$11,165	$9,297	$1,868	20%	$9,297	$5,670	$3,627	64%

For the years ended December 31, 2020 and 2019, total revenues increased compared to the previous year due to increased sales of Accelerate PhenoTest BC Kits and instruments. Accelerate PhenoTest BC revenue has increased as customers complete their instrument verifications and begin purchasing kits. In addition, the Company recorded increased revenue in connection with sales-type leases of Accelerate PhenoTest Systems during the year ended December 31, 2020.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Cost of sales	$6,706	$4,897	$1,809	37%	$4,897	$3,187	$1,710	54%
Gross profit	$4,459	$4,400	$59	1%	$4,400	$2,483	$1,917	77%

During the year ended December 31, 2020, cost of sales and gross profit increased as a result of an increase in sales and sales-type leases of Accelerate Pheno systems and Accelerate PhenoTest BC kits compared to the year ended December 31, 2019. This increase was primarily driven by an increase in Accelerate PhenoTest BC kits sales.

Gross profit increased at a slower rate than the increase in sales due to higher revenue from sales-type leases of Accelerate PhenoTest systems. Gross profit on sales-type leases is generally lower than gross profit from sales of Accelerate PhenoTest systems sold direct to customers.

During the year ended December 31, 2019, cost of sales and gross profit increased as a result of an increase in sales of Accelerate Pheno systems and Accelerate PhenoTest BC kits compared to the year ended December 31, 2018. This increase was primarily driven by an increase in Accelerate PhenoTest BC kits sales.

Inventory without a cost basis was sold to customers for the years ended December 31, 2020, 2019 and 2018. Pre-launch inventory previously not capitalized and expensed in a previous year for the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.5 million and $0.4 million, respectively.

Cost of sales includes non-cash equity-based compensation of $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The increase in non-cash equity-based compensation was primarily driven by an increase in sales of Accelerate Pheno systems and Accelerate PhenoTest BC kits. Non-cash equity-based compensation cost is a component of manufacturing overhead. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to a customer or when we recognize depreciation is recorded on revenue generating instruments under operating leases. Cost of sales also includes non-cash equity-based compensation of service overhead when supporting revenue generating instruments.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Research and development	$21,255	$25,345	$(4,090)	(16)%	$25,345	$27,638	$(2,293)	(8)%

Research and development expenses for the year ended December 31, 2020 decreased as compared to the year ended December 31, 2019. The decrease was the result of a decrease in external studies spend and other cost containment measures.

Research and development expenses for the year ended December 31, 2019 decreased as compared to the year ended December 31, 2018. The decrease was primarily the result of decreases in employee non-cash equity-based compensation and employee related expenses, decreases in purchases of engineering supplies to support research and development and decreases in depreciation expense.

Research and development expenses include non-cash equity-based compensation of $4.0 million, $4.1 million and $4.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Non-cash equity-based compensation expense for the year ended December 31, 2020 was relatively consistent with the year ended December 31, 2019. This was primarily the result of equity-based stock options becoming fully vested during the period, and new stock awards being granted and released in the same period. These two events resulted in the expense balance remaining flat for the year ended December 31, 2020 when compared to the year ended December 31, 2019.

The decrease of non-cash equity-based compensation expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily the result of equity-based stock options becoming fully vested during the period, and new equity-based stock option grants having a lower average fair value per share.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Sales, general and administrative	$46,904	$51,886	$(4,982)	(10)%	$51,886	$55,214	$(3,328)	(6)%

Sales, general and administrative expenses for the year ended December 31, 2020 decreased as compared to the year ended December 31, 2019. This decrease is primarily the result of the COVID-19 pandemic, as hospitals have limited access to their facilities to primarily focus on COVID-19 initiatives. These circumstances resulted in decreased expenses associated with travel, trade shows, and instrument demonstration expenses. In addition management also implemented additional cost containment initiatives to reduce other expenses such as services and marketing expenses.

Sales, general and administrative expenses for the year ended December 31, 2019 decreased as compared to the year ended December 31, 2018. The decrease was primarily the result of a decrease in employee non-cash equity-based compensation, along with a reduction in expenditures with third-party vendors.

Sales, general and administrative expenses include non-cash equity-based compensation of $12.1 million, $8.2 million and $9.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The increase of expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily the result of larger stock option and stock awards granted to employees in the current year period.

The decrease of expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily the result of new equity-based stock option grants having a lower average fair value per share, and an increase in forfeitures which offset expenses.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Loss from operations	$(63,700)	$(72,831)	$9,131	(13)%	$(72,831)	$(80,369)	$7,538	(9)%

During the year ended December 31, 2020, our loss from operations decreased compared to the year ended December 31, 2019. This decrease was primarily the result of a decrease in research and development expenses, and sales, general and administrative expenses, combined with an increase in net sales as described above.

During the year ended December 31, 2019, our loss from operations decreased compared to the year ended December 31, 2018. The decrease was primarily the result of decreases in non-cash equity-based compensation, a decrease in research and development expenses, a decrease in sales, general and administrative expenses and increased sales as described above.

Loss from operations includes non-cash equity-based compensation expense of $16.5 million, $12.6 million and $14.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

This loss and further losses are anticipated and are the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Total other expense, net	$(14,503)	$(11,585)	$(2,918)	25%	$(11,585)	$(7,746)	$(3,839)	50%

Other expenses for the years ended December 31, 2020 and 2019 increased compared to the previous year. The increases were primarily the result of increased interest expense partially offset by investment income. In 2018 the Company started incurring interest expense in connection with our convertible notes. For the years ended December 31, 2020, 2019 and 2018 the Company incurred interest expense of $15.5 million, $14.3 million, and $10.1 million, respectively. These amounts were partially offset by investment income of $0.9 million, $2.8 million and $2.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
(Provision) benefit for income taxes	$(5)	$111	$(116)	(105)%	$111	$(211)	$322	(153)%

For the year ended December 31, 2020, the Company recorded immaterial expense for income taxes as the Company is anticipating a small amount of state and foreign tax expense. For the year ended December 31, 2019, the Company recorded a benefit for income taxes due to an income tax refund in connection with restructuring a transfer pricing agreement of a foreign subsidiary. For the year ended December 31, 2018, the Company recorded tax provisions related to tax liabilities generated by our foreign subsidiaries for foreign income taxes.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of our common stock, the issuance of our convertible notes and cash from operations. As of December 31, 2020, the Company had $68.3 million in cash and cash equivalents and marketable securities, a decrease of $40.2 million from $108.5 million at December 31, 2019. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to Lease Agreements. The future lease obligations under the Lease Agreements are included in Item 8, Note 16, Leases.

As of December 31, 2020, management believes that current cash balances will be more than sufficient to fund our capital and liquidity needs for the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31 (in thousands):

Cash Flow Summary (in thousands)
	2020	2019	2018
Net cash used in operating activities	$(50,394)	$(64,794)	$(67,756)
Net cash provided by (used in) investing activities	13,606	52,811	(20,138)
Net cash provided by financing activities	11,633	6,823	125,771

Cash flows from operating activities

The net cash used in operating activities was $50.4 million, $64.8 million and $67.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs.

These losses are the result of continued investments in research and development to further mature Accelerate Pheno, develop ancillary products, and develop a next generation product, sales and marketing, along with other factors.

Cash flows from investing activities

The net cash provided by investing activities was $13.6 million for year ended December 31, 2020. The Company had maturities of $61.9 million which were offset in part by purchases of marketable securities of $46.9 million.

The net cash provided by investing activities was $52.8 million for year ended December 31, 2019. The Company purchased marketable securities of $50.2 million, offset in part by maturities of marketable securities of $88.9 million and proceeds from sales of marketable securities of $14.5 million.

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

Cash flows from financing activities

The net cash provided by financing activities was $11.6 million for the year ended December 31, 2020, and was primarily comprised of proceeds from exercises of options and long-term debt. Proceeds from exercises of options was $6.1 million, while the Company received $5.6 million in proceeds from long-term debt, $4.8 million of which consists of proceeds from the Paycheck Protection Program Note described below.

The net cash provided by financing activities was $6.8 million for the year ended December 31, 2019, and was primarily comprised of proceeds from exercises of options.

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

Paycheck Protection Program (“PPP”) Loan

On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million. The PPP Note matures on April 14, 2025 and bears interest at a rate of 1% per annum. Beginning August 14, 2021, the Company is required to make 45 monthly payments of principal and interest in the amount of $0.1 million. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Note were used for payroll costs (including benefits), rent and utilities.

Pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security (“CARES Act”) and the PPP, the Company applied to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of loan proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. As of December 31, 2020 the Company had submitted its application for forgiveness to the Small Business Administration, which is currently under review.

Other notes payable

During the year ended December 31, 2020, the Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.8 million, with interest rates ranging from 9.8% to 12.4%

and maturities ranging from January 2022 through September 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Item 8, Note 15, Commitments and Contingencies that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Item 2, Properties and Item 8, Note 16, Leases. The Company has entered into Long-Term Debt as described in Item 8, Note 10, Long-Term Debt. The Company has entered into Convertible Senior Notes as described in Item 8, Note 11, Convertible Notes. The future expected payment obligations under our agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Obligations	Total	2021	2022	2023	2024	2025
Operating Lease Obligations	$4,220	$707	$863	$968	$1,055	$627
Long term debt	5,212	553	1,625	1,291	1,304	439
Convertible Notes	171,500	—	—	171,500		—
Total	$180,932	$1,260	$2,488	$173,759	$2,359	$1,066

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

For the years ended December 31, 2020 and 2019, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2020 and 2019.

See Note 7, Property and Equipment, for further information and related disclosures.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2020.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of December 31, 2020 and 2019 the Company was not party to finance lease arrangements.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, the amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers and ASC 842, Leases.

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

See Note 16, Leases for further information.

Equity-Based Compensation

The Company may award stock options, restricted stock units (“RSUs”), performance-based awards and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method) except for performance-based awards. Performance-based stock awards vest based on the achievement of performance targets. Compensation costs associated with performance-based awards are recognized over the requisite service period based on probability of achievement. Performance-based stock awards require management to make assumptions regarding the likelihood of achieving performance targets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our investment portfolio is exposed to market risk from changes in interest rates. The fair value of fixed rate securities may be adversely impacted by fluctuations in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would change the fair value of our interest sensitive financial instruments by $0.3 million for the year ended December 31, 2019. For the year ended December 31, 2020 this hypothetical move was insignificant.

Although the Notes are based on a fixed rate, changes in interest rates could impact the fair value of the Notes. As of December 31, 2020, the fair value of the Notes was $98.7 million.

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

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flow for the years ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Instruments in Inventory and Property and Equipment Valuation

Description of the Matter

Instruments that are or will be available for customer use are included in work in process and finished goods inventory which totaled $4.3 million as of December 31, 2020. Instruments installed at customer sites under operating leases are classified as property and equipment and totaled $2.6 million as of December 31, 2020. As explained in Note 2 to the consolidated financial statements, the Company evaluates the net realizable value of instruments in inventory and the recoverability of the carrying amount of instruments classified as property and equipment.

Auditing management's estimate of the net realizable value of instruments in work in process and finished goods inventory and the recoverability of the carrying value of instruments installed at customer sites under operating leases classified as property and equipment by reference to the Company’s forecasted ability to use such instruments to generate future revenues involved subjective auditor judgment. This is due to the increase in instruments which are not yet generating revenue during the year ended December 31, 2020 and the variability in length of time from placement of an instrument at a customer site to when the instrument either begins to generate revenue or is returned to the Company.

How We Addressed the Matter in Our Audit

Our substantive audit procedures included, among others, evaluating the significant assumptions used in management’s recoverability analysis, in addition to assessing the completeness and accuracy of the underlying data used. We compared the carrying value of instruments included in work in process and finished goods inventory and instruments installed at customer sites under operating leases to management’s recoverability analysis and tested key assumptions including the Company’s rate of returned instruments and forecasted ability to generate revenue from these instruments. Our procedures over these assumptions included comparing the rate of returned instruments assumption to historical return rates, testing the accuracy of historical return rates, testing the accuracy of instruments currently under contract to be installed at customer sites in the future, assessing the reasonableness of forecasted demand and performing a sensitivity analysis to evaluate the impact of changes in these significant assumptions to the valuation of these instruments.

[Ernst & Young LLP signature or /s/ Ernst & Young LLP]

We have served as the Company’s auditor since 2013.
Phoenix, Arizona
March 1, 2021

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,781	$61,014
Investments	32,488	47,437
Trade accounts receivable	1,550	3,222
Inventory	9,216	8,059
Prepaid expenses	1,172	955
Other current assets	1,780	1,165
Total current assets	81,987	121,852
Property and equipment, net	6,135	7,905
Right of use assets	3,183	3,917
Other non-current assets	2,120	750
Total assets	$93,425	$134,424

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,290	$2,351
Accrued liabilities	2,991	3,828
Accrued interest	1,262	1,262
Deferred revenue	376	271
Current portion of long-term debt	553	—
Current operating lease liability	497	450
Total current liabilities	6,969	8,162
Non-current operating lease liability	3,063	3,579
Other non-current liabilities	335	19
Long-term debt	4,659	—
Convertible notes	141,211	130,043
Total liabilities	156,237	141,803

Commitments and contingencies

Stockholders' deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 57,607,939 shares issued and outstanding on December 31, 2020 and 85,000,000 common shares authorized with 54,708,792 shares issued and outstanding on December 31, 2019	58	55
Contributed capital	475,072	452,344
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(492,966)	(414,653)
Accumulated other comprehensive loss	91	(58)
Total stockholders' deficit	(62,812)	(7,379)
Total liabilities and stockholders' deficit	$93,425	$134,424
See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Net sales	$11,165	$9,297	$5,670

Cost of sales	6,706	4,897	3,187
Gross profit	4,459	4,400	2,483

Costs and expenses:
Research and development	21,255	25,345	27,638
Sales, general and administrative	46,904	51,886	55,214
Total costs and expenses	68,159	77,231	82,852

Loss from operations	(63,700)	(72,831)	(80,369)

Other income (expense):
Interest expense	(15,550)	(14,256)	(10,113)
Foreign currency exchange gain (loss)	252	(124)	(450)
Interest and dividend income	855	2,809	2,845
Other expense, net	(60)	(14)	(28)
Total other expense, net	(14,503)	(11,585)	(7,746)

Net loss before income taxes	(78,203)	(84,416)	(88,115)
(Provision) benefit for income taxes	(5)	111	(211)
Net loss	$(78,208)	$(84,305)	$(88,326)

Basic and diluted net loss per share	$(1.40)	$(1.55)	$(1.62)
Weighted average shares outstanding	56,010	54,506	54,494

Other comprehensive loss:
Net loss	$(78,208)	$(84,305)	$(88,326)
Net unrealized (loss) gain on investments	(2)	193	23
Foreign currency translation adjustment	151	(102)	(172)
Comprehensive loss	$(78,059)	$(84,214)	$(88,475)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2018	55,674	$56	$360,620	$(241,972)	$—	$—	$118,704
Net loss	—	—	—	(88,326)	—	—	(88,326)
Exercise of options and restricted stock awards issued	382	—	3,749	—	—	—	3,749
Issuance of common stock under employee purchase plan	35	—	583	—	—	—	583
Unrealized gain on investments	—	—	—	—	—	23	23
Foreign currency translation adjustment	—	—	—	—	—	(172)	(172)
Repurchase of common stock under Prepaid Forward contract	(1,859)	(2)	—	—	(45,067)	—	(45,069)
Issuance of convertible note	—	—	53,283	—	—	—	53,283
Cumulative impact of accounting change	—	—	—	(50)	—	—	(50)
Equity-based compensation	—	—	14,650	—	—	—	14,650
Balances, December 31, 2018	54,232	54	432,885	(330,348)	(45,067)	(149)	57,375
Net loss	—	—	—	(84,305)	—	—	(84,305)
Issuance of common stock	56	—	1,000	—	—	—	1,000
Exercise of options and restricted stock awards issued	396	1	5,364	—	—	—	5,365
Issuance of common stock under employee purchase plan	25	—	458	—	—	—	458
Unrealized gain on investments	—	—	—	—	—	193	193
Foreign currency translation adjustment	—	—	—	—	—	(102)	(102)
Equity-based compensation	—	—	12,637	—	—	—	12,637
Balances, December 31, 2019	54,709	55	452,344	(414,653)	(45,067)	(58)	(7,379)
Net loss	—	—	—	(78,208)	—	—	(78,208)
Exercise of options and restricted stock awards issued	2,858	3	6,059	—	—	—	6,062
Issuance of common stock under employee purchase plan	41	—	359	—	—	—	359
Unrealized loss on investments	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	151	151
Cumulative impact of accounting change	—	—	—	(105)	—	—	(105)
Equity-based compensation	—	—	16,310	—	—	—	16,310
Balances, December 31, 2020	$57,608	$58	$475,072	$(492,966)	$(45,067)	$91	$(62,812)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(78,208)	$(84,305)	$(88,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,997	2,602	2,561
Amortization of investment discount	99	(427)	(621)
Equity-based compensation expense	16,464	12,618	14,422
Amortization of debt discount and issuance costs	11,168	9,969	6,849
Realized loss on available-for-sale securities	3	—	—
Loss on disposal of property and equipment	785	837	678
(Increase) decrease in assets:
Contributions to deferred compensation plan	(357)	—	—
Accounts receivable	1,592	(1,362)	86
Inventory	(1,356)	(3,655)	(4,223)
Prepaid expense and other assets	(2,087)	(752)	(250)
Increase (decrease) in liabilities:
Accounts payable	(1,006)	988	(748)
Accrued liabilities	(909)	(1,327)	1,426
Accrued interest	—	—	1,262
Deferred revenue and income	105	54	(904)
Deferred compensation	316	(34)	32
Net cash used in operating activities	(50,394)	(64,794)	(67,756)
Cash flows from investing activities:
Purchases of equipment	(1,362)	(330)	(998)
Purchase of marketable securities	(46,933)	(50,226)	(120,556)
Proceeds from sales of marketable securities	—	14,500	3,000
Maturities of marketable securities	61,901	88,867	98,416
Net cash provided by (used in) investing activities	13,606	52,811	(20,138)
Cash flows from financing activities:
Proceeds from issuance of common stock	359	1,458	583
Proceeds from exercise of options and warrants	6,062	5,365	3,749
Proceeds from issuance of convertible note	—	—	171,500
Proceeds from debt	5,578	—	—
Payment of debt	(366)	—	—
Prepayment of forward stock repurchase transaction	—	—	(45,069)
Payment of debt issuance costs	—	—	(4,992)
Net cash provided by financing activities	11,633	6,823	125,771

Effect of exchange rate on cash	(78)	(86)	(130)

(Decrease) increase in cash and cash equivalents	(25,233)	(5,246)	37,747
Cash and cash equivalents, beginning of period	61,014	66,260	28,513
Cash and cash equivalents, end of period	$35,781	$61,014	$66,260

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$1,525	$3,361	$4,767
Supplemental cash flow information:
Interest paid	$4,288	$4,288	$2,001
Income taxes paid, net of refunds	$43	$41	$651

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net income, stockholders’ deficit or cash flows.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, tax valuation accounts, equity–based compensation, revenue and leases. Actual results could differ materially from those estimates.

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

See Note 4, Fair Value of Financial Instruments, for further information and related disclosures regarding the Company’s fair value measurements.

The estimated fair value of the Company’s convertible notes represents a Level 2 measurement. See Note 11, Convertible Notes for further detail on the Company’s convertible notes.

The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. The promissory notes issued under the Paycheck Protection Program (“PPP”) and other long-term debt is privately held with no public market. The carrying amount of the long-term debt approximates fair value. See Note 10, Long-Term Debt for further detail on the Company’s long-term debt.

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

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale and are included in accumulated other comprehensive income (loss), a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of statements of operations and comprehensive loss. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

We perform an assessment to determine whether there have been any events or economic circumstances to indicate that a debt security available-for-sale in an unrealized loss position has suffered impairment as a result of credit loss or other factors. A debt security is considered impaired if its fair value is less than its amortized cost basis at the reporting date.

If we intend to sell the debt security or if it is more-likely-than-not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is recognized and the unrealized loss is recorded as a direct write-down of the security's amortized cost basis with an offsetting entry to earnings. If we do not intend to sell the debt security or believe we will not be required to sell the debt security before the recovery of its amortized cost basis, the impairment is assessed to determine if a credit loss component exists. We use a discounted cash flow method to determine the credit loss component. In the event a credit loss exists, an allowance for credit losses is recorded in earnings for the credit loss component of the impairment while the remaining portion of the impairment attributable to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive income (loss). The amount of impairment recognized due to credit factors is limited to the excess of the amortized cost basis over the fair value of the security.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. Our customers typically have good credit quality. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses as of December 31, 2020 was $0.4 million.

The allowance for credit losses for the year ended December 31 is comprised of the following (in thousands):

2020
Beginning balance	$—
Provisions	129
Write-offs	316
Recoveries	—
$445

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

For the years ended December 31, 2020 and 2019, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2020 and 2019.

See Note 7, Property and Equipment, for further information and related disclosures.

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

Product warranty reserve activity for the years ended December 31 is as follows (in thousands):

	2020	2019	2018
Beginning balance	$403	$215	$192
Provisions	13	411	420
Warranty cost incurred	(184)	(223)	(397)
	$232	$403	$215

Paycheck Protection Program (“PPP”) Loan

The PPP was established by the CARES Act, through a significant expansion of the Small Business Administration (“SBA”) 7(a) loan program. On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million.

The Company elected to account for the PPP Note in accordance with ASC 470, Debt, with interest accrued in accordance with the interest method under ASC 835-30, Imputation of Interest. The Company recognized the entire PPP Note amount as a liability on the consolidated balance sheet, with interest accrued and expensed over the term of the loan. The Company did not impute additional interest at a market rate because transactions where interest rates are prescribed by governmental agencies are excluded from the scope of ASC 835-30.

The PPP Note will remain a liability until either of the following criteria are met:

•the Company has been legally released from being the primary obligor under the liability (i.e. the PPP Note is forgiven); or
•the Company pays the lender and is relieved of its obligation for the liability.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2020.

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

Restructure Activity

During the year ended December 31, 2020, following the completion of a strategic review of the Company's Europe, Middle East and Africa (“EMEA”) business, the Company's board of directors approved a plan to reduce its workforce, focus the geographies it plans to operate in, and terminate agreements with some distributors in geographies it plans on exiting (collectively, the “EMEA Restructuring Plan”). As of December 31, 2020, the Company substantially completed the workforce reduction portion of the EMEA Restructuring Plan. Restructuring charges are primarily comprised of employee severance and other post-employment benefits. The Company evaluates the nature of these costs to determine if they relate to on-going benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company incurred expense of $0.4 million in connection with the EMEA Restructuring Plan which was primarily a component of ASC 712. These expenses were recorded as a component of sales, general and administrative costs costs on the consolidated statements of operations and comprehensive loss. No material restructuring liabilities were outstanding as of December 31, 2020.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. We elect not to separate the lease components from the non-lease components for all classes of underlying assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of December 31, 2020 and 2019 the Company was not party to finance lease arrangements.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, the amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers and ASC 842, Leases.

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

See Note 16, Leases for further information.

Nonqualified Cash Deferral Plan

The Company's Cash Deferral Plan (the “Deferral Plan”), provides certain key employees, with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liabilities in the consolidated balance sheet.

Equity-Based Compensation

The Company may award stock options, restricted stock units (“RSUs”), performance-based awards and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method) except for performance-based awards. Performance-based stock awards vest based on the achievement of performance targets. Compensation costs associated with performance-based awards are recognized over the requisite service period based on probability of achievement. Performance-based stock awards require management to make assumptions regarding the likelihood of achieving performance targets.

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

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the consolidated statements of stockholders’ deficit.

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

See Note 12, Loss Per Share, for further information.

Comprehensive Loss

In addition to net loss, comprehensive loss includes all changes in equity during a period, except those resulting from investments by and distributions to owners. The Company holds debt securities as available-for-sale and records the change in fair market value as a component of comprehensive loss. The Company also has adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars which is included as a component of comprehensive loss.

Recent Accounting Pronouncements

Standards that were recently adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820); Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies, among other things, the disclosures required for Level 3 fair value measurements, including the range and weighted average of significant unobservable inputs. The guidance removes, among other things, the disclosure requirement to disclose transfers between Levels 1 and 2. Level 3 fair value measurement disclosures should be applied prospectively while all other amendments should be applied retrospectively. The Company adopted ASU 2018-13 on January 1, 2020, which had no impact to our consolidated financial statements as the Company did not carry Level 3 fair value items upon implementing this ASU on January 1, 2020.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326); Measurement of Credit Losses on Financial Instruments. In November 2018, ASU 2018-19 was issued which amended the standard to clarify that receivables arising from operating leases are within the scope of lease accounting standards. Further, the FASB issued ASU 2019-04, 2019-05, 2019-10, ASU 2019-11, 2020-02 and 2020-03 to provide additional guidance on the credit losses standard. ASU 2016-13 amends the guidance on measuring credit losses on financial assets (including trade accounts receivable and available for sale debt securities) held at amortized cost. Previously, an “incurred loss” methodology was used for recognizing credit losses which delays recognition until it is probable a loss has been incurred. This amendment requires assets valued at amortized cost to be presented at the net amount expected to be collected using an allowance for credit losses. Reversal of credit losses on available for sale debt securities are now recorded in current period net income. The Company adopted ASU 2016-13 on January 1, 2020. We adopted this standard using a modified-retrospective approach, and recorded a $0.1 million cumulative-effect adjustment to the opening balance of accumulated deficit in connection with the adoption. This adjustment was recorded to establish an allowance for trade account receivables and investment in leases. No cumulative-effect adjustment was recorded for unrealized losses on debt securities available-for-sale as the issuers of such securities held by us were of high credit quality. As a result, the consolidated financial statements for the current periods are presented under the new standard, while the comparative prior year period is not adjusted and continues to be reported in accordance with our historical accounting policy.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. This ASU is effective for us on January 1, 2021, with early adoption permitted. We are currently assessing the impact this will have on our consolidated financial statements, and believe it will not have a material impact on the Company's consolidated financial statements at January 1, 2021.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes. ASU 2019-12 reduces complexity in the accounting standard. This ASU is effective for us on January 1, 2021, with early adoption permitted. We are currently assessing the impact this will have on our consolidated financial statements, and believe it will not have a material impact on the Company's consolidated financial statements at January 1, 2021.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of December 31, 2020, three of the Company's financial institutions held 53%, 16% and 14% of the Company’s cash and cash equivalents, respectively. As of December 31, 2019, two of the Company's financial institutions held 73% and 18% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 11% of the Company's net accounts receivable balance as of December 31, 2019. None of the Company's customers accounted for 10% or more of the net accounts receivable balance as of December 31, 2020.

The Company did not have any customers who represented 10% or more of the Company’s total revenue for the years ended December 31, 2020, 2019 and 2018.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31 (see Note 2, Summary of Significant Accounting Policies for further information):

	2020
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$19,276	$—	$—	$19,276
Commercial paper	—	885	—	885
Total cash and cash equivalents	19,276	885	—	20,161
Equity investments:
Mutual funds	357	—	—	357
Total equity investments	357	—	—	357
Debt securities available-for-sale:
Certificates of deposit	—	5,825	—	5,825
US Treasury securities	5,923	—	—	5,923
Commercial paper	—	10,604	—	10,604
Corporate notes and bonds	—	9,779	—	9,779
Debt securities available-for-sale	5,923	26,208	—	32,131
Total assets measured at fair value	$25,556	$27,093	$—	$52,649

	2019
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$43,745	$—	$—	$43,745
Commercial paper	—	1,993	—	1,993
Corporate notes and bonds	—	1,006	—	1,006
Total cash and cash equivalents	43,745	2,999	—	46,744
Debt securities available-for-sale:
Certificates of deposit	—	5,663	—	5,663
US Treasury securities	12,579	—	—	12,579
US Agency securities	—	3,998	—	3,998
Commercial paper	—	2,491	—	2,491
Corporate notes and bonds	—	22,706	—	22,706
Debt securities available-for-sale	12,579	34,858	—	47,437
Total assets measured at fair value	$56,324	$37,857	$—	$94,181

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the consolidated balance sheet.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds and U.S. Treasury securities as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. There were no transfers between levels during the year ended December 31, 2020.

In 2018, the Company issued the Notes, for total proceeds of $171.5 million, as described in Note 11, Convertible Notes. As of December 31, 2020 and 2019, the calculated fair value of the Notes were $98.7 million and $133.8 million, respectively. The Notes are highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes. The fair value of the Notes are classified as Level 2 within the fair value hierarchy.

The Company's PPP Note along with its other long-term notes, cumulatively $5.6 million, approximate their fair value. The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. See Note 10, Long-Term Debt for further detail on the Company's long-term debt.

For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities classified as available-for-sale at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS
2020
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,820	$5	$—	$5,825
US Treasury securities	5,908	15	—	5,923
Commercial paper	10,603	1	—	10,604
Corporate notes and bonds	9,779	1	(1)	9,779
Total	$32,110	$22	$(1)	$32,131

AVAILABLE-FOR-SALE INVESTMENTS
2019
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,646	$17	$—	$5,663
US Treasury securities	12,564	16	(1)	12,579
US Agency securities	4,002	—	(4)	3,998
Commercial paper	2,492	—	(1)	2,491
Corporate notes and bonds	22,711	6	(11)	22,706
Total	$47,415	$39	$(17)	$47,437

The following table summarizes the maturities of the Company’s debt securities classified as available-for-sale at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$32,110	$32,131	$43,627	$43,650
Due in 1-5 years	—	—	3,788	3,787
Total	$32,110	$32,131	$47,415	$47,437

Proceeds from sales of marketable securities (including principal payments) for the years ended December 31, 2020 and 2019 were zero and $14.5 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from sales of marketable securities for the years ended December 31, 2020, 2019 and 2018. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018. Unrealized losses on debt securities available-for-sale have not been recognized in income for the year ended December 31, 2020 because the issuers of such securities held by us were of high credit quality.

As of December 31, 2020, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%. As of December 31, 2020 there were no debt securities available-for-sale in a material unrealized loss position.

As of December 31, 2020 the Company carried debt securities available-for-sale that were certificates of deposits, which were not covered by a rating agency or the credit rating was below the Company's minimum credit rating. As of December 31, 2020 all of the Company's certificate deposits were below the FDIC's insurance limit of $250,000 per depositor which mitigated the Company's investment risk. All other debt securities available-for-sale had a credit rating of A- or better as of December 31, 2020.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at December 31, 2020 was $0.4 million. There were no material unrealized gains or losses on equity securities recorded in income for the year ended December 31, 2020. These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for the year December 31, 2020.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventories consisted of the following at December 31 (in thousands):

	2020	2019
Raw materials	$4,891	$4,854
Work in process	1,942	1,561
Finished goods	2,383	1,644
Inventory	$9,216	$8,059

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31 (in thousands).

	2020	2019
Computer equipment	$3,608	$2,477
Technical equipment	3,789	3,681
Facilities	3,693	3,883
Instruments	5,880	7,491
Capital projects in progress	—	238
Total property and equipment	$16,970	$17,770
Accumulated depreciation	(10,835)	(9,865)
Net property and equipment	$6,135	$7,905

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $2.4 million, $2.3 million and $2.5 million, respectively.

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at December 31 (in thousands).

	2020	2019
Instruments at cost under operating leases	$3,750	$4,604
Accumulated depreciation under operating leases	(1,120)	(808)
Net property and equipment under operating leases	$2,630	$3,796

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbapenem-resistant Enterobacteriaceae directly from whole blood. The cumulative award amount under these subawards is $1.5 million. The amounts invoiced for the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $0.3 million and $0.2 million, respectively. Subsequent to the original term of the grant the National Institute of Health has provided incremental annual extensions that have allowed the Company to provide additional services.

Arizona Commerce Authority Grant

In August 2012, the Company entered into a Grant Agreement (the “Grant Agreement”) with the Arizona Commerce Authority, an agency of the State of Arizona (the “Authority”), pursuant to which the Authority provided certain state and county sponsored incentives for the Company to relocate its corporate headquarters to, and expand its business within, the State of Arizona (the “Project”). Pursuant to the Grant Agreement, the Authority agreed to provide a total grant in the amount of $1.0 million (the “Grant”) for the use by the Company in the advancement of the Project. The Grant is payable out of an escrow account in four installments, upon the achievement of the following milestones:

•Milestone 1 – Relocation of Company’s operations and corporate headquarters to Arizona and creation of 15 Qualified Jobs (as defined below).

•Milestone 2 – Creation of 30 Qualified Jobs (including Qualified Jobs under Milestone 1).

•Milestone 3 – Creation of 40 Qualified Jobs (including Qualified Jobs under Milestones 1 and 2).

•Milestone 4 – Creation of 65 Qualified Jobs (including Qualified Jobs under Milestones 1, 2 and 3) and capital investment of at least $4.5 million.

For purposes of the Grant Agreement, a “Qualified Job” is a job that is permanent, full-time, new to Arizona, and for which the Company pays average (across all Qualified Jobs identified by the Company in its discretion) annual wages of at least $63,000 and offers health insurance benefits and pays at least 65% of the premiums associated with such benefits. The amount of each installment payment will be determined in accordance with a formula specified in the Grant Agreement. The Grant Agreement also contains other customary provisions, including representations, warranties and covenants of both parties. As of December 31, 2018, the full amount was collected and recorded in current deferred revenue and income.

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

NOTE 9. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of December 31 follows (in thousands):

	2020	2019
Products and services not yet delivered	$376	$271
Deferred revenue	$376	$271

We recognized $0.2 million and $0.2 million of revenues during the years ended December 31, 2020 and December 31, 2019, respectively, and no material amount of revenue during the year ended December 31, 2018, that were included in the contract liabilities balances at the beginning of the period. No material amount of revenue recognized during the current period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2020, $10.6 million of revenue is expected to be recognized from remaining performance obligations under existing customer contracts. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 10. LONG-TERM DEBT

As of December 31, 2020 and December 31, 2019, long-term debt consisted of the following (in thousands):

	2020	2019
PPP Loan - 1% interest	$4,812	$—
Other Loans - various interest	400	—
Total debt	5,212	—
Current portion of long-term debt	553	—
Long-term debt	$4,659	$—

The following presents maturities of future principal obligations of long-term debt as of December 31, 2020 (in thousands):

2021	$553
2022	1,625
2023	1,291
2024	1,304
Thereafter	439
Total	$5,212

Other notes payable

During the year ended December 31, 2020, the Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.8 million, with interest rates ranging from 9.8% to 12.4% and maturities ranging from January 1, 2022 to September 2022. As of December 31, 2020, the current portion of long-term debt was $0.1 million and long-term debt was $0.3 million.

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

Pursuant to the terms of the CARES Act and the PPP, the Company applied to the lender for forgiveness for the amount due on the PPP Note. The amount eligible for forgiveness is based on the amount of PPP Note proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of PPP Note proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. As of December 31, 2020 the Company had submitted its application for forgiveness to the SBA, which is currently under review.

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

Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.

The Notes consisted of the following at December 31 (in thousands):

	2020	2019
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(28,524)	(39,042)
Unamortized debt issuance	(1,765)	(2,415)
Net carrying amount of the liability component	$141,211	$130,043

Interest expense consisted of the following at December 31 (in thousands):

	2020	2019	2018
Contractual coupon interest	$4,288	$4,288	$3,264
Amortization of the debt discount	10,518	9,388	6,450
Amortization of debt issuance costs	651	581	399
Total interest expense on convertible notes	$15,457	$14,257	$10,113

As of December 31, 2020, no Notes were convertible pursuant to their terms.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses at of the following at December 31 (in thousands):

	2020	2019	2018
Shares issuable upon the release of restricted stock awards	526	14	76
Shares issuable upon exercise of stock options	8,045	10,133	8,091
	8,571	10,147	8,167

Potentially dilutive common shares would include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 11, Convertible Notes, the Company issued $171.5 million of Notes due 2023. The Notes are convertible into shares of the Company’s common stock, can be repurchased for cash, or a combination thereof, at the Company’s election, at an initial conversion rate of 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of December 31, 2020, no Notes were convertible pursuant to their terms. The maximum number of shares issuable upon conversion of the Notes is 5.5 million shares.

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

As discussed in Note 19, Securities Purchase Agreement, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips, or entities affiliated with such persons (collectively, the “Purchasers”), for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock. The closing of the purchase and sale of the Shares is expected to occur in three approximately equal tranches, with the first tranche having closed on February 19, 2021 and the next two tranches expected to close on March 31, 2021 and June 30, 2021, respectively, or such other dates as the parties may agree. The potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The Company has three equity based compensation plans, which are discussed below:

Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan was a stockholder-approved plan. As of December 31, 2020, there were 280,000 options exercised during the life of the plan and 0 that remain outstanding. The Non-Qualified Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

2004 Omnibus Stock Option Plan

In December 2004, the Company’s stockholders approved the Omnibus Stock Option Plan. Authorized shares in this plan were 5,500,000. As of December 31, 2020, there were 3,188,174 options exercised during the life of the plan and 751,826 options remain outstanding. The 2004 Omnibus Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

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

During the Company's Annual Meeting of Stockholders, stockholders approved amendments to the Company's 2012 Omnibus Equity Incentive Plan increasing the number of shares of Common Stock reserved and available for grant by 4,000,000 in May 2014, 2,000,000 in May 2017, 3,000,000 in March 2019 and 4,000,000 in May 2020, resulting in a total of 14,677,500 reserved shares.

Stock options granted under this plan vest in a range from immediate to five years while generally stock options under this plan vest over five years. RSUs granted under this plan vest in a range from immediate to five years while generally RSUs under this plan vest over three years. Stock grants granted under this plan vest immediately.

As of December 31, 2020, there were 1,464,663 options exercised and 281,245 RSUs, performance awards and stock grants issued, during the life of the plan. There were 7,820,049 shares remaining outstanding, leaving 5,111,543 available for grant.

Combined Stock Option Plans

The following table summarizes option activity under all plans during the years ended December 31, 2020 and 2019 and shows the exercisable shares as of December 31, 2020:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2019	8,090,636	$12.22
Granted	3,067,888	14.52
Forfeited	(533,503)	20.65
Exercised	(383,319)	13.99
Expired	(109,140)	23.86
Options Outstanding December 31, 2019	10,132,562	12.28
Granted	1,738,083	8.53
Forfeited	(713,070)	14.23
Exercised	(2,631,935)	2.30
Expired	(480,179)	18.62
Options Outstanding December 31, 2020	8,045,461	14.18
Exercisable December 31, 2020	4,174,813	13.89

The cash received from the exercise of options during the year ended December 31, 2020 was $6.1 million and the tax benefit realized was zero for the same period. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $23.5 million, $2.3 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The total fair value of options vesting during the period was $9.0 million, $9.9 million, and $13.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model. The table below summarizes the inputs used to calculate the estimated fair value of options awarded for the years ended December 31:

	2020	2019	2018
Expected term (in years)	5.94	6.28	6.01
Volatility	58%	60%	66%
Expected dividends	—	—	—
Risk free interest rates	0.6%	2.1%	2.7%
Estimated forfeitures	—%	—%	—%
Weighted average fair value	$4.49	$8.33	$14.87

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2020:

	Options Outstanding	Options Exercisable
Number of options	8,045,461	4,174,813
Weighted average remaining contractual term (in years)	6.55	4.92
Weighted average exercise price	$14.18	$13.89
Weighted average fair value	$8.88	$8.92
Aggregate intrinsic value (in millions)	$6.1	$5.2

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $7.58 on the last trading day of 2020 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair value of the Company’s stock.

The following table summarizes RSU and stock grant activity during the years ended December 31, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs & Stock Grants Outstanding January 1, 2019	76,000	$18.70
Granted	11,000	20.32
Forfeited	(60,500)	19.74
Vested/released	(12,168)	17.43
RSUs & Stock Grants outstanding December 31, 2019	14,332	16.66
Granted	813,256	11.44
Forfeited	(98,398)	11.66
Vested/released	(202,776)	12.41
RSUs & Stock Grants outstanding December 31, 2020	526,414	11.17

The total fair value of RSUs and stock grants vested and released during the period was $2.7 million, $0.2 million, and $0.4 million for the years ending December 31, 2020, 2019 and 2018, respectively.

The Company records compensation cost based on the fair value of the award. The table below summarizes the weighted average fair value of RSUs and stock grants awarded for the years ending December 31:

	2020	2019	2018
Weighted average fair value	$11.44	$20.32	$17.33

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to share-based compensation for the years ended December 31 (in thousands) is as follows:

	2020	2019	2018
Cost of Sales	$351	$277	$189
Research and development	4,035	4,115	4,760
Sales, general and administrative	12,078	8,226	9,473
Total equity-based compensation expense	$16,464	$12,618	$14,422
Recognized tax benefit	$—	$—	$—

The share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the years ended December 31 (in thousands) is as follows:

	2020	2019	2018
Cost capitalized to inventory	$253	$409	$463

As of December 31, 2020, unrecognized equity-based compensation cost related to unvested stock options, and unvested RSUs was $13.0 million and $2.3 million, respectively. This is expected to be recognized over the years 2021 through 2025.

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

In August 2018, the Company granted 225,000 performance-based stock options. Of these performance-based stock options performance obligations had been met for 75,000 options which became exercisable in a prior period. The remaining 150,000 options were forfeited for the performance targets not being achieved. Of the total options forfeited, 50,000 of those options were forfeited during the year ended December 31, 2020. No stock compensation expense for the forfeited performance-based stock options was recognized. The stock compensation expense for the vested options was recorded in prior periods.

During the year ended December 31, 2020, the Company granted another 105,000 performance-based stock options. During the year ended December 31, 2020, 45,000 performance-based stock options vested due to the performance obligations being achieved. None of these options have been forfeited as of December 31, 2020.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the years ending December 31 (in thousands):

	2020	2019	2018
Performance-based stock option expense	$215	$107	$717

Included in the above-noted RSU outstanding amount are performance-based RSU's which vest only upon the achievement of certain targets. Performance-based RSU's contingently vest over a period of 1 to 3 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

During the year ended December 31, 2020, the Company granted 364,338 performance-based RSU's. During the year ended December 31, 2020, 81,000 performance-based RSU's were released due to the performance obligations being achieved. At December 31, 2020 259,343 performance-based RSU's were outstanding. None of these performance-based RSU have been forfeited due to performance obligations not being achieved, while 23,995 performance-based RSU were forfeited for the employees separating from the Company.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the years ending December 31 (in thousands):

	2020	2019	2018
Performance-based RSU expense	$810	$—	$—

NOTE 14. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	2020	2019	2018
U.S. Domestic	$(66,482)	$(70,452)	$(67,508)
Foreign	(11,721)	(13,964)	(20,607)
Net loss before income taxes	$(78,203)	$(84,416)	$(88,115)

The components of the provision for income taxes for the years ended December 31 is presented in the following table:

	2020	2019	2018
Current:
Federal	$—	$—	$—
State	(1)	(8)	(14)
Foreign	(4)	119	(197)
Total (provision) benefit	(5)	111	(211)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total (provision) benefit	$(5)	$111	$(211)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes for the years ended December 31 are as follows (in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$81,733	$66,319
General business credit	15,484	11,306
Stock options	13,366	13,217
Operating lease liability	846	908
Property & equipment	206	403
Inventory	588	397
Intangible assets, definite-lived	55	38
Other	284	30
Total deferred tax assets	112,562	92,618
Valuation allowance	(104,585)	(81,946)
Deferred tax assets	$7,977	$10,672

Deferred tax liabilities:
Debt amortization	$(7,229)	$(9,793)
Right of use asset	$(748)	$(879)
Total deferred tax liabilities	$(7,977)	$(10,672)

Net deferred taxes	$—	$—

As of December 31, 2020, the Company has generated regular tax federal net operating losses (“NOLs”) of approximately $335.0 million. As a result of the Tax and Jobs Act (“the TCJA”), for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can be carried forward for up to 20 years. NOLs generated after December 31, 2017 carry forward indefinitely, but are limited to 80% utilization against taxable income generated in tax years after 2020. Of the Company's total federal net operating loss of $335.0 million, $170.6 million will begin to expire in 2023 and $164.4 million will not expire but will only offset 80% of taxable income generated in tax years after 2020.

As of December 31, 2020, the Company has generated state net operating losses of approximately $315.1 million. The Company's state net operating losses will begin to expire in 2033.

As of December 31, 2020, the Company has generated $11.3 million of federal research and development (“R&D”) tax credits which begin to expire in 2032.

As of December 31, 2020, the Company has generated $8.7 million of state R&D tax credits which begin to expire in 2031.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, utilization of the Company’s NOLs and R&D tax credits may be subject to substantial annual limitation if certain ownership changes occur during a three-year testing period as defined by the Internal Revenue Code.

The net deferred tax asset valuation allowance is $104.6 million as of December 31, 2020, compared to $81.9 million as of December 31, 2019. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its net deferred tax assets.

During 2018, the Company recognized $14.0 million of the initial deferred tax liability related to the 2018 convertible debt with an adjustment to equity in accordance with ASC 740. The establishment of the deferred tax liability resulted in the reduction of the Company's valuation allowance on existing deferred tax assets. The Company recorded the reduction of the valuation allowance as an offsetting adjustment in equity. As a result, no net entry to equity was recorded for the 2018 convertible debt in 2018. Subsequent changes in the deferred tax liability related to the convertible debt are recorded as a component of income tax expense or benefit.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, France, Germany, Italy, Spain, Russia, and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested.

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are the extension of the carryback period of certain losses to five years, and suspended the 80 percent limitation imposed by the TCJA on utilization of NOLs generated in 2018, 2019 and 2020 to offset taxable income generated in tax years prior to 2021. The CARES Act also increased the ability to deduct interest expense from 30 percent, as imposed by the TCJA, to 50 percent of modified taxable income. The CARES Act also provides for a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2021 and December 2022 and enhanced small business loans to assist business impacted by the pandemic. The Company’s tax provision and financial position was not materially impacted by the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended and modified many of the tax related provisions of the CARES Act. The Company does not anticipate a material impact of the Consolidated Appropriations Act on its tax provision or financial position.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31 is as follows:

	2020	2019	2018
U.S. federal statutory income tax rate	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal tax benefit	(4.95)	(3.83)	(3.07)
Permanent and other differences	2.35	(0.25)	(0.26)
Change in tax rates	(0.05)	0.16	(0.41)
Tax rate differential	3.09	3.28	4.92
Unrecognized tax benefits	1.34	0.79	0.81
Nondeductible equity and other compensation	(3.38)	1.12	(0.17)
Credit for increased research activities	(6.29)	(2.80)	(3.12)
Change in valuation allowance	28.89	22.40	22.54
	—%	(0.13)%	0.24%

The Company's uncertain tax positions at December 31 as follows (in thousands):

	2020	2019	2018
Balance at beginning of year	$3,712	$2,983	$2,141
Increases for prior positions	—	7	70
Increases for current year positions	1,154	724	775
Other decreases	—	(2)	(3)
Balance at end of year	$4,866	$3,712	$2,983

These uncertain positions are not expected to change within the next twelve months. Of the $4.9 million of uncertain tax positions, $0.1 million would impact the effective tax rate, if reversed. The Company accounts for interest on uncertain tax positions within tax expense. The Company's foreign subsidiaries are subject to applicable jurisdiction examination for all years of operations. The Company has adequate tax attributes available to utilize against its uncertain tax positions in a given year. As a result the Company does not accrue interest or penalties against its uncertain tax positions.

The Company incurred net operating losses since inception that are subject to adjustment under Internal Revenue Service (“IRS”) and state examination. In the first quarter of 2021, the Company was informed by the IRS that they would begin an examination of the Company’s 2018 tax year. The Company’s foreign income tax filings are subject to examination by the appropriate foreign tax authorities. The Company is not currently under examination by tax authorities other than the IRS and is not aware of any material proposed adjustments to its income tax filings.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

NOTE 16. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the years ended December 31 (in thousands):

	2020	2019
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$712	$333
ROU assets obtained in exchange for lease obligations
Operating leases	17	3,639
Lease Cost
Operating leases	1,052	378
Short-term leases	$66	$697

The weighted average remaining lease term on our operating leases is 4.5 years. The weighted average discount rate on those leases is 7.0%. Rent expense including common area charges was $1.4 million for the year ended December 31, 2018.

The following presents maturities of operating lease liabilities in which we are the lessee as of December 31, 2020 (in thousands):

2020
2021	$707
2022	863
2023	968
2024	1,055
2025	627
Thereafter	—
Total lease payments	4,220
Less imputed interest	(659)
$3,561

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our consolidated balance sheet. As of December 31, 2020, the total net investment in these leases was $3.2 million. The following presents maturities of lease receivables under sales-type leases as of December 31, 2020 (in thousands):

2020
2021	$1,094
2022	1,037
2023	666
2024	255
2025	46
Thereafter	150
3,248

NOTE 17. INDUSTRY, GEOGRAPHIC, AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 8%, 28% and 27% of total revenue for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, balances due from foreign customers, in U.S. dollars, were $0.3 million and $2.1 million, respectively.

The following presents long-lived assets (excluding intangible assets) by geographic territory at December 31 (in thousands):

	2020	2019
Domestic	$5,658	$7,244
Foreign	477	661
	$6,135	$7,905

The following presents total net sales by geographic territory for the years ended December 31 (in thousands):

	2020	2019	2018
Domestic	$10,305	$6,705	$4,153
Foreign	860	2,592	1,517
Net sales	$11,165	$9,297	$5,670

The following presents total net sales by line of business for the years ended December 31 (in thousands):

	2020	2019	2018
Accelerate Pheno revenue	$11,025	$9,132	$5,547
Other revenue	140	165	123
Net sales	$11,165	$9,297	$5,670

The following presents total net sales by products and services for the years ended December 31 (in thousands):

	2020	2019	2018
Products	$10,336	$8,839	$5,576
Services	829	458	94
Net sales	$11,165	$9,297	$5,670

Lease income included in net sales was $3.6 million and $1.3 million for the years ended December 31, 2020 and December 31, 2019, respectively, which does not represent revenues recognized from contracts with customers. Lease income included in net sales for the year ended 2018 is immaterial.

NOTE 18. SUPPLEMENTAL DATA (UNAUDITED)

The following is a summary of unaudited selected quarterly financial information for the three months ended 2020 (in thousands, except per share data):

	December 31,	September 30,	June 30,	March 31,
Net sales	$3,110	$3,588	$2,125	$2,342
Gross profit	$1,149	$1,301	$954	$1,055
Loss from operations	$(15,080)	$(15,165)	$(15,725)	$(17,730)
Net loss	$(18,912)	$(18,757)	$(19,230)	$(21,309)
Basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.35)	$(0.39)

The following is a summary of unaudited selected quarterly financial information for the three months ended 2019 (in thousands, except per share data):

	December 31,	September 30,	June 30,	March 31,
Net sales	$3,470	$2,271	$1,806	$1,750
Gross profit	$1,513	$1,154	$899	$834
Loss from operations	$(18,269)	$(17,653)	$(18,087)	$(18,822)
Net loss	$(21,335)	$(20,434)	$(20,815)	$(21,721)
Basic and diluted net loss per share	$(0.40)	$(0.37)	$(0.38)	$(0.40)

NOTE 19. SECURITIES PURCHASE AGREEMENT

On December 24, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips, or entities affiliated with such persons (collectively, the “Purchasers”), for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock (the “Shares”), to the Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Each of Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips is a member of the Company’s board of directors. Mr. Phillips also serves as the Company’s President and Chief Executive Officer. The entity affiliated with Jack W. Schuler that originally entered into the Securities Purchase Agreement subsequently entered into an assignment and assumption agreement whereby it assigned all of its rights and obligations as a Purchaser to three other entities that became Purchasers under the Securities Purchase Agreement. These three entities are related to Jack W. Schuler but are not affiliates of his.

Pursuant to the Securities Purchase Agreement, the Purchasers have agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $7.68 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Securities Purchase Agreement for an aggregate purchase price of approximately $32 million. The closing of the purchase and sale of the Shares is expected to occur in three approximately equal tranches, with the first tranche having closed on February 19, 2021 and the next two tranches expected to close on March 31, 2021 and June 30, 2021, respectively, or such other dates as the parties may agree.

Additionally, on December 24, 2020, the Company entered into a registration rights agreement with the Purchasers pursuant to which the Company has agreed to register the resale of the Shares pursuant to the terms set forth therein.

NOTE 20. RELATED PARTY TRANSACTION

Convertible notes

As discussed in Note 11, Convertible Notes, the Company issued Notes in March 2018. As part of this issuance, an entity controlled by one member of the Company's board of directors purchased an aggregate of $30.0 million of the Notes. In 2019, this affiliate purchased an additional $12.0 million of Notes on the open market. The affiliated entity is a Qualified Institutional Buyer which purchased and holds an aggregate of $42.0 million of the Notes at December 31, 2020.

Purchase Agreement 2019

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

Security Purchase Agreement 2020

On December 24, 2020, the Company entered into a Securities Purchase Agreement with Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips, or entities affiliated with such persons, for the issuance and sale by the Company of an aggregate of 4,166,663 Shares, to the Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Each of Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips is a member of the Company’s board of directors. Mr. Phillips also serves as the Company’s President and Chief Executive Officer. The entity affiliated with Jack W. Schuler that originally entered into the Securities Purchase Agreement subsequently entered into an assignment and assumption agreement whereby it assigned all of its rights and obligations as a Purchaser to three other entities that became Purchasers under the Securities Purchase Agreement. These three entities are related to Jack W. Schuler but are not affiliates of his. See Note 19, Securities Purchase Agreement, for further information.

NOTE 21. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed. On February 15, 2021, the Company received gross proceeds of $10.7 million from the first tranche closing of the Securities Purchase Agreement. The Company expects the remaining two tranches of the Securities Purchase Agreement to close in the first half of 2021 and the total expected gross proceeds including the first tranche to be $32.0 million.

The Company and the purchasers subject to the Securities Purchase Agreement are obligated to fulfill their obligations set forth in the Securities Purchase Agreement upon the closure of the first tranche. The remaining tranches represent freestanding equity-classified instruments that will be fair valued upon closure of the first tranche and the corresponding fair value for each subsequent tranche will be recorded to APIC. At the time of the filing of the Company’s Form 10-K, the valuation for these instruments was not available. The accounting for the second and third tranches were predicated on the first tranche closing, the Company concluded these transaction would not require adjustment to the Company's financial results for the year ending December 31, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2020, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Company’s Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2019
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 8-K for the fiscal year ended August 8, 2019
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018
4.2	Indenture, dated March 27, 2018 between Registrant and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.3	Form of 2.50% Convertible Senior Note due 2023 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.4	Description of our Capital Stock Registered Pursuant to Section 12 of the Securties Exchange Act of 1934	Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.1*	Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.1.1*	Amendment to Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.1.2*	Form of Stock Option Award Agreement under Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.2	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.3*	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.4*
Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan (as amended by the First Amendment to the Accelr8 Technology Corporation 2012 Omnibus Equity Incentive Plan and the Second Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan)
Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.4.3*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
10.4.4*	Sixth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2020
10.4.5*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.4.6*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.4.7*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.5	Promissory Note, dated April 14, 2020, by and between Registrant and Zions Bancorporation, N.A. dba National Bank of Arizona	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 20, 2020

10.5.1	Addendum A to Promissory Note, dated April 14, 2020, by and between Registrant and Zions Bancorporation, N.A. dba National Bank of Arizona	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020
10.6	Securities Purchase Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.7	Registration Rights Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.8	Forward Stock Purchase Transaction, dated March 22, 2018, between Registrant and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.9*	2020 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 8, 2020
10.9.1*	Form of 2020 Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on form 8-K filed on April 8, 2020
10.10*	Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.11*	Transition Agreement, Part-Time Employment Agreement, and General Release of Claims between Registrant and Lawrence Mehren, dated December 1, 2019	Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

March 1, 2021	By: /s/ Jack Phillips
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

Signature	Title	Date

/s/ Jack Phillips Jack Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021

/s/ Steve Reichling Steve Reichling	Corporate Secretary, Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ John Patience John Patience	Chairman of the Board of Directors	March 1, 2021

/s/ Jack Schuler Jack Schuler	Director	March 1, 2021

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	March 1, 2021

/s/ Frank ten Brink Frank ten Brink	Director	March 1, 2021

/s/ Mark Miller Mark Miller	Director	March 1, 2021

/s/ Charles Watts, M.D. Charles Watts	Director	March 1, 2021

/s/ Tom Brown Tom Brown	Director	March 1, 2021

/s/ Roland D Diggelmann Roland D Diggelmann	Director	March 1, 2021

/s/ Louise Francesconi Louise Francesconi	Director	March 1, 2021