Form 10-Q
period 2021-03-31
Accelerate Diagnostics, Inc
filed 2021-05-07
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021
OR
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

As of May 3, 2021, there were 61,044,021 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$42,726	$35,781
Investments	23,954	32,488
Trade accounts receivable	1,976	1,550
Inventory	9,785	9,216
Prepaid expenses	1,891	1,172
Other current assets	1,479	1,780
Total current assets	81,811	81,987
Property and equipment, net	5,825	6,135
Right of use assets	3,007	3,183
Other non-current assets	2,025	2,120
Total assets	$92,668	$93,425
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,917	$1,290
Accrued liabilities	3,221	2,991
Accrued interest	191	1,262
Deferred revenue	357	376
Current portion of long-term debt	1,127	553
Current operating lease liability	551	497
Total current liabilities	7,364	6,969
Non-current operating lease liability	2,900	3,063
Other non-current liabilities	453	335
Long-term debt	4,108	4,659
Convertible notes	144,207	141,211
Total liabilities	$159,032	$156,237

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value;
85,000,000 common shares authorized with 59,561,357 shares issued and outstanding on March 31, 2021 and 85,000,000 common shares authorized with 57,607,939 shares issued and outstanding on December 31, 2020	60	58
Contributed capital	495,857	475,072
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(517,205)	(492,966)
Accumulated other comprehensive income (loss)	(9)	91
Total stockholders’ deficit	(66,364)	(62,812)
Total liabilities and stockholders’ deficit	$92,668	$93,425

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net sales	$2,518	$2,342

Cost of sales	1,621	1,287
Gross profit	897	1,055

Costs and expenses:
Research and development	6,895	5,842
Sales, general and administrative	14,029	12,943
Total costs and expenses	20,924	18,785

Loss from operations	(20,027)	(17,730)

Other income (expense):
Interest expense	(4,090)	(3,749)
Foreign currency exchange loss	(159)	(128)
Interest income	43	380
Other expense, net	(6)	(82)
Total other expense, net	(4,212)	(3,579)

Net loss before income taxes	(24,239)	(21,309)
Provision for income taxes	—	—
Net loss	$(24,239)	$(21,309)

Basic and diluted net loss per share	$(0.41)	$(0.39)
Weighted average shares outstanding	58,520	54,837

Other comprehensive loss:
Net loss	$(24,239)	$(21,309)
Net unrealized (loss) gain on debt securities available-for-sale	(19)	223
Foreign currency translation adjustment	(81)	(15)
Comprehensive loss	$(24,339)	$(21,101)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(24,239)	$(21,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	659	755
Amortization of investment discount	49	(4)
Equity-based compensation	8,839	4,199
Amortization of debt discount and issuance costs	2,996	2,674
Loss on disposal of property and equipment	—	432
Contributions to deferred compensation plan	(112)	—
(Increase) decrease in assets:
Accounts receivable	(401)	(9)
Inventory and instruments in property and equipment	(683)	(1,735)
Prepaid expense and other	(292)	(1,011)
Increase (decrease) in liabilities:
Accounts payable	575	968
Accrued liabilities, and other	183	(1,475)
Accrued interest	(1,048)	(1,071)
Deferred revenue and income	(19)	(85)
Deferred compensation	118	74
Net cash used in operating activities	(13,375)	(17,597)

Cash flows from investing activities:
Purchases of equipment	—	(438)
Purchase of marketable securities	(7,307)	(21,582)
Maturities of marketable securities	15,829	16,664
Net cash provided by (used in) investing activities	8,522	(5,356)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,746	111
Proceeds from exercise of options	1,109	1,318
Net cash provided by financing activities	11,855	1,429

Effect of exchange rate on cash	(57)	(3)

Increase (decrease) in cash and cash equivalents	6,945	(21,527)
Cash and cash equivalents, beginning of period	35,781	61,014
Cash and cash equivalents, end of period	$42,726	$39,487

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$306	$1,282
Supplemental cash flow information:
Interest paid	$2,144	$2,144
Income taxes paid, net of refunds	$—	$26

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Common stock shares outstanding
Beginning	57,608	54,709
Issuance of common stock	1,389	—
Exercise of options	554	270
Issuance of common stock under employee purchase plan	10	15
Ending	59,561	54,994

Common stock
Beginning	$58	$55
Proceeds from issuance of common stock	1	—
Exercise of Options	1	—
Ending	$60	$55

Contributed capital
Beginning	$475,072	$452,344
Proceeds from issuance of common stock	10,665	—
Exercise of options	1,108	1,318
Issuance of common stock under employee purchase plan	80	111
Equity-based compensation	8,932	4,214
Ending	$495,857	$457,987

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Accumulated deficit
Beginning	$(492,966)	$(414,653)
Cumulative effect of accounting changes	—	(105)
Net loss	(24,239)	(21,309)
Ending	$(517,205)	$(436,067)

Treasury stock
Beginning	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$91	$(58)
Net unrealized (loss) gain on debt securities available-for-sale	(19)	223
Foreign currency translation adjustment	(81)	(15)
Ending	$(9)	$150

Total stockholders' deficit	$(66,364)	$(22,942)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 2, 2021.

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2021, or any future period.

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

Estimated Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which has defined fair value and requires the Company to establish a framework for measuring and disclosing fair value. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three-tiered approach and fair value measurement be classified and disclosed in one of the following three categories:

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

The estimated fair value of the Company’s convertible note represents a Level 2 measurement. See Note 10, Convertible Notes for further detail on the Company’s convertible notes.

The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. The promissory notes issued under the Paycheck Protection Program (PPP) and other long-term debt is privately held with no public market. The carrying amount of these notes approximates fair value. See Note 9, Long-Term Debt for further detail on the Company’s long-term debt.

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

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the condensed consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive income (loss), a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. Our customers typically have good credit quality. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses at March 31, 2021 and December 31, 2020 was $0.2 million and $0.4 million, respectively.

The allowance for credit losses for the three months ended March 31, 2021 and 2020 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$445	$110
Provisions	31	—
Write-offs	(267)	—
	$209	$110

The write-offs recorded during the three months ended March 31, 2021 were in connection with a one time restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables. The credit losses were accrued as of December 31, 2020 and the bad debt expense associated with these credit losses was recorded in the prior period.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and this evaluation is performed at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of March 31, 2021 and December 31, 2020.

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

Warranty reserve activity for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$232	$403
Provisions	(22)	1
Warranty cost incurred	(26)	(62)
Ending balance	$184	$342

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

See Note 9, Long-Term Debt for further detail regarding the PPP Note.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three months ended March 31, 2021.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of March 31, 2021 and December 31, 2020, the Company was not a party to finance lease arrangements.

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

In the first quarter of 2021, the Company was informed by the IRS that they would begin an examination of the Company’s 2018 tax year. Due to the early stage of the examination, management is unable to determine the impact the examination will have on the Company's tax position.

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income loss.

The Company has assets and liabilities, including receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency exchange gain and loss, within the condensed consolidated statement of operations and comprehensive loss.

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested RSUs. Potentially dilutive common shares would also include common shares that would be outstanding if the Notes at the balance sheet date were converted and shares issuable in connection with a securities purchase agreement. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. The Company adopted ASU 2020-01 on January 1, 2021, which had no impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes. ASU 2019-12 reduces complexity in the accounting standard. The Company adopted ASU 2019-2 on January 1, 2021, which had no impact to our consolidated financial statements. The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future.

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

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of March 31, 2021, three of the Company's financial institutions held 63%, 14% and 11% of the Company’s cash and cash equivalents, respectively. As of December 31, 2020, three of the Company's financial institutions held 53% and 16% and 14% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. None of the Company's customers accounted for 10% or more of the net accounts receivable balance as of March 31, 2021 and December 31, 2020.

Customers who represented 10% or more of the Company’s total revenue for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Company A	*	12%
* Less than 10% for the period indicated

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$27,312	$—	$—	$27,312
Commercial paper	—	250	—	250
Total cash and cash equivalents	27,312	250	—	27,562
Equity investments:
Mutual funds	469	—	—	469
Total equity investments	469	—	—	469
Debt securities available-for-sale:
Certificates of deposit	—	2,654	—	2,654
U.S. Treasury securities	375	—	—	375
Commercial paper	—	10,605	—	10,605
Corporate notes and bonds	—	9,851	—	9,851
Debt securities available-for-sale	375	23,110	—	23,485
Total assets measured at fair value	$28,156	$23,360	$—	$51,516

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$19,276	$—	$—	$19,276
Commercial paper	—	885	—	885
Total cash and cash equivalents	19,276	885	—	20,161
Equity investments:
Mutual funds	357	—	—	357
Total equity investments	357	—	—	357
Debt securities available-for-sale:
Certificates of deposit	—	5,825	—	5,825
U.S. Treasury securities	5,923	—	—	5,923
Commercial paper	—	10,604	—	10,604
Corporate notes and bonds	—	9,779	—	9,779
Debt securities available-for-sale	5,923	26,208	—	32,131
Total assets measured at fair value	$25,556	$27,093	$—	$52,649

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

In 2018, the Company issued the Notes, for total proceeds of $171.5 million, as described in Note 10, Convertible Notes. At March 31, 2021 and December 31, 2020, the fair value of the Notes were $115.6 million and $98.7 million, respectively. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy. See Note 10, Convertible Notes for further detail on the Company’s convertible notes.

The Company's PPP Note along with its other long-term notes, cumulatively $5.2 million, approximate their fair value. The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. See Note 9, Long-Term Debt for further detail on the Company's long-term debt.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,652	$2	$—	$2,654
U.S. Treasury securities	375	—	—	375
Commercial paper	10,603	2	—	10,605
Corporate notes and bonds	9,853	—	(2)	9,851
Total	$23,483	$4	$(2)	$23,485

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,820	$5	$—	$5,825
U.S. Treasury securities	5,908	15	—	5,923
Commercial paper	10,603	1	—	10,604
Corporate notes and bonds	9,779	1	(1)	9,779
Total	$32,110	$22	$(1)	$32,131

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$23,483	$23,485	$32,110	$32,131

Proceeds from sales of debt securities available-for-sale (including principal paydowns) for each of the three months ended March 31, 2021 and 2020 was $0. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three months ended March 31, 2021 and 2020. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020.

As of March 31, 2021, there were no holdings of debt securities available-for-sale of any one issuer in an amount greater than 10%. As of March 31, 2021 and December 31, 2020 there were no material debt securities available-for-sale in a material unrealized loss position.

As of March 31, 2021 the Company carried $0.3 million of debt securities available-for-sale that were below the Company's minimum credit rating. These debt securities available-for-sale are not in an unrealized loss position and are not subject to credit risk. All other debt securities available-for-sale had a credit rating of A- or better as of March 31, 2021.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at March 31, 2021 and December 31, 2020 was $0.5 million and $0.4 million, respectively. There were no material unrealized gains or losses on equity securities recorded in income for each of the three months ended March 31, 2021 and 2020. These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three months ended March 31, 2021 and 2020.

NOTE 6. INVENTORY

Inventories consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$5,464	$4,891
Work in process	2,397	1,942
Finished goods	1,924	2,383
	$9,785	$9,216

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Computer equipment	$3,626	$3,608
Technical equipment	3,647	3,789
Facilities	3,690	3,693
Instruments	5,814	5,880
Capital projects in progress	29	—
Total property and equipment	$16,806	$16,970
Accumulated depreciation	(10,981)	(10,835)
Property and equipment, net	$5,825	$6,135

Depreciation expense for each of the three months ended March 31, 2021 and 2020 was $0.6 million.

Gross assets under operating leases where the Company is the lessor at March 31, 2021 and December 31, 2020 were $3.6 million and $3.8 million, respectively. The underlying accumulated depreciation under operating leases where the Company is the lessor at each of March 31, 2021 and December 31, 2020 was $1.1 million.

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of March 31, 2021 and December 31, 2020 follows (in thousands):

	March 31,	December 31,
	2021	2020
Products and services not yet delivered	$357	$376

We recognized $0.1 million of revenues that were included in the beginning contract liabilities balances during the three months ended March 31, 2021 and $0.1 million of revenues that were included in the beginning contract liabilities balances during the three months ended March 31, 2020. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2021, $10.5 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 9. LONG-TERM DEBT

As of March 31, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
PPP Loan - 1% interest	$4,825	$4,812
Other Loans - various interest	410	400
Total debt	5,235	5,212
Current portion of long-term debt	1,127	553
Long-term debt	$4,108	$4,659

The following presents maturities of future principal obligations of long-term debt as of March 31, 2021 (in thousands):

Remainder of 2021	$546
2022	1,655
2023	1,291
2024	1,304
2025	439
Thereafter	—
Total	$5,235

Other notes payable

The Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.8 million, with interest rates ranging from 9.8% to 12.4% and maturities ranging from January 1, 2022 to September 2022. As of March 31, 2021, the current portion of long-term debt was $0.3 million and long-term debt was $0.1 million.

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

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the lender for forgiveness for the amount due on the PPP Note. The amount eligible for forgiveness is based on the amount of PPP Note proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of PPP Note proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP Note in whole or in part. During January 2021, the Company submitted its application for forgiveness to the loan provider, which is under review by the SBA.

NOTE 10. CONVERTIBLE NOTES

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018, the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes are the Company's senior unsecured obligations and mature on March 15, 2023 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company pays interest on the Notes semi-annually in arrears on March 15 and September 15 of each year.

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

The Notes at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(25,703)	(28,524)
Unamortized debt issuance	(1,590)	(1,765)
Net carrying amount of the liability component	$144,207	$141,211

Interest expense for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual coupon interest	$1,072	$1,072
Amortization of the debt discount	2,821	2,518
Amortization of debt issuance costs	175	156
Total interest expense on convertible notes	$4,068	$3,746

As of March 31, 2021 and December 31, 2020, no Notes were convertible pursuant to their terms.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares issuable upon the release of restricted stock units	2,457	154
Shares issuable upon exercise of stock options	7,567	10,851
	10,024	11,005

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, the Company issued $171.5 million of Notes due 2023. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of March 31, 2021, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.

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

As discussed in Note 17, Securities Purchase Agreement, the Company entered into a securities purchase agreement with certain Purchasers (as defined in Note 18, Securities Purchase Agreement) for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock. The closing of the purchase and sale of the shares is expected to occur in three approximately equal tranches, with the first and second tranches having closed on February 19, 2021 and April 9, 2021, respectively. The third tranche is expected to close on June 30, 2021, or such other date as the parties may agree. The shares issued or to be issued from the second and third tranches, as applicable, following the three months ended March 31, 2021 were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity based compensation plans for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2021	8,045,461	$14.18
Granted	—	—
Forfeited	(91,170)	14.00
Exercised	(317,328)	3.49
Expired	(70,271)	22.06
Options Outstanding March 31, 2021	7,566,692	$14.56

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	0.00	5.98
Volatility	—%	56%
Expected dividends	—	—
Risk free interest rates	—%	0.74%
Weighted average fair value	$—	$3.98

No stock options were granted during the three months ended March 31, 2021, resulting in no summarized data for the period.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of March 31, 2021:

	Options Outstanding	Options Exercisable
Number of options	7,566,692	4,642,867
Weighted average remaining contractual term (in years)	6.45	5.38
Weighted average exercise price	$14.56	$14.37
Weighted average fair value	$9.13	$9.14
Aggregate intrinsic value (in thousands)	$5,773	$4,765

The following table summarizes RSU and restricted stock award activity for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2021	526,414	$11.17
Granted	2,178,476	12.25
Forfeited	(11,237)	8.55
Vested/released	(236,535)	13.73
Outstanding March 31, 2021	2,457,118	$11.90

The table below summarizes equity-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$101	$71
Research and development	2,746	1,123
Sales, general and administrative	5,992	3,005
	$8,839	$4,199

The table below summarizes share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost capitalized to inventory	$155	$109

As of March 31, 2021, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $10.0 million and $23.0 million, respectively. This is expected to be recognized over the years 2021 through 2025.

Included in the above-noted stock options outstanding and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based stock options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the Company's 2012 Omnibus Equity Incentive Plan. The expected term for performance-based stock options is 5 to 7 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

In 2020, the Company granted 105,000 performance-based stock options. 45,000 performance-based stock options vested in a prior periods due to the performance obligations being achieved. During the three months ended March 31, 2021, another 22,500 performance-based stock options vested due to the performance obligations being achieved. Also during the three months ended March 31, 2021, 22,500 performance-based stock options were determined to be probable of being achieved, which started the expense recognition of the performance options. None of these options have been forfeited as of March 31, 2021.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Performance-based stock option expense	$165	$—

Included in the above-noted RSU and restricted stock award outstanding amounts are performance-based RSUs which vest only upon the achievement of certain targets. Performance-based RSUs contingently vest over a period of 1 to 3 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

In 2020, the Company granted 364,338 performance-based RSUs. 81,000 performance-based RSUs were released in prior periods due to the performance obligations being achieved. 23,995 performance-based RSUs were forfeited due to the employees separating from the Company. During the three months ended March 31, 2021, 43,500 performance-based RSU's were released due to the performance obligations being achieved. During the three months ended March 31, 2021, 5,621 performance-based RSUs were forfeited for the employees separating from the Company. At March 31, 2021 210,222 performance-based RSUs were outstanding. None of these performance-based RSU have been forfeited due to performance obligations not being achieved.

The table below summarizes share-based compensation cost in connection with performance-based RSUs for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Performance-based RSU expense	$547	$—

NOTE 13. INCOME TAXES

For the three months ended March 31, 2021, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the three months ended March 31, 2021 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $24.2 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At March 31, 2021, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three months ended March 31, 2021, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. The Board issued this update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness. The main provisions remove certain exceptions including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the standard is effective for fiscal years beginning after December 15, 2020 and interim periods therein. The Company has adopted this ASU on the effective date of January 1, 2021. There are no material impacts to the financial statements as a result of this adoption.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$159	284
ROU assets obtained in exchange for lease obligations
Operating leases	$—	17
Lease Cost
Operating leases	$298	319
Short-term leases	$18	$32

The weighted average remaining lease term on our operating leases is 4.3 years. The weighted average discount rate on those leases is 7%.

The following presents maturities of operating lease liabilities in which we are the lessee as of March 31, 2021 (in thousands):

Remainder of 2021	$553
2022	861
2023	968
2024	1,055
2025	624
Thereafter	—
Total lease payments	4,061
Less imputed interest	(610)
$3,451

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of March 31, 2021, the total net investment in these leases was $3.2 million. The following presents maturities of lease receivables under sales-type leases as of March 31, 2021 (in thousands):

Remainder of 2021	$842
2022	1,065
2023	694
2024	258
2025	49
Thereafter	300
Total undiscounted cash flows	3,208
Less imputed interest	—
Present value of lease payments	$3,208

NOTE 16. INDUSTRY, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 15% and 11% for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.3 million, respectively.

The following presents total net sales by geographic territory for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Domestic	$2,145	$2,087
Foreign	373	255
	$2,518	$2,342

The following presents total net sales by line of business for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Accelerate Pheno revenue	$2,473	$2,304
Other revenue	45	38
	$2,518	$2,342

The following presents total net sales by products and services for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Products	$2,217	$2,141
Services	301	201
	$2,518	$2,342

Lease revenue included in net sales was $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, which does not represent revenues recognized from contracts with customers.

The following presents property and equipment, net by geographic territory (in thousands):

	March 31,	December 31,
	2021	2020
Domestic	$5,249	$5,658
Foreign	576	477
	$5,825	$6,135

NOTE 17. SECURITIES PURCHASE AGREEMENT

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

Pursuant to the Securities Purchase Agreement, the Purchasers have agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $7.68 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Securities Purchase Agreement for an aggregate purchase price of approximately $32 million. The closing of the purchase and sale of the shares is expected to occur in three approximately equal tranches, with the first and tranches having closed on February 19, 2021 and April 9, 2021, respectively. The third tranche is expected to close on June 30, 2021, or such other date as the parties may agree. The $10.7 million of proceeds from the first tranche closing was recorded to contributed capital as of March 31, 2021.

NOTE 18. RELATED PARTY TRANSACTIONS

Convertible notes

As discussed in Note 10, Convertible Notes, the Company issued Notes in March 2018. As of March 31, 2021 and December 31, 2020 an entity controlled by one member of the Company's board of directors held an aggregate of $42.0 million of the Notes.

Securities Purchase Agreement

On December 24, 2020, the Company entered into the Securities Purchase Agreement with the Purchasers for the issuance and sale by the Company of an aggregate of 4,166,663 Shares to the Purchasers for an aggregate purchase price of approximately $32 million. The Purchasers are comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. See Note 17, Securities Purchase Agreement, for further information.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. On April 9, 2021, the Company received gross proceeds of $10.7 million from the second tranche closing of the Securities Purchase Agreement.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about the plans and objectives of management for future operations, including plans and objectives relating to the products and future performance of the Company; projections of our future financial performance and demand for our products; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; and our plans or expectations with relating to our agreement with Ascend Diagnostics Ltd. (“Ascend”). In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the COVID-19 pandemic and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the "SEC") including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Accelerate is an in vitro diagnostics company dedicated to providing solutions that improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections. Microbiology laboratories need new tools to address what the U.S. Centers for Disease Control and Prevention (the “CDC”) calls one of the most serious healthcare threats of our time, antibiotic resistance. A significant contributing factor to the rise of resistance is the overuse and misuse of antibiotics, which is exacerbated by a lack of timely diagnostic results. The delay of identification and antibiotic susceptibility results is often due to the reliance by microbiology laboratories on traditional culture-based tests that often take two to three days to complete. Our technology platform is intended to address these challenges by delivering significantly faster testing of infectious pathogens in various patient sample types.

Our first system to address these challenges is the Accelerate Pheno system. The Accelerate Pheno system utilizes genotypic technology to identify (“ID”) infectious pathogens and phenotypic technology to conduct antibiotic susceptibility testing (“AST”), which determines whether live bacterial cells are resistant or susceptible to a particular antimicrobial. The Accelerate PhenoTest® BC Kit, which is the first test kit for the system, provides ID and AST results for patients suspected of bacteremia or fungemia, both life-threatening conditions with high morbidity and mortality risk. This information is used to rapidly modify antibiotic therapy to lessen adverse events, improve clinical outcomes, and help preserve the useful life of antibiotics.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC Kit for in vitro diagnostic use. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted our de novo request to market our Accelerate Pheno system and Accelerate PhenoTest BC Kit.

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe, and the Middle East. Consistent with our “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale of the instruments and the sale or leasing of single use consumable test kits.

In 2019 and 2020, based upon our initial experience selling and implementing the Accelerate Pheno system, we implemented initiatives to improve and refine our commercial execution and to re-engineer our product implementation processes. Improving our commercial and implementation capabilities remains an emphasis going forward, along with geographic expansion and product innovation.

On July 29, 2020 we signed an exclusive product supply and collaboration agreement with Ascend to commercialize a benchtop MALDI identification platform to complement the Company's expanded product offering plans. We continue our analytical and market evaluations of the Ascend benchtop MALDI identification platform. We have limited experience implementing third-party product commercialization agreements. There are, therefore, uncertainties regarding market demand, market acceptance, supply constraints, FDA authorization, ramp up expenditures, and other factors impacting market penetration.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain retail businesses. The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement the Accelerate Pheno systems. Our commercial access to customers has improved in some regions, with access in other regions remaining limited. In addition, in certain months with high rates of COVID-19 hospitalization our Accelerate Pheno kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. In March 2021, our Accelerate Pheno kit orders returned to more normal levels after the higher levels of COVID-19 hospitalization during January and February, but could decline again if surges in COVID-19 cases cause hospitals to reduce or prohibit elective surgeries. Furthermore, our expected rate of growth of our consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations.

The reduced sales and implementations caused by the COVID-19 pandemic lowered our realized and expected revenue growth for 2020 and 2021, respectively.

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

Additionally, the Company received loan proceeds of approximately $4.8 million under the Paycheck Protection Program established under the CARES Act. For additional information about the loan, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

We continue to monitor the evolving situation caused by the COVID-19 pandemic, and we may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the level and effectiveness of vaccinations, vaccination hesitancy impeding herd immunity, the emergence of new COVID-19 variants that are more deadly, contagious or vaccination resistant, the financial impact of COVID-19 on hospitals, including their budget priorities, and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional risks we face due to the COVID-19 pandemic.

Changes in Results of Operations: Three months ended March 31, 2021 compared to three months ended March 31, 2020

The company has provided enhanced information in a tabular format which presents some of the captions presented on the statement of operations, less non-cash equity-based compensation expense. These figures are reconciled to the the statement of operations and are intended to add additional clarity on the operating performance of the business. The company believes providing such figures less non-cash equity-based compensation expense provides helpful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Net sales	$2,518	$2,342	$176	8%

For the three months ended March 31, 2021, total revenues increased as compared to the three months ended March 31, 2020 primarily due to increased sales of Accelerate PhenoTest BC Kits and instruments. Accelerate PhenoTest BC revenue has increased due to an increase in Accelerate PhenoTest BC Kit revenue generated by a growing installed base.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Cost of sales	$1,621	$1,287	$334	26%
Non-cash equity-based compensation as a component of cost of sales	101	71	30	42%
Cost of sales less non-cash equity-based compensation	$1,520	$1,216	$304	25%

For the three months ended March 31, 2021, cost of sales increased as compared to the three months ended March 31, 2020 as a result of higher Accelerate PhenoTest BC Kit sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to customer or depreciation on revenue generating instruments.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Gross profit	$897	$1,055	$(158)	(15)%
Non-cash equity-based compensation as a component of gross profit	101	71	30	42%
Gross profit less non-cash equity-based compensation	$998	$1,126	$(128)	(11)%

For the three months ended March 31, 2021, gross profit decreased as compared to the three months ended March 31, 2020. This decrease is primarily due to increases in the costs to manufacture consumables due to pandemic-related factors and a decrease in our average unit sales price period over period.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Research and development	$6,895	$5,842	$1,053	18%
Non-cash equity-based compensation as a component of research and development	2,746	1,123	1,623	145%
Research and development less non-cash equity-based compensation	$4,149	$4,719	$(570)	(12)%

Research and development expenses for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020. The increase was primarily the result of an increase in employee non-cash equity-based compensation expense which was offset in part by other improved internal efficiencies and reductions in external study fees. This increase in non-cash equity-based compensation expense was due to a large grant of restricted stock units and the release of performance based stock awards during the three months ended March 31, 2021.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Sales, general and administrative	$14,029	$12,943	$1,086	8%
Non-cash equity-based compensation as a component of sales, general and administrative	5,992	3,005	2,987	99%
Sales, general and administrative less non-cash equity-based compensation	$8,037	$9,938	$(1,901)	(19)%

Sales, general and administrative expenses for the three months ended March 31, 2021 increased as compared to the three months ended March 31, 2020. The increase was due to an increase in employee non-cash equity-based compensation expense which was offset in part by reductions in ordinary compensation, travel, trade shows and instrument demonstration expenses. Non-cash equity-based compensation increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to larger stock awards granted.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Loss from operations	$(20,027)	$(17,730)	$(2,297)	13%
Non-cash equity-based compensation as a component of loss from operations	8,839	4,199	$4,640	111%
Loss from operations less non-cash equity-based compensation	$(11,188)	$(13,531)	$2,343	(17)%

For the three months ended March 31, 2021, our loss from operations increased as compared to the three months ended March 31, 2020. The increase was primarily the result of an increase in employee non-cash equity-based compensation expense offset in part by our continued benefit of cost cutting measures taken during 2020. As discussed above the Company granted larger equity-based awards to employees during the three months ended March 31, 2021.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Total other expense, net	$(4,212)	$(3,579)	$(633)	18%

Other expense, net for the three months ended March 31, 2021 increased as compared to the three months ended March 31, 2020. The increase was primarily the result of decreased interest income and increased interest expense for the three months ended March 31, 2021.

For the three months ended March 31, 2021 and 2020, the Company incurred interest expense associated with our convertible notes of $4.1 million and $3.7 million, respectively. These amounts were partially offset by investment income for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three months ended March 31, 2021 and 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock, the issuance of our convertible notes and cash from operations. As of March 31, 2021, the Company had $66.7 million in cash and cash equivalents and investments, a decrease of $1.6 million from $68.3 million at December 31, 2020. The primary reason for the decrease was due to cash used in operations during the period mostly offset by proceeds received from the first tranche closing of the Company’s private placement offering of shares of its common stock. For additional information about the private placement offering, refer to Part I, Item 1, Note 17, (Securities Purchase Agreement) in this Form 10-Q.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 15, Leases.

As of March 31, 2021, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months.

Our primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. We believe our capital requirements will continue to be met with our existing cash balance and those provided by revenue, grants, exercises of stock options and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, or if our business is negatively impacted by the COVID-19 pandemic more seriously or for longer than we currently expect, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

Cash Flow Summary
	Three Months Ended March 31,
	(in thousands)
	2021	2020	$ Change
Net cash used in operating activities	$(13,375)	$(17,597)	$4,222
Net cash provided by (used in) investing activities	8,522	(5,356)	13,878
Net cash provided by financing activities	11,855	1,429	10,426

Cash flows from operating activities

The net cash used in operating activities was $13.4 million and $17.6 million for the three months ended March 31, 2021 and 2020, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development to further mature Accelerate Pheno, develop ancillary products, and develop a next generation product, sales and marketing, along with other factors. An increase in non-cash expenses resulted in a decrease in cash used in operating activities for the three months ended March 31, 2021 compared to the prior year period.

Cash flows from investing activities

The net cash provided by investing activities was $8.5 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company had maturities of marketable securities of $15.8 million, which were offset in part by purchases of marketable securities of $7.3 million. The net cash used in investing activities was $5.4 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, the Company had purchases of marketable securities of $21.6 million, which were offset in part by proceeds from maturities of marketable securities of $16.7 million.

The Company had larger marketable securities purchases during the three months ended March 31, 2020 compared to the three months ended March 31, 2021, due to the Company reinvesting a larger portion of its cash and cash equivalents in debt securities available-for-sale during the three months ended March 31, 2020.

Cash flows from financing activities

The net cash provided by financing activities was $11.9 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 the Company received $10.7 million in proceeds from the issuance of common stock in connection with the Company’s private placement offering, resulting in an increase in net cash provided by financing activities for the three months ended March 31, 2021. For additional information about the private placement offering, refer to Part I, Item 1, Note 17, (Securities Purchase Agreement) in this Form 10-Q.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (“Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes were allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. For additional information about the Notes, refer to Part I, Item 1, Note 10, Convertible Notes in this Form 10-Q.

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

Paycheck Protection Program (PPP) Loan

On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million. The PPP Note matures on April 14, 2025 and bears interest at a rate of 1% per annum. Beginning August 14, 2021, the Company is required to make 45 monthly payments of principal and interest in the amount of $0.1 million. The PPP Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Note may only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. For additional information about the PPP Note, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of loan proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given that the

Company will obtain forgiveness of the PPP Note in whole or in part. As of March 31, 2021 the Company had submitted their application for forgiveness to the loan provider, which is currently under SBA review.

Other notes payable

During the three months ended March 31, 2021, the Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.4 million, with interest rates ranging from 9.8% to 12.4 % and maturities ranging from January 1, 2022 to September 2022. For additional information about other notes payable, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

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

ACCELERATE DIAGNOSTICS, INC.

May 7, 2021	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2021	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)