Form 10-Q
period 2021-06-30
Accelerate Diagnostics, Inc
filed 2021-08-11
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021
OR
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

As of August 4, 2021, there were 61,498,695 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$44,580	$35,781
Investments	24,251	32,488
Trade accounts receivable	2,114	1,550
Inventory	9,572	9,216
Prepaid expenses	1,680	1,172
Other current assets	1,498	1,780
Total current assets	83,695	81,987
Property and equipment, net	5,548	6,135
Right of use assets	2,848	3,183
Other non-current assets	1,898	2,120
Total assets	$93,989	$93,425
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,877	$1,290
Accrued liabilities	3,832	2,991
Accrued interest	1,262	1,262
Deferred revenue	282	376
Current portion of long-term debt	1,452	553
Current operating lease liability	612	497
Total current liabilities	9,317	6,969
Non-current operating lease liability	2,747	3,063
Other non-current liabilities	580	335
Long-term debt	3,805	4,659
Convertible notes	147,290	141,211
Total liabilities	$163,739	$156,237

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and none outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value;
100,000,000 common shares authorized with 61,489,475 shares issued and outstanding on June 30, 2021 and 85,000,000 common shares authorized with 57,607,939 shares issued and outstanding on December 31, 2020	61	58
Contributed capital	514,122	475,072
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(538,879)	(492,966)
Accumulated other comprehensive income	13	91
Total stockholders’ deficit	(69,750)	(62,812)
Total liabilities and stockholders’ deficit	$93,989	$93,425

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net sales	$2,798	$2,125	$5,316	$4,468

Cost of sales	1,745	1,171	3,365	2,459
Gross profit	1,053	954	1,951	2,009

Costs and expenses:
Research and development	5,733	5,347	12,629	11,189
Sales, general and administrative	12,910	11,332	26,938	24,275
Total costs and expenses	18,643	16,679	39,567	35,464

Loss from operations	(17,590)	(15,725)	(37,616)	(33,455)

Other income (expense):
Interest expense	(4,177)	(3,835)	(8,267)	(7,584)
Foreign currency exchange gain (loss)	—	91	(159)	(37)
Interest income	12	224	55	604
Other income (expense), net	81	15	74	(67)
Total other expense, net	(4,084)	(3,505)	(8,297)	(7,084)

Net loss before income taxes	(21,674)	(19,230)	(45,913)	(40,539)
Provision for income taxes	—	—	—	—
Net loss	$(21,674)	$(19,230)	$(45,913)	$(40,539)

Basic and diluted net loss per share	$(0.36)	$(0.35)	$(0.77)	$(0.74)
Weighted average shares outstanding	61,049	55,445	59,790	55,139

Other comprehensive loss:
Net loss	$(21,674)	$(19,230)	$(45,913)	$(40,539)
Net unrealized (loss) gain on debt securities available-for-sale	1	(44)	(18)	179
Foreign currency translation adjustment	21	34	(60)	19
Comprehensive loss	$(21,652)	$(19,240)	$(45,991)	$(40,341)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(45,913)	$(40,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,248	1,571
Amortization of investment discount	97	13
Equity-based compensation	15,429	7,615
Amortization of debt discount and issuance costs	6,079	5,426
(Gain) loss on disposal of property and equipment	(100)	527
Contributions to deferred compensation plan	(236)	(160)
(Increase) decrease in assets:
Accounts receivable	(564)	550
Inventory and instruments in property and equipment	(524)	(1,979)
Prepaid expense and other	60	(360)
Increase (decrease) in liabilities:
Accounts payable	564	390
Accrued liabilities, and other	736	(581)
Accrued interest	45	—
Deferred revenue and income	(94)	(39)
Deferred compensation	245	171
Net cash used in operating activities	(22,928)	(27,395)

Cash flows from investing activities:
Purchases of equipment	(29)	(643)
Purchases of marketable securities	(15,699)	(21,509)
Maturities of marketable securities	23,993	27,844
Net cash provided by investing activities	8,265	5,692

Cash flows from financing activities:
Proceeds from issuance of common stock	22,122	—
Proceeds from exercise of options	1,222	3,031
Proceeds from issuance of common stocks under employee purchase plan	161	216
Proceeds from debt	—	4,791
Net cash provided by financing activities	23,505	8,038

Effect of exchange rate on cash	(43)	19

Increase (decrease) in cash and cash equivalents	8,799	(13,646)
Cash and cash equivalents, beginning of period	35,781	61,014
Cash and cash equivalents, end of period	$44,580	$47,368

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$500	$1,288
Supplemental cash flow information:
Interest paid	$2,144	$2,144
Income taxes paid, net of refunds	$—	$26

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common stock shares outstanding
Beginning	59,561	54,994	57,608	54,709
Issuance of common stock	1,481	—	2,870	—
Exercise of options	436	1,247	990	1,517
Issuance of common stock under employee purchase plan	11	8	21	23
Ending	61,489	56,249	61,489	56,249

Common stock
Beginning	$60	$55	$58	$55
Proceeds from issuance of common stock	1	—	2	—
Exercise of Options	—	1	1	1
Ending	$61	$56	$61	$56

Contributed capital
Beginning	$495,857	$457,987	$475,072	$452,344
Proceeds from issuance of common stock	11,455	—	22,120	—
Exercise of options	113	1,713	1,221	3,031
Issuance of common stock under employee purchase plan	81	104	161	215
Equity-based compensation	6,616	3,374	15,548	7,588
Ending	$514,122	$463,178	$514,122	$463,178

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Accumulated deficit
Beginning	$(517,205)	$(436,067)	$(492,966)	$(414,653)
Cumulative effect of accounting changes	—	—	—	(105)
Net loss	(21,674)	(19,230)	(45,913)	(40,539)
Ending	$(538,879)	$(455,297)	$(538,879)	$(455,297)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(9)	$150	$91	$(58)
Net unrealized (loss) gain on debt securities available-for-sale	1	(44)	(18)	179
Foreign currency translation adjustment	21	34	(60)	19
Ending	$13	$140	$13	$140

Total stockholders' deficit	$(69,750)	$(36,990)	$(69,750)	$(36,990)

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

Estimated Fair Value of Financial Instruments

The Company follows Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, which has defined fair value and requires the Company to establish a framework for measuring and disclosing fair value. The framework requires the valuation of assets and liabilities subject to fair value measurements using a three-tiered approach and fair value measurement to be classified and disclosed in one of the following three categories:

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

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the condensed consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive income, a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

We perform an assessment to determine whether there have been any events or economic circumstances to indicate that a debt security available-for-sale in an unrealized loss position has suffered impairment as a result of credit loss or other factors. A debt security is considered impaired if its fair value is less than its amortized cost basis at the reporting date.

If we intend to sell the debt security or if it is more-likely-than-not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is recognized and the unrealized loss is recorded as a direct write-down of the security's amortized cost basis with an offsetting entry to earnings. If we do not intend to sell the debt security or believe we will not be required to sell the debt security before the recovery of its amortized cost basis, the impairment is assessed to determine if a credit loss component exists. We use a discounted cash flow method to determine the credit loss component. In the event a credit loss exists, an allowance for credit losses is recorded in earnings for the credit loss component of the impairment while the remaining portion of the impairment attributable to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive income. The amount of impairment recognized due to credit factors is limited to the excess of the amortized cost basis over the fair value of the security.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. Our customers typically have good credit quality. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses at June 30, 2021 and December 31, 2020 was $0.2 million and $0.4 million, respectively.

The allowance for credit losses for the three and six months ended June 30, 2021 and 2020 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$209	$110	$445	$—
Provisions	7	(12)	38	98
Write-offs	(3)	43	(270)	43
Recoveries	—	—	—	—
Ending balance	$213	$141	$213	$141

The write-offs recorded during the six months ended June 30, 2021 were in connection with a one time restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables. The credit losses and bad debt expense was accrued as of December 31, 2020.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and this evaluation is performed at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of June 30, 2021 and December 31, 2020.

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

Warranty reserve activity for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$184	$342	$232	$403
Provisions	12	—	(10)	—
Warranty cost incurred	(27)	(37)	(53)	(98)
Ending balance	$169	$305	$169	$305

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

The PPP Note remains a liability until either of the following criteria are met:

•the Company is legally released from being the primary obligor under the liability (i.e. the PPP Note is forgiven); or

•the Company pays the lender and is relieved of its obligation for the liability

In January 2021, the Company submitted its application for forgiveness to the loan provider, and on July 15, 2021, the SBA informed the Company of its full forgiveness in the amount of $4.8 million. See Note 9, Long-Term Debt and Note 19, Subsequent Events for further detail regarding the PPP Note.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and six months ended June 30, 2021.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of June 30, 2021 and December 31, 2020, the Company was not a party to finance lease arrangements.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). ASU 2020-01 clarifies the interaction of the accounting for equity securities under Topic 321, the accounting for the equity method investments in Topic 323 and the accounting for certain forward contracts and purchased options in Topic 815. The Company adopted ASU 2020-01 on January 1, 2021, which had no impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740); Simplifying the Accounting for Income Taxes. ASU 2019-12 reduces complexity in the accounting standard. The Company adopted ASU 2019-12 on January 1, 2021, which had no impact to our consolidated financial statements. The Company maintains a full valuation allowance against its net deferred tax assets. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2021-04 will codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. This ASU is effective for us on January 1, 2022, with early adoption permitted. We are currently assessing the impact this will have on our consolidated financial statements, and believe it will not have an impact on the Company's consolidated financial statements at January 1, 2022.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of June 30, 2021, three of the Company's financial institutions held 61%, 16% and 13% of the Company’s cash and cash equivalents, respectively. As of December 31, 2020, three of the Company's financial institutions held 53% and 14% and 16% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. None of the Company's customers accounted for 10% or more of the net accounts receivable balance as of June 30, 2021 and December 31, 2020.

Customers who represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Company A	*	10%	*	*
* Less than 10% for the period indicated

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$27,314	$—	$—	$27,314
Corporate notes and bonds	—	894	—	894
Total cash equivalents	27,314	894	—	28,208
Equity investments:
Mutual funds	593	—	—	593
Total equity investments	593	—	—	593
Debt securities available-for-sale:
Certificates of deposit	—	2,029	—	2,029
U.S. Treasury securities	375	—	—	375
Commercial paper	—	9,996	—	9,996
Corporate notes and bonds	—	11,258	—	11,258
Total debt securities available-for-sale	375	23,283	—	23,658
Total assets measured at fair value	$28,282	$24,177	$—	$52,459

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$19,276	$—	$—	$19,276
Commercial paper	—	885	—	885
Total cash equivalents	19,276	885	—	20,161
Equity investments:
Mutual funds	357	—	—	357
Total equity investments	357	—	—	357
Debt securities available-for-sale:
Certificates of deposit	—	5,825	—	5,825
U.S. Treasury securities	5,923	—	—	5,923
Commercial paper	—	10,604	—	10,604
Corporate notes and bonds	—	9,779	—	9,779
Total debt securities available-for-sale	5,923	26,208	—	32,131
Total assets measured at fair value	$25,556	$27,093	$—	$52,649

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

In 2018, the Company issued the Notes, for total proceeds of $171.5 million, as described in Note 10, Convertible Notes. At June 30, 2021 and December 31, 2020, the fair value of the Notes were $112.7 million and $98.7 million, respectively. The fair value of the Notes is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes are classified as Level 2 within the fair value hierarchy. See Note 10, Convertible Notes for further detail on the Company’s convertible notes.

The Company's PPP Note along with its other long-term notes, cumulatively $5.3 million, approximate their fair value. The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. See Note 9, Long-Term Debt for further detail on the Company's long-term debt.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,028	$1	$—	$2,029
U.S. Treasury securities	375	—	—	375
Commercial paper	9,993	3	—	9,996
Corporate notes and bonds	11,259	1	(2)	11,258
Total	$23,655	$5	$(2)	$23,658

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,820	$5	$—	$5,825
U.S. Treasury securities	5,908	15	—	5,923
Commercial paper	10,603	1	—	10,604
Corporate notes and bonds	9,779	1	(1)	9,779
Total	$32,110	$22	$(1)	$32,131

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$23,655	$23,658	$32,110	$32,131

There were no proceeds from the sale of debt securities available-for-sale (including principal paydowns) for each of the three months ended June 30, 2021 and 2020. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three and six months ended June 30, 2021 and 2020. No material balances were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021, there were no holdings of debt securities available-for-sale of any one issuer in an amount greater than 10%. As of June 30, 2021, and December 31, 2020 there were no material debt securities available-for-sale in a material unrealized loss position.

As of June 30, 2021, the Company carried $0.3 million of debt securities available-for-sale that were below the Company's minimum credit rating. These debt securities available-for-sale are not in an unrealized loss position and are not subject to credit risk. All other debt securities available-for-sale had a credit rating of A- or better as of June 30, 2021.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at June 30, 2021 and December 31, 2020 was $0.6 million and $0.4 million, respectively. There were no material unrealized gains or losses on equity securities recorded in income for each of the three and six months ended June 30, 2021 and 2020. These unrealized gains or losses are recorded as a component of other income

(expense), net. There were no realized gains or losses from equity securities for each of the three and six months ended June 30, 2021 and 2020.

NOTE 6. INVENTORY

Inventories consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$5,140	$4,891
Work in process	2,147	1,942
Finished goods	2,285	2,383
	$9,572	$9,216

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Computer equipment	$3,628	$3,608
Technical equipment	3,675	3,789
Facilities	3,691	3,693
Instruments	5,837	5,880
Capital projects in progress	37	—
Total property and equipment	$16,868	$16,970
Accumulated depreciation	(11,320)	(10,835)
Property and equipment, net	$5,548	$6,135

Depreciation expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$493	$637	$1,053	$1,246

Gross assets under operating leases where the Company is the lessor at June 30, 2021 and December 31, 2020 were $3.6 million and $3.8 million, respectively. The underlying accumulated depreciation under operating leases where the Company is the lessor at June 30, 2021 and December 31, 2020 was $1.2 million and $1.1 million, respectively.

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of June 30, 2021 and December 31, 2020 follows (in thousands):

	June 30,	December 31,
	2021	2020
Products and services not yet delivered	$282	$376

We recognized $0.2 million and $0.3 million of revenues that were included in the beginning contract liabilities balances during the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million of revenues that were included in the beginning contract liabilities balances during the three and six months ended June 30, 2020, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2021, $10.9 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 9. LONG-TERM DEBT

As of June 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
PPP Loan - 1% interest	$4,837	$4,812
Other Loans - various interest	420	400
Total debt	5,257	5,212
Current portion of long-term debt	1,452	553
Long-term debt	$3,805	$4,659

The following presents maturities of future principal obligations of long-term debt as of June 30, 2021 (in thousands):

Remainder of 2021	$549
2022	1,675
2023	1,291
2024	1,304
2025	438
Thereafter	—
Total	$5,257

Other notes payable

The Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.8 million, with interest rates ranging from 9.8% to 12.4% and maturities ranging from January 1, 2022 to September 2022. As of June 30, 2021, the current portion of long-term debt was $0.3 million and long-term debt was $0.1 million.

PPP Loan

On April 14, 2020, the Company entered into the PPP Note evidencing an unsecured loan in the amount of $4.8 million made to the Company under the PPP. The PPP was established under the CARES Act and is administered by the SBA.

On September 3, 2020 the Company's loan provider amended the PPP Note per the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”), which was enacted after the PPP Note was approved and funded. The PPP Flexibility Act amended the CARES Act to require that all PPP Note's made prior to June 5, 2020 be extended to a 5-year term. In accordance with this amendment the PPP Notes' original maturity date of April 14, 2022 was amended to April 14, 2025. The original terms of the loan required 18 monthly payments of principal and interest in the amount of $0.3 million starting November 14, 2020. The amended terms required 45 monthly payments of principal and interest in the amount of $0.1 million starting August 14, 2021. The PPP Note's interest rate was unchanged and bears an interest at a rate of 1% per annum.

The PPP Note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Note could only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

The PPP Note contains customary events of default relating to, among other things, payment defaults, making materially false and misleading representations to the lender or breaching the terms of the PPP Note documents. The occurrence of an event of default could result in an increase in the interest rate to 18% per annum and provides the lender with customary remedies, including the right to require immediate payment of all amounts owed under the PPP Note.

Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the 24-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP.

During January 2021, the Company submitted its application for forgiveness to the Lender. On July 15, 2021, the SBA informed the Company of its full forgiveness for the entire Loan amount plus accrued interest, which was $4.8 million as of June 30, 2021. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. See Note 19, Subsequent Events for further detail on the status of the Company’s PPP Loan.

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

The Notes at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Outstanding principal	$171,500	$171,500
Unamortized debt discount	(22,800)	(28,524)
Unamortized debt issuance	(1,410)	(1,765)
Net carrying amount of the liability component	$147,290	$141,211

Interest expense for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual coupon interest	$1,072	$1,072	$2,144	$2,144
Amortization of the debt discount	2,903	2,591	5,724	5,109
Amortization of debt issuance costs	180	160	354	316
Total interest expense on convertible notes	$4,155	$3,823	$8,222	$7,569

As of June 30, 2021 and December 31, 2020, no Notes were convertible pursuant to their terms.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares issuable upon the release of restricted stock units	2,444	704	2,444	704
Shares issuable upon exercise of stock options	7,941	9,773	7,941	9,773
	10,385	10,477	10,385	10,477

Potentially dilutive common shares would also include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, the Company issued $171.5 million of Notes due 2023. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of June 30, 2021, no Notes were convertible pursuant to their terms. The number of shares issuable upon conversion of the Notes is 5.5 million shares.

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

As discussed in Note 17, Stockholders’ Equity, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain Purchasers (as defined in Note 17, Stockholders’ Equity) for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock. The agreement contemplates that the closing of the purchase and sale of the shares will occur in three approximately equal tranches on the dates as specified in the agreement or such other dates as the parties may agree, with the first and second tranches having closed on February 19, 2021, and April 9, 2021, respectively. Shares from the third tranche were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity based compensation plans for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2021	8,045,461	$14.18
Granted	489,804	7.09
Forfeited	(179,244)	13.73
Exercised	(337,393)	3.62
Expired	(77,752)	21.66
Options Outstanding June 30, 2021	7,940,876	$14.13

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
Expected term (in years)	5.79	5.83
Volatility	65%	60%
Expected dividends	—	—
Risk free interest rates	1.10%	0.39%
Weighted average fair value	$4.09	$4.72

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2021:

	Options Outstanding	Options Exercisable
Number of options	7,940,876	4,736,123
Weighted average remaining contractual term (in years)	6.32	5.03
Weighted average exercise price	$14.13	$14.38
Weighted average fair value	$8.84	$9.14
Aggregate intrinsic value (in thousands)	$5,732	$4,410

The following table summarizes RSU and performance-based award activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2021	526,414	$11.17
Granted	2,663,948	11.31
Forfeited	(652,004)	12.23
Vested/released	(94,417)	10.22
Outstanding June 30, 2021	2,443,941	$10.93

The table below summarizes equity-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$74	$59	$175	$130
Research and development	1,328	335	4,074	1,458
Sales, general and administrative	5,188	3,022	11,180	6,027
	$6,590	$3,416	$15,429	$7,615

The table below summarizes share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost capitalized to inventory	$87	$28	$242	$138

As of June 30, 2021, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $9.4 million and $19.2 million, respectively. This is expected to be recognized over the years 2021 through 2026.

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

In 2020, the Company granted 105,000 performance-based stock options. 45,000 performance-based stock options vested in prior periods due to the performance obligations being achieved. During the six months ended June 30, 2021, another 45,000 performance-based stock options vested due to the performance obligations being achieved. None of these options have been forfeited as of June 30, 2021.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Performance-based stock option expense	$230	$—

Included in the above-noted RSU and performance-based award outstanding amounts are performance-based RSUs which vest only upon the achievement of certain targets. Performance-based RSUs contingently vest over a period of 1 to 3 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

In 2020, the Company granted 364,338 performance-based RSUs. 81,000 performance-based RSUs were released in prior periods due to the performance obligations being achieved. 33,364 of these performance-based RSUs were forfeited due to the employees separating from the Company, of which 9,369 were forfeited during the six months ended June 30, 2021. During the six months ended June 30, 2021, 84,000 of these performance-based RSUs were released due to the performance obligations being achieved. At June 30, 2021 165,974 of these performance-based RSUs were outstanding. None of these performance-based RSUs have been forfeited due to performance obligations not being achieved.

In 2021, the Company granted 233,472 performance-based RSUs. During the six months ended June 30, 2021, 3,255 of these performance-based RSUs were forfeited due to the employees separating from the Company. None of these performance-based RSU's have been released. At June 30, 2021 230,217 of these performance-based RSUs were outstanding. None of these performance-based RSUs have been forfeited due to performance obligations not being achieved.

The table below summarizes share-based compensation cost in connection with performance-based RSUs for the six months ended June 30, 2021, and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Performance-based RSU expense	$818	$—

NOTE 13. INCOME TAXES

For the six months ended June 30, 2021, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the six months ended June 30, 2021 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $45.9 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At June 30, 2021, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and six months ended June 30, 2021, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. See Note 2, Recently Issued Accounting Pronouncements for additional information.

In the first quarter of 2021, the Company was informed by the IRS that they would begin an examination of the Company’s 2018 tax year. Due to the early stage of the examination, management is unable to determine the impact the examination will have on the Company's tax position.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$154	$183	$308	$366
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$—	$17
Lease Cost
Operating leases	$261	$248	$559	$513
Short-term leases	$59	$6	$59	$35

The weighted average remaining lease term on our operating leases is 4.0 years. The weighted average discount rate on those leases is 7%.

The following presents maturities of operating lease liabilities in which we are the lessee as of June 30, 2021 (in thousands):

Remainder of 2021	$403
2022	859
2023	968
2024	1,055
2025	615
Thereafter	—
Total lease payments	3,900
Less imputed interest	(541)
$3,359

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of June 30, 2021, the total net investment in these leases was $3.2 million. The following presents maturities of lease receivables under sales-type leases as of June 30, 2021 (in thousands):

Remainder of 2021	$597
2022	1,137
2023	765
2024	275
2025	50
Thereafter	331
Total undiscounted cash flows	3,155
Less imputed interest	—
Present value of lease payments	$3,155

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 15% and 6% for the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.3 million, respectively.

The following presents total net sales by geographic territory for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Domestic	$2,386	$2,003	$4,532	$4,091
Foreign	412	122	784	377
	$2,798	$2,125	$5,316	$4,468

The following presents total net sales by line of business for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Accelerate Pheno revenue	$2,767	$2,093	$5,240	$4,398
Other revenue	31	32	76	70
	$2,798	$2,125	$5,316	$4,468

The following presents total net sales by products and services for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2020	2019
Products	$2,483	$1,937	$4,700	$4,079
Services	315	188	616	389
	$2,798	$2,125	$5,316	$4,468

Lease revenue included in net sales was $0.4 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.8 million for the six months ended June 30, 2021 and 2020, which does not represent revenues recognized from contracts with customers.

NOTE 17. STOCKHOLDERS’ EQUITY

Equity Sales Agreement

On May 28, 2021, the Company entered into an Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended (the “Securities Act"). The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the three months ended June 30, 2021, the Company sold 92,497 shares of common stock under the Sales Agreement at a price per share of $8.80 resulting in aggregate gross proceeds of $0.8 million, which was recorded to contributed capital.

Securities Purchase Agreement

On December 24, 2020, the Company entered into the Securities Purchase Agreement with Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips, or entities affiliated with such persons (collectively, the “Purchasers”), for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock (the “Shares”), to the Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Each of Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips is a member of the Company’s board of directors. Mr. Phillips also serves as the Company’s President and Chief Executive Officer. The entity affiliated with Jack W. Schuler that originally entered into the Securities Purchase Agreement subsequently entered into an assignment and assumption agreement whereby it assigned all of its rights and obligations as a Purchaser to three other entities that became Purchasers under the Securities Purchase Agreement. These three entities are related to Jack W. Schuler but are not affiliates of his.

Pursuant to the Securities Purchase Agreement, the Purchasers have agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $7.68 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Securities Purchase Agreement for an aggregate purchase price of approximately $32 million. The Securities Purchase Agreement contemplates that the closing of the purchase and sale of the Shares will occur in three approximately equal tranches on the dates specified in the agreement or such other dates as the parties may agree, with the first and second tranches having closed on February 19, 2021 and April 9, 2021, respectively. Proceeds from the closings of the first and second tranches under the Securities Purchase Agreement were recorded to contributed capital of $10.7 million and $21.3 million for the three and six months ended June 30, 2021, respectively.

NOTE 18. RELATED PARTY TRANSACTIONS

Convertible notes

As discussed in Note 10, Convertible Notes, the Company issued Notes in March 2018. As of June 30, 2021 and December 31, 2020 an entity controlled by one member of the Company's board of directors held an aggregate of $42.0 million of the Notes.

Securities Purchase Agreement

On December 24, 2020, the Company entered into the Securities Purchase Agreement with the Purchasers for the issuance and sale by the Company of an aggregate of 4,166,663 Shares to the Purchasers for an aggregate purchase price of approximately $32 million. The Purchasers are comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. See Note 17, Stockholders’ Equity, for further information.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the 24-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP.

During January 2021, the Company submitted its application for forgiveness to the Lender. On July 15, 2021, the SBA informed the Company of its full forgiveness for the entire Loan amount plus accrued interest, which was $4.8 million as of June 30, 2021. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations.

With approval of the Company's application for forgiveness the Company will record income from the extinguishment as a gain recorded to other income (expense), net in the third quarter of 2021. See Note 9, Long-Term Debt for further detail on the Company’s PPP Loan.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about the plans and objectives of management for future operations, including plans and objectives relating to the products and future performance of the Company; projections of our future financial performance and demand for our products; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; and our plans or expectations relating to our agreement with Ascend Diagnostics Ltd. (“Ascend”). In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant, and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our first system to address these challenges is the Accelerate Pheno® system. The Accelerate PhenoTest® BC Kit, which is the first test kit for the system, is indicated as an aid, in conjunction with other clinical and laboratory findings, in the diagnosis of bacteremia and fungemia, both life-threatening conditions with high morbidity and mortality risk. The device provides identification (“ID”) results followed by antibiotic susceptibility testing (“AST”) for certain pathogenic bacteria commonly associated with or causing bacteremia. This test kit utilizes genotypic technology to identify infectious pathogens and phenotypic technology to conduct AST, which determines whether live bacterial cells are resistant or susceptible to a particular antimicrobial. This information can be used by physicians to rapidly modify antibiotic therapy to lessen adverse events, improve clinical outcomes, and help preserve the useful life of antibiotics.

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC Kit for in vitro diagnostic use. On February 23, 2017, the U.S. Food and Drug Administration (“FDA”) granted our de novo classification request to market our Accelerate Pheno system and Accelerate PhenoTest BC Kit.

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

On July 29, 2020, we signed an exclusive product supply and collaboration agreement with Ascend to commercialize a benchtop MALDI identification platform to complement the Company's expanded product offering plans. We continue our analytical and market evaluations of the Ascend benchtop MALDI identification platform. We have limited experience implementing third-party product commercialization agreements. There are, therefore, uncertainties regarding market demand, market acceptance, supply constraints, FDA authorization, ramp up expenditures, and other factors impacting market penetration.

On July 7, 2021, we announced the launch of a new configuration of our PhenoTest BC kit in the United States providing AST without ID. On August 3, 2021, we announced that this new AST only configuration had been CE marked for use in Europe. We believe this new AST only configuration may be attractive to prospective customers who already have a rapid ID system but who still need fast susceptibility results to support getting patients on an optimal antibiotic therapy as soon as possible.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has since spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. Further, the COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. For example, the State of Arizona has implemented several orders promoting physical distancing, limiting certain activities, and restricting the operations of certain retail businesses. More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant. The spread of these new strains are causing many government authorities to reimplement the aforementioned measures to try to reduce the spread that had become less prevalent.

The COVID-19 pandemic and these measures have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which have significantly impacted our business and results of operations, starting in the first quarter of 2020. For example, this included diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement the Accelerate Pheno systems. Our commercial access to customers has improved in some regions, with access in other regions remaining limited. In addition, in certain months with high rates of COVID-19 hospitalization our Accelerate PhenoTest BC kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. For the three months ended June 2021, our Accelerate PhenoTest BC kit orders were at normal levels after the higher levels of COVID-19 hospitalization contributed to irregular ordering patterns, but could decline again if surges in COVID-19 cases cause hospitals to again reduce or prohibit elective surgeries. The emergence of the significantly more contagious Delta variant of COVID-19 in the United States and in EMEA and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty regarding our access to our customers and prospects, demand for our products, and ability to implement our products.

The reduced sales and implementations caused by the COVID-19 pandemic lowered our realized and expected revenue growth for 2020 and 2021.

As a medical device company, we have not experienced any disruptions to our ability to manufacture our products at our Tucson, Arizona headquarters under the various State of Arizona executive orders relating to the COVID-19 pandemic because we were classified as an essential service. We currently expect that, should future orders be issued, we would be able to sustain our essential operations. Our third-party manufacturing supply chain for Accelerate Pheno systems and consumable test kits remains stable. However, like many industries experiencing inflationary pressures in raw materials, the direct costs to manufacture our products are increasing and delivery schedules elongating. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all our suppliers to provide us with necessary materials and services at reasonable costs.

Additionally, the Company received loan proceeds of approximately $4.8 million under the Paycheck Protection Program established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During January 2021, the Company submitted its application for forgiveness to the loan provider, and on July 15, 2021, the Small Business Administration (“SBA”) informed the Company of its full forgiveness in the amount of $4.8 million. For additional information about the loan, refer to Part I, Item 1, Note 9, Long-Term Debt and Note 19, Subsequent Events in this Form 10-Q.

We continue to monitor the evolving impacts to our business caused by the COVID-19 pandemic, including the significantly more contagious COVID-19 Delta variant. We may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the level and effectiveness of vaccinations, vaccination hesitancy impeding herd immunity, the emergence of new COVID-19 variants, such as the Delta variant, the financial impact of COVID-19 on hospitals, including their budget priorities, and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, for additional risks we face due to the COVID-19 pandemic.

Changes in Results of Operations: Three and six months ended June 30, 2021, compared to three and six months ended June 30, 2020

The Company has provided enhanced information in a tabular format which presents some of the captions presented on the statement of operations, less non-cash equity-based compensation expense. These figures are reconciled to the statement of operations and are intended to add additional clarity on the operating performance of the business. The Company believes providing such figures less non-cash equity-based compensation expense provides helpful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$2,798	$2,125	$673	32%	$5,316	$4,468	$848	19%

For the three and six months ended June 30, 2021, total revenues increased as compared to the three and six months ended June 30, 2020 primarily due to increased sales of Accelerate PhenoTest BC Kits and instruments. Accelerate's revenue has increased due to an increase in Accelerate PhenoTest BC Kit revenue generated by a growing installed base.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of sales	$1,745	$1,171	$574	49%	$3,365	$2,459	$906	37%
Non-cash equity-based compensation as a component of cost of sales	74	59	15	25%	175	130	45	35%
Cost of sales less non-cash equity-based compensation	$1,671	$1,112	$559	50%	$3,190	$2,329	$861	37%

For the three and six months ended June 30, 2021, cost of sales increased as compared to the three and six months ended June 30, 2020 as a result of higher Accelerate PhenoTest BC Kit sales, increases to our cost of manufacturing, and other factors.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gross profit	$1,053	$954	$99	10%	$1,951	$2,009	$(58)	(3)%
Non-cash equity-based compensation as a component of gross profit	74	59	15	25%	175	130	45	35%
Gross profit less non-cash equity-based compensation	$1,127	$1,013	$114	11%	$2,126	$2,139	$(13)	(1)%

For the three months ended June 30, 2021, gross profit increased as compared to the three months ended June 30, 2020. This increase was primarily due to an increase in sales of Accelerate PhenoTest BC revenue as our installed base for our instruments grew compared to the prior year period. The increase was partially offset by increases in costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period. Gross profit less non-cash equity based compensation increased for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which was partially offset by an increase in non-cash equity-based compensation expense.

For the six months ended June 30, 2021, gross profit decreased as compared to the six months ended June 30, 2020. The decrease was primarily due to increases in the costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period. This decrease was partially offset by an increase in sales of Accelerate PhenoTest BC revenue as our installed base for our instruments grew compared to the prior year period. Gross profit less non-cash equity based compensation decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase in non-cash equity-based compensation expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$5,733	$5,347	$386	7%	$12,629	$11,189	$1,440	13%
Non-cash equity-based compensation as a component of research and development	1,328	335	993	296%	4,074	1,458	2,616	179%
Research and development less non-cash equity-based compensation	$4,405	$5,012	$(607)	(12)%	$8,555	$9,731	$(1,176)	(12)%

Research and development expenses for the three and six months ended June 30, 2021 increased compared to the three and six months ended June 30, 2020 primarily due to increases in non-cash equity-based compensation expense resulting from an increased number of RSUs granted and performance based stock awards becoming probable or achieved, compared to the prior year periods. For the three and six months ended June 30, 2021, research and development expenses less non-cash equity-based compensation decreased due to improved internal efficiencies and reductions in external study fees compared to the prior year periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales, general and administrative	$12,910	$11,332	$1,578	14%	$26,938	$24,275	$2,663	11%
Non-cash equity-based compensation as a component of sales, general and administrative	5,188	3,022	2,166	72%	11,180	6,027	5,153	85%
Sales, general and administrative less non-cash equity-based compensation	$7,722	$8,310	$(588)	(7)%	$15,758	$18,248	$(2,490)	(14)%

Sales, general and administrative expense for the three and six months ended June 30, 2021 increased as compared to the three and six months ended June 30, 2020 primarily due to increases in non-cash equity-based compensation expense resulting from an increased number of restricted stock units granted and performance based stock awards becoming probable or achieved, compared to the prior year periods. For the three and six months ended June 30, 2021, sales, general and administrative expenses less non-cash equity-based compensation decreased due to lower ordinary compensation, travel, trade shows and instrument demonstration expenses compared to the prior year periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Loss from operations	$(17,590)	$(15,725)	$(1,865)	12%	$(37,616)	$(33,455)	$(4,161)	12%
Non-cash equity-based compensation as a component of loss from operations	6,590	3,416	$3,174	93%	15,429	7,615	7,814	103%
Loss from operations less non-cash equity-based compensation	$(11,000)	$(12,309)	$1,309	(11)%	$(22,187)	$(25,840)	$3,653	(14)%

For the three and six months ended June 30, 2021, our loss from operations increased as compared to the three and six months ended June 30, 2020 primarily due to higher non-cash equity-based compensation expense partially offset by higher revenues and lower costs compared to the prior year periods. For the three and six months ended June 30, 2021, loss from operations less non-cash equity-based compensation decreased due to the continued benefit of cost cutting measures taken during 2020 and 2021.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total other expense, net	$(4,084)	$(3,505)	$(579)	17%	$(8,297)	$(7,084)	$(1,213)	17%

Other expense, net for the three and six months ended June 30, 2021 increased as compared to the three and six months ended June 30, 2020. The increase was primarily the result of decreased interest income and increased interest expense for the three and six months ended June 30, 2021.

For the three months ended June 30, 2021 and 2020, the Company incurred interest expense associated with our convertible notes of $4.2 million and $3.8 million, respectively. For the six months ended June 30, 2021 and 2020, the Company incurred interest expense associated with our convertible notes of $8.2 million and $7.6 million, respectively. These amounts were partially offset by investment income for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three and six months ended June 30, 2021 and 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of common stock, the issuance of our convertible notes and cash from operations. As of June 30, 2021, the Company had $68.9 million in cash and cash equivalents and investments, an increase of $0.6 million from $68.3 million at December 31, 2020. The primary reason for the increase was from cash provided by the issuance of common stock partially offset by cash used in operating activities. For additional information about the issuance of common stock, see “Sales of common stock” below.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 15, Leases.

As of June 30, 2021, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020:

Cash Flow Summary
	Six Months Ended June 30,
	(in thousands)
	2021	2020	$ Change
Net cash used in operating activities	$(22,928)	$(27,395)	$4,467
Net cash provided by investing activities	8,265	5,692	2,573
Net cash provided by financing activities	23,505	8,038	15,467

Cash flows from operating activities

The net cash used in operating activities was $22.9 million and $27.4 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities was primarily the result of net losses partially offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development to further mature the Accelerate Pheno, system and develop a ancillary and next generation products, sales and marketing, along with other factors. An increase in non-cash expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted in a decrease in cash used in operating activities for the current period.

Cash flows from investing activities

The net cash provided by investing activities was $8.3 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company had maturities of marketable securities of $24.0 million, which were offset in part by purchases of marketable securities of $15.7 million. The net cash provided by investing activities was $5.7 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, the Company had maturities of marketable securities of $27.8 million, which were offset in part by purchases of marketable securities of $21.5 million.

The Company had larger marketable securities purchases during the six months ended June 30, 2020 compared to the six months ended June 30, 2021, due to the Company reinvesting a larger portion of its cash and cash equivalents in debt securities available-for-sale during the six months ended June 30, 2020.

Cash flows from financing activities

The net cash provided by financing activities was $23.5 million and $8.0 million for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, the Company received $21.3 million in proceeds from the issuance of common stock in connection with the Company’s private placement offering and another $0.8 million in proceeds from the issuance of common stock in connection with the Company’s “at-the-market” equity offering program under its Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”). This resulted in an increase in net cash provided by financing activities for the six months ended June 30, 2021 compared to the prior year period. For additional information about the issuance of common stock, refer to Part I, Item 1, Note 17, Stockholders’ Equity in this Form 10-Q.

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

Paycheck Protection Program (PPP) Loan

On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million. The PPP Note matured on April 14, 2025 and bears interest at a rate of 1% per annum. Beginning August 14, 2021, the Company is required to make 45 monthly payments of principal and interest in the amount of $0.1 million. The PPP Note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. The proceeds from the PPP Note could only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. For additional information about the PPP Note, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

Pursuant to the terms of the CARES Act and the PPP, the Company could apply to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of loan proceeds used by the Company (during the 24 week period after the lender makes the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. During January 2021, the Company submitted its application for forgiveness to the Lender. On July 15, 2021, the SBA informed the Company of its full forgiveness for the entire Loan amount plus accrued interest, which was $4.8 million as of June 30, 2021. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. For additional information about the PPP Note forgiveness, refer to Part I, Item 1, Note 19, Subsequent Events in this Form 10-Q.

Other notes payable

During the three months ended June 30, 2021, the Company entered into three loan agreements with two capital asset financing companies. Loan proceeds were $0.4 million, with interest rates ranging from 9.8% to 12.4 % and maturities ranging from January 1, 2022 to September 2022. For additional information about other notes payable, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

Sales of common stock

On May 28, 2021, the Company entered into the Sales Agreement with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the six months ended June 30, 2021, the Company sold 92,497 shares of common stock under the Sales Agreement at a price per share of $8.80 resulting in aggregate gross proceeds of $0.8 million.

On December 24, 2020, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain directors and officers of the Company, or entities affiliated or related to such persons, for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock to the purchasers for an aggregate purchase price of approximately $32 million. The agreement contemplates that the closing of the purchase and sale of the shares will occur in three approximately equal tranches on the dates as specified in the agreement or such other dates as the parties may agree, with the first and second tranches having closed on February 19, 2021 and April 9, 2021, respectively. During the six months ended June 30, 2021, the Company sold 2,777,772 shares of common stock under the Securities Purchase Agreement in first and second tranches at a price per share of $7.68 resulting in aggregate gross proceeds of $21.3 million.

For additional information about the issuance of common stock, refer to Part I, Item 1, Note 17, Stockholders’ Equity in this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are currently experiencing unprecedented cost increases from many of our suppliers. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno devices to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our kits require these components and raw materials, and many of our supply contracts permit the supplier to pass on certain inflation increases to us. Moreover, our ability to pass on cost increases to our consumable kit customers is limited by long-term contractual price commitments. Prolonged elevated supply costs and further cost increases may eventually impact our cost to manufacture our Accelerate Pheno devices. The supply cost increases we are experiencing and may experience in the future may materially reduce our gross profit margins, thereby negatively impact our overall financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2021.
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

August 10, 2021	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2021	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)