Form 10-Q
period 2021-09-30
Accelerate Diagnostics, Inc
filed 2021-11-15
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021
OR
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

As of November 11, 2021, there were 65,604,683 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$35,725	$35,781
Investments	21,299	32,488
Trade accounts receivable	2,269	1,550
Inventory	9,732	9,216
Prepaid expenses	978	1,172
Other current assets	1,513	1,780
Total current assets	71,516	81,987
Property and equipment, net	5,143	6,135
Right of use assets	2,679	3,183
Other non-current assets	1,823	2,120
Total assets	$81,161	$93,425
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,330	$1,290
Accrued liabilities	3,572	2,991
Accrued interest	143	1,262
Deferred revenue	469	376
Current portion of long-term debt	352	553
Current operating lease liability	645	497
Total current liabilities	7,511	6,969
Non-current operating lease liability	2,569	3,063
Other non-current liabilities	678	335
Long-term debt	72	4,659
Convertible notes	110,078	141,211
Total liabilities	$120,908	$156,237

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with 2,636,364 shares issued and outstanding on September 30, 2021 and 5,000,000 preferred shares authorized with zero shares issued and outstanding on December 31, 2020	3	—
Common stock, $0.001 par value;
100,000,000 common shares authorized with 64,937,030 shares issued and outstanding on September 30, 2021 and 85,000,000 common shares authorized with 57,607,939 shares issued and outstanding on December 31, 2020	65	58
Contributed capital	553,134	475,072
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(547,865)	(492,966)
Accumulated other comprehensive (loss) income	(17)	91
Total stockholders’ deficit	(39,747)	(62,812)
Total liabilities and stockholders’ deficit	$81,161	$93,425

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net sales	$3,122	$3,588	$8,439	$8,056

Cost of sales	2,136	2,287	5,502	4,745
Gross profit	986	1,301	2,937	3,311

Costs and expenses:
Research and development	4,712	5,001	17,341	16,191
Sales, general and administrative	10,806	11,465	37,744	35,738
Total costs and expenses	15,518	16,466	55,085	51,929

Loss from operations	(14,532)	(15,165)	(52,148)	(48,618)

Other income (expense):
Interest expense	(4,211)	(3,955)	(12,477)	(11,540)
Gain on extinguishment of debt	9,840	—	9,840	—
Foreign currency exchange (loss) gain	(78)	229	(238)	191
Interest income	—	149	55	753
Other (expense) income, net	(5)	(15)	69	(82)
Total other income (expense), net	5,546	(3,592)	(2,751)	(10,678)

Net loss before income taxes	(8,986)	(18,757)	(54,899)	(59,296)
Provision for income taxes	—	—	—	—
Net loss	$(8,986)	$(18,757)	$(54,899)	$(59,296)

Basic and diluted net loss per share	$(0.15)	$(0.33)	$(0.91)	$(1.07)
Weighted average shares outstanding	61,146	56,560	60,250	55,617

Other comprehensive loss:
Net loss	$(8,986)	$(18,757)	$(54,899)	$(59,296)
Net unrealized (loss) gain on debt securities available-for-sale	(3)	(117)	(21)	62
Foreign currency translation adjustment	(27)	71	(87)	90
Comprehensive loss	$(9,016)	$(18,803)	$(55,007)	$(59,144)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,899)	$(59,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,875	2,270
Amortization of investment discount	153	46
Equity-based compensation	19,058	12,291
Amortization of debt discount and issuance costs	9,250	8,256
(Gain) loss on disposal of property and equipment	(202)	546
Contributions to deferred compensation plan	(343)	(248)
Gain on extinguishment of debt	(9,840)	—
(Increase) decrease in assets:
Accounts receivable	(719)	532
Inventory and instruments in property and equipment	(527)	(1,734)
Prepaid expense and other	860	(1,267)
Increase (decrease) in liabilities:
Accounts payable	1,017	76
Accrued liabilities, and other	(436)	(759)
Accrued interest	(1,059)	(1,071)
Deferred revenue and income	93	67
Deferred compensation	343	240
Net cash used in operating activities	(35,376)	(40,051)

Cash flows from investing activities:
Purchases of equipment	(202)	(1,364)
Purchases of marketable securities	(22,345)	(44,589)
Maturities of marketable securities	33,601	41,707
Net cash provided by (used in) investing activities	11,054	(4,246)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock	22,640	—
Proceeds from exercise of options	1,456	4,458
Proceeds from issuance of common stocks under employee purchase plan	245	296
Proceeds from debt	—	5,552
Payment of debt	(6)	(13)
Net cash provided by financing activities	24,335	10,293

Effect of exchange rate on cash	(69)	19

Decrease in cash and cash equivalents	(56)	(33,985)
Cash and cash equivalents, beginning of period	35,781	61,014
Cash and cash equivalents, end of period	$35,725	$27,029

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$508	$1,284
Supplemental cash flow information:
Interest paid	$4,288	$4,288
Income taxes paid, net of refunds	$—	$46
Extinguishment of Convertible Senior Notes through issuance of common stock	$34,545	$—

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Preferred stock shares outstanding
Beginning	—	—	—	—
Issuance of preferred stock	2,636	—	2,636	—
Ending	2,636	—	2,636	—

Preferred stock
Beginning	$—	$—	$—	$—
Proceeds from issuance of preferred stock	3	—	3	—
Ending	$3	$—	$3	$—

Common stock shares outstanding
Beginning	61,489	56,249	57,608	54,709
Issuance of common stock	67	—	2,937	—
Exercise of options	62	770	1,052	2,287
Issuance of common stock under employee purchase plan	16	8	37	31
Rescission of common stock	(2,643)	—	(2,643)	—
Issuance of shares in exchange for Convertible Senior Notes	5,946	—	5,946	—
Ending	64,937	57,027	64,937	57,027

Common stock
Beginning	$61	$56	$58	$55
Proceeds from issuance of common stock	1	—	3	—
Exercise of options	—	1	1	2
Rescission of common stock	(3)	—	(3)	—
Issuance of shares in exchange for Convertible Senior Notes	6	—	6	—
Ending	$65	$57	$65	$57

Contributed capital
Beginning	$514,122	$463,178	$475,072	$452,344
Proceeds from issuance of common stock	517	—	22,637	—
Exercise of options	234	1,427	1,455	4,458
Issuance of shares in exchange for Convertible Senior Notes	34,539	—	34,539	—
Issuance of common stock under employee purchase plan	84	79	245	294
Equity-based compensation	3,638	4,618	19,186	12,206
Ending	$553,134	$469,302	$553,134	$469,302

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Accumulated deficit
Beginning	$(538,879)	$(455,297)	$(492,966)	$(414,653)
Cumulative effect of accounting changes	—	—	—	(105)
Net loss	(8,986)	(18,757)	(54,899)	(59,296)
Ending	$(547,865)	$(474,054)	$(547,865)	$(474,054)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$13	$140	$91	$(58)
Net unrealized (loss) gain on debt securities available-for-sale	(3)	(117)	(21)	62
Foreign currency translation adjustment	(27)	71	(87)	90
Ending	$(17)	$94	$(17)	$94

Total stockholders' deficit	$(39,747)	$(49,668)	$(39,747)	$(49,668)

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, convertible notes, accrued liabilities, warranty liabilities, tax valuation accounts, equity–based compensation, revenue and leases. Actual results could differ materially from those estimates.

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

The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. The promissory notes are privately held with no public market. The carrying amount of these notes approximates fair value. See Note 9, Long-Term Debt for further detail on the Company’s long-term debt.

The estimated fair value of the Company’s Tranche Right represents a Level 3 measurement. See Note 18, 2021 Securities Purchase Agreement Tranche Right for further detail on the Company’s financial instrument.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. Our customers typically have good credit quality. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The allowance for credit losses at September 30, 2021 and December 31, 2020 was $0.2 million and $0.4 million, respectively.

The allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$213	$141	$445	$—
Provisions	78	149	114	290
Write-offs	(77)	—	(345)	—
Ending balance	$214	$290	$214	$290

The write-offs recorded during the nine months ended September 30, 2021 were in connection with a one time restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables. The credit losses and bad debt expense was accrued as of December 31, 2020.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and this evaluation is performed at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of September 30, 2021 and December 31, 2020.

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

Warranty reserve activity for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$169	$305	$232	$403
Provisions (reversals), net	(31)	72	(41)	72
Warranty cost incurred	(17)	(40)	(70)	(138)
Ending balance	$121	$337	$121	$337

For the three and nine months ended September 30, 2021 the Company incurred less expense than the estimated provision amount which resulted in a net benefit.

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

The PPP Note remained a liability until the Company was legally released from being the primary obligor under the liability (i.e. the PPP Note was forgiven). On July 15, 2021, the SBA informed the Company of its full forgiveness for the entire Loan amount plus accrued interest, which was $4.8 million as of the date of forgiveness.

The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. As a result of the approval of the Company's application for forgiveness the Company recorded income from the extinguishment as a gain, recorded to other income (expense), net for the three and nine months ended September 30, 2021. See Note 9, Long-Term Debt for further detail regarding the PPP Note.

Convertible Notes

The Company accounts for its convertible debt instruments that may be settled in cash or equity upon conversion, which currently consist of the 2.50% Senior Convertible Notes due 2023 (the “Notes”), by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. The Company determined the carrying amount of the liability component of the Notes by using estimates and assumptions that market participants would use in pricing a debt instrument. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

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

Extinguishment of Debt

The Company only extinguishes its debt in accordance with ASC 405-20-40-1. A liability has been extinguished if either of the following conditions are met:

•The debtor pays the creditor and is relieved of its obligation for the liability by paying the creditor which can include the following:

◦Delivery of cash

◦Delivery of other financial assets

◦Delivery of goods or services

◦Reacquisition by the debtor of its outstanding debt securities whether the securities are cancelled or held as so-called treasury bonds.

•The debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor.

In an early extinguishment of debt through exchange for common stock, the reacquisition price of the extinguished debt shall be determined by the value of the common stock issued or the value of the debt—whichever is more clearly evident. Gains or losses on extinguishment of debt is determined by comparing the consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.

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

Sales commissions earned by our sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and nine months ended September 30, 2021.

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

Restructure Activity

During the three months ended September 30, 2020, following the completion of a strategic review of its Europe, the Middle East and Africa (“EMEA”) business, the Company's board of directors (the “Directors”) approved a plan to reduce its workforce, focus the geographies it plans to operate in, and terminate agreements with some distributors in geographies it plans on exiting (collectively, the “EMEA Restructuring Plan”). Restructuring charges are primarily comprised of employee severance and other post-employment benefits. The Company evaluates the nature of these costs to determine if they relate to on-going benefit arrangements which are accounted for under ASC 712 or one-time benefit arrangements which are accounted for under ASC 420. The Company incurred expenses of $0.4 million in connection with the EMEA Restructuring Plan.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of September 30, 2021 and December 31, 2020, the Company was not a party to finance lease arrangements.

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

The Company records the fair value of RSUs or stock grants based on the published closing market price on the day before the grant date. The Company accounts for forfeitures as they occur rather than on an estimated basis.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested RSUs. Potentially dilutive common shares would also include common shares that would be outstanding if the Notes at the balance sheet date were converted and shares issuable in connection with a securities purchase agreement. Potentially dilutive common shares would also include common shares that would be outstanding if the Series A Preferred Stock at the balance sheet date were converted into common stock. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of September 30, 2021, three of the Company's financial institutions held 15% and 64% and 12% of the Company’s cash and cash equivalents. As of December 31, 2020, three of the Company's financial institutions held 53% and 14% and 16% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. None of the Company's customers accounted for 10% or more of the net accounts receivable balance as of September 30, 2021 and December 31, 2020.

The Company did not have any customers who represented 10% or more of the Company’s total revenue during the three and nine months ended September 30, 2021 and 2020.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$5,563	$—	$—	$5,563
Corporate notes and bonds	—	561	—	561
Total cash equivalents	5,563	561	—	6,124
Equity investments:
Mutual funds	700	—	—	700
Total equity investments	700	—	—	700
Debt securities available-for-sale:
Certificates of deposit	—	1,567	—	1,567
Commercial paper	—	8,269	—	8,269
Corporate notes and bonds	—	10,763	—	10,763
Total debt securities available-for-sale	—	20,599	—	20,599
Total assets measured at fair value	$6,263	$21,160	$—	$27,423

	December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents:
Money market funds	$19,276	$—	$—	$19,276
Commercial paper	—	885	—	885
Total cash equivalents	19,276	885	—	20,161
Equity investments:
Mutual funds	357	—	—	357
Total equity investments	357	—	—	357
Debt securities available-for-sale:
Certificates of deposit	—	5,825	—	5,825
U.S. Treasury securities	5,923	—	—	5,923
Commercial paper	—	10,604	—	10,604
Corporate notes and bonds	—	9,779	—	9,779
Total debt securities available-for-sale	5,923	26,208	—	32,131
Total assets measured at fair value	$25,556	$27,093	$—	$52,649

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

The Company has Notes, as described in Note 10, Convertible Notes. At September 30, 2021, the Notes had an outstanding principle of $125.5 million with a fair value of $85.9 million. At December 31, 2020, the Notes had an outstanding principle of $171.5 million with a fair value of $98.7 million. The fair value of the Notes is typically correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes is classified as Level 2 within the fair value hierarchy. See Note 10, Convertible Notes for further detail on the Company’s convertible notes.

The Company's long-term notes, cumulatively $0.4 million, approximate their fair value. The estimated fair value of the Company’s long-term debt represents a Level 3 measurement. See Note 9, Long-Term Debt for further detail on the Company's long-term debt.

As described in Note 18, 2021 Securities Purchase Agreement Tranche Right the estimated fair value of the Company’s Tranche Right represents a Level 3 measurement with an approximate fair value of $2.5 million.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,567	$—	$—	$1,567
Commercial paper	8,267	2	—	8,269
Corporate notes and bonds	10,766	—	(3)	10,763
Total	$20,600	$2	$(3)	$20,599

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,820	$5	$—	$5,825
U.S. Treasury securities	5,908	15	—	5,923
Commercial paper	10,603	1	—	10,604
Corporate notes and bonds	9,779	1	(1)	9,779
Total	$32,110	$22	$(1)	$32,131

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$20,600	$20,599	$32,110	$32,131

There were no proceeds from the sale of debt securities available-for-sale (including principal paydowns) for each of the three and nine months ended September 30, 2021 and 2020. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for each of the three and nine months ended September 30, 2021 and 2020. No material balances were reclassified out of accumulated other comprehensive income for each of the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021, there were no holdings of debt securities available-for-sale of any one issuer in an amount greater than 10%. As of September 30, 2021, and December 31, 2020 there were no material debt securities available-for-sale in a material unrealized loss position.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at September 30, 2021 and December 31, 2020 was $0.7 million and $0.4 million, respectively. There were no material realized or unrealized gains or losses on equity securities recorded in income for each of the three and nine months ended September 30, 2021 and 2020.

NOTE 6. INVENTORY

Inventories consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$5,227	$4,891
Work in process	2,377	1,942
Finished goods	2,128	2,383
	$9,732	$9,216

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment	$3,186	$3,608
Technical equipment	3,639	3,789
Facilities	3,727	3,693
Instruments	5,548	5,880
Capital projects in progress	37	—
Total property and equipment	$16,137	$16,970
Accumulated depreciation	(10,994)	(10,835)
Property and equipment, net	$5,143	$6,135

Depreciation expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$487	$581	$1,540	$1,827

Gross assets under operating leases where the Company is the lessor at September 30, 2021 and December 31, 2020 were $3.2 million and $3.8 million, respectively. The underlying accumulated depreciation under operating leases where the Company is the lessor at September 30, 2021 and December 31, 2020 was $1.2 million and $1.1 million, respectively.

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. A summary of the balances as of September 30, 2021 and December 31, 2020 follows (in thousands):

	September 30,	December 31,
	2021	2020
Products and services not yet delivered	$469	$376

We recognized $0.1 million and $0.3 million of revenues that were included in the beginning contract liabilities balances during the three and nine months ended September 30, 2021, respectively, and $0.1 million and

$0.2 million of revenues that were included in the beginning contract liabilities balances during the three and nine months ended September 30, 2020, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2021, $10.5 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 9. LONG-TERM DEBT

As of September 30, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
PPP Loan - 1% interest	$—	$4,812
Other Loans - various interest	424	400
Total debt	424	5,212
Current portion of long-term debt	352	553
Long-term debt	$72	$4,659

The following presents maturities of future principal obligations of long-term debt as of September 30, 2021 (in thousands):

Remainder of 2021	$78
2022	346
2023	—
2024	—
2025	—
Thereafter	—
Total	$424

Other notes payable

The Company entered into three loan agreements with two capital asset financing companies in 2020. Loan proceeds were $0.8 million, with interest rates ranging from 9.8% to 12.4% and maturities ranging from January 1, 2022 to September 2022. As of September 30, 2021, the current portion of long-term debt was $0.4 million and long-term debt was $0.1 million.

PPP Loan

On April 14, 2020, the Company entered into the PPP Note evidencing an unsecured loan in the amount of $4.8 million made to the Company under the PPP. The PPP was established under the CARES Act and is administered by the SBA.

On September 3, 2020 the Company's loan provider amended the PPP Note per the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”), which was enacted after the PPP Note was approved and funded. The PPP Flexibility Act amended the CARES Act to require that all PPP Note's made prior to June 5, 2020 be extended to a 5-year term. In accordance with this amendment the PPP Notes' original maturity date of April 14, 2022 was amended to April 14, 2025. The original terms of the loan required 18 monthly payments of principal and interest in the amount of $0.3 million starting November 14, 2020. The amended terms required 45 monthly payments of principal and interest in the amount of $0.1 million starting August 14, 2021. The PPP Note's interest rate was unchanged bore an interest at a rate of 1% per annum.

The proceeds from the PPP Note could only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations.

Pursuant to the terms of the CARES Act and the PPP, the Company could apply to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness was based on the amount of Loan proceeds used by the Company (during the 24-week period after the lender made the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP.

During January 2021, the Company submitted its application for forgiveness to the lender. On July 15, 2021, the SBA informed the Company of its full forgiveness for the entire Loan amount plus accrued interest, which was $4.8 million as of the date of forgiveness. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. With approval of the Company's application for forgiveness the Company recorded a gain on extinguishment of $4.8 million for the three and nine months ended September 30, 2021.

NOTE 10. CONVERTIBLE NOTES

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

The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes, which will result in additional non-cash interest expense being recognized through the Maturity Date. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.

The Company incurred issuance costs related to the issuance of the Notes, which were recorded to long-term debt and contributed capital, respectively. The issuance costs recorded as long-term debt on the condensed consolidated balance sheet are being amortized over the five-year contractual term of the Notes using the effective interest method. The effective interest rate on the Notes, including accretion of the Notes to par and debt issuance cost amortization, is 11.52%.

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

The Notes at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Outstanding principal	$125,500	$171,500
Unamortized debt discount	(14,524)	(28,524)
Unamortized debt issuance	(898)	(1,765)
Net carrying amount of the liability component	$110,078	$141,211

Interest expense for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual coupon interest	$1,024	$1,072	$3,168	$3,216
Amortization of the debt discount	2,987	2,666	8,711	7,775
Amortization of debt issuance costs	185	165	539	481
Total interest expense on convertible notes	$4,196	$3,903	$12,418	$11,472

As of September 30, 2021 and December 31, 2020, no Notes were convertible pursuant to the original terms.

During the three months ended September 30, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock (the “Exchange Transactions”). During the three months ended September 30, 2021, certain holders of the Notes exchanged $46.0 million (the “Exchanged Principle”) in aggregate principal amount of Notes held by them for 5,945,718 shares of the Company's common stock pursuant to their respective exchange agreement. See Note 17, Stockholders’ Equity for additional information.

The Company accounted for the Exchange Transactions as an extinguishment of debt. During the three months ended September 30, 2021 the Company repurchased the Exchanged Principle for $34.5 million of common stock. This exchange transaction resulted in a net gain of $5.8 million reflected in other income (expense), net in our condensed consolidated statement of operations for the three and nine months ended September 30, 2021. The Extinguishment Transactions resulted in a reduction of $5.6 million of unamortized debt discount and issuance cost for the three months ended September 30, 2021. The Company incurred $0.8 million of reacquisition costs, which was determined to be a component of liability and was recorded as an offset to gain on extinguishment of debt during the three and nine months ended September 30, 2021. After giving effect to such exchanges, the total principal amount of the Notes outstanding as of September 30, 2021 was $125.5 million.

On October 15, 2021, a holder of the Notes exchanged $5.0 million in aggregate principal amount of Notes held by it for 657,256 shares of the Company's common stock pursuant to its respective exchange agreement, see Note 20, Subsequent Events.

In connection with the Notes issuance, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $45.1 million of the net proceeds from its issuance of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,858,500. The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution. The Prepaid Forward was not impacted by the exchange of Notes described.

NOTE 11. EARNINGS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares issuable upon the release of restricted stock units	2,320	722	2,320	722
Shares issuable upon exercise of stock options	7,634	8,952	7,634	8,952
	9,954	9,674	9,954	9,674

Potentially dilutive common shares would include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, after giving effect to the Exchange Transactions, the total principal amount of the Notes outstanding as of September 30, 2021 was $125.5 million. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of September 30, 2021, no Notes were convertible pursuant to the original terms. The number of shares of common stock issuable upon conversion of the Notes based on the initial conversion rate was approximately 4.1 million shares as of September 30, 2021.

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

Potentially dilutive common shares would also include common shares that would be outstanding if Series A Preferred Stock were converted into common stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2021	8,045,461	$14.18
Granted	489,804	7.09
Forfeited	(269,712)	14.66
Exercised	(391,362)	3.72
Expired	(240,460)	19.03
Options Outstanding September 30, 2021	7,633,731	$14.09

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
Expected term (in years)	0.00	6.14
Volatility	—%	62%
Expected dividends	—	—
Risk free interest rates	—%	0.42%
Weighted average fair value	$—	$8.10

The Company did not grant any stock option for the three months ended September 30, 2021.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of September 30, 2021:

	Options Outstanding	Options Exercisable
Number of options	7,633,731	5,063,626
Weighted average remaining contractual term (in years)	5.92	4.87
Weighted average exercise price	$14.09	$14.68
Weighted average fair value	$8.78	$9.11
Aggregate intrinsic value (in thousands)	$1,933	$1,929

The following table summarizes RSU and performance-based award activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2021	526,414	$11.17
Granted	2,678,948	11.28
Forfeited	(225,359)	11.80
Vested/released	(659,539)	12.23
Outstanding September 30, 2021	2,320,464	$10.78

The table below summarizes equity-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$82	$119	$257	$249
Research and development	266	1,349	4,340	2,807
Sales, general and administrative	3,281	3,208	14,461	9,235
	$3,629	$4,676	$19,058	$12,291

The table below summarizes share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost capitalized to inventory	$77	$61	$319	$199

As of September 30, 2021, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $7.2 million and $15.2 million, respectively. This is expected to be recognized over the years 2021 through 2026.

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

In 2020, the Company granted 105,000 performance-based stock options. 45,000 performance-based stock options vested in prior periods due to the performance obligations being achieved. During the nine months ended September 30, 2021, another 45,000 performance-based stock options vested due to the performance obligations being achieved. None of these options have been forfeited as of September 30, 2021.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Performance-based stock option expense	$230	$109

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

In 2020, the Company granted 364,338 performance-based RSUs. 81,000 performance-based RSUs were released in prior periods due to the performance obligations being achieved. 33,364 of these performance-based RSUs were forfeited due to the employees separating from the Company, of which 9,369 were forfeited during the nine months ended September 30, 2021. During the nine months ended September 30, 2021, 84,000 of these performance-based RSUs were released due to the performance obligations being achieved. At September 30, 2021 165,974 of these performance-based RSUs were outstanding. None of these performance-based RSUs have been forfeited due to performance obligations not being achieved.

In 2021, the Company granted 233,472 performance-based RSUs. During the nine months ended September 30, 2021, 10,755 of these performance-based RSUs were forfeited due to the employees separating from the Company. None of these performance-based RSUs have been released. At September 30, 2021, 222,717 of these performance-based RSUs were outstanding. None of these performance-based RSUs have been forfeited due to performance obligations not being achieved.

The table below summarizes share-based compensation cost in connection with performance-based RSUs for the nine months ended September 30, 2021, and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Performance-based RSU expense	$818	$401

NOTE 13. INCOME TAXES

For the nine months ended September 30, 2021, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the nine months ended September 30, 2021 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $54.9 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At September 30, 2021, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and nine months ended September 30, 2021, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes, which the Company adopted on January 1, 2021. Note 2, Recently Issued Accounting Pronouncements for additional information.

In the first quarter of 2021, the Company was informed by the IRS that they would begin an examination of the Company’s 2018 tax year. Due to the early stage of the examination, management is unable to determine the impact the examination will have on the Company's tax position.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$195	$185	$502	$556
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$—	$17
Lease Cost
Operating leases	$257	$277	$816	$790
Short-term leases	$40	$17	$99	$45

The weighted average remaining lease term on our operating leases is 3.8 years. The weighted average discount rate on those leases is 7.1%.

The following presents maturities of operating lease liabilities in which we are the lessee as of September 30, 2021 (in thousands):

Remainder of 2021	$211
2022	858
2023	968
2024	1,055
2025	607
Thereafter	—
Total lease payments	3,699
Less imputed interest	(484)
$3,215

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of September 30, 2021, the total net investment in these leases was $3.1 million. The following presents maturities of lease receivables under sales-type leases as of September 30, 2021 (in thousands):

Remainder of 2021	$309
2022	1,180
2023	809
2024	324
2025	70
Thereafter	422
Total undiscounted cash flows	3,114
Less imputed interest	—
Present value of lease payments	$3,114

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 8% and 6% for the three months ended September 30, 2021 and 2020, respectively, and 12% and 7% for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, balances due from foreign customers, in U.S. dollars, were $0.5 million and $0.3 million, respectively.

The following presents total net sales by geographic territory for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Domestic	$2,874	$3,386	$7,406	$7,477
Foreign	248	202	1,033	579
	$3,122	$3,588	$8,439	$8,056

The following presents total net sales by line of business for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Accelerate Pheno revenue	$3,084	$3,582	$8,324	$7,980
Other revenue	38	6	115	76
	$3,122	$3,588	$8,439	$8,056

The following presents total net sales by products and services for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Products	$2,773	$3,402	$7,474	$7,481
Services	349	186	965	575
	$3,122	$3,588	$8,439	$8,056

Lease revenue included in net sales was $0.5 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $1.3 million and $2.4 million for the nine months ended September 30, 2021 and 2020, respectively, which does not represent revenues recognized from contracts with customers.

NOTE 17. STOCKHOLDERS’ EQUITY

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into an Equity Sales Agreement (the “ATM Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the ATM Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended (the “Securities Act"). The Company is not obligated to sell any shares under the ATM Sales Agreement. The Board has authorized management to sell up to a specified number of shares under the Sales Agreement within certain share price levels. The Board may choose to change such share number and share price authorizations at any time. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. There were no sales during the three months ended September 30, 2021, but there were 92,497 shares of common stock sold during the nine months ended September 30, 2021 under the ATM Sales Agreement at a price per share of $8.80 resulting in aggregate gross proceeds of $0.8 million, which was recorded to contributed capital.

December 2020 Securities Purchase Agreement

On December 24, 2020, the Company entered into a securities purchase agreement (the “December 2020 Securities Purchase Agreement”) with Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips, or entities affiliated with such persons (collectively, the “Original Purchasers”), for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock (the “Shares”), to the Original Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Each of Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips is a member of the Board. Mr. Phillips also serves as the Company’s President and Chief Executive Officer. Additionally, on December 24, 2020, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Original Purchasers pursuant to which the Company agreed to register the resale of the Shares pursuant to the terms set forth therein.

The Jack W. Schuler Living Trust (the “Schuler Trust”), which was the entity affiliated with Jack W. Schuler that originally entered into the December 2020 Securities Purchase Agreement for the purchase of 3,964,843 Shares for an aggregate purchase price of approximately $30.5 million, subsequently entered into an assignment and assumption agreement whereby it assigned all of its rights and obligations as an Original Purchaser to three other entities under the December 2020 Securities Purchase Agreement (collectively, the “Schuler Purchasers”). These three entities are related to Jack W. Schuler but are not affiliates of his.

Pursuant to the December 2020 Securities Purchase Agreement, the Original Purchasers agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $7.68 per share, which was equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the December 2020 Securities Purchase Agreement, for an aggregate purchase price of approximately $32 million.

The December 2020 Securities Purchase Agreement contemplated that the closing of the purchase and sale of the Shares would occur in three approximately equal tranches on the dates specified in the agreement or such other dates as the parties may agree, with the first and second tranches having closed on February 19, 2021 and April 9, 2021, respectively, whereby the Company received total proceeds of approximately $21.3 million which were recorded to contributed capital.

On September 17, 2021, the Company entered into a rescission agreement (the “Rescission Agreement”) with the Schuler Purchasers and the Schuler Trust pursuant to which, effective as of January 29, 2021, the

Company and the Schuler Purchasers agreed to rescind and unwind the December 2020 Securities Purchase Agreement and the Registration Rights Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of an aggregate of 2,643,228 Shares in the first two tranche closings and the third tranche (as discussed below) under the December 2020 Purchase Agreement, had never occurred with respect to the Schuler Purchasers and the Company. The Rescission Agreement was entered into due to the unanticipated legal, tax and/or financial consequences that may have otherwise resulted from the December 2020 Purchase Agreement and the Registration Rights Agreement. The 2,643,228 Shares re-acquired by the Company from the Schuler Purchasers as a result of the Rescission Agreement are treated as a reduction to contributed capital and are not outstanding for purposes of the calculation of basic and diluted earnings per share.

On September 30, 2021, the Company closed the final third tranche in connection with the December 2020 Securities Purchase Agreement and received total proceeds of approximately $0.5 million. In accordance with the Rescission Agreement, the Schuler Purchasers did not participate in the third tranche. During the nine months ended September 30, 2021, the Company issued 201,820 Shares and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement, which were recorded to contributed capital, after giving effect to the Rescission Agreement.

September 2021 Securities Purchase Agreement

On September 22, 2021, the Company entered into a new securities purchase agreement (the “September 2021 Securities Purchase Agreement”) with the Schuler Purchasers for the issuance and sale by the Company of an aggregate of 3,954,546 shares of the Company’s newly designated Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”), to the Schuler Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Pursuant to the September 2021 Securities Purchase Agreement, the Schuler Purchasers agreed to purchase the Series A Preferred Shares at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million.

The September 2021 Securities Purchase Agreement contemplated that the closing of the purchase and sale of the Series A Preferred Shares would occur in two tranches. The first tranche closed on the date of the execution of the September 2021 Securities Purchase Agreement whereby an aggregate of 2,636,364 Series A Preferred Shares were issued and sold to the Schuler Purchasers. The Company received total proceeds of approximately $20.3 million, which was recorded to contributed capital during the three months ended September 30, 2021.

On October 29, 2021, the Company closed the final second tranche in connection with the September 2021 Securities Purchase Agreement and received total proceeds of approximately $10.2 million. See Note 20, Subsequent Events for additional information.

The Company’s Series A Preferred Stock ranks, with respect to the payment of dividends, senior to the Company’s common stock and to any other class of securities it may issue in the future that is specifically designated as junior to the Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to receive dividends, out of any assets at the time legally available therefor, prior in preference to any declaration or payment of any dividend on the Company’s common stock at the rate of $0.25 per share per annum on each outstanding share of Series A Preferred Stock (as appropriately adjusted for any subsequent stock splits, stock dividends, combinations, reclassifications and the like), when, as and if declared by the Board.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock then outstanding are entitled to participate with the holders of the Company’s common stock or any other junior securities then outstanding, pro rata on an as-converted basis, in the distribution of all the remaining assets and funds of the Company available for distribution to its stockholders.

The holders of Series A Preferred Stock generally have no voting rights with respect to their shares of Series A Preferred Stock, except as provided by law or to amend, modify or waive any provision of the certificate of designation of the Series A Preferred Stock.

Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation.

Convertible Notes Exchange Agreements

During the three months ended September 30, 2021, certain holders of the Notes exchanged $46.0 million in aggregate principal amount of Notes held by them for 5,945,718 shares of the Company's common stock pursuant to their respective exchange agreement. Using the closing stock price on September 22, 2021 of $5.81, the 5,945,718 shares of the Company's common stock were determined to have a value of $34.5 million, which was recorded to contributed capital during the three months ended September 30, 2021. See Note 10, Convertible Notes, for additional information.

On October 15, 2021, a holder of the Notes exchanged $5.0 million in aggregate principal amount of Notes held by it for 657,256 shares of the Company's common stock pursuant to its respective exchange agreement. See Note 20, Subsequent Events for additional information.

NOTE 18. 2021 SECURITIES PURCHASE AGREEMENT TRANCHE RIGHT

As discussed in Note 17, Stockholders’ Equity, the September 2021 Securities Purchase Agreement contemplated that the closing of the purchase and sale of the Series A Preferred Shares would occur in two tranches. The first tranche closed on the date of the execution of the September 2021 Securities Purchase Agreement whereby Series A Preferred Shares were issued and sold to the Schuler Purchasers during the three months ended September 30, 2021. The second tranche (the “Tranche Right”) had not closed by September 30, 2021 and was concluded to be an obligation of the Schuler Purchasers to acquire, and the Company to sell an additional 1,318,182 shares of Series A Preferred Stock at a purchase price of $7.70 per share for proceeds of $10.2 million, subsequent to the balance sheet date. The Company concluded the Tranche Right met the definition of a freestanding financial instrument which is classified in stockholders equity. The value of this Tranche Right as September 30, 2021 was $2.5 million. The value of this Tranche Right was recorded within stockholder's equity.

The estimated fair value of the Company’s Tranche Right represents a Level 3 measurement as this financial instrument has no market activity. The estimated fair value of the Tranche Right was determined as the excess value of the forward contract when compared to the underlying asset. The fair value of this forward contract can be represented by the difference between the contractual forward price of $7.70 and the prevailing exchange-traded common stock price ($5.81 at 9/22/2021 and $5.83 at 9/30/2021), multiplied by the number of shares 1,318,182.

On October 29, 2021, the Company closed the final and second tranche in connection with the September 2021 Securities Purchase Agreement and received total proceeds of approximately $10.2 million. See Note 20, Subsequent Events for additional information.

NOTE 19. RELATED PARTY TRANSACTIONS

Convertible Notes

As discussed in Note 10, Convertible Notes, the Company carries Notes. The Schuler Family Foundation (the “Foundation”) purchased an aggregate of $30.0 million of the Notes in the March 2018 offering on the same terms as those under which other investors purchased the Notes, although no discount or commission in respect of such notes purchased by the Schuler Family Foundation was paid by the Company to the initial purchasers of the Notes. During 2019, the Foundation purchased an additional $12.0 million of Notes on the open market. Jack W. Schuler, a member of our Board, is the President of the Foundation.

During the three months ended September 30, 2021, the Foundation transferred by gift the $42.0 million aggregate principal amount of Notes held by the Foundation to the Schuler Initiative Supporting Charitable Trust

(the “Supporting Organization”), a tax-exempt organization that is not an affiliate of Jack W. Schuler.

In connection with the Exchange Transaction the Supporting Organization exchanged $42.0 million in aggregate principal amount of Notes held by it for 5,428,699 shares of the Company's common stock. Using the closing stock price on September 22, 2021 of $5.81, the 5,428,699 shares of the Company's common stock were determined to have a value of $31.5 million which was recorded to contributed capital for the three months ended September 30, 2021.

The Supporting Organization had the same or similar terms as the other counter parties. The Company determined the Exchange Transaction was in accordance with extinguishment accounting and was accounted for as an extinguishment of debt opposed to a capital transaction.

See Note 10, Convertible Notes and Note 17, Stockholders’ Equity, for additional information.

December 2020 Securities Purchase Agreement

On December 24, 2020, the Company entered into the December 2020 Securities Purchase Agreement with the Original Purchasers for the issuance and sale by the Company of the Shares. Additionally, on December 24, 2020, the Company entered into the Registration Rights Agreement with the Original Purchasers pursuant to which the Company agreed to register the resale of the Shares pursuant to the terms set forth therein. The Original Purchasers are comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. See Note 17, Stockholders’ Equity, for further information.

On September 17, 2021, the Company entered into the Rescission Agreement with the Schuler Purchasers and the Schuler Trust, an entity affiliated with Jack W. Schuler, pursuant to which, effective as of January 29, 2021, the Company and the Schuler Purchasers agreed to rescind and unwind the December 2020 Securities Purchase Agreement and the Registration Rights Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of an aggregate of 2,643,228 Shares in the first two tranche closings and the third tranche under the December 2020 Purchase Agreement, had never occurred with respect to the Schuler Purchasers and the Company. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his. See Note 17, Stockholders’ Equity, for further information.

During the nine months ended September 30, 2021, the Company issued 201,820 Shares and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement after giving effect to the Rescission Agreement.

September 2021 Rescission Agreement

On September 22, 2021, the Company entered into the September 2021 Securities Purchase Agreement with the Schuler Purchasers for the issuance and sale by the Company of the Series A Preferred Shares. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his. See Note 17, Stockholders’ Equity, for further information.

For the nine months ended September 30, 2021, the Company issued 2,643,228 Series A Preferred Shares and received total proceeds of approximately $20.3 million under the September 2021 Securities Purchase Agreement.

On October 29, 2021, the Company closed the final second tranche in connection with the September 2021 Securities Purchase Agreement and received total proceeds of approximately $10.2 million. See Note 20, Subsequent Events for additional information.

NOTE 20. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

On October 15, 2021, a holder of the Notes exchanged $5.0 million in aggregate principal amount of Notes held by it for 657,256 shares of the Company's common stock pursuant to its respective exchange agreement. The closing completed the Exchange Transactions pursuant to the exchange agreements entered into by the Company and certain holders of the Notes on September 22, 2021. See Note 17, Stockholders’ Equity for further information.

On October 29, 2021, the Company closed the final second tranche in connection with the September 2021 Securities Purchase Agreement and issued to the Schuler Purchasers an aggregate of 1,318,182 Series A Preferred Shares for total proceeds of approximately $10.2 million. See Note 17, Stockholders’ Equity for further information.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about the plans, expectations and objectives of management for future operations, including plans, expectations and objectives relating to the products and future performance of the Company; the potential of our products or technology; projections of our future financial performance and demand for our products; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; and our expectations relating to current supply chain impacts. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of our suppliers and customers; and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, the section entitled “Risk Factor” in this Form 10-Q and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On July 7, 2021, we announced the launch of a new configuration of our PhenoTest BC kit in the United States providing AST without ID. On August 3, 2021, we announced that this new AST only configuration had been CE marked for use in Europe. We believe this new AST only configuration may be attractive to prospective customers who already have a rapid ID system but still need fast susceptibility results to support getting patients on an optimal antibiotic therapy as soon as possible.

Accelerate continues to invest in new product development to both enhance existing products and bring new ones to market. Current research and development areas of focus include; the addition of new content to our Pheno system, a new device designed to improve the workflow and time to result for MALDI identification systems, and a next generation rapid susceptibility system with lower costs, higher through-put, and capable of testing a broader set of sample types.

COVID-19 Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. New cases and hospitalizations have risen and fallen throughout the course of this pandemic. More recently, the emergence and spread of new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains have led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants.

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through the current quarter. For example, we have experienced diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. More recently, hospital turnover resulting from burnout and vaccine mandates have further diverted the attention of hospital decision makers. In addition, in certain months with high rates of COVID-19 hospitalization, our Accelerate PhenoTest BC kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. The emergence of COVID-19 variants, including the Delta variant, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products.

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

For example, we are currently experiencing unprecedented cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno devices to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all our suppliers to provide us with necessary materials and services at reasonable costs. See “Risk Factors—Additional Risk Related to Our Business and Strategy—Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” in Part II, Item 1A of this Form 10-Q for additional information.

Additionally, the Company received loan proceeds of approximately $4.8 million under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During January 2021, the Company submitted its application for forgiveness to the loan provider lender, and on July 15, 2021, the Small Business Administration (“SBA”) informed the Company of its full forgiveness in the amount of $4.8 million. For additional information about the loan, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

We continue to monitor the evolving impacts to our business caused by the COVID-19 pandemic. We may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic, and its severity, the actions to contain the virus or treat its impact, the duration of effectiveness of vaccinations, vaccination hesitancy impeding herd immunity; the emergence and severity of new COVID-19its variants, such as including the Delta variant; the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them; other protective actions taken to contain the virus; the financial impact of COVID-19 on hospitals, including to their budget priorities; hospital staffing issues; general economic factors, such as increased inflation; global supply chain constraints and the related increase in costs; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the

year ended December 31, 2020 and in Part II, Item 1A of this Form 10-Q, for additional risks we face due to the COVID-19 pandemic, including risks relating to our supply chain.

Changes in Results of Operations: Three and nine months ended September 30, 2021, compared to three and nine months ended September 30, 2020

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$3,122	$3,588	$(466)	(13)%	$8,439	$8,056	$383	5%

For the three months ended September 30, 2021, total revenues decreased as compared to the three months ended September 30, 2020 primarily due to a large multi-hospital capital instrument deal that closed in the prior year, which did not repeat in the current quarter. The decrease in total revenues was partially offset by higher sales of Accelerate PhenoTest BC Kits compared to the prior year period primarily resulting from a larger revenue-generating installed base of Accelerate PhenoTest instruments.

For the nine months ended September 30, 2021, total revenues increased as compared to the nine months ended September 30, 2020 primarily due to increased sales of Accelerate PhenoTest BC Kits.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Cost of sales	$2,136	$2,287	$(151)	(7)%	$5,502	$4,745	$757	16%
Non-cash equity-based compensation as a component of cost of sales	82	119	(37)	(31)%	257	249	8	3%
Cost of sales less non-cash equity-based compensation	$2,054	$2,168	$(114)	(5)%	$5,245	$4,496	$749	17%

For the three months ended September 30, 2021, cost of sales decreased as compared to the three months ended September 30, 2020 as a result of lower sales of Accelerate PhenoTest instruments in the current period. As stated above the Company incurred higher revenue in connection with sales-type leases of Accelerate PhenoTest instruments in the prior period resulting in higher cost of sales when compared to the current period.

For the nine months ended September 30, 2021, cost of sales increased as compared to the nine months ended September 30, 2020 as a result of higher Accelerate PhenoTest BC Kit sales, increases to our cost of manufacturing, and other factors.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Gross profit	$986	$1,301	$(315)	(24)%	$2,937	$3,311	$(374)	(11)%
Non-cash equity-based compensation as a component of gross profit	82	119	(37)	(31)%	257	249	8	3%
Gross profit less non-cash equity-based compensation	$1,068	$1,420	$(352)	(25)%	$3,194	$3,560	$(366)	(10)%

For the three months ended September 30, 2021, gross profit decreased as compared to the three months ended September 30, 2020. This decrease was primarily due to lower sales of Accelerate PhenoTest instruments as mentioned above. The decrease was furthered by increases in costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period. Gross profit included less non-cash equity based compensation for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, gross profit decreased as compared to the nine months ended September 30, 2020. The decrease was primarily due to increases in the costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period. Non-cash equity based compensation for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was relatively consistent period over period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$4,712	$5,001	$(289)	(6)%	$17,341	$16,191	$1,150	7%
Non-cash equity-based compensation as a component of research and development	266	1,349	(1,083)	(80)%	4,340	2,807	1,533	55%
Research and development less non-cash equity-based compensation	$4,446	$3,652	$794	22%	$13,001	$13,384	$(383)	(3)%

Research and development expenses for the three months ended September 30, 2021 decreased compared to the three months ended September 30, 2020 primarily due to decreases in non-cash equity based compensation expense. Non-cash equity based compensation expense decreased in the current period due to stock based awards being forfeited. For the three months ended September 30, 2021, research and development expenses less non-cash equity-based compensation increased due to contracted services used to develop our next generation platform compared to the prior year period.

Research and development expenses for the nine months ended September 30, 2021 increased compared to the nine months ended September 30, 2020 primarily due to increases in non-cash equity-based compensation expense resulting from an increased number of restricted stock units (“RSUs”) granted and performance based stock awards becoming probable or achieved, compared to the prior year period. For the nine months ended September 30, 2021, research and development expenses less non-cash equity-based compensation decreased due to improved internal efficiencies and reductions in external study fees compared to the prior year period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Sales, general and administrative	$10,806	$11,465	$(659)	(6)%	$37,744	$35,738	$2,006	6%
Non-cash equity-based compensation as a component of sales, general and administrative	3,281	3,208	73	2%	14,461	9,235	5,226	57%
Sales, general and administrative less non-cash equity-based compensation	$7,525	$8,257	$(732)	(9)%	$23,283	$26,503	$(3,220)	(12)%

Sales, general and administrative expense for the three months ended September 30, 2021 decreased as compared to the three months ended September 30, 2020 primarily due to decreases in employee related expenses, including ordinary salaries and commissions. Non-cash equity based compensation for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was relatively consistent period over period.

Sales, general and administrative expense for the nine months ended September 30, 2021 increased as compared to the nine months ended September 30, 2020 primarily due to increases in non-cash equity-based compensation expense resulting from an increased number of RSUs granted and performance based stock awards becoming probable or achieved, compared to the prior year period. For the nine months ended September 30, 2021, sales, general and administrative expenses less non-cash equity-based compensation decreased due to lower ordinary compensation, travel, trade shows and instrument demonstration expenses compared to the prior year periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Loss from operations	$(14,532)	$(15,165)	$633	(4)%	$(52,148)	$(48,618)	$(3,530)	7%
Non-cash equity-based compensation as a component of loss from operations	3,629	4,676	$(1,047)	(22)%	19,058	12,291	6,767	55%
Loss from operations less non-cash equity-based compensation	$(10,903)	$(10,489)	$(414)	4%	$(33,090)	$(36,327)	$3,237	(9)%

For the three months ended September 30, 2021, our loss from operations decreased as compared to the three months ended September 30, 2020, primarily due to lower non-cash equity-based compensation expense compared to the prior year period. For the three months ended September 30, 2021, loss from operations less non-cash equity-based compensation increased due to an increase in research and development expenses less non-cash equity-based compensation for the three months ended September 30, 2021.

For the nine months ended September 30, 2021, our loss from operations increased as compared to the nine months ended September 30, 2020 primarily due to higher non-cash equity-based compensation expense partially offset by higher revenues compared to the prior year period. For the nine months ended September 30, 2021, loss from operations less non-cash equity-based compensation decreased due to the continued benefit of cost cutting measures taken during 2020 and 2021.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Total other income (expense), net	$5,546	$(3,592)	$9,138	(254)%	$(2,751)	$(10,678)	$7,927	(74)%

Other income (expense), net for the three months ended September 30, 2020 was a net expense compared to net income for the three months ended September 30, 2021. The change was the result of a gain on extinguishment of debt in connection with the forgiveness of the Company's PPP loan and the exchange transactions entered into with respect to a portion of the Company’s outstanding convertible notes during the current period. This gain was offset by interest expense for the current period which was lower in the prior year period.

Other income (expense), net for the nine months ended September 30, 2021 decreased as compared to the nine months ended September 30, 2020 primarily due to a gain on extinguishment of debt in connection with the forgiveness of the Company's PPP loan and the exchange transactions entered into with respect to a portion of the Company’s outstanding convertible notes during the period. This gain was offset by interest expense for the current period which was lower in the prior year period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three and nine months ended September 30, 2021 and 2020, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of equity securities, the issuance of our convertible notes and cash from operations. As of September 30, 2021, the Company had $57.0 million in cash and cash equivalents and investments, a decrease of $11.3 million from $68.3 million at December 31, 2020. The primary reason for the decrease was due to cash used in operations during the period partially offset by the various capital financing activities that occurred during the nine months ended September 30, 2021.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 15, Leases.

As of September 30, 2021, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

Cash Flow Summary
	Nine Months Ended September 30,
	(in thousands)
	2021	2020	$ Change
Net cash used in operating activities	$(35,376)	$(40,051)	$4,675
Net cash provided by (used in) investing activities	11,054	(4,246)	15,300
Net cash provided by financing activities	24,335	10,293	14,042

Cash flows from operating activities

The net cash used in operating activities was $35.4 million and $40.1 million for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities was primarily the result of net losses and gain on extinguishment of debt, partially offset by equity-based compensation and amortization of debt discount and issuance costs. These losses are the result of continued investments in research and development to further mature the Accelerate Pheno, system and develop ancillary and next generation products, sales and marketing, along with other factors.

Cash flows from investing activities

The net cash provided by investing activities was $11.1 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company had maturities of marketable securities of $33.6 million, which were partially offset in part by purchases of marketable securities of $22.3 million. The net cash used in investing activities was $4.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company had maturities of marketable securities of $41.7 million, which were offset in part by purchases of marketable securities of $44.6 million.

The Company had larger marketable securities purchases during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021, due to the Company reinvesting a larger portion of its cash and cash equivalents in debt securities available-for-sale during the nine months ended September 30, 2020.

Cash flows from financing activities

The net cash provided by financing activities was $24.3 million and $10.3 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, the Company received $20.3 million in proceeds from the issuance of preferred stock in connection with the Company’s September 2021 Securities Purchase Agreement with the Schuler Purchasers. This resulted in an increase in net cash provided by financing activities for the nine months ended September 30, 2021 compared to the prior year period. In addition the Company received $0.8 million in proceeds from the issuance of common stock in connection with the Company’s “at-the-market” equity offering program under its Equity Sales Agreement (the “Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”), and the Company received $1.5 million in proceeds from the issuance of common stock in connection with a private placement offering (after giving effect to the rescission agreement that was entered into relating to such offering). For additional information, refer to Part I, Item 1, Note 17, Stockholders’ Equity in this Form 10-Q.

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

During the three months ended September 30, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock (the “Exchange Transactions”). During the three months ended September 30, 2021, certain holders of the Notes exchanged $46.0 million in aggregate principal amount of Notes held by them for 5,945,718 shares of the Company's common stock pursuant to their respective exchange agreement. After giving effect to such exchanges, the total principal amount of the Notes outstanding as of September 30, 2021 was $125.5 million. On October 15, 2021, a holder of the Notes exchanged $5.0 million in aggregate principal amount of Notes held by it for 657,256 shares of the Company's common stock pursuant to its respective exchange agreement. For additional information about the Notes, refer to Part I, Item 1, Note 10, Convertible Notes in this Form 10-Q.

In connection with the offering of the Notes, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1,858,500 shares (based on the sale price of $24.25). The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward

Counterparty will deliver to us the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to us.

Paycheck Protection Program (PPP) Loan

On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million. The PPP Note was to mature on April 14, 2025 and bore interest at a rate of 1% per annum. Beginning August 14, 2021, the Company was required to make 45 monthly payments of principal and interest in the amount of $0.1 million. The proceeds from the PPP Note could only be used for payroll costs (including benefits), interest on mortgage obligations, rent, utilities and interest on certain other debt obligations. For additional information about the PPP Note, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

Pursuant to the terms of the CARES Act and the PPP, the Company could apply to the lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness was based on the amount of loan proceeds used by the Company (during the 24 week period after the lender made the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. During January 2021, the Company submitted its application for forgiveness to the lender. On July 15, 2021, the SBA informed the Company of its full forgiveness for the entire loan amount plus accrued interest, which was $4.8 million as of September 30, 2021. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. For additional information about the PPP Note forgiveness, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

Other notes payable

The Company entered into three loan agreements with two capital asset financing companies in 2020. Loan proceeds were $0.4 million, with interest rates ranging from 9.8% to 12.4% and maturities ranging from January 1, 2022 to September 2022. For additional information about other notes payable, refer to Part I, Item 1, Note 9, Long-Term Debt in this Form 10-Q.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into the Sales Agreement with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the nine months ended September 30, 2021, the Company sold 92,497 shares of common stock under the Sales Agreement at a price per share of $8.80 resulting in aggregate gross proceeds of $0.8 million.

Other sales of equity securities

On December 24, 2020, the Company entered into a securities purchase agreement (the “December 2020 Securities Purchase Agreement”) with certain purchasers for the issuance and sale by the Company of shares of its common stock. The purchasers were comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. On September 17, 2021, the Company entered into a rescission agreement with certain of the purchasers (the “Schuler Purchasers”) in order to, among other things, rescind and unwind the December 2020 Securities Purchase Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of the shares, had never occurred with respect to the Schuler Purchasers and the Company. During the nine months ended September 30, 2021, the Company issued 201,820 shares of common stock to the other purchasers and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement after giving effect to the rescission agreement.

On September 22, 2021, the Company entered into a new securities purchase agreement (the “September 2021 Securities Purchase Agreement”) with the Schuler Purchasers for the issuance and sale by the Company of an aggregate of 3,954,546 shares of the Company’s newly designated Series A Preferred Stock. During the nine months ended September 30, 2021, the Company issued 2,636,364 shares of Series A Preferred Stock to the Schuler Purchasers and received total proceeds of approximately $20.3 million under the September 2021 Securities Purchase Agreement. On October 29, 2021, the Company closed the final second tranche in connection with the September 2021 Securities Purchase Agreement and issued to the Schuler Purchasers an aggregate of 1,318,182 shares of Series A Preferred Stock for total proceeds of approximately $10.2 million.

For additional information about these issuance of equity securities, refer to Part I, Item 1, Note 17, Stockholders’ Equity in this Form 10-Q.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and the risk factor described below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

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

For example, we are currently experiencing unprecedented cost increases from many of our suppliers, primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno devices to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our kits require these components and raw materials, and many of our supply contracts permit the supplier to pass on certain inflation increases to us. Moreover, our ability to pass on cost increases to our consumable kit customers is limited by long-term contractual price commitments. Prolonged elevated supply costs and further cost increases may further impact our cost to manufacture our Accelerate Pheno devices. The supply cost increases we are experiencing and may experience in the future may materially reduce our gross profit margins, thereby negatively impact our overall financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 13, 2021.
3.1.5	Certificate of Designation of the Series A Preferred Stock of Accelerate Diagnostics, Inc.	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
10.1
Rescission Agreement, dated September 17, 2021, by and among Accelerate Diagnostics, Inc., the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust, Schuler Grandchildren LLC and the Jack W. Schuler Living Trust
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.2	Securities Purchase Agreement, dated September 22, 2021, by and among Accelerate Diagnostics, Inc., the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.3	Form of Exchange Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

November 15, 2021	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

November 15, 2021	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)