Form 10-K
period 2021-12-31
Accelerate Diagnostics, Inc
filed 2022-03-14
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§2.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $319.7 million based on the closing price quoted on The Nasdaq Capital Market.

There were 67,801,931 shares of common stock of the registrant outstanding as of March 10, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Introductory Note

References herein to “we,” “us” or “our” refer to Accelerate Diagnostics, Inc. and its wholly owned subsidiaries, unless the context specifically requires otherwise.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about the Company’s future development plans and growth strategy, including plans and objectives relating to the future operations, products and performance of the Company, projections as to when certain key business milestones may be achieved; the potential of the Company’s products or technology; projections of future demand for the Company’s products; the growth of the market in which the Company operates; the Company’s estimates as to the size of the Company’s market opportunity and potential pricing, the Company’s competitive position and estimates of time reduction to results; anticipated impacts from the COVID-19 pandemic on the Company, including to its business, results of operations, cash flows and financial position, as well as its future responses to the COVID-19 pandemic; and the Company’s expectations relating to current supply chain impacts. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of the Company’s suppliers and customers; and its ultimate effect on the Company’s business, results of operations, cash flows and financial position, as well as the Company’s ability (or inability) to execute on its plans to respond to the COVID-19 pandemic. Other important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include those discussed in the section entitled “Risk Factors” in this Form 10-K and in the Company's subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of its products, the Company will obtain sufficient capital to commercialize its products and continue development of complementary products, the Company will retain key management personnel, that the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and that there will be no material adverse change in the Company’s operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results expressed or implied in the forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our business and strategy; risks related to our intellectual property; risks related to our research and development activities; risks related to government regulation; risks related to our common stock; risks related to our convertible senior notes; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:
•We have limited revenues from our products and no assurance of future revenues.
•We have a history of losses and expect to continue to incur losses in the future, and we cannot be certain that we will achieve or sustain profitability.
•Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits, the Accelerate Arc system and future products.
•Our future product candidates have not obtained marketing authorization from the FDA, and they may never obtain such marketing authorization or other regulatory clearance.
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
•The failure of our current or any future diagnostic products to perform as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.
•Our industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques.
•The ongoing COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our commercial operations and also exposes our business to other risks.
•Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability.
•We have made and intend to make significant additional investments in research and development, but there is no guarantee that any of these investments will ultimately result in commercial products that will generate revenues.
•The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of our products.
•Our stock price has been volatile and may continue to be volatile and traded on low volumes.
•We are likely to require additional capital in the future, and you may incur dilution to your stock holdings.
•We have substantial indebtedness in the form of convertible senior notes, which could have important consequences to our business.
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

In July 2021, we launched our second test for use on the Accelerate Pheno system, the PhenoTest BC kit, AST configuration. This test kit runs antibiotic susceptibility testing following the input of an identification result from another system or methodology. In August 2021, we announced that this new AST only configuration had been CE marked for use in Europe. We believe this new AST only configuration may be attractive to prospective customers who already have a rapid ID system but still need fast susceptibility results to support getting patients on an optimal antibiotic therapy as soon as possible.

We remain focused on expanding our product portfolio with solutions that reduce the time to result, improve workflow, enhance accuracy and positively impact patient care.

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
•In December 2020 and September 2021, the Company executed certain securities purchase agreements in connection with certain private placement offerings of the Company’s equity securities that provided the Company aggregate gross proceeds of $32.0 million in 2021.
•In May 2021, the Company established a $50 million “at-the-market” equity offering program (the “ATM Program”) under which the Company raised gross proceeds of $10.9 million in 2021.

This strategic direction coupled with various investments permitted the development, clinical trial and FDA registration, and commercialization of the Accelerate Pheno system and the Accelerate PhenoTest BC Kit. Accelerate has expanded the strategic direction it took in 2012 to include the development of additional test kits and systems, including the development of the Accelerate Arc BC kit, as well as geographic expansion to advance its mission to improve patient outcomes and lower healthcare costs through the rapid diagnosis of serious infections globally.

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

AST testing is used to determine which antibiotics will be effective and which will be ineffective for treating a particular patient's infections. Accordingly, AST is ideally designed to address this challenge but previous post culture methods for obtaining AST results took 2-3 days to deliver. Studies have shown that even a modest decrease in the time it takes to deliver an AST result correlates to reduced length and cost of hospital stay per patient. One such study showed that a five hour reduction in the time to receive an AST result delivered a two-day reduction in length of stay and a reduction in patient treatment costs of $1,750 per patient. Based on our analysis, we estimate that the Accelerate Pheno system is capable of delivering clinically-actionable results in approximately 19 hours from the time a blood sample is received by the laboratory, while current solutions often require 2-3 days to deliver these results. Studies have established that results from the Accelerate Pheno system are available, on average, 29 hours earlier with respect to ID and 54 hours earlier with respect to AST, than traditional methods.

Rapid AST is particularly important in improving sepsis patient outcomes. Sepsis is responsible for approximately 270,000 deaths in the United States annually, which is one in three U.S. hospital patient deaths. Optimizing antibiotics within the first 24 hours of hospitalization is critical. It is estimated that 80% of sepsis deaths could be prevented with rapid diagnosis and treatment. By providing clinically-actionable results in hours instead of days, we believe that the Accelerate Pheno system can play a significant role in allowing physicians to provide timely, effective therapy to sepsis patients.

Market Opportunity

Across North America, Europe and Asia Pacific geographies, we estimate there are over 300 million ID and AST tests completed annually across various sample types. We estimate that of these tests, our current test kit, the Accelerate PhenoTest BC Kit, has the potential to address the over four million blood culture samples tested each year in North America and Europe, if authorized by the FDA for expanded indications to cover all such ID and AST testing.

In addition, there is a substantial existing installed base of legacy automated AST systems. Principally, these systems are the bioMerieux Vitek 2®, Danaher Corporation (“Danaher”) Microscan® system, and Becton, Dickinson and Company (“BD”) Phoenix. These competitors’ AST products are developed to require purified bacterial strains or “isolates” for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. This installed base represents an attractive opportunity to both potentially complement and potentially replace existing laboratory workflows with the Accelerate Pheno system and our next generation rapid testing solutions.

Certain government initiatives are complementary to the Accelerate Pheno system. For example, effective October 1, 2008, hospitals no longer receive additional payment for cases in which a hospital-acquired condition, as determined by the Centers for Medicare and Medicaid Services, the federal agency responsible for administering the Medicare program (“CMS”), occurred but was not present on admission, thereby incentivizing providers to enhance infection-management protocols. Similarly, effective October 1, 2012, CMS implemented the Hospital Readmissions Reduction Program, which reduces payments to hospitals for excess readmissions. Similarly, on March 27, 2015, the White House released the National Action Plan for Combating Antibiotic-Resistant Bacteria, which directly and indirectly promotes rapid susceptibility testing. The plan identified several milestones to accomplish this goal, such as calling on the National Institutes of Health to fund new projects and provide prizes aimed at the development of rapid diagnostic tests that characterize antibiotic susceptibility and improve antibiotic stewardship; mandating implementation of antibiotic stewardship programs by all hospitals participating in Medicare and Medicaid; and calling on the FDA and CMS to evaluate new regulatory pathways to promote development and adoption of innovative infectious disease diagnostics. In October 2020, the Federal Task Force on Combating Antibiotic-Resistant Bacteria released a new National Action Plan for 2020-2025, which establishes new objectives and targets. This plan prioritizes infection prevention and control to slow the spread of resistant infections and reduce the need for antibiotic use. This plan also focuses on collecting and using data to better understand where resistance is occurring, support the development of new diagnostics and treatment options, and advance international coordination.

Products

The Accelerate Pheno system is the Company’s first in vitro diagnostic platform and is intended for the ID and AST of pathogens most commonly associated with serious or health care-associated infections, including Gram-positive and Gram-negative organisms. The system leverages long-accepted bacteriological testing principles enhanced by proprietary technology and automation enabling the analysis of live microbial cells. It detects and identifies pathogens directly from a single patient sample followed by antimicrobial susceptibility testing based on the ID results. Antimicrobial susceptibility is determined by morphokinetic cellular analysis (“MCA”), a process that evaluates the change of individual cells and microcolonies in response to a range of antibiotics over time. The system’s combined technologies and automation dramatically reduce the need for time-consuming traditional bacterial culturing, thus eliminating the major source of delay with current testing methods. ID results are typically available within 90 minutes of presenting the patient sample to the system, and susceptibility results, including minimum inhibitory concentrations (“MIC”), are available about five hours after ID results. In the case of the Accelerate PhenoTest BC Kit for positive blood culture samples, a blood culture screening step is required, which we estimate takes an average of approximately 12 hours to complete before the sample is introduced to the Accelerate Pheno system. This combined turnaround time is a significant improvement over the multiple days currently required to obtain AST results, with MIC details, using conventional testing methods.

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
•Live-cell immobilization. Following preparation, the purified sample is moved to the imaging cassette where pathogens are immobilized onto the cassette surface such that they can be imaged and analyzed in a stationary position during the ID and AST testing.
•ID testing via fluorescent in situ hybridization (FISH). The now immobilized cells are tested with our proprietary FISH probes to enable identification. Because the genetic sequences of bacteria are distinctive, the binding of fluorescently labeled probes indicates the presence of a specific target sequence of RNA associated with a single or group of bacterial species or yeasts. When the probe finds a targeted sequence, it binds to it—generating a fluorescent signal—which is visible by the imaging system on the Accelerate Pheno system. Positive fluorescent signals from more than one target probe indicate polymicrobial samples and a universal bacterial stain discriminates target from non-target bacteria or fungi. The ID result is presented on the Accelerate Pheno system's graphic user interface in approximately 90 minutes from the introduction of the sample into the Accelerate Pheno system.
•Susceptibility testing via live-cell optical analysis. With the ID of the pathogen known, the system’s software determines the antibiotic panel to be used for susceptibility testing. These antibiotics, growth media, and additional patient sample are introduced to additional channels on the optical cassette. Finally, our proprietary imaging platform and algorithms determine the minimum inhibitory concentration of the bacteria by observing which antibiotics arrested live cell growth and led to cell death and which antibiotics were ineffective in ceasing live cell growth. The susceptibility test result is presented approximately five hours after the conclusion of the ID test.

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

Current product development programs include the development of the Accelerate Arc system, an instrument and consumable aimed to improve the workflow and reduce the time to result associated with matrix-assisted laser desorption/ionization (MALDI) ID systems, and the development of our next generation Pheno system, which is intended to have lower costs, higher throughput, and capable of testing a broader set of sample types compared to the current Accelerate Pheno system. We plan to launch the Accelerate Arc system in 2022 initially as a research use only (RUO) product and are evaluating our options relating to its in vitro diagnostic regulatory approval.

Research and Development

We plan to continue making significant investments in the research and development of new applications for existing technologies and in the research and development of new complementary technologies.

Since the completion and launch of the Accelerate Pheno system, we have focused on product improvements and the development of additional test kits. This includes the PhenoTest BC kit, AST configuration launched in 2021 which provides our customers the ability to use the input ID result from another system or methodology but still benefit from rapid AST results using the Accelerate Pheno system. Our objective is to develop test kits that work seamlessly with the Accelerate Pheno system and deliver substantial benefits to microbiology laboratories and to physicians in the treatment of serious infections.

Our research activity also includes the evaluation and development of (i) technologies to reduce the cost and increase the throughput of AST, (ii) improved AST technologies, (iii) improved ID technologies, and (iv) other platform technologies potentially useful in addressing other parts of the infectious disease laboratory testing workflow. Two such programs are the development of the Accelerate Arc system, which is a sample preparation device for rapid MALDI identification results, including the development of the associated Accelerate Arc BC kit, and the development of our next generation AST platform discussed above.

The Company's research and development expenses for the years ended December 31, 2021, 2020 and 2019, are included in the consolidated statement of operations and comprehensive loss.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno system and the Accelerate Arc system, and is, thus, critical to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing,” was issued on March 11, 2008. The patent specification covers methods used to derive ID and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2021, we had 54 issued patents worldwide, including 24 patents issued in the United States and 30 issued outside the United States. Our patents are set to expire on various dates in 2022 through 2035. Additionally, as of December 31, 2021, we had 12 patent applications pending worldwide, including eight U.S. applications and four applications outside the United States. The Company believes that its patent suite would make it difficult for any other company to conduct rapid AST of individual pathogens utilizing our technology. From a trademark perspective, we had 41 registered marks protecting our brand and prospective products both domestically and internationally.

Sales, Marketing, and Distribution

The target customers for our products are hospital microbiology laboratories that perform ID and AST. In general, we utilize our own direct sales force to market the Accelerate Pheno system to our targeted customers. However, in select geographies, we use third-party distributors to market, sell and support the product.

The business, while not seasonal, is influenced by the timing of hospital budget and tender approval cycles which vary by geography. Due to the relatively long sales cycles, order back-logs are not typical, and we manage our inventory based on an estimation of demand forecasts.

For the year ended December 31, 2021, none of the Company’s customers represented more than 10% of the Company’s total net sales.

Competition

The leading companies with automated microbiological testing products include BD, bioMerieux, Danaher and Thermo Fisher Scientific’s subsidiary TREK Diagnostics Systems, Inc. (“TREK”). These companies provide products for the broad-based culturing and analysis of a wide variety of bacteria. These competitors’ AST products require purified bacterial strains or “isolates” for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. We believe these standard culturing methods, including enrichment growth and colony isolation, cannot achieve the speed that the Accelerate Pheno system provides. These companies and other competitors, such as T2 Biosystems have automated bacterial ID products which provide a component of the clinical diagnostics solution but lack rapid AST functionality.

Potential competitors for rapid AST have made announcements at various trade shows, including - but not limited to; Quantamatrix, Q-Linea, Specific Diagnostics, Lifescale, Selux Diagnostics and Gradientech. While we do not have visibility into all of these companies’ respective stages of development, none have yet obtained FDA marketing authorization or commercialized their products in the United States. In addition to existing and emerging companies, there are manual methods which could be validated by individual hospitals to deliver rapid ID and susceptibility results. See “Risk Factors-Risks Related to Our Business and Strategy-Our industry is highly competitive, and we may not be successful in competing with our competitors. We currently face competition from new and established competitors and expect to face competition from others in the future, including those with new products, technologies or techniques” for additional information.

Industry Developments

The clinical microbiology industry is subject to rapid technological changes, and new products are frequently introduced for rapid bacterial ID using genes or other molecular markers. Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, we do not believe that any of these technologies offers the advantages afforded by the Accelerate Pheno system. For example, gene detection can be highly sensitive and specific for the ID of pathogens, but very few antibiotic resistance mechanisms are simple enough to accurately guide drug selection. Even in those rare instances where there is a direct relationship between a gene and effective resistance, such as particular Methicillin-Resistant Staphylococcus aureus (MRSA) strains, leading literature has reported novel mutations that escape detection by recently commercialized tests.

Fundamental biological limitations arise from the complexity of the majority of drug resistance expression mechanisms. This complexity precludes direct interpretation of molecular marker presence or absence and extrapolating to prescription guidance. Accordingly, recent studies indicate that ID and resistance results alone are not consistently acted upon by clinicians. Further, many new diagnostic technologies also require prior isolation of cultured colonies in order to assure accuracy. The time required to obtain such isolates, with a minimum of overnight turnaround, prevents these technologies from serving as rapid diagnostics for treatment decision support.

Another technology receiving wide attention is mass spectrometry, and particularly the matrix-assisted laser desorption ionization time of flight version (“MALDI-TOF”), such as the Biotyper® system from Bruker Corporation and the Vitek MS from bioMerieux. Bruker Corporation has agreements with a number of companies for distribution, including BD, TREK, and Siemens. These systems build an empiric database from protein spectra acquired from many thousands of purified bacterial and fungal strains. They require a pure strain isolate for analysis and enrichment culturing to produce enough material to analyze. Some research papers on these systems report attempts to directly analyze isolate or blood culture smears, but results are not as reliable as those from samples prepared using a cleanup process to produce crude protein extracts.

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

After a PMA is submitted and filed, the FDA begins an in-depth review of the submitted information. During this review, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System Regulations (“QSR”), which imposes elaborate development, testing, control, documentation and other quality assurance requirements on the design and manufacturing process. The FDA has committed to review most PMAs within 180 days where an advisory panel is not required and within 320 days where an advisory panel is required, but the review clock may be stopped due to requests for additional information. A decision may take significantly longer, and approval is never assured. The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device including restrictions on labeling, promotion, sale, and distribution and collection of safety data. Failure to comply with the conditions of approval can result in enforcement action and sanctions, including those described below. New PMAs or PMA supplements are required for significant modifications to the manufacturing process, labeling of the product, or design of a device that is approved through the PMA process. PMA supplements often require submission of the same type of information as an original PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel.

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

Clinical Trials

Clinical trial data is typically required to support a PMA and is usually required for a 510(k) pre-market notification. Initiation of a clinical trial generally requires submission of an application for an Investigational Device Exemption (an “IDE”) to the FDA. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the investigational protocol is scientifically sound. The IDE application must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA as well as the appropriate institutional review boards at the clinical trial sites and the informed consent of the patients participating in the clinical trial is obtained. After a trial begins, the FDA may place it on hold or terminate if it concludes that the clinical subjects are exposed to unacceptable risks. Any trials we conduct must be undertaken in accordance with FDA regulations as well as other federal regulations and state laws concerning human subject protection and privacy, including, but not limited to the Health Insurance Portability and Accountability Act (“HIPAA”) Privacy Rule (45 CFR Part 160 and Subparts A and E of Part 164) and the Security Rule (45 CFR Part 160 and Subparts A and C

of Part 164). Moreover, the results of a clinical trial may not be sufficient to obtain clearance or approval of the product.

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

In the European Economic Area, or EEA, which comprises the 27 Member States of the EU plus Liechtenstein, Norway and Iceland, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices (self-test devices and those included in List A and B of Annex II of Directive 98/79/EC) it requires the intervention of an accredited EEA

Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. The EC Declaration of Conformity was received by the Company in 2015 for the Accelerate Pheno system and the Accelerate PhenoTest BC Kit.

Other Healthcare Laws

Following the FDA’s granting of our de novo request to market the Accelerate Pheno system and Accelerate PhenoTest BC Kit, we commenced active commercialization of the Accelerate Pheno system. Such business activities, including the activities of any third-party distributors that we retain, will be subject to additional healthcare laws and regulations and related enforcement by the federal government as well as the governments of states and foreign jurisdictions where we conduct our business. These laws and regulations include, without limitation, state and federal anti-kickback, fraud and abuse (including state and federal Stark law), false claims, privacy and security, and physician payment transparency laws and regulations. Violations of these laws or regulations can result in criminal or civil sanctions, including substantial fines and, in some cases, exclusion from participation in federal healthcare programs, such as Medicare and Medicaid. The following discussion describes certain federal and state healthcare laws and regulations that may impact our operations and the operations of our customers, but is not intended to be an exhaustive discussion of all potentially applicable federal and state health laws and regulations.

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

The U.S. federal Physician Self-Referral Law, commonly referred to as the Stark law, prohibits physicians from referring patients to receive “designated health services” payable by Medicare or Medicaid from entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. Financial relationships include both ownership/investment interests and compensation arrangements. The Stark law is a strict liability statute, meaning that proof of specific intent to violate the law is not required. The Stark law prohibits the submission, or causing the submission, of claims in violation of the law’s restrictions on referrals. Penalties for physicians who violate the Stark law include fines as well as exclusion from participation in Federal health care programs.

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

Reimbursement

In most cases, we do not believe that hospitals will specifically seek reimbursement from the government or private insurance companies for their purchase of the Accelerate Pheno system or the Accelerate PhenoTest BC Kit. Instead, we believe that hospitals will recoup such costs by obtaining reimbursement from the government or private insurance companies for in-bed occupancies, which traditionally includes all testing required for admitted patients.

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

In 2020, the Company received a Current Procedural Terminology (“CPT”) code for the rapid diagnosis of patients in a hospital outpatient setting for the Accelerate PhenoTest BC Kit, ID/AST configuration. In 2022, we received a second CPT PLA (Proprietary Laboratory Analyses) code for the Accelerate PhenoTest BC Kit, AST configuration. While the majority of testing remains with the hospital inpatient setting, these reimbursement codes provide opportunities to offset a portion of the cost of their testing for outpatient and observation bed patients.

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

Operations

In January 2013, we relocated our headquarters from Denver, Colorado, to Tucson, Arizona, where we currently lease approximately 54,092 square feet of office, manufacturing and laboratory space. Further information regarding our Tucson facility is included in Item 2. Properties included elsewhere in this report, and details regarding our lease arrangements are included in Item 8, Note 16, Leases to the audited consolidated financial statements included elsewhere in this report.

We assemble the Accelerate Pheno system instrument and formulate, fill, and assemble the Accelerate PhenoTest BC Kit and Accelerate PhenoTest BC Kit, AST configuration in our facilities in Tucson, Arizona. The Accelerate Pheno system requires certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. We own the necessary production tooling and believe that we will be able to qualify secondary sources as needed to support future demand for the Accelerate Pheno system.

Raw Materials

We purchase many different types of raw materials, including plastics, glass, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing and also review relevant sources for compliance with conflict minerals requirements. Many of our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno system. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. However, we are currently experiencing unprecedented cost increases from many of our suppliers, primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. See “Risk Factors—Risks Related to Our Business and Strategies-Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” for additional information.

Human Capital Resources

As of December 31, 2021, we had approximately 220 full-time employees worldwide, with approximately 205 employees in the United States and approximately 15 employees outside of the United States, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

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

Available Information

We regularly file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make these reports available free of charge in the investor relations section of our corporate website (http://ir.axdx.com/) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also access these materials, and other information regarding issuers like us that file information electronically with the SEC, from the SEC’s internet website at http://www.sec.gov. References to our corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

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

We have received limited revenue from sales of the Accelerate Pheno system and the Accelerate PhenoTest BC Kit. As a result, during the years ended December 31, 2021, 2020 and 2019, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of our products and there can be no assurance that we will be successful at the levels necessary to cover the costs of operations. If we are unsuccessful in generating sufficient revenues from our current and future products, we will likely continue to experience losses from operations and negative cash flow.

We have a history of losses and expect to continue to incur losses in the future, and we cannot be certain that we will achieve or sustain profitability.

Until we received FDA approval to market the Accelerate Pheno system, we were a development-stage company and therefore incurred significant losses in prior years. While we are currently commercializing the Accelerate Pheno system and plan to commercialize the Accelerate Arc system in 2022, we have incurred significant costs in connection with the development and commercialization of our technology. There is no assurance that we will achieve sufficient revenues to offset anticipated operating costs, and we expect to continue to incur losses in the future. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our products, product quality, future product development and our market penetration and margins. If we are unsuccessful in generating sufficient revenues from our products, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits, the Accelerate Arc system and future products.

Our principal business strategy involves the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits, the Accelerate Arc module and BC kit and future products, including our next generation AST instrument platform. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/ EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno system and Accelerate PhenoTest BC kit. We have and will continue to dedicate a significant amount of resources to market and sell the Accelerate Pheno system. Likewise, we plan to continue our investment in the development of additional test kits and the commercialization of the Accelerate Pheno system in the United States and other jurisdictions in which we intend to pursue marketing authorization. There can be no assurance that we will successfully commercialize the Accelerate Pheno system, any associated test kits, including the Accelerate PhenoTest BC kit, or further develop and commercialize complimentary products such as PhenoTest BC Kit, AST configuration, the Accelerate Arc system, including the Accelerate Arc BC kit, and future products.

Any failure to do so could lead to an impairment of certain of our intellectual property, inventory, property and equipment, and may result in our ceasing operations. We may also be required to expend significantly more resources than planned in this process and, as a result, we may have to cease investing in the Accelerate Pheno system, the Accelerate Arc system or developing other products.

Additionally, our efforts to educate hospitals on the benefits of our products require significant resources, and we may experience reluctance from hospitals to purchase our products. If we fail to successfully commercialize our products, we may never receive a return on the significant investments in product development, sales and marketing, regulatory compliance, manufacturing and quality assurance we have made, and on further investments we intend to make, and may fail to generate revenue and gain economies of scale from such investments.

Furthermore, the potential market for our products may not expand as we anticipate or may even decline based on numerous factors, including the introduction of superior alternative products. For example, the market for our products has been adversely affected by the COVID-19 pandemic. See “Risks Related to Our Business and Strategy—The COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our commercial operations and also exposes our business to other risks” for additional information. If we are unable to adequately expand the market for our products, this failure would have a material adverse effect on our ability to execute on our business plan and ability to generate revenue.

Our future product candidates have not obtained marketing authorization from the FDA, and they may never obtain such marketing authorization or other regulatory clearance.

Our success in part depends on our ability to obtain additional product marketing authorizations from the FDA for product candidates in our pipeline, including our next generation Pheno system. If our attempts to obtain marketing authorization or other regulatory clearance are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business. Our future product candidates may not be sufficiently sensitive or specific to obtain, or may prove to have other characteristics that preclude our obtaining, marketing authorization from the FDA or regulatory clearance. The process of obtaining regulatory clearance is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of our product candidates. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the clearance of, or receipt of marketing authorization from the FDA for, a product candidate or rejection of a regulatory application altogether. The FDA has substantial discretion in the de novo review and clearance processes and may refuse to accept any application or may decide that our data is insufficient for clearance and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing authorization from the FDA or regulatory clearance of a product candidate. Any marketing authorization from the FDA or regulatory clearance we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable.

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

The failure of our current or any future diagnostic products to perform as expected could significantly impair our reputation and the public image of our products, and we may be subject to legal claims arising from any defects or errors.

Our success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in the Accelerate Pheno system. As is typical of complex diagnostic systems we occasionally experience support issues or other performance problems with the Accelerate Pheno system. We have also experienced customer returns of our Accelerate Pheno system, some of which related to quality issues. We could face warranty and liability claims against us and our reputation could suffer as a result of such failures. We cannot assure you that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. A recall, material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could cause us to incur significant costs, divert the attention of our key personnel or cause other significant customer relations problems.

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

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:
•the expenses we incur for research and development required to maintain and improve our technology, including the continuing development of the Accelerate Pheno system, the Accelerate Arc system, and development costs for new products;
•the expenses we incur in connection with the development, marketing authorization and regulatory clearance of the use of the Accelerate Pheno system to test on additional specimen types, as well as in connection with the development of new products;
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

Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of the Accelerate Pheno system, the Accelerate Arc system, as well as our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with the Accelerate Pheno system, the Accelerate Arc system and future products. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our cash levels.

Breaches of our information technology systems could have a material adverse effect on our operations and potentially result in liability, depending on the type of breach and information compromised.

We rely on information technology systems to process, transmit and store electronic information, which may include protected health information, in our day-to-day operations. In addition, our research and development operations are highly dependent on our information technology and storage. Our products also include software and data components. Our information technology systems have been subjected to computer viruses or other malicious codes and phishing attacks, and we expect to be subject to similar viruses and codes in the future. Attacks on our information technology systems or products could result in our intellectual property, unsecured protected health information, and other confidential information being lost or stolen, including the disclosure of our trade secrets, disruption of our operations, loss of valuable research and development data, the need to notify individuals whose information was disclosed, increased costs for security measures or remediation costs and diversion of management attention and other negative consequences. While we will continue to implement protective measures to reduce the risk of and detect future cyber incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurance that our protective measures will prevent future attacks that could have a significant impact on our business. There also can be no assurance that our cyber insurance will be sufficient to cover the total loss or damage caused by a cyber-attack. In addition, the costs of responding to and recovering from such incidents may not be covered by insurance.

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

Because of the complex and technical nature of our products and the dynamic market in which we compete, our future success depends on our ability to recruit, train and retain key personnel, including our senior management, research and development, science and engineering, manufacturing and sales and marketing personnel. In particular, we are highly dependent on the management and business expertise of Jack Phillips, our President and Chief Executive Officer. We do not maintain key person life insurance for Mr. Phillips or any of our employees. Our industry is very competitive for qualified personnel. To the extent that the services of Mr. Phillips would be unavailable to us, we may be unable to employ another qualified person with the appropriate background and expertise to replace Mr. Phillips on terms suitable to us. Our growth depends, in particular, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems and pathogens at a technical level. In addition, we may need additional employees at our manufacturing facilities to meet demand for our products as we scale up our sales and marketing operations. Like many companies, we have experienced an increased level of employee attrition, which is largely attributable to dislocations caused by the COVID-19 pandemic. We have various programs designed to improve employee retention, but there is no assurance that we will not continue to experience elevated employee attrition levels, which could negatively impact our ability to develop, implement, support and sell our products.

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

Our competitors could develop new products or technologies that are more effective than the Accelerate Pheno system, the Accelerate Arc system and any of our other products or product candidates. Additionally, we expect to face further competitive pressure resulting from the emergence of new ID or AST techniques or tests. For example, we are aware that some hospitals have begun using manual methods created through laboratory developed tests, which have been validated for internal hospital-specific use to deliver ID and AST results. Any of these newly developed products, technologies, and techniques may offer a better combination of price and performance than our products and systems. Our failure to compete effectively could materially and adversely affect our business, financial condition and operating results.

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
•political, economic and social instability, including instability resulting from the recent war Russian invasion of Ukraine, as well as continued and any new sanctions against Russia;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•foreign exchange controls;
•fluctuations due to changes in foreign currency exchange rates;
•difficulties and costs of staffing and managing foreign operations; and
•impediments with protecting or procuring intellectual property rights.

In particular, further escalation or expansion of the recent military conflict between Russia and Ukraine could impact our European business operations, including disrupting our sales channels and marketing activities, as well as negatively impacting the demand for our products.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Any estimates and forecasts in this Form 10-K relating to the size and expected growth of our market, total available market, estimated test and placement volume and estimated pricing, may prove to be inaccurate, which may have negative consequences, such as overestimation of our potential market opportunity. Even if the market in which we compete meets our size estimates and forecasted growth, our business could fail to grow at similar rates, if at all.

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

Providing instrument systems to our customers through reagent rental agreements may harm our liquidity.

Many of our systems are provided to customers via “reagent rental” agreements, under which customers are generally afforded the right to use the instrument in return for a commitment to purchase minimum quantities of reagents and test cartridges over a period of time. Accordingly, we must either incur the expense of manufacturing instruments well in advance of receiving sufficient revenues from test cartridges to recover our expenses or obtain third party financing sources for the purchase of our instrument. The amount of capital required to provide instrument systems to customers depends on the number of systems placed. Our ability to generate capital to cover these costs depends on the amount of our revenues from sales of reagents and test cartridges sold through our reagent rental agreements. We do not currently sell enough reagents and test cartridges to recover all of our fixed expenses, and therefore we currently have a net loss. If we cannot sell a sufficient number of reagents and test cartridges to offset our fixed expenses, our liquidity will continue to be adversely affected.

If we fail to estimate customer demand properly, our financial results could be harmed.

Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. In response to changing market conditions and the changing demand for our products could impact our financial results. In order to have shorter shipment lead times and quicker delivery schedules for our customers, we may and have built inventory for anticipated periods of growth which do not occur, may build inventory anticipating demand that does not materialize, or may build inventory to serve what we believe is pent-up demand. In periods with limited availability of capacity and components in our supply chain, we may and have placed inventory orders significantly in advance of our normal lead times, which could negatively impact our financial results. Additionally, consumer behavior during the COVID-19 pandemic, has made it more difficult for us to estimate future demand, and these challenges may be more pronounced in the future if and when the effects of the pandemic subside. In estimating demand, we make multiple assumptions, any of which may and have been incorrect. If we are unable to accurately anticipate demand for our products, our business and financial results could be adversely impacted. Situations that may result in excess or obsolete inventory include:
•changes in business and economic conditions, including downturns in our target markets and/or overall economy;
•changes in consumer confidence caused by changes in market conditions, including changes in the credit market;
•a sudden and significant decrease in demand for our products;
•a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements;
•our introduction of new products resulting in lower demand for older products;
•less demand than expected for newly-introduced products; or
•increased competition, including competitive pricing actions.

The cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margins. In addition, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchases in a timely manner in response to customer cancellations or deferrals. We could be required to write-down our inventory to the lower of cost or net realizable value, and we could experience a reduction in average selling prices if we incorrectly forecast product demand, any of which could harm our financial results.

Conversely, if we underestimate our customers’ demand for our products, our partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill customers’ orders on a timely basis. We may also face supply constraints caused by natural disasters or other events. In such cases, even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be damaged.

The ongoing COVID-19 pandemic has had, and is expected to continue to have, a significant adverse impact on our commercial operations and also exposes our business to other risks.

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. More recently, the emergence and spread of COVID-19 variants, such as the Delta and Omicron variants, that are significantly more contagious than previous strains have led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants.

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through 2021. For example, we have experienced diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. More recently, hospital turnover resulting from burnout and vaccine mandates have further diverted the attention of hospital decision makers. In addition, in certain months with high rates of COVID-19 hospitalization, our Accelerate PhenoTest BC Kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. The emergence of COVID-19 variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 and Supply Chain Constraints Update” in Part II, Item 7 of this Form 10-K for additional information.

In addition to the negative impact on new sales and implementations of the Accelerate Pheno system and demand for our consumable test kits, our business, operations, and workforce have been and may be further impacted in several ways, including, but not limited to, the following:
•delays in product development or reductions in manufacturing production as a result of inventory and supply chain shortages;
•increased supplier costs caused by ongoing shortages and inflation in materials used in our products;
•interruptions, availability or delays in global shipping to transport our products;
•regulatory approval delays due to regulators reviewing a large volume of COVID-19 related medical devices and drugs;
•delays in obtaining grants to assist our product development efforts because granting agencies are primarily focused on research and development activities directly related to COVID-19;
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
•increased employee attrition caused by employees seeking permanent remote positions or other pandemic related reasons; and
•illnesses to key employees, or a significant portion of our workforce, which may result in inefficiencies, delays, and disruptions in our business.

Any of these developments may adversely affect our business, harm our reputation, or result in legal or regulatory actions against us.

Further, the spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, business partners and others. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The potential effects of COVID-19 also may impact many of our other risk factors discussed herein. The degree to which COVID-19 ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted, including, but not limited to, the duration and spread of the pandemic and its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them; the financial impact of COVID-19 on hospitals, including to their budget priorities; hospital staffing issues; general economic factors, such as increased inflation; global supply chain constraints and the related increase in costs; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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

For example, we are currently experiencing unprecedented cost increases from many of our suppliers, primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our consumable test kits. Our kits require these components and raw materials, and many of our supply contracts permit the supplier to pass on certain inflation increases to us. Moreover, our ability to pass on cost increases to our consumable test kit customers is limited by long-term contractual price commitments. Prolonged elevated supply costs and further cost increases may further impact our cost to manufacture our Accelerate Pheno system instruments. The supply cost increases we are experiencing and may experience in the future may materially reduce our gross profit margins, thereby negatively impact our overall financial results.

The manufacturing operations for our products use highly technical processes involving unique, proprietary techniques. In addition, the manufacturing equipment we use would be costly to repair or replace and could require substantial lead time to repair or replace. Any interruption in our operations or decrease in the production capacity of our manufacturing facility or the facilities of any of our suppliers because of equipment failure, natural disasters such as earthquakes, tornadoes and fires, or otherwise, would limit our ability to meet customer demand for our products. In the event of a disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Risks related to Our Intellectual Property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We own 24 issued U.S. patents and eight pending U.S. patent applications, including provisional and non-provisional filings. We also own 30 non-U.S. patents and have four pending applications. We own 41 registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

Even if patents do successfully issue and even if such patents cover our products and technologies, we cannot assure you that other parties will not challenge the validity, enforceability or scope of such issued patents in the United States and in foreign countries, including by proceedings such as reexamination, inter-partes review, interference, opposition, or other patent office or court proceedings. The strength of patents in our field involves complex legal and scientific questions. Moreover, we cannot assure you that if such patents were challenged in court or before a regulatory agency that the patent claims will be held valid, enforceable, to be sufficiently broad to cover our technologies or to provide meaningful protection from our competitors. Nor can we assure you that the court or agency will uphold our ownership rights in such patents. Accordingly, we cannot guarantee that we will be successful in defending challenges made against our patents and patent applications. Any successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, or narrowing of claim scope, such that we could be deprived of patent protection necessary for the successful commercialization of our products and technologies, which could adversely affect our business. To this end, we note that one of our issued European Patents, EP No. 1831692, is the subject of an Opposition proceeding within the European Patent Office. The Opposition, filed by our competitor bioMerieux, alleges that, inter alia, this issued patent claims subject matter that lacks novelty and inventive step in view of the state of the art at the time of filing. We disagree with bioMerieux’s contentions, and have defended our patent as properly issued by the European Patent Office. Should we fail in our defense against bioMerieux’s allegations, the opposed patent potentially could be revoked, the claims may be amended such that they no longer cover aspects of our commercialized products, or any such amended claims potentially could be designed around by competitors.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property in the performance of their work to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing an enforceable agreement with each party who in fact develops intellectual property that we regard as our own. Relevant assignment agreements may not be self-

executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

We currently conduct all of our research and development and product development activities in our existing facility in Tucson, Arizona. If this facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if our business is disrupted for any other reason, including as a result of the COVID-19 pandemic, we may not be able to continue the development of future products or test our products as promptly as our potential customers expect, or possibly not at all, and we would have no other means of conducting such activities until we were able to restore such capabilities at the current facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities and, we may not be able to maintain our relationships with our licensees or customers.

The manufacture of components of our products involves complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in production of our products. Identifying and resolving the cause of any manufacturing issues could require substantial time and resources. If we are unable to keep up with future demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue growth could be impaired and market acceptance of our product candidates could be adversely affected.

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

We have made and intend to make significant additional investments in research and development, but there is no guarantee that any of these investments will ultimately result in commercial products that will generate revenues.

The Accelerate Pheno system integrates several of our component products, systems and processes. We have dedicated significant resources on research and development activities into the Accelerate Pheno system, the

Accelerate Arc system and a next generation Pheno system, and we intend to spend significantly more on research and development activities. Notwithstanding these investments, we anticipate that we will have to spend additional funds in the research and development of the Accelerate Pheno system, the Accelerate Arc system, and our next generation instrument platform and technologies. There can also be no assurance that we will be able to develop additional types of tests and instruments in the future nor whether these will generate revenues.

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
•The federal Stark law, which prohibits physicians from referring patients to receive “designated health services” payable by Medicare or Medicaid from entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. Financial relationships include both ownership/investment interests and compensation arrangements.
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

In addition, we have developed and configured, and we intend to market our products to meet customer needs created by these various regulations. Any significant change in these regulations could reduce demand for our products. Governmental agencies may also impose new requirements regarding registration, labeling or prohibited materials that may require us to modify or re-register products already on the market or otherwise adversely impact our ability to market our products. If materials used in our products become unavailable because of new governmental regulations, substitute materials may be less effective and may require significant cost to incorporate in our product.

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

We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or in countries outside of the United States in which we may do business, or the effect of any future legislation or regulation will have on our industry generally, our ability to successfully commercialize our products, and our overall business operations. Continued changes in healthcare policy could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. For example, any expansion in the government’s regulation of the United States healthcare system could result in decreased profits to us, lower reimbursements to our customers for laboratory testing or reduced medical procedure volumes. Additionally, CMS has created a number of waivers that impact the provision and reimbursement of healthcare services as a result of the COVID-19 Public Health Emergency (“PHE”). It is not clear to the extent these waivers will remain in effect once the PHE has ended. We cannot predict the impact that the extension or termination of these waivers may have on our business.

The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required approvals for the commercialization of our products.

Our products are regulated as medical device products by the FDA and comparable agencies of other countries. In particular, FDA regulations govern activities such as product development, product testing, product labeling, product storage, premarket clearance or approval, manufacturing, advertising, promotion, product sales, reporting of certain product failures and distribution. Some of our products, depending on their intended use, will require approval of a premarket approval application (“PMA”) or clearance of a 510(k) notification from the FDA prior to marketing. The FDA has committed to review most 510(k) decisions within 90 days, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and clearance is never assured. The PMA process is much more costly, lengthy and uncertain. The FDA has committed to review most PMAs within 180 days where an advisory panel is not required and within 320 days where an advisory panel is required, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and approval is never assured. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based, in part, on extensive data, including technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. However, some devices are automatically subject to the PMA pathway regardless of the level of risk they pose, because they have not previously been classified into a lower risk class by the FDA. Manufacturers of these devices may request that the FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions.

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

Our manufacturing facility located in Tucson, Arizona, where we assemble and produce our products, may be subject to regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, this facility is subject to Quality System Regulations (“QSR”) of the FDA and is subject to annual inspection and licensing by the State of Arizona. If we fail to maintain this facility in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Factors that may contribute to volatility in the price of our common stock include, but are not limited to: (i) low trading volume currently prevailing in the market for our shares; (ii) concentration of our stock with one individual large shareholder who could decide to materially reduce his position; and (iii) the substantial current short interest in our stock. The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2021, the sale price for our common stock ranged from $4.27 to $15.00 per share, and during the year ended December 31, 2020, the sale price for our common stock ranged from $4.62 to $18.74 per share. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

The short interest in our common stock is high, which may lead to further volatility in our stock price.

As of December 31, 2021, the number of shares of our common stock shorted was high as compared to the number of shares in the public float. A significant concentration of short interest can be a contributing factor resulting in high volatility in our stock price and volume fluctuations.

The ownership of our common stock is highly concentrated.

As of December 31, 2021, our directors and executive officers beneficially owned in the aggregate, approximately 42% of our outstanding common stock, including 27% beneficially owned, directly or indirectly, by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock. Certain of our major shareholders hold their shares in certificate form, further limiting trading volume.

Future issuances or sales of shares of our common stock may depress the price of our shares and be dilutive to our existing stockholders.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Any sales by us or by our existing stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline. The exercise of any outstanding options, the issuance of future equity awards to retain and incentivize employees, the issuance of our common stock upon the conversion or exchange of our convertible notes, the conversion of our Series A Preferred Stock or in connection with acquisitions, and any other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock.

To the extent that we raise additional funds through the issuance and sale of equity or convertible debt securities, including shares of our common stock through our ATM Program, the issuance of such securities will result in dilution to our stockholders. Investors purchasing shares or other securities in the future may also have rights superior to existing stockholders. In addition, we have a significant number of options and restricted stock units outstanding. If the holders of these options exercise or the restricted stock units are released, our stockholders may incur further dilution.

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

Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our common stock.

As of March 10, 2022, we have designated 3,954,546 shares as Series A Preferred Stock, all of which are outstanding as of such date. The Company’s Series A Preferred Stock ranks, with respect to the payment of dividends, senior to the Company’s common stock and to any other class of securities it may issue in the future that is specifically designated as junior to the Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to receive dividends, out of any assets at the time legally available therefor, prior in preference to any declaration or payment of any dividend on the Company’s common stock at the rate of $0.25 per share per annum on each outstanding share of Series A Preferred Stock (as appropriately adjusted for any subsequent stock splits, stock dividends, combinations, reclassifications and the like), when, as and if declared by the Board. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock then outstanding are entitled to participate with the holders of the Company’s common stock or any other junior securities then outstanding, pro rata on an as-converted basis, in the distribution of all the remaining assets and funds of the Company available for distribution to its stockholders.

Risks Related to our Convertible Senior Notes

We have substantial indebtedness in the form of convertible senior notes, which could have important consequences to our business.

We have a substantial amount of indebtedness primarily comprised of our 2.50% Convertible Senior Notes due 2023 (the “Notes”). As of December 31, 2021, we had $120.5 million aggregate principal amount of Notes, which mature on March 15, 2023. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

General Risk Factor

Current macroeconomic conditions and the uncertain economic outlook may remain challenging for the foreseeable future.

Global economic conditions may remain challenging and uncertain for the foreseeable future, including as a result of the ongoing COVID-19 pandemic and the recent Russian invasion of Ukraine. This had led to market disruptions and significant volatility in credit and capital markets. These conditions not only limit our access to capital but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign hospitals and other customers to slow spending on our products, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers and increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we may not continue to experience the same loss rates that we have in the past.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and reference laboratory space is located in Tucson, Arizona, and we have other offices in Europe. As of December 31, 2021 and 2020, we leased approximately 54,522 and 54,407 square feet of office/ laboratory and manufacturing space, respectively, in Tucson, Arizona. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. See Item 8, Note 16, Leases for additional details regarding the leases.

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

Holders

As of March 10, 2022, we had approximately 133 record owners of our Common Stock. The actual number of holders of our common stock is greater than the number of record owners and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

Dividends Paid and Dividend Policy

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. Additionally, the Company’s Series A Preferred Stock ranks, with respect to the payment of dividends, senior to the Company’s common stock and to any other class of securities it may issue in the future that is specifically designated as junior to the Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to receive dividends, out of any assets at the time legally available therefor, prior in preference to any declaration or payment of any dividend on the Company’s common stock at the rate of $0.25 per share per annum on each outstanding share of Series A Preferred Stock (as appropriately adjusted for any subsequent stock splits, stock dividends, combinations, reclassifications and the like), when, as and if declared by the Board.

To date, no dividends have been declared by the Board of Directors. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends for the foreseeable future. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2021 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2021:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options and release of restricted stock units		Weighted-average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders	9,282,722	(2)	$13.89	3,617,783
Equity compensation plans not approved by security holders	—		—	—
Total	9,282,722		$13.89	3,617,783

(1) Shares of common stock issuable upon vesting of restricted stock units (“RSUs”) and performance share units (“PSUs”) have been excluded from the calculation of the weighted average exercise price because they have no exercise price associated with them.
(2) Represents 7,192,540 shares of common stock subject to outstanding stock options and 2,090,182 shares of common stock that may be issued upon vesting of outstanding RSUs and PSUs (assuming the maximum performance level for PSUs).

Item 6. Reserved

Reserved.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes our change in fiscal year financial condition, results of operations, recent developments, the significant factors affecting our results of operations, capital resources and liquidity, off-balance sheet arrangements, and contractual obligations, and discusses recent accounting pronouncements and our critical accounting policies and estimates. You should read the following discussion and analysis together with our financial statements, including the related notes, which are included in this Form 10-K. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See Part I, Item 1A, Risk Factors of this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements in this report.

COVID-19 and Supply Chain Impacts Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. More recently, the emergence and spread of COVID-19 variants, such as the Delta and Omicron variants, that are significantly more contagious than previous strains have led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants.

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through 2021. For example, we have experienced diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. More recently, hospital turnover resulting from burnout and vaccine mandates have further diverted the attention of hospital decision makers. In addition, in certain months with high rates of COVID-19 hospitalization, our Accelerate PhenoTest BC Kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. The reduced sales and implementations caused by the COVID-19 pandemic lowered our realized and expected revenue growth for 2020 and 2021.

The emergence of COVID-19 variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products.

As a medical device company, we have not experienced any disruptions to our ability to manufacture our products at our Tucson, Arizona headquarters under the various State of Arizona executive orders relating to the COVID-19 pandemic because we were classified as an essential service. We continue to expect that, should future orders be issued, we would be able to sustain our essential operations. Our supply chain for Accelerate Pheno systems and consumable test kits remains stable despite a high-degree of unpredictability in the broader supply chain environment. However, like many industries experiencing inflationary pressures in raw materials, the direct costs to manufacture our products are increasing and delivery schedules elongating.

For example, we are currently experiencing unprecedented cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our consumable test kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all our suppliers to provide us with necessary materials and services at reasonable costs. See “Risk Factors—Risks Related to Our Business and Strategies—Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” in Part I, Item 1A of this Form 10-K for additional information.

Additionally, the Company received loan proceeds of approximately $4.8 million under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. During January 2021, the Company submitted its application for forgiveness to the lender, and on July 15, 2021, the Small Business Administration (“SBA”) informed the Company of its full forgiveness in the amount of $4.8 million. For additional information about the loan, refer to Part II, Item 8, Note 10, Long-Term Debt of this Form 10-K.

We continue to monitor the evolving impacts to our business caused by the COVID-19 pandemic. We may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic and its severity; the emergence and severity of its variants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them; the financial impact of COVID-19 on hospitals, including to their budget priorities; hospital staffing issues; general economic factors, such as increased inflation; global supply chain constraints and the related increase in costs; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K for additional risks we face due to the COVID-19 pandemic.

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2021, 2020 and 2019

The Company has provided enhanced information in a tabular format which presents some of the captions presented on the statement of operations, less inventory write-downs and non-cash equity-based compensation expense. These figures are reconciled to the statement of operations and are intended to add additional clarity on the operating performance of the business. The Company believes providing such figures less inventory write-downs and non-cash equity-based compensation expense provides helpful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Net sales	$11,782	$11,165	$617	6%	$11,165	$9,297	$1,868	20%

During the year ended December 31, 2021, total revenues increased primarily as a result of higher sales of Accelerate PhenoTest BC Kits and service contract revenue compared to the year ended December 31, 2020. Accelerate PhenoTest BC Kit revenue increased as customers completed their instrument verifications and began purchasing kits. Service contract revenue increased as a higher number of customers entered into multi-year service agreements following the expiration of their warranty periods.

During the year ended December 31, 2020, total revenues increased as a result of higher sales of Accelerate PhenoTest BC Kits and instruments compared to the year ended December 31, 2019. Accelerate PhenoTest BC Kit revenue increased as customers completed their instrument verifications and began purchasing kits. In addition, the Company recorded increased revenue in connection with sales-type leases of Accelerate PhenoTest Systems during the year ended December 31, 2020 when compared to the prior period.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Total cost of sales	12,163	6,706	5,457	81%	6,706	4,897	1,809	37%
Inventory write-down	4,500	—	4,500	100%	—	—	—	100%
Non-cash equity-based compensation as a component of cost of sales	325	351	(26)	(7)%	351	277	74	27%
Total cost of sales less inventory write-down and non-cash equity-based compensation	$7,338	$6,355	$983	15%	$6,355	$4,620	$1,735	38%

For the years ended December 31, 2021 and 2020, total cost of sales increased compared to each of the previous years, which is described below.

For the year ended December 31, 2021, total cost of sales included the components of cost of sales of products and services of $7.7 million, and a inventory write-down of $4.5 million which resulted in total cost of sales of $12.2 million. During the year ended December 31, 2021, total cost of sales less inventory write-downs and non-cash equity based compensation increased as a result of an increase in sales of Accelerate PhenoTest BC Kit revenue, increases to our cost of manufacturing, and other factors compared to the year ended December 31, 2020.

During the year ended December 31, 2020, total cost of sales less non-cash equity based compensation increased as a result of an increase in sales and sales-type leases of Accelerate Pheno systems and Accelerate PhenoTest BC Kits compared to the year ended December 31, 2019. This increase was primarily driven by an increase in Accelerate PhenoTest BC Kits sales.

During the year ended December 31, 2021, the Company took charges to cost of sales for inventory provisions primarily related to the write-down of excess quantities of instrument raw materials and work in process, whose inventory levels were higher than our updated forecasts of future demand for those products. Inventory provisions totaled $4.5 million during the year ended December 31, 2021, with no inventory provisions recorded for the years ended December 31, 2020 and 2019.

Cost of sales includes non-cash equity-based compensation of $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The period over period changes were not considered meaningful. Non-cash equity-based compensation cost is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to a customer, or when instruments are amortized to cost of sales.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Gross (loss) profit	$(381)	$4,459	$(4,840)	(109)%	$4,459	$4,400	$59	1%
Inventory write-down	$4,500	$—	$4,500	100%	$—	$—	$—	100%
Non-cash equity-based compensation as a component of gross (loss) profit	325	351	(26)	(7)%	351	277	74	27%
Gross (loss) profit less inventory write-down and non-cash equity based compensation	$4,444	$4,810	$(366)	(8)%	$4,810	$4,677	$133	3%

During the year ended December 31, 2021, the Company incurred a gross loss primarily due to inventory provisions related to the write-down of excess quantities of instrument raw materials and work in process, as described above, compared to a gross profit during the year ended December 31, 2020.

Gross (loss) profit less inventory write-downs and non-cash equity based compensation decreased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period.

During the year ended December 31, 2020, gross profit increased as a result of an increase in sales and sales-type leases of Accelerate Pheno systems and Accelerate PhenoTest BC Kits compared to the year ended December 31, 2019. This increase was primarily driven by an increase in Accelerate PhenoTest BC Kits sales. Gross profit increased at a slower rate than the increase in sales due to higher revenue from sales-type leases of Accelerate PhenoTest systems. Gross profit on sales-type leases is generally lower than gross profit from sales of Accelerate PhenoTest systems sold direct to customers.

Inventory without a cost basis was sold to customers for the years ended December 31, 2021, 2020 and 2019. Pre-launch inventory previously not capitalized and expensed in a previous year for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.1 million and $0.5 million, respectively.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Research and development	$21,943	$21,255	$688	3%	$21,255	$25,345	$(4,090)	(16)%
Non-cash equity-based compensation as a component of research and development	4,102	4,035	67	2%	4,035	4,115	(80)	(2)%
Research and development less non-cash equity-based compensation	$17,841	$17,220	$621	4%	$17,220	$21,230	$(4,010)	(19)%

Research and development expenses for the year ended December 31, 2021 increased as compared to the year ended December 31, 2020. The increase was primarily the result of an increase in costs related to the completion of the Accelerate Arc module and associated BC kit, and development and contracted services used to develop our next generation AST platform. This increase was partially offset by decreases in employee related expenses and engineering supplies.

Research and development expenses for the year ended December 31, 2020 decreased as compared to the year ended December 31, 2019. The decrease was the result of a decrease in external studies spend and other cost containment measures.

Research and development expenses include non-cash equity-based compensation of $4.1 million, $4.0 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. The period over period changes were not considered meaningful.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Sales, general and administrative	$49,236	$46,904	$2,332	5%	$46,904	$51,886	$(4,982)	(10)%
Non-cash equity-based compensation as a component of sales, general and administrative	17,620	12,078	5,542	46%	12,078	8,226	3,852	47%
Sales, general and administrative less non-cash equity-based compensation	$31,616	$34,826	$(3,210)	(9)%	$34,826	$43,660	$(8,834)	(20)%

Sales, general and administrative expense for the year ended December 31, 2021 increased as compared to the year ended December 31, 2020 primarily due to increases in non-cash equity-based compensation expense resulting from an increased number of RSUs granted compared to the prior year period. For the year ended December 31, 2021, sales, general and administrative expenses less non-cash equity-based compensation decreased. This decrease is primarily the result of the COVID-19 pandemic, as hospitals have limited access to their facilities to primarily focus on COVID-19 initiatives. These circumstances resulted in decreased expenses associated with travel, trade shows, and instrument demonstration expenses. In addition, cost containment initiatives implemented in the prior year continued to realize lower expenses in areas such as services and marketing.

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

Sales, general and administrative expenses include non-cash equity-based compensation of $17.6 million, $12.1 million and $8.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase of expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily the result of larger stock option and stock awards granted to employees in the current year period. The increase of expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily the result of larger stock option and stock awards granted to employees period over period.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Loss from operations	$(71,560)	$(63,700)	$(7,860)	12%	$(63,700)	$(72,831)	$9,131	(13)%
Inventory write-down	4,500	—	$4,500	100%	—	—	—	100%
Non-cash equity-based compensation as a component of loss from operations	22,047	16,464	$5,583	34%	16,464	12,618	3,846	30%
Loss from operations less inventory write-down and non-cash equity based compensation	$(45,013)	$(47,236)	$2,223	(5)%	$(47,236)	$(60,213)	$12,977	(22)%

During the year ended December 31, 2021, our loss from operations increased as compared to the year ended December 31, 2020 primarily due to higher non-cash equity-based compensation expense, inventory provisions related to write-downs, which was partially offset by higher revenues compared to the prior year period. During the year ended December 31, 2021, loss from operations less inventory write-downs and non-cash equity-based compensation decreased due to the continued benefit of cost cutting measures which started in 2020 and continued through 2021.

During the year ended December 31, 2020, our loss from operations decreased compared to the year ended December 31, 2019. This decrease was primarily the result of a decrease in research and development expenses, and sales, general and administrative expenses, combined with an increase in net sales as described above.

Loss from operations includes non-cash equity-based compensation expense of $22.0 million, $16.5 million and $12.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. The increase of expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily the result of larger stock option and stock awards granted to employees in the current year period. The increase of expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily the result of larger stock option and stock awards granted to employees period over period.

This loss and further losses are anticipated and are the result of our continued investments in sales and marketing, key research and development program costs, and commercialization of the Company’s products.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Total other expense, net	$(6,097)	$(14,503)	$8,406	(58)%	$(14,503)	$(11,585)	$(2,918)	25%

During the year ended December 31, 2021, other expense, net, decreased as compared to the year ended December 31, 2020 due to a gain on extinguishment of debt in connection with the forgiveness of the Company's PPP loan and the exchange transactions entered into with respect to a portion of the Company’s outstanding convertible notes during the period. This gain was offset by interest expense for the current period which was lower in the prior year period. During the year ended December 31, 2021, gain on extinguishment of debt was $9.8 million which was partially offset by interest expense of $15.5 million.

During the year ended December 31, 2020, other expense, net, increased compared to the previous year. The increase was primarily the result of increased interest expense and lower investment income during 2020 as compared to 2019 . For the years ended December 31, 2020 and 2019 the Company incurred interest expense of $15.6 million, and $14.3 million, respectively. These amounts were partially offset by investment income of $0.9 million and $2.8 million for the years ended December 31, 2020 and 2019, respectively.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
(Provision) benefit for income taxes	$(45)	$(5)	$(40)	800%	$(5)	$111	$(116)	(105)%

For the years ended December 31, 2021 and 2020, the Company was subject to a small amount of current foreign and US state tax expense. For the year ended December 31, 2019, the Company recorded a benefit for income taxes due to an income tax refund in connection with restructuring a transfer pricing agreement of a foreign subsidiary.

Capital Resources and Liquidity

Our primary source of liquidity has been from sales of shares of our equity securities, the issuance of our convertible notes and cash from operations. As of December 31, 2021, the Company had $63.6 million in cash and cash equivalents and marketable securities, a decrease of $4.7 million from $68.3 million at December 31, 2020. The primary reason for the decrease was due to cash used in operations during the period partially offset by the various capital financing activities that occurred during the period.

The Company is subject to Lease Agreements. The future lease obligations under the Lease Agreements are included in Item 8, Note 16, Leases.

As of December 31, 2021, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months. Management also maintains plans to continue to fund the operations of the Company and to achieve self-sustaining operations upon the realization of its sales generation and cost containment strategies beyond the next twelve months.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31 (in thousands):

Cash Flow Summary (in thousands)
	2021	2020	2019
Net cash used in operating activities	$(47,323)	$(50,394)	$(64,794)
Net cash provided by investing activities	8,304	13,606	52,811
Net cash provided by financing activities	43,226	11,633	6,823

Cash flows from operating activities

The net cash used in operating activities was $47.3 million during the year ended December 31, 2021. Net cash used in operating activities was primarily the result of net losses, partially offset by gains on extinguishment of debt, equity-based compensation and amortization of debt discount and issuance costs.

The net cash used in operating activities was $50.4 million and $64.8 million during the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of net losses offset by equity-based compensation and amortization of debt discount and issuance costs.

These losses are the result of continued investments in research and development to further mature the Accelerate Pheno system, develop ancillary products, including the Accelerate Arc system and our next generation AST Pheno system, and sales and marketing, along with other factors.

Cash flows from investing activities

The net cash provided by investing activities was $8.3 million for the year ended December 31, 2021. The Company had maturities of marketable securities of $38.7 million which were offset in part by purchases of marketable securities of $30.1 million.

The net cash provided by investing activities was $13.6 million for the year ended December 31, 2020. The Company had maturities of marketable securities of $61.9 million which were offset in part by purchases of marketable securities of $46.9 million.

The net cash provided by investing activities was $52.8 million for the year ended December 31, 2019. The Company had maturities of marketable securities of $88.9 million and proceeds from sales of marketable securities of $14.5 million, which were offset in part by purchases of marketable securities of $50.2 million

Cash flows from financing activities

The net cash provided by financing activities was $43.2 million for the year ended December 31, 2021. The Company had proceeds from the issuance of common and preferred shares of $42.9 million as well as proceeds from equity compensation plans of $1.9 million, which were partially offset by other less significant items.

The net cash provided by financing activities was $11.6 million for the year ended December 31, 2020, and was primarily comprised of proceeds from equity compensation plans and long-term debt. Proceeds from equity compensation plans was $6.1 million, while the Company received $5.6 million in proceeds from long-term debt, $4.8 million of which consists of proceeds from the PPP loan described below.

The net cash provided by financing activities was $6.8 million for the year ended December 31, 2019, and was primarily comprised of proceeds from equity compensation plans.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (the “Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers an option to purchase additional amounts. The option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018. Proceeds received from the issuance of the Notes were allocated between long-term debt (the “liability component”) and contributed capital (the “equity component”), within the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.

During the year ended December 31, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock (the “Exchange Transactions”). During the year ended December 31, 2021, $51.0 million in aggregate principal amount of Notes were exchanged for 6,602,974 shares of the Company's common stock in the Exchange Transactions. After giving effect to such exchanges, the total principal amount of the Notes outstanding as of December 31, 2021 was $120.5 million.

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

Pursuant to the terms of the CARES Act and the PPP, the Company could apply to the lender for forgiveness for the amount due on the PPP Note. The amount eligible for forgiveness was based on the amount of loan proceeds used by the Company (during the 24 week period after the lender made the first disbursement of loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. During January 2021, the Company submitted its application for forgiveness to the lender. During July 2021, the SBA informed the Company of its full forgiveness for the entire loan amount plus accrued interest, which was $4.8 million. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations.

Other notes payable

The Company entered into three loan agreements with two capital asset financing companies in 2020. Loan proceeds were $0.8 million, with interest rates ranging from 9.8% to 12.4% and maturities becoming due through 2022. As of December 31, 2021, the current portion of long-term debt was $0.1 million.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into a Sales Agreement with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the year ended December 31, 2021, the Company sold 2,092,497 shares of common stock under the Sales Agreement for aggregate gross proceeds of $10.9 million.

Other sales of equity securities

On December 24, 2020, the Company entered into a securities purchase agreement (the “December 2020 Securities Purchase Agreement”) with certain purchasers for the issuance and sale by the Company of shares of its common stock. The purchasers were comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. On September 17, 2021, the Company entered into a rescission agreement with certain of the purchasers (the “Schuler Purchasers”) in order to, among other things, rescind and unwind the December 2020 Securities Purchase Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of the shares, had never occurred with respect to the Schuler Purchasers and the Company. During the year ended December 31, 2021, the Company issued 201,820 shares of common stock to the other purchasers and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement after giving effect to the rescission agreement.

On September 22, 2021, the Company entered into a new securities purchase agreement (the “September 2021 Securities Purchase Agreement”) with the Schuler Purchasers for the issuance and sale by the Company of the Company’s newly designated Series A Preferred Stock. During the year ended December 31, 2021, the Company issued 3,954,546 shares of Series A Preferred Stock to the Schuler Purchasers and received total proceeds of approximately $30.5 million under the September 2021 Securities Purchase Agreement.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Part II, Item 8, Note 15, Commitments and Contingencies that do not meet the definition of long term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Part I, Item 2, Properties and Part II, Item 8, Note 16, Leases. The Company has entered into Long-Term Debt as described in Part II, Item 8, Note 10, Long-Term Debt. The Company has entered into the Notes as described above and in Part II, Item 8, Note 11, Convertible Notes. The future expected payment obligations under our agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Obligations	Total	2022	2023	2024	2025	2026
Operating lease obligations	$3,479	$856	$968	$1,055	$600	$—
Long term debt	80	80	—	—	—	—
Deferred compensation	840	—	—	—	406	434
Convertible notes	120,500	—	120,500	—	—	—
Convertible notes interest	3,762	3,012	750	—	—	—
Total	$128,661	$3,948	$122,218	$1,055	$1,006	$434

Recent Accounting Pronouncements

A discussion relating to recent accounting pronouncements can be found in Part II, Item 8, Note 2, Summary of Significant Accounting Policies.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 1 in the Notes to Consolidated Financial Statements, we believe that the following judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of our inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.

See Part II, Item 8, Note 6, Inventory, for further information and related disclosures.

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

For the years ended December 31, 2021 and 2020, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2021 and 2020.

See Part II, Item 8, Note 7, Property and Equipment, for further information and related disclosures.

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

Extinguishment of Debt

The Company accounts for an extinguishment of debt when it's relieved of it’s obligation to pay the debt, or when it is is legally released from being the primary obligor under the liability, either judicially or by the creditor.

In an early extinguishment of debt through exchange for common stock, the reacquisition price of the extinguished debt is determined by the value of the common stock issued or the value of the debt—whichever is more clearly evident. Gains or losses on extinguishment of debt is determined by comparing the consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenues.

The Company determines revenue recognition through the following steps:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations
•Recognition of revenue as we satisfy a performance obligation

Product revenue is derived from the sale or rental of instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Invoices are generally issued when revenue is recognized. Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant.

Service revenue is derived from the sale of extended service agreements which are generally non-cancellable. This revenue is recognized on a straight-line basis over the contract term beginning on the effective date of the contract because the Company is standing ready to provide services. Invoices are generally issued annually and coincide with the beginning of individual service terms.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines relative standalone selling prices based on the price charged to customers for each individual performance obligation.

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2021.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which was adopted on January 1, 2019. We determine if an arrangement is or contains a lease and the type of lease at inception. The Company classifies leases as finance leases (lessee) or sales-type leases (lessor) when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that we are reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. Payments contingent on future events (i.e. based on usage) are considered variable and excluded from lease payments for the purposes of classification and initial measurement. Several of the Company’s leases include options to renew or extend the term upon mutual agreement of the parties and others include one-year extensions exercisable by the lessee. None of the Company’s leases contain residual value guarantees, restrictions, or covenants.

To determine whether a contract contains a lease, the Company uses its judgment in assessing whether the lessor retains a material amount of economic benefit from an underlying asset, whether explicitly or implicitly identified, which party holds control over the direction and use of the asset, and whether any substantive substitution rights over the asset exist.

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. We elect not to separate the lease components from the non-lease components for all classes of underlying assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of December 31, 2021 and 2020 the Company was not a party to any finance lease arrangements.

The Company’s operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under commercial “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, the amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

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

See Part II, Item 8, Note 16, Leases for further information.

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
•Expected term: The estimate expected term for employee awards is based on a simplified method that considers an insufficient history of employee exercises. For consultant awards, the estimated expected term is the same as the life of the award.
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

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flow for the years ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Valuation of Instruments in Inventory and Property and Equipment

Description of the Matter

As explained in Note 2 to the consolidated financial statements, the Company evaluates the net realizable value of instrument inventory, including finished goods, and work in process and raw materials available for conversion into finished goods, and the recoverability of the carrying amounts of instruments classified as property and equipment. For the year ended December 31, 2021, management recorded a charge of $4.5 million to reduce the carrying value of instrument inventory.

Auditing management's estimate of the net realizable value of instrument inventory and the recoverability of the carrying amounts of instruments classified as property and equipment by reference to the Company’s forecasted use of such instruments to generate future revenues involved subjective auditor judgment. This is due to the estimation of the number of instruments available to meet customer demand which are not generating revenue during the year ended December 31, 2021, the variability in length of time from placement of an instrument at a customer site to when the instrument either begins to generate revenue or is returned to the Company, and the assumptions inherent in management’s ability to accurately forecast revenue generation from these instruments.

How We Addressed the Matter in Our Audit

Our substantive audit procedures included, among others, evaluating the significant assumptions used in management’s recoverability analysis, in addition to assessing the completeness and accuracy of the underlying data used. We compared the carrying value of instrument inventory, including finished goods, and work in process and raw materials available for conversion into finished goods, and instruments installed at customer sites under operating leases to management’s recoverability analysis and tested key assumptions including the Company’s rate of returned instruments and ability to accurately forecast revenue generation from these instruments. Our procedures over these assumptions included comparing the rate of returned instruments assumption to historical return rates, testing the accuracy of historical return rates, testing the accuracy of instruments currently under contract to be installed at customer sites in the future, assessing the reasonableness of forecasted demand and performing a sensitivity analysis to evaluate the impact of changes in these significant assumptions to the valuation of these instruments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.
Phoenix, Arizona
March 14, 2022

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$39,898	$35,781
Investments	23,720	32,488
Trade accounts receivable	2,320	1,550
Inventory	5,067	9,216
Prepaid expenses	768	1,172
Other current assets	1,558	1,780
Total current assets	73,331	81,987
Property and equipment, net	5,389	6,135
Right of use assets	2,510	3,183
Other non-current assets	1,817	2,120
Total assets	$83,047	$93,425

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,983	$1,290
Accrued liabilities	2,853	2,991
Accrued interest	909	1,262
Deferred revenue	451	376
Current portion of long-term debt	80	553
Current operating lease liability	669	497
Total current liabilities	6,945	6,969
Non-current operating lease liability	2,381	3,063
Other non-current liabilities	808	335
Long-term debt	—	4,659
Convertible notes	107,984	141,211
Total liabilities	118,118	156,237

Commitments and contingencies

Stockholders' deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of December 31, 2021 and 5,000,000 preferred shares authorized and none outstanding as of December 31, 2020	4	—
Common stock, $0.001 par value;
100,000,000 common shares authorized with 67,649,018 shares issued and outstanding on December 31, 2021 and 85,000,000 common shares authorized with 57,607,939 shares issued and outstanding on December 31, 2020	68	58
Contributed capital	580,652	475,072
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(570,668)	(492,966)
Accumulated other comprehensive (loss) income	(60)	91
Total stockholders' deficit	(35,071)	(62,812)
Total liabilities and stockholders' deficit	$83,047	$93,425
See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Net sales	$11,782	$11,165	$9,297

Cost of sales:
Cost of sales of products and services	7,663	6,706	4,897
Inventory write-down	4,500	—	—
Total cost of sales	12,163	6,706	4,897

Gross (loss) profit	(381)	4,459	4,400

Costs and expenses:
Research and development	21,943	21,255	25,345
Sales, general and administrative	49,236	46,904	51,886
Total costs and expenses	71,179	68,159	77,231

Loss from operations	(71,560)	(63,700)	(72,831)

Other income (expense):
Interest expense	(15,545)	(15,550)	(14,256)
Gain on extinguishment of debt	9,793	—	—
Foreign currency exchange (loss) gain	(413)	252	(124)
Interest and dividend income	88	855	2,809
Other expense, net	(20)	(60)	(14)
Total other expense, net	(6,097)	(14,503)	(11,585)

Net loss before income taxes	(77,657)	(78,203)	(84,416)
(Provision) benefit for income taxes	(45)	(5)	111
Net loss	$(77,702)	$(78,208)	$(84,305)

Basic and diluted net loss per share	$(1.26)	$(1.40)	$(1.55)
Weighted average shares outstanding	61,727	56,010	54,506

Other comprehensive loss:
Net loss	$(77,702)	$(78,208)	$(84,305)
Net unrealized (loss) gain on investments	(34)	(2)	193
Foreign currency translation adjustment	(117)	151	(102)
Comprehensive loss	$(77,853)	$(78,059)	$(84,214)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2019	—	$—	54,232	$54	$432,885	$(330,348)	$(45,067)	$(149)	$57,375
Net loss	—	—	—	—	—	(84,305)	—	—	(84,305)
Issuance of common stock	—	—	56	—	1,000	—	—	—	1,000
Exercise of options and restricted stock awards issued	—	—	396	1	5,364	—	—	—	5,365
Issuance of common stock under employee purchase plan	—	—	25	—	458	—	—	—	458
Unrealized gain on investments	—	—	—	—	—	—	—	193	193
Foreign currency translation adjustment	—	—	—	—	—	—	—	(102)	(102)
Equity-based compensation	—	—	—	—	12,637	—	—	—	12,637
Balances, December 31, 2019	—	—	54,709	55	452,344	(414,653)	(45,067)	(58)	(7,379)
Net loss	—	—	—	—	—	(78,208)	—	—	(78,208)
Exercise of options and restricted stock awards issued	—	—	2,858	3	6,059	—	—	—	6,062
Issuance of common stock under employee purchase plan	—	—	41	—	359	—	—	—	359
Unrealized gain on investments	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	151	151
Cumulative impact of accounting change	—	—	—	—	—	(105)	—	—	(105)
Equity-based compensation	—	—	—	—	16,310	—	—	—	16,310
Balances, December 31, 2020	—	—	57,608	58	475,072	(492,966)	(45,067)	91	(62,812)
Net loss	—	—	—	—	—	(77,702)	—	—	(77,702)
Issuance of common stock	—	—	4,937	5	32,400	—	—	—	32,405
Cancellation of common stock	—	—	(2,643)	(3)	(20,297)	—	—	—	(20,300)
Issuance of preferred stock	3,955	4	—	—	30,446	—	—	—	30,450
Exercise of options and restricted stock awards issued	—	—	1,090	1	1,619	—	—	—	1,620
Issuance of common stock under employee purchase plan	—	—	54	—	326	—	—	—	326
Unrealized loss on investments	—	—	—	—	—	—	—	(34)	(34)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(117)	(117)
Issuance of shares to retire Convertible Senior Notes	—	—	6,603	7	38,896	—	—	—	38,903
Equity-based compensation	—	—	—	—	22,190	—	—	—	22,190
Balances, December 31, 2021	3,955	$4	67,649	$68	$580,652	$(570,668)	$(45,067)	$(60)	$(35,071)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(77,702)	$(78,208)	$(84,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,518	2,997	2,602
Amortization of investment discount	226	99	(427)
Equity-based compensation expense	22,047	16,464	12,618
Amortization of debt discount and issuance costs	11,542	11,168	9,969
Realized loss on available-for-sale securities	—	3	—
(Gain) loss on disposal of property and equipment	(75)	785	837
Gain on extinguishment of debt	(9,793)	—	—
Inventory write-down	4,500	—	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	(484)	(357)	—
Accounts receivable	(770)	1,592	(1,362)
Inventory	(415)	(1,356)	(3,655)
Prepaid expense and other assets	1,014	(2,087)	(752)
Increase (decrease) in liabilities:
Accounts payable	273	(1,006)	988
Accrued liabilities	(469)	(909)	(1,327)
Accrued interest	(283)	—	—
Deferred revenue and income	75	105	54
Deferred compensation	473	316	(34)
Net cash used in operating activities	(47,323)	(50,394)	(64,794)
Cash flows from investing activities:
Purchases of equipment	(603)	(1,362)	(330)
Purchase of marketable securities	(30,081)	(46,933)	(50,226)
Proceeds from sales of marketable securities	250	—	14,500
Maturities of marketable securities	38,738	61,901	88,867
Net cash provided by investing activities	8,304	13,606	52,811
Cash flows from financing activities:
Proceeds from issuance of common and preferred shares, net	42,880	359	1,458
Proceeds from exercise of options	1,620	5,703	4,907
Proceeds from issuance of common stocks under employee purchase plan	326	359	458
Proceeds from debt	—	5,578	—
Payment of debt	(360)	(366)	—
Debt exchange and common stock issuance cost	(1,240)	—	—
Net cash provided by financing activities	43,226	11,633	6,823

Effect of exchange rate on cash	(90)	(78)	(86)

Increase (decrease) in cash and cash equivalents	4,117	(25,233)	(5,246)
Cash and cash equivalents, beginning of period	35,781	61,014	66,260
Cash and cash equivalents, end of period	$39,898	$35,781	$61,014

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$688	$1,525	$3,361
Supplemental cash flow information:
Interest paid	$4,288	$4,288	$4,288
Income taxes paid, net of refunds	$—	$43	$41
Extinguishment of Convertible Senior Notes through issuance of common stock	$38,902	$—	$—

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, (“U.S. GAAP”), and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), regarding annual financial reporting.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation and had no effect on our net loss, stockholders’ deficit or cash flows.

Risk and Uncertainties

The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and one convertible debt offering. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic has caused, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which has significantly impacted our business and results of operations, starting in the first quarter of 2020. This included diminished access to our customers, principally hospitals, which has severely limited our ability to sell or implement our products. Furthermore, our expected rate of growth of our consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials should the supply chains become disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. The COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in additional charges to cost of sales for excess inventories.

The Company may seek to fund its operations through public equity, private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop new products. To the extent that we raise additional funds through the sale of equity, issue convertible debt securities or exchange convertible debt for equity, the issuance of securities will result in dilution to our stockholders. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. In addition, we have a significant number of options outstanding. If the holders of these options exercise such securities, further dilution may occur.

Liquidity

The Company continues to assess liquidity needs and manage cash flows. As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand and cash flows from operations will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least one year from the date this Form 10-K is issued. The Company’s view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 2022 and the first quarter of 2023, which is impacted by various assumptions regarding demand and sales prices for our products. Our financial forecasts in recent periods have proven less reliable due to conditions created by the pandemic. As a result, there is no guarantee that our financial forecast, which projects sufficient cash will be available to meet planned operating expenses and other cash needs, will be accurate. In the event that the Company experiences lower customer demand, lower prices for its products and services, or higher expenses than it forecasted or if the Company underperforms relative to its forecast, the Company could experience negative cash flows from operations, as has been the case in prior years, which would reduce its cash balances and liquidity.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, convertible notes, tax valuation accounts, equity–based compensation, revenue and leases. Actual results could differ materially from those estimates.

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

We charge cost of sales for inventory provisions to write-down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of our inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written-off or written-down, it creates a new cost basis for the inventory that is not subsequently written-up.

See Note 6, Inventory, for further information and related disclosures.

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

The allowance for credit losses for the year ended December 31 is comprised of the following (in thousands):

	2021	2020
Beginning balance	$445	—
Provisions	123	684
Write-offs	(428)	(239)
	$140	$445

The write-offs recorded during the year ended December 31, 2021 and 2020, were primarily due to a one time restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables.

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

For the years ended December 31, 2021 and 2020, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2021 and 2020.

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

Product warranty reserve activity for the years ended December 31 is as follows (in thousands):

	2021	2020	2019
Beginning balance	$232	$403	$215
Provisions	(22)	13	411
Warranty cost incurred	(71)	(184)	(223)
	$139	$232	$403

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

Extinguishment of Debt

The Company accounts for an extinguishment of debt when it's relieved of it’s obligation to pay the debt, or when it is is legally released from being the primary obligor under the liability, either judicially or by the creditor.

In an early extinguishment of debt through exchange for common stock, the reacquisition price of the extinguished debt is determined by the value of the common stock issued or the value of the debt—whichever is more clearly evident. Gains or losses on extinguishment of debt is determined by comparing the consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.

Accounting for Government Assistance

There is no GAAP that specifically addresses the accounting by business entities for government assistance and tax credits. Absent authoritative accounting standards, interpretative guidance issued and commonly applied by financial statement preparers allows for the selection of accounting policies amongst acceptable alternatives. The Company uses the facts and circumstances of the government assistance and tax credits received by the Company to determine the best accounting model.

The Paycheck Protection Program (“PPP”) Loan, was established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, through a significant expansion of the Small Business Administration (“SBA”) 7(a) loan program. During April 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million.

The Company elected to account for the PPP Note in accordance with ASC 470, Debt, with interest accrued in accordance with the interest method under ASC 835-30, Imputation of Interest. The Company recognized the entire PPP Note amount as a liability on the balance sheet, with interest accrued and expensed over the term of the loan. The Company did not impute additional interest at a market rate because transactions where interest rates are prescribed by governmental agencies are excluded from the scope of ASC 835-30. The PPP Note remained a liability until the Company was legally released from being the primary obligor under the liability (i.e. when the PPP Note was forgiven). During July 2021, the SBA informed the Company of its full forgiveness for the entire loan amount plus accrued interest, which was $4.8 million as of the date of forgiveness.

The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. As a result of the approval of the Company's application for forgiveness the Company recorded income from the extinguishment as a gain, recorded to other income (expense), net for the year ended December 31, 2021.

See Note 10, Long-Term Debt for further detail regarding the PPP Note.

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenues.

The Company determines revenue recognition through the following steps:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations
•Recognition of revenue as we satisfy a performance obligation

Product revenue is derived from the sale or rental of instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation of the unit consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Invoices are generally issued when revenue is recognized. Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant.

Service revenue is derived from the sale of extended service agreements which are generally non-cancellable. This revenue is recognized on a straight-line basis over the contract term beginning on the effective date of the contract because the Company is standing ready to provide services. Invoices are generally issued annually and coincide with the beginning of individual service terms.

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines relative standalone selling prices based on the price charged to customers for each individual performance obligation.

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2021.

Gross (Loss) Profit and Gross Margin

Gross profit consists of total revenue, net of allowances, less cost of sales. Cost of sales includes cost of materials, direct labor, equity-based compensation, facility and other manufacturing overhead costs for consumable tests and instruments sold to customers. Cost of sales for instruments also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement. Cost of sales includes repair and maintenance cost for instruments covered by a service agreement or instruments covered by a reagent rental agreement. Cost of sales also includes warranty related costs.

The Company’s overall gross margin was (3)%, 40% and 47% for the years ended December 31, 2021, 2020 and 2019, respectively.

The decrease in gross profit for fiscal year 2021 included a $4.5 million write down of inventory. No write-downs of inventory were recorded for years ended December 31, 2020 and 2019. None of this inventory had been sold to customers for the year ended December 31, 2021.

The Company manufactures pre-launch inventory in advance of regulatory approval. This inventory is expensed before an economic benefit is probable. Pre-launch inventory sold to customers, previously not capitalized and expensed in a previous year for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.1 million and $0.5 million, respectively.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Restructure Activity

During the year ended December 31, 2020, following the completion of a strategic review of the Company's Europe, Middle East and Africa (“EMEA”) business, the Company's board of directors (the “Board”) approved a plan to reduce its workforce, focus the geographies it plans to operate in, and terminate agreements with some distributors in geographies it plans on exiting (collectively, the “EMEA Restructuring Plan”). As of December 31, 2020, the Company substantially completed the workforce reduction portion of the EMEA Restructuring Plan. Restructuring charges are primarily comprised of employee severance and other post-employment benefits. The Company evaluates the nature of these costs to determine if they relate to on-going benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company incurred expenses of $0.4 million during the year ended December 31, 2020, in connection with the EMEA Restructuring Plan which was primarily a component of ASC 712. These expenses were recorded as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss. No material restructuring liabilities were outstanding as of December 31, 2021 and 2020.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, which was adopted on January 1, 2019. We determine if an arrangement is or contains a lease and the type of lease at inception. The Company classifies leases as finance leases (lessee) or sales-type leases (lessor) when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that we are reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. Payments contingent on future events (i.e. based on usage) are considered variable and excluded from lease payments for the purposes of classification and initial measurement. Several of the Company’s leases include options to renew or extend the term upon mutual agreement of the parties and others include one-year extensions exercisable by the lessee. None of the Company’s leases contain residual value guarantees, restrictions, or covenants.

To determine whether a contract contains a lease, the Company uses its judgment in assessing whether the lessor retains a material amount of economic benefit from an underlying asset, whether explicitly or implicitly identified, which party holds control over the direction and use of the asset, and whether any substantive substitution rights over the asset exist.

Lessee

Operating leases are included in right-of-use (“ROU”) assets and operating lease liabilities within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. We elect not to separate the lease components from the non-lease components for all classes of underlying assets. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option. As of December 31, 2021 and 2020 the Company was not a party to any finance lease arrangements.

The Company’s operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions.

Lessor

The Company leases instruments to customers under commercial “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, the amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

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
•Expected term: The estimate expected term for employee awards is based on a simplified method that considers an insufficient history of employee exercises. For consultant awards, the estimated expected term is the same as the life of the award.
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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested RSUs. Potentially dilutive common shares would also include common shares that would be outstanding if the Notes and the Series A Preferred Stock at the balance sheet date were converted and shares issuable in connection with a securities purchase agreement. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832). ASU 2021-10 requires certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution model by analogy. This ASU is effective for us on January 1, 2022, with early adoption permitted. The Company early adopted these disclosure requirements and applied them to its disclosure of the CARES Act in 2021 and 2020.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of December 31, 2021, three of the Company's financial institutions held 72%, 13% and 2% of the Company’s cash and cash equivalents, respectively. As of December 31, 2020, three of the Company's financial institutions held 14%, 53% and 16% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 13% of the Company's net accounts receivable balance as of December 31, 2021. None of the Company's customers accounted for 10% or more of the net accounts receivable balance as of December 31, 2020.

The Company did not have any customers that represented 10% or more of the Company’s total revenue for the years ended December 31, 2021, 2020 and 2019.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31 (see Note 2, Summary of Significant Accounting Policies for further information):

	2021
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,563	$—	$—	$5,563
Commercial paper	—	200	—	200
Total cash and cash equivalents	5,563	200	—	5,763
Equity investments:
Mutual funds	841	—	—	841
Total equity investments	841	—	—	841
Debt securities available-for-sale:
Certificates of deposit	—	1,351	—	1,351
US Treasury securities	250	—	—	250
Commercial paper	—	8,046	—	8,046
Corporate notes and bonds	—	13,232	—	13,232
Total debt securities available-for-sale	250	22,629	—	22,879
Total assets measured at fair value	$6,654	$22,829	$—	$29,483

	2020
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$19,276	$—	$—	$19,276
Commercial paper	—	885	—	885
Total cash and cash equivalents	19,276	885	—	20,161
Equity investments:
Mutual funds	357	—	—	357
Total equity investments	357	—	—	357
Debt securities available-for-sale:
Certificates of deposit	—	5,825	—	5,825
US Treasury securities	5,923	—	—	5,923
Commercial paper	—	10,604	—	10,604
Corporate notes and bonds	—	9,779	—	9,779
Total debt securities available-for-sale	5,923	26,208	—	32,131
Total assets measured at fair value	$25,556	$27,093	$—	$52,649

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

There were no transfers between levels during the year ended December 31, 2021.

The Company has Notes, as described in Note 11, Convertible Notes. At December 31, 2021, the Notes had an outstanding principle of $120.5 million with a fair value of $89.4 million. At December 31, 2020, the Notes had an outstanding principle of $171.5 million with a fair value of $98.7 million. The fair value of the Notes is typically correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. The fair value of the Notes is classified as Level 2 within the fair value hierarchy.

For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities classified as available-for-sale at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS
2021
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,351	$—	$—	$1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	8,048	—	(2)	8,046
Corporate notes and bonds	13,245	—	(13)	13,232
Total	$22,894	$—	$(15)	$22,879

AVAILABLE-FOR-SALE INVESTMENTS
2020
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,820	$5	$—	$5,825
U.S. Treasury securities	5,908	15	—	5,923
Commercial paper	10,603	1	—	10,604
Corporate notes and bonds	9,779	1	(1)	9,779
Total	$32,110	$22	$(1)	$32,131

The following table summarizes the maturities of the Company’s debt securities classified as available-for-sale at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$22,663	$22,649	$32,110	$32,131
Due in 1-5 years	231	230	—	—
Total	$22,894	$22,879	$32,110	$32,131

Proceeds from sales of marketable securities (including principal payments) for the years ended December 31, 2021, 2020 and 2019, were $0.3 million, $0.0 million and $14.5 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from sales of marketable securities for the years ended December 31, 2021, 2020 and 2019. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019. No unrealized losses on debt securities available-for-sale have been recognized in income for the years ended December 31, 2021, 2020 and 2019 as the issuers of such securities held by us were of high credit quality.

As of December 31, 2021 and 2020, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%. As of December 31, 2021 and 2020, there were no debt securities available-for-sale in a material unrealized loss position.

As of December 31, 2021 the Company carried debt securities available-for-sale that were certificates of deposits, which were not covered by a rating agency or the credit rating was below the Company's minimum credit rating. As of December 31, 2021 all of the Company's certificate deposits were below the FDIC's insurance limit of $250,000 per depositor which mitigated the Company's investment risk. All other debt securities available-for-sale had a credit rating of A- or better as of December 31, 2021.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at December 31, 2021 and 2020 were $0.8 million and $0.4 million, respectively. There were no material unrealized gains or losses on equity securities recorded in income for the years ended December 31, 2021 and 2020. These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities during the years ended December 31, 2021 and 2020.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventories consisted of the following at December 31 (in thousands):

	2021	2020
Raw materials	$1,343	$4,891
Work in process	1,625	1,942
Finished goods	2,099	2,383
Inventory	$5,067	$9,216

During the year ended December 31, 2021, the Company recorded a charge of $4.5 million to cost of sales to write-down excess quantities of instrument raw materials and work in process inventory.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31 (in thousands):

	2021	2020
Computer equipment	$3,181	$3,608
Technical equipment	3,285	3,789
Facilities	3,675	3,693
Instruments	5,364	5,880
Capital projects in progress	683	—
Total property and equipment	$16,188	$16,970
Accumulated depreciation	(10,799)	(10,835)
Net property and equipment	$5,389	$6,135

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $2.0 million, $2.4 million and $2.3 million, respectively.

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at December 31 (in thousands):

	2021	2020
Instruments at cost under operating leases	$3,110	$3,750
Accumulated depreciation under operating leases	(1,165)	(1,120)
Net property and equipment under operating leases	$1,945	$2,630

NOTE 8. LICENSE AGREEMENTS AND GRANTS

National Institute of Health Grant

In February 2015, the National Institute of Health awarded Denver Health and the Company a five-year, $5.0 million grant to develop a fast and reliable identification and categorical susceptibility test for carbapenem-resistant Enterobacteriaceae directly from whole blood. The cumulative award amount under these subawards is $1.6 million. The amounts invoiced for the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.1 million and $0.3 million, respectively. The amounts invoiced were a reduction of research and development expenses a component of operating expenses. Subsequent to the original term of the grant the National Institute of Health has provided incremental annual extensions that have allowed the Company to continue to provide additional services.

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

Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of December 31 follows (in thousands):

	2021	2020
Products and services not yet delivered	$451	$376
Deferred revenue	$451	$376

We recognized $0.3 million, $0.2 million and $0.2 million of revenues during the years ended December 31, 2021, 2020 and 2019, respectively, that were included in the contract liabilities balances at the beginning of the period. No material amount of revenue recognized during the current period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2021, $10.3 million of revenue is expected to be recognized from remaining performance obligations under existing customer contracts. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 10. LONG-TERM DEBT

As of December 31, 2021 and December 31, 2020, long-term debt consisted of the following (in thousands):

	2021	2020
PPP Loan - 1% interest	$—	$4,812
Other Loans - various interest	80	400
Total debt	80	5,212
Current portion of long-term debt	80	553
Long-term debt	$—	$4,659

Other notes payable

The Company entered into three loan agreements with two capital asset financing companies in 2020. Loan proceeds were $0.8 million, with interest rates ranging from 9.8% to 12.4% and maturities becoming due through 2022. As of December 31, 2021, the current portion of long-term debt was $0.1 million.

PPP Loan

During April 2020, the Company entered into the PPP Note evidencing an unsecured loan in the amount of $4.8 million made to the Company under the PPP. The PPP was established under the CARES Act and is administered by the SBA.

During September 2020, the Company's loan provider amended the PPP Note per the Paycheck Protection Program Flexibility Act (“PPP Flexibility Act”), which was enacted after the PPP Note was approved and funded. The PPP Flexibility Act amended the CARES Act to require that all PPP notes made prior to June 5, 2020 be extended to a 5-year term. In accordance with this amendment the PPP Notes’ original maturity date of April 14, 2022 was amended to April 14, 2025. The original terms of the loan required 18 monthly payments of principal and interest in the amount of $0.3 million starting November 14, 2020. The amended terms required 45 monthly payments of principal and interest in the amount of $0.1 million starting August 14, 2021. The PPP Note’s interest rate was unchanged and bore an interest at a rate of 1% per annum.

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

During January 2021, the Company submitted its application for forgiveness to the lender. During July 2021, the SBA informed the Company of its full forgiveness for the entire loan amount plus accrued interest, which was $4.8 million as of the date of forgiveness. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. With approval of the Company's application for forgiveness the Company recorded a gain on extinguishment of $4.8 million during the year ended December 31, 2021.

NOTE 11. CONVERTIBLE NOTES

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes are the Company's senior unsecured obligations and mature on March 15, 2023 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. Upon conversion of the Notes, the Company will pay or deliver, as may be the case, cash, shares of the Company’s common stock, or a combination thereof, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company will pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year.

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

The Notes consisted of the following at December 31 (in thousands):

	2021	2020
Outstanding principal	$120,500	$171,500
Unamortized debt discount	(11,787)	(28,524)
Unamortized debt issuance	(729)	(1,765)
Net carrying amount of the liability component	$107,984	$141,211

Interest expense consisted of the following at December 31 (in thousands):

	2021	2020	2019
Contractual coupon interest	$3,934	$4,288	$4,288
Amortization of the debt discount	10,869	10,518	9,388
Amortization of debt issuance costs	672	651	581
Total interest expense on convertible notes	$15,475	$15,457	$14,257

As of December 31, 2021, no Notes were convertible pursuant to their original terms.

During the year ended December 31, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock (the “Exchange Transactions”). During the year ended December 31, 2021, $51.0 million in aggregate principal amount of Notes (the “Exchanged Principal”), with a carrying value of $44.8 million, were exchanged for 6,602,974 shares of the Company's common stock, valued at $38.9 million in the Exchange Transactions. See Note 19, Stockholder's Equity for additional information.

The Company accounted for the Exchange Transactions as an extinguishment of debt. The Exchange Transactions resulted in a net gain of $5.9 million reflected in other income (expense), net in the consolidated statement of operations during the year ended December 31, 2021. The Extinguishment Transactions resulted in a reduction of $6.2 million of unamortized debt discount and issuance cost during the year ended December 31, 2021. The Company incurred $0.9 million of reacquisition costs, which was determined to be a component of liability and was recorded as an offset to gain on extinguishment of debt during the year ended December 31, 2021. After giving effect to such exchanges, the total principal amount of the Notes outstanding as of December 31, 2021 was $120.5 million.

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses at of the following at December 31 (in thousands):

	2021	2020	2019
Shares issuable upon the release of restricted stock awards	2,090	526	14
Shares issuable upon exercise of stock options	7,193	8,045	10,133
	9,283	8,571	10,147

Potentially dilutive common shares would include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 11, Convertible Notes, upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of December 31, 2021, no Notes were convertible pursuant to the original terms. After giving effect to the Exchange Transactions, the total principal amount of the Notes outstanding as of December 31, 2021 was $120.5 million. The number of shares of common stock issuable upon conversion of the Notes based on the initial conversion rate was approximately 3.9 million shares as of December 31, 2021. The total principal amount of the Notes outstanding as of December 31, 2020 and 2019, was $171.5 million. The number of shares of common stock issuable upon conversion of the Notes based on the initial conversion rate as of December 31, 2020, and 2019, was 5.5 million shares.

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

Potentially dilutive common shares would also include common shares that would be outstanding if Series A Preferred Stock were converted into common stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock is 3,954,546 as of December 31, 2021.

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The Company has two equity based compensation plans, which are discussed below:

2004 Omnibus Stock Option Plan

In December 2004, the Company’s stockholders approved the Omnibus Stock Option Plan. Authorized shares in this plan were 5,500,000. As of December 31, 2021, there were 3,465,001 options exercised during the life of the plan and 474,999 options remain outstanding. The 2004 Omnibus Stock Option Plan has been replaced by the 2012 Omnibus Equity Incentive Plan, so no further options are available for grant.

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

As of December 31, 2021, there were 1,614,598 options exercised and 942,953 RSUs, performance awards and stock grants issued, during the life of the plan. There were 8,807,723 shares underlying these equity awards outstanding, leaving 3,312,226 available for grant.

Combined Stock Option Plans

The following table summarizes option activity under all plans during the years ended December 31, 2021 and 2020 and shows the exercisable shares as of December 31, 2021:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2020	10,132,562	$12.28
Granted	1,738,083	8.53
Forfeited	(713,070)	14.23
Exercised	(2,631,935)	2.30
Expired	(480,179)	18.62
Options Outstanding December 31, 2020	8,045,461	14.18
Granted	489,804	7.09
Forfeited	(370,106)	14.04
Exercised	(426,762)	3.79
Expired	(545,857)	19.85
Options Outstanding December 31, 2021	7,192,540	13.89
Exercisable December 31, 2021	4,865,369	14.44

The cash received from the exercise of options during the year ended December 31, 2021 was $1.6 million and the tax benefit realized was zero for the same period. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $3.3 million, $23.5 million and $2.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The total fair value of options vesting during the period was $11.1 million, $9.0 million, and $9.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model. The table below summarizes the inputs used to calculate the estimated fair value of options awarded for the years ended December 31:

	2021	2020	2019
Expected term (in years)	5.79	5.94	6.28
Volatility	65%	58%	60%
Expected dividends	—	—	—
Risk free interest rates	1.1%	0.6%	2.1%
Estimated forfeitures	—%	—%	—%
Weighted average fair value	$4.09	$4.49	$8.33

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2021:

	Options Outstanding	Options Exercisable
Number of options	7,192,540	4,865,369
Weighted average remaining contractual term (in years)	5.69	4.69
Weighted average exercise price	$13.89	$14.44
Weighted average fair value	$8.64	$8.91
Aggregate intrinsic value (in millions)	$1.5	$1.5

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $5.22 on the last trading day of 2021 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair value of the Company’s stock.

The following table summarizes RSU and stock grant activity during the years ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs & Stock Grants Outstanding January 1, 2020	14,332	$16.66
Granted	813,256	11.44
Forfeited	(98,398)	11.66
Vested/released	(202,776)	12.41
RSUs & Stock Grants outstanding December 31, 2020	526,414	11.17
Granted	2,704,948	11.23
Forfeited	(479,472)	11.01
Vested/released	(661,708)	12.23
RSUs & Stock Grants outstanding December 31, 2021	2,090,182	10.77

The total fair value of RSUs and stock grants vested and released during the period was $8.1 million, $2.7 million, and $0.2 million for the years ending December 31, 2021, 2020 and 2019, respectively.

The Company records compensation cost based on the fair value of the award. The table below summarizes the weighted average fair value of RSUs and stock grants awarded for the years ending December 31:

	2021	2020	2019
Weighted average fair value	$11.23	$11.44	$20.32

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to share-based compensation for the years ended December 31 (in thousands) is as follows:

	2021	2020	2019
Cost of Sales	$325	$351	$277
Research and development	4,102	4,035	4,115
Sales, general and administrative	17,620	12,078	8,226
Total equity-based compensation expense	$22,047	$16,464	$12,618
Recognized tax benefit	$—	$—	$—

The share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the years ended December 31 (in thousands) is as follows:

	2021	2020	2019
Cost capitalized to inventory	$401	$253	$409

As of December 31, 2021, unrecognized equity-based compensation cost related to unvested stock options, and unvested RSUs was $5.3 million and $11.6 million, respectively. This is expected to be recognized over the years 2022 through 2026.

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

During 2018, the Company granted 225,000 performance-based stock options. Of these performance-based stock options performance obligations had been met for 75,000 options which became exercisable in a prior period. The remaining 150,000 options were forfeited due to the performance targets not being achieved in prior periods. During the year ended December 31, 2021, 75,000 performance-based stock options expired as they weren't exercised. Of these performance-based stock options, none were outstanding as of December 31, 2021.

During 2020, the Company granted another 105,000 performance-based stock options. Of these performance-based stock options, performance obligations had been met for 90,000 options which became exercisable. This included 45,000 performance-based stock options which vested during the year ended December 31, 2021, and the remaining 45,000 performance-based stock options vesting during the prior year. During the year ended December 31, 2021, 15,000 performance-based stock options were forfeited due to the performance targets not being achieved. Of these performance-based stock options, 90,000 were outstanding and exercisable as of December 31, 2021.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the years ending December 31 (in thousands):

	2021	2020	2019
Performance-based stock option expense	$230	$215	$107

Included in the above-noted RSU outstanding amount are performance-based RSUs which vest only upon the achievement of certain targets. Performance-based RSUs contingently vest over a period of 1 to 3 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

During 2020, the Company granted 364,338 performance-based RSUs. During the year ended December 31, 2021 and 2020, 84,000 and 81,000, of these performance-based RSUs were released due to the performance obligations being achieved, respectively. During the year ended December 31, 2021 and 2020, 9,369 and 23,995 of these performance-based RSUs were forfeited, respectively, due to performance obligations not being achieved or employees separating from the Company. Of these performance-based RSUs, 165,974 of these were outstanding as of December 31, 2021.

During 2021, the Company granted 233,472 performance-based RSUs. None of these performance-based RSUs have been released. During the year ended December 31, 2021, 121,666 performance-based RSUs were forfeited for performance obligations not being achieved or employees separating from the Company. Of these performance-based RSUs, 111,806 of these were outstanding as of December 31, 2021.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the years ending December 31 (in thousands):

	2021	2020	2019
Performance-based RSU expense	$818	$810	$—

NOTE 14. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	2021	2020	2019
U.S. Domestic	(68,131)	(66,482)	(70,452)
Foreign	(9,526)	(11,721)	(13,964)
Net loss before income taxes	$(77,657)	$(78,203)	$(84,416)

The components of the provision for income taxes for the years ended December 31 is presented in the following table:

	2021	2020	2019
Current:
Federal	$—	$—	$—
State	(18)	(1)	(8)
Foreign	(27)	(4)	119
Total (provision) benefit	(45)	(5)	111
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total (provision) benefit	$(45)	$(5)	$111

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes for the years ended December 31 are as follows (in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$93,056	$81,733
General business credit	16,364	15,484
Stock options	14,851	13,366
Intangible assets, definite-lived	8,047	55
Inventory	1,790	588
Operating lease liability	734	846
Property & equipment	284	206
Other	339	284
Total deferred tax assets	135,465	112,562
Valuation allowance	(131,839)	(104,585)
Deferred tax assets	$3,626	$7,977

Deferred tax liabilities:
Debt amortization	$(2,933)	$(7,229)
Right of use asset	$(693)	$(748)
Total deferred tax liabilities	$(3,626)	$(7,977)

Net deferred taxes	$—	$—

As of December 31, 2021, the Company has generated regular tax federal net operating losses (“NOLs”) of approximately $372.1 million. As a result of the Tax and Jobs Act (the “TCJA”), for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can be carried forward for up to 20 years. Of the Company's total federal net operating loss of $372.1 million, $170.6 million will begin to expire in 2023 and $201.4 million will not expire but will only offset 80% of taxable income generated in tax years after 2020.

As of December 31, 2021, the Company has generated state net operating losses of approximately $361.8 million. The Company's state net operating losses will begin to expire in 2033.

As of December 31, 2020, the Company has generated $13.5 million of federal research and development (“R&D”) tax credits which begin to expire in 2032.

As of December 31, 2020, the Company has generated $10.9 million of state R&D tax credits which begin to expire in 2032.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, utilization of the Company’s NOLs and R&D tax credits may be subject to substantial annual limitation if certain ownership changes occur during a three-year testing period as defined by the Internal Revenue Code.

The net deferred tax asset valuation allowance is $131.8 million as of December 31, 2021, compared to $104.6 million as of December 31, 2020. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its deferred tax assets.

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

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are the extension of the carryback period of certain losses to five years, and the suspension of the 80 percent limitation imposed by the TCJA on utilization of NOLs generated in 2018, 2019 and 2020 to offset taxable income generated in tax years prior to 2021. The CARES Act also increased the ability to deduct interest expense from 30 percent, as imposed by the TCJA, to 50 percent of modified taxable income. The CARES Act also provides for a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2021 and December 2022 and enhanced small business loans to assist business impacted by the pandemic. The Company’s tax provision and financial position was not materially impacted by the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended and modified many of the tax related provisions of the CARES Act. This did not have a material impact to the Company.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31 is as follows:

	12/31/2021	12/31/2020	12/31/2019
U.S. federal statutory income tax rate	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal tax benefit	(4.26)%	(4.95)%	(3.83)%
Permanent and other differences	(9.01)%	2.35%	(0.25)%
Loan forgiveness	(1.31)%	—%	—%
Change in tax rates	0.02%	(0.05)%	0.16%
Tax rate differential	2.30%	3.09%	3.28%
Unrecognized tax benefits	2.64%	1.34%	0.79%
Nondeductible equity and other compensation	1.72%	(3.38)%	1.12%
Credit for increased research activities	(6.19)%	(6.29)%	(2.80)%
Change in valuation allowance	35.15%	28.89%	22.40%
	0.06%	—%	(0.13)%

The Company's uncertain tax positions at December 31 as follows (in thousands):

	2021	2020	2019
Balance at beginning of year	$4,866	$3,712	$2,983
Increases for prior positions	2,359	—	7
Increases for current year positions	1,746	1,154	724
Other increases	—	—	—
Decreases due to settlements	(1,415)	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—
Other decreases	—	—	(2)
Balance at end of year	$7,556	$4,866	$3,712

These uncertain positions are not expected to change within the next twelve months. Of the $7.6 million of uncertain tax positions, $0.1 million would impact the effective tax rate, if reversed. The Company accounts for interest on uncertain tax positions within tax expense. The Company's foreign subsidiaries are subject to applicable jurisdiction examination for all years of operations. The Company has adequate tax attributes available to utilize against its uncertain tax positions in a given year. As a result the Company does not accrue interest or penalties against its uncertain tax positions.

The Company incurred net operating losses since inception that are subject to adjustment under Internal Revenue Service (“IRS”) and state examination. In the first quarter of 2021, the Company was informed by the IRS that they would begin an examination of the Company’s 2018 tax year. The Company substantially completed the IRS audit of the 2018 tax year during 2021. The IRS assessed an adjustment reducing the Company's 2018 R&D tax credit. The IRS assessed an adjustment reducing the Company's 2018 NOL. The Company has removed the associated reserve for uncertain tax benefits in the current year and adjusted the deferred tax asset for the NOL and R&D credit carryforwards as a result of the audit settlement. No cash taxes, interest or penalties were paid in connection with this settlement. The Company’s foreign income tax filings are subject to examination by the appropriate foreign tax authorities. The Company is not otherwise currently under examination by tax authorities.

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

NOTE 16. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the years ended December 31 (in thousands):

	2021	2020
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$680	$712
ROU assets obtained in exchange for lease obligations
Operating leases	—	17
Lease Cost
Operating leases	1,095	1,052
Short-term leases	$80	$66

The weighted average remaining lease term on our operating leases is 3.5 years. The weighted average discount rate on those leases is 7.1%.

The following presents maturities of operating lease liabilities in which we are the lessee as of December 31, 2021 (in thousands):

2021
2022	$856
2023	968
2024	1,055
2025	600
2026	—
Thereafter	—
Total lease payments	3,479
Less imputed interest	(429)
$3,050

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our consolidated balance sheet. As of December 31, 2021, the total net investment in these leases was $3.2 million. The following presents maturities of lease receivables under sales-type leases as of December 31, 2021 (in thousands):

2021
2022	$1,309
2023	937
2024	444
2025	88
2026	431
Thereafter	—
3,209

NOTE 17. INDUSTRY, GEOGRAPHIC, AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 14%, 8% and 28% of total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, balances due from foreign customers, in U.S. dollars, were $0.7 million and $0.3 million, respectively.

The following presents long-lived assets (excluding intangible assets) by geographic territory at December 31 (in thousands):

	2021	2020
Domestic	$5,014	$5,658
Foreign	375	477
	$5,389	$6,135

The following presents total net sales by geographic territory for the years ended December 31 (in thousands):

	2021	2020	2019
Domestic	$10,121	$10,305	$6,705
Foreign	1,661	860	2,592
Net sales	$11,782	$11,165	$9,297

The following presents total net sales by line of business for the years ended December 31 (in thousands):

	2021	2020	2019
Accelerate Pheno revenue	$11,628	$11,025	$9,132
Other revenue	154	140	165
Net sales	$11,782	$11,165	$9,297

The following presents total net sales by products and services for the years ended December 31 (in thousands):

	2021	2020	2019
Products	$10,430	$10,336	$8,839
Services	1,352	829	458
Net sales	$11,782	$11,165	$9,297

Lease income included in net sales was $1.9 million, $3.6 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, which does not represent revenues recognized from contracts with customers.

NOTE 18. SUPPLEMENTAL DATA (UNAUDITED)

The following is a summary of unaudited selected quarterly financial information for the three months ended 2021 (in thousands, except per share data):

	December 31,	September 30,	June 30,	March 31,
Net sales	$3,344	$3,122	$2,798	$2,518
Gross (loss) profit	$(3,317)	$986	$1,053	$897
Loss from operations	$(19,411)	$(14,532)	$(17,590)	$(20,027)
Net loss	$(22,803)	$(8,986)	$(21,674)	$(24,239)
Basic and diluted net loss per share	$(0.34)	$(0.15)	$(0.36)	$(0.41)

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

NOTE 19. STOCKHOLDER'S EQUITY

At-The-Market Equity Sales Agreement

During May 2021, the Company entered into an Equity Sales Agreement (the “ATM Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the ATM Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended (the “Securities Act"). The Company is not obligated to sell any shares under the ATM Sales Agreement. The Board has authorized management to sell up to a specified number of shares under the Sales Agreement within certain share price levels. The Board may choose to change such share number and share price authorizations at any time. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the year ended December 31, 2021, the Company sold 2,092,497 shares of common stock under the ATM Sales Agreement for aggregate gross proceeds of $10.9 million, which was recorded to contributed capital.

December 2020 Securities Purchase Agreement

During December 2020, the Company entered into a securities purchase agreement (the “December 2020 Securities Purchase Agreement”) with Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips, or entities affiliated with such persons (collectively, the “Original Purchasers”), for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock (the “Shares”), to the Original Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Each of Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips is a member of the Board. Mr. Phillips also serves as the Company’s President and Chief Executive Officer. Additionally, during December 2020, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Original Purchasers in connection with the December 2020 Securities Purchase Agreement pursuant to which the Company agreed to register the resale of the Shares pursuant to the terms set forth therein.

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

On September 30, 2021, the Company closed the final third tranche in connection with the December 2020 Securities Purchase Agreement and received total proceeds of approximately $0.5 million. In accordance with the Rescission Agreement, the Schuler Purchasers did not participate in the third tranche. During the year ended December 31, 2021, the Company issued 201,820 Shares and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement, which were recorded to contributed capital, after giving effect to the Rescission Agreement.

September 2021 Securities Purchase Agreement

During September 2021, the Company entered into a new securities purchase agreement (the “September 2021 Securities Purchase Agreement”) with the Schuler Purchasers for the issuance and sale by the Company of an aggregate of 3,954,546 shares of the Company’s newly designated Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”), to the Schuler Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Pursuant to the September 2021 Securities Purchase Agreement, the Schuler Purchasers agreed to purchase the Series A Preferred Shares at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million.

The September 2021 Securities Purchase Agreement contemplated that the closing of the purchase and sale of the Series A Preferred Shares would occur in two tranches. The first tranche closed on the date of the execution of the September 2021 Securities Purchase Agreement whereby an aggregate of 2,636,364 Series A Preferred Shares were issued and sold to the Schuler Purchasers. On October 29, 2021, the Company closed the final second tranche in connection with the September 2021 Securities Purchase Agreement for an aggregate of 1,318,182 Series A Preferred Shares. During the year ended December 31, 2021, the Company issued 3,954,546 shares of Series A Preferred Stock to the Schuler Purchasers and received total proceeds of approximately $30.5 million under the September 2021 Securities Purchase Agreement, which were recorded to contributed capital.

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

Convertible Notes Exchange Agreements

During the year ended December 31, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock. During the year ended December 31, 2021, certain holders of the Notes exchanged $51.0 million in aggregate principal amount of Notes for 6,602,974 shares with a value of $38.9 million which was recorded to contributed capital. See Note 11, Convertible Notes, for additional information.

NOTE 20. RELATED PARTY TRANSACTIONS

Convertible notes

As discussed in Note 11, Convertible Notes, the Company issued Notes in March 2018. The Schuler Family Foundation (the “Foundation”) purchased an aggregate of $30.0 million of the Notes in the March 2018 offering on the same terms as those under which other investors purchased the Notes, although no discount or commission in respect of such notes purchased by the Foundation was paid by the Company to the initial purchasers of the Notes. During 2019, the Foundation purchased an additional $12.0 million of Notes on the open market. Jack W. Schuler, a member of our Board, is the President of the Foundation.

During the year ended December 31, 2021, the Foundation transferred by gift the $42.0 million aggregate principal amount of Notes held by the Foundation to the Schuler Initiative Supporting Charitable Trust (the “Supporting Organization”), a tax-exempt organization that is not an affiliate of Jack W. Schuler.

In connection with the Exchange Transactions discussed in Note 19, Stockholder's Equity, the Supporting Organization exchanged $42.0 million in aggregate principal amount of Notes held by it for 5,428,699 shares of the Company's common stock. Using the closing stock price on September 22, 2021 of $5.81, the 5,428,699 shares of the Company's common stock were determined to have a value of $31.5 million which was recorded to contributed capital during the year ended December 31, 2021.

The Supporting Organization had the same or similar terms as the other holders of Notes that participated in the Exchange Transactions. The Company determined the Exchange Transactions were in accordance with extinguishment accounting and were accounted for as an extinguishment of debt opposed to a capital transaction.

See Note 11, Convertible Notes and Note 19, Stockholder's Equity, for additional information.

December 2020 Securities Purchase Agreement

On December 24, 2020, the Company entered into the December 2020 Securities Purchase Agreement with the Original Purchasers for the issuance and sale by the Company of the Shares. Additionally, on December 24, 2020, the Company entered into the Registration Rights Agreement with the Original Purchasers pursuant to which the Company agreed to register the resale of the Shares pursuant to the terms set forth therein. The Original Purchasers are comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. See Note 19, Stockholder's Equity, for further information.

On September 17, 2021, the Company entered into the Rescission Agreement with the Schuler Purchasers and the Schuler Trust, an entity affiliated with Jack W. Schuler, pursuant to which, effective as of January 29, 2021, the Company and the Schuler Purchasers agreed to rescind and unwind the December 2020 Securities Purchase Agreement and the Registration Rights Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of an aggregate of 2,636,364 Shares in the first two tranche closings and the third tranche under the December 2020 Purchase Agreement, had never occurred with respect to the Schuler Purchasers and the Company. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his. See Note 19, Stockholder's Equity, for further information.

During the year ended December 31, 2021, the Company issued 201,820 Shares and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement after giving effect to the Rescission Agreement.

September 2021 Rescission Agreement

On September 22, 2021, the Company entered into the September 2021 Securities Purchase Agreement with the Schuler Purchasers for the issuance and sale by the Company of the Series A Preferred Shares. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his. For the year ended December 31, 2021, the Company issued 3,954,546 Series A Preferred Shares and received total proceeds of approximately $30.5 million under the September 2021 Securities Purchase Agreement. See Note 19, Stockholder's Equity, for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2021, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Company’s Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Form 10-K does not include an attestation report of our independent registered public accounting firm because, as a “smaller reporting company” and non-accelerated filer, our independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 14. Principal Accountant Fees and Services

The information required by this Item will be disclosed in the Proxy Statement and is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, and Financial Statement Schedules

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2019
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 8-K for the fiscal year ended August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018
4.2	Indenture, dated March 27, 2018 between Registrant and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.3	Form of 2.50% Convertible Senior Note due 2023 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.4	Description of our Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1*	Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 15, 2004
10.1.1*	Amendment to Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Annex C of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on May 17, 2012
10.1.2*	Form of Stock Option Award Agreement under Registrant’s 2004 Omnibus Stock Option Plan	Incorporated by reference to Exhibit 4.4 filed with the Registrant’s Form S-8 Registration Statement (No. 333-182930) on July 30, 2012
10.2	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.3*	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.4*
Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan (as amended by the First Amendment to the Accelr8 Technology Corporation 2012 Omnibus Equity Incentive Plan and the Second Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan)
Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.4.3*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
10.4.4*	Sixth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2020
10.4.5*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.4.6*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013

10.4.7*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.5	Securities Purchase Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.6	Registration Rights Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.7	Forward Stock Purchase Transaction, dated March 22, 2018, between Registrant and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.8*	2019 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.8.1*	Form of 2019 Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.9*	2020 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 8, 2020
10.9.1*	Form of 2020 Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on form 8-K filed on April 8, 2020
10.10*	Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.11	Rescission Agreement, dated September 17, 2021, by and among Registrant, the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust, Schuler Grandchildren LLC and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.12	Securities Purchase Agreement, dated September 22, 2021, by and among Registrant, the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.13	Form of Exchange Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

March 14, 2022	By: /s/ Jack Phillips
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

Signature	Title	Date

/s/ Jack Phillips Jack Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022

/s/ Steve Reichling Steve Reichling	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2022

/s/ John Patience John Patience	Chairman of the Board of Directors	March 14, 2022

/s/ Tom Brown Tom Brown	Director	March 14, 2022

/s/ Louise Francesconi Louise Francesconi	Director	March 14, 2022

/s/ Hany Massarany Hany Massarany	Director	March 14, 2022

/s/ Mark Miller Mark Miller	Director	March 14, 2022

/s/ Jack Schuler Jack Schuler	Director	March 14, 2022

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	March 14, 2022

/s/ Frank J.M. ten Brink Frank J.M. ten Brink	Director	March 14, 2022

/s/ Charles Watts, M.D. Charles Watts, M.D.	Director	March 14, 2022