Form 10-Q
period 2022-03-31
Accelerate Diagnostics, Inc
filed 2022-05-16
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022
OR
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

As of May 12, 2022, there were 79,436,137 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$13,654	$39,898
Investments	36,722	23,720
Trade accounts receivable	2,114	2,320
Inventory	5,505	5,067
Prepaid expenses	1,522	768
Other current assets	1,594	1,558
Total current assets	61,111	73,331
Property and equipment, net	5,108	5,389
Right of use assets	2,347	2,510
Other non-current assets	1,791	1,817
Total assets	$70,357	$83,047
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,717	$1,983
Accrued liabilities	4,086	2,853
Accrued interest	156	909
Deferred revenue	398	451
Current portion of long-term debt	82	80
Current portion of finance lease	76	—
Current operating lease liability	699	669
Total current liabilities	8,214	6,945
Finance lease, non-current	164	—
Operating lease liability, non-current	2,192	2,381
Other non-current liabilities	805	808
Convertible notes	115,758	107,984
Total liabilities	$127,133	$118,118

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of March 31, 2022 and December 31, 2021	4	4
Common stock, $0.001 par value;
100,000,000 common shares authorized with 68,711,633 shares issued and outstanding on March 31, 2022 and 100,000,000 common shares authorized with 67,649,018 shares issued and outstanding on December 31, 2021	69	68
Contributed capital	547,381	580,652
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(558,931)	(570,668)
Accumulated other comprehensive loss	(232)	(60)
Total stockholders’ deficit	(56,776)	(35,071)
Total liabilities and stockholders’ deficit	$70,357	$83,047

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net sales	$2,958	$2,518

Cost of sales	2,156	1,621
Gross profit	802	897

Costs and expenses:
Research and development	6,024	6,895
Sales, general and administrative	10,673	14,029
Total costs and expenses	16,697	20,924

Loss from operations	(15,895)	(20,027)

Other income (expense):
Interest expense	(917)	(4,090)
Gain on extinguishment of debt	2,646	—
Foreign currency exchange loss	9	(159)
Interest income	22	43
Other expense, net	(50)	(6)
Total other income (expense), net	1,710	(4,212)

Net loss before income taxes	(14,185)	(24,239)
Provision for income taxes	—	—
Net loss	$(14,185)	$(24,239)

Basic and diluted net loss per share	$(0.21)	$(0.41)
Weighted average shares outstanding	67,755	58,520

Other comprehensive loss:
Net loss	$(14,185)	$(24,239)
Net unrealized loss on debt securities available-for-sale	(93)	(19)
Foreign currency translation adjustment	(79)	(81)
Comprehensive loss	$(14,357)	$(24,339)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,185)	$(24,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616	659
Amortization of investment discount	54	49
Equity-based compensation	2,979	8,839
Amortization of debt discount and issuance costs	162	2,996
Loss on disposal of property and equipment	152	—
Gain on extinguishment of debt	(2,646)	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	(5)	(112)
Accounts receivable	206	(401)
Inventory	(653)	(683)
Prepaid expense and other	(714)	(292)
Increase (decrease) in liabilities:
Accounts payable	1,154	575
Accrued liabilities	1,081	183
Accrued interest	(751)	(1,048)
Deferred revenue and income	(53)	(19)
Deferred compensation	(3)	118
Net cash used in operating activities	(12,606)	(13,375)

Cash flows from investing activities:
Purchases of equipment	(447)	—
Purchase of marketable securities	(24,144)	(7,307)
Maturities of marketable securities	10,950	15,829
Net cash (used in) provided by investing activities	(13,641)	8,522

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,666
Proceeds from exercise of options	—	1,109
Proceeds from issuance of common stocks under employee purchase plan	77	80
Net cash provided by financing activities	77	11,855

Effect of exchange rate on cash	(74)	(57)

(Decrease) increase in cash and cash equivalents	(26,244)	6,945
Cash and cash equivalents, beginning of period	39,898	35,781
Cash and cash equivalents, end of period	$13,654	$42,726

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$220	$306
Supplemental cash flow information:
Interest paid	$1,506	$2,144
Extinguishment of Convertible Senior Notes through issuance of common stock	$1,258	$—

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2022	2021

Preferred stock shares outstanding
Beginning	3,955	—
Ending	3,955	—

Preferred stock
Beginning	$4	$—
Ending	$4	$—

Common stock shares outstanding
Beginning	67,649	57,608
Issuance of common stock	—	1,389
Exercise of options and restricted stock awards issued	154	554
Issuance of common stock under employee purchase plan	59	10
Issuance of shares to retire Convertible Notes	850	—
Ending	68,712	59,561

Common stock
Beginning	$68	$58
Proceeds from issuance of common stock	—	1
Exercise of Options	—	1
Issuance of shares to retire Convertible Notes	1	—
Ending	$69	$60

Contributed capital
Beginning	$580,652	$475,072
Cumulative effect of accounting changes	(37,438)	—
Proceeds from issuance of common stock	—	10,665
Exercise of options	—	1,108
Issuance of common stock under employee purchase plan	77	80
Issuance of shares to retire Convertible Notes	1,257	—
Equity-based compensation	2,833	8,932
Ending	$547,381	$495,857

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Accumulated deficit
Beginning	$(570,668)	$(492,966)
Cumulative effect of accounting changes	25,922	—
Net loss	(14,185)	(24,239)
Ending	$(558,931)	$(517,205)

Treasury stock
Beginning	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(60)	$91
Net unrealized loss on debt securities available-for-sale	(93)	(19)
Foreign currency translation adjustment	(79)	(81)
Ending	$(232)	$(9)

Total stockholders' deficit	$(56,776)	$(66,364)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 14, 2022.

The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2022, or any future period.

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

The COVID-19 pandemic has caused, business slowdowns or shutdowns in affected areas, both regionally and worldwide, which has significantly impacted our business and results of operations, starting in the first quarter of 2020. These impacts included diminished access to our customers, principally hospitals, which has severely limited our ability to sell or implement our products. Furthermore, our expected rate of growth of our consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials should the supply chains become disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. The COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in additional charges to cost of sales for excess inventories in the prior year.

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

Liquidity

The Company continues to assess liquidity needs and manage cash flows. As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand and cash flows from operations will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least one year from the date this Quarterly Report on Form 10-Q (this “Form 10-Q”) is issued. The Company’s view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 12 months from the date these condensed consolidated financial statements are filed, which is impacted by, among other things, various assumptions regarding demand and sales prices for our products. Our financial forecasts in recent periods have proven less reliable due to conditions created by the pandemic. As a result, there is no guarantee our financial forecast, which projects sufficient cash will be available to meet planned operating expenses and other cash needs, will be accurate. In the event that the Company experiences lower customer demand, lower prices for its products and services, or higher expenses than it forecasted or if the Company underperforms relative to its forecast, the Company could experience negative cash flows from operations, as has been the case in prior years, which would reduce its cash balances and liquidity.

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

The estimated fair value of the Company’s 2.50% Senior Convertible Notes due 2023 (the “Notes”) represents a Level 2 measurement. See Note 10, Convertible Notes for further detail on the Company’s Notes.

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

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the condensed consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive income (loss), a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of condensed consolidated statements of operations and comprehensive loss. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

The allowance for credit losses for the three months ended March 31, 2022 and 2021 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$140	$445
Provisions	23	31
Write-offs	(4)	(267)
	$159	$209

The write-offs recorded during the three months ended March 31, 2021 were in connection with a one-time restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of March 31, 2022 and December 31, 2021.

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

Warranty reserve activity for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$139	$232
Provisions	46	(22)
Warranty cost incurred	(9)	(26)
Ending balance	$176	$184

Convertible Notes

On January 1, 2022 the Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). As a result, the Notes are now accounted for as a single liability measured at their amortized cost. The Notes are no longer bifurcated between debt and equity, rather accounted for entirely as debt at face value net of any discount or premium and issuance costs. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of Notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase.

The Company classifies the Notes as a non-current liability as the Company has the ability to settle the Notes with shares of common stock.

See Note 2, Recently Issued Accounting Pronouncements and Note 10, Convertible Notes, for further information and related disclosures.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three months ended March 31, 2022.

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

The Company’s overall gross margin was 27% and 36% for the three months ended March 31, 2022 and 2021, respectively. The decrease was primarily due to increases in the costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period.

The Company manufactures pre-launch inventory in advance of regulatory approval. This inventory is expensed before an economic benefit is probable. Pre-launch inventory sold to customers, previously not capitalized and expensed in a previous year for each of the three months ended March 31, 2022 and 2021, is immaterial.

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

Lessee

Operating leases are included in right-of-use (“ROU”) assets and corresponding lease liabilities, and finance leases are included in Property and Equipment and corresponding lease liabilities within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

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

•Expected term: The estimated expected term for employee awards is based on a simplified method that considers an insufficient history of employee exercises. For consultant awards, the estimated expected term is the same as the life of the award.

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

See Note 12, Employee Equity-Based Compensation for further information.

Deferred Tax

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying condensed consolidated balance sheet. The change in deferred tax assets and liabilities for the period represents the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws in deferred tax assets and liabilities are reflected as an adjustment to the tax provision or benefit in the period of enactment.

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

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in the condensed consolidated statements of stockholders’ deficit.

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

See Note 11, Loss Per Share, for further information.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the update, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will no longer be available. This standard may be adopted through either a modified retrospective method of transition or a full retrospective method of transition. As the Company is a smaller reporting company as defined by the SEC, the guidance is effective for the Company beginning on January 1, 2023.

The Company adopted the standard on January 1, 2022 through application of the modified retrospective method of transition. The Company applied the standard to the Notes outstanding as of January 1, 2022, as discussed in Note 10, Convertible Notes.

As a result, the Notes are now accounted for as a single liability measured at their amortized cost. The Notes are no longer bifurcated between debt and equity and are instead accounted for entirely as debt at face value net of any discount or premium and issuance costs. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs.

On January 1, 2022, the cumulative effect of adoption resulted in an increase in the net carrying amount of the Notes, of $11.5 million, a decrease in additional-paid-in-capital of $37.4 million, and a decrease in accumulated deficit of $25.9 million. ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share. This change has no impact on the Company given the Company was already using the if-converted method to calculate diluted earnings per share.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Topic 815 - 40). ASU 2021-04 will codify the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. This ASU was adopted January 1, 2022, and did not impact the Company's consolidated financial statements at January 1, 2022.

Standards not yet adopted

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. ASU 2022-01 is related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not expect the update to have a material effect on our condensed consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 relates to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the update to have a material effect on our condensed consolidated financial statements.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of March 31, 2022, two of the Company's financial institutions held 54% and 30% of the Company’s cash and cash equivalents. As of December 31, 2021, two of the Company's financial institutions held 72% and 13% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 15% and 13% of the Company’s net accounts receivable balance as of March 31, 2022 and December 31, 2021, respectively.

The Company did not have any customers that represented 10% or more of the Company’s total revenue for the three months ended March 31, 2022 and 2021.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$558	$—	$—	$558
Corporate notes and bonds	—	152	—	152
Total cash and cash equivalents	558	152	—	710
Equity investments:
Mutual funds	845	—	—	845
Total equity investments	845	—	—	845
Debt securities available-for-sale:
Certificates of deposit	—	5,164	—	5,164
U.S. Treasury securities	15,728	—	—	15,728
Commercial paper	—	6,197	—	6,197
Corporate notes and bonds	—	8,788	—	8,788
Debt securities available-for-sale	15,728	20,149	—	35,877
Total assets measured at fair value	$17,131	$20,301	$—	$37,432

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,563	$—	$—	$5,563
Commercial paper	—	200	—	200
Total cash and cash equivalents	5,563	200	—	5,763
Equity investments:
Mutual funds	841	—	—	841
Total equity investments	841	—	—	841
Debt securities available-for-sale:
Certificates of deposit	—	1,351	—	1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	—	8,046	—	8,046
Corporate notes and bonds	—	13,232	—	13,232
Debt securities available-for-sale	250	22,629	—	22,879
Total assets measured at fair value	$6,654	$22,829	$—	$29,483

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

As described in Note 10, Convertible Notes, the Obligation to Exchange the Notes for common stock does not meet the definition of a freestanding instrument and is therefore embedded in the Notes. The Company concluded the $14.0 million of Notes has been extinguished and replaced by new notes with an embedded feature (the “New Notes”). The New Notes were elected to be carried using the at fair value option. The remaining principal of the New Notes was $12.3 million, with a fair value of $10.1 million on March 31, 2022. The estimated fair value of the New Notes represents a Level 2 measurement.

At March 31, 2022, the principal of the Notes excluding the New Notes was $106.5 million with a fair value of $73.7 million. At December 31, 2021, the Notes had an outstanding principal of $120.5 million with a fair value of $89.4 million. The fair value of the Notes represents a Level 2 measurement.

The fair value of the Notes is typically correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value.

See Note 10, Convertible Notes for further detail on the Company’s convertible notes.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,176	$1	$(13)	$5,164
U.S. Treasury securities	15,768	—	(40)	15,728
Commercial paper	6,219	—	(22)	6,197
Corporate notes and bonds	8,820	—	(32)	8,788
Total	$35,983	$1	$(107)	$35,877

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,351	$—	$—	$1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	8,048	—	(2)	8,046
Corporate notes and bonds	13,245	—	(13)	13,232
Total	$22,894	$—	$(15)	$22,879

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$35,348	$35,246	$22,663	$22,649
Due in 1-3 years	635	631	231	230
Total	$35,983	$35,877	$22,894	$22,879

There were no proceeds from sales of debt securities available-for-sale (including principal paydowns) for each of the three months ended March 31, 2022 and 2021. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no realized gains or losses from debt securities available-for-sale for the three months ended March 31, 2022 and 2021. No balances were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021. No unrealized losses on debt securities available-for-sale have been recognized in income for the three months ended March 31, 2022 and 2021, as the issuers of such securities held by us were of high credit quality.

As of March 31, 2022, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%.

As of March 31, 2022 the Company did not carry a material amount of debt securities available-for-sale that were below the Company's minimum credit rating. These debt securities available-for-sale are not subject to credit risk. All other debt securities available-for-sale had a credit rating of A- or better as of March 31, 2022.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities for each of the periods ended March 31, 2022 and December 31, 2021 was $0.8 million. There were no material unrealized gains or losses on equity securities recorded in income for each of the three months ended March 31, 2022 and

2021. These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three months ended March 31, 2022 and 2021.

NOTE 6. INVENTORY

Inventories consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,791	$1,343
Work in process	1,762	1,625
Finished goods	1,952	2,099
	$5,505	$5,067

During the fourth quarter of 2021, the Company took charges to cost of sales for inventory provisions primarily related to the write-down of excess quantities of instrument raw materials and work in process, whose inventory levels were higher than our updated forecasts of future demand for those products. Inventory provisions totaled $4.5 million during the fourth quarter of 2021. None of this inventory had been sold to customers for the three months ended March 31, 2022.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment	$3,652	$3,181
Technical equipment	3,285	3,285
Facilities	3,675	3,675
Instruments	4,901	5,364
Finance lease equipment	240	—
Capital projects in progress	238	683
Total property and equipment	$15,991	$16,188
Accumulated depreciation	(10,883)	(10,799)
Property and equipment, net	$5,108	$5,389

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.6 million, respectively.

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Instruments at cost under operating leases	$2,884	$3,110
Accumulated depreciation under operating leases	(1,061)	(1,165)
Net property and equipment under operating leases	$1,823	$1,945

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of March 31, 2022 and December 31, 2021 follows (in thousands):

	March 31,	December 31,
	2022	2021
Products and services not yet delivered	$398	$451

We recognized $0.2 million of revenues that were included in the beginning contract liabilities balances during the three months ended March 31, 2022 and $0.1 million of revenues that were included in the beginning contract liabilities balances during the three months ended March 31, 2021. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2022, $9.9 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 9. LONG-TERM DEBT

The Company entered into two loan agreements with one capital asset financing company in 2020. Loan proceeds were $0.2 million, with interest rates ranging from 9.8% to 12.4% and maturities becoming due through 2022.

As of March 31, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Loans - various interest	$82	$80
Current portion of long-term debt	82	80
Long-term debt	$—	$—

The following presents maturities of future principal obligations of long-term debt as of March 31, 2022 (in thousands):

Remainder of 2022	$82
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$82

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

The Company incurred issuance costs related to the issuance of the Notes which is amortized over the five-year contractual term of the Notes using the effective interest method. The effective interest rate on the Notes, including accretion of the Notes to par was 3.2%.

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

Interest expense during the three months ended March 31, 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual coupon interest	$753	$1,072
Amortization of debt issuance costs	162	175
Amortization of the debt discount	—	$2,821
Total interest expense on convertible notes	$915	$4,068

As of March 31, 2022 and December 31, 2021, no Notes were convertible pursuant to their original terms.

On March 21, 2022, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with a holder of the Company’s Notes. Under the terms of the Exchange Agreement, the note holder agreed to exchange with the Company $14.0 million in aggregate principal amount of Notes held by it in eight equal tranches as follows for each tranche: (a) 22.64 shares per $1,000 principal amount of Notes exchanged, plus (b) an additional number of shares of the Company’s common stock per $1,000 principal amount of Notes exchanged equal to the sum, for each of the trading days during a separate agreed upon reference period for each tranche commencing on March 21, 2022 for the first tranche, of the quotient of (i) $155.67 divided by (ii) the daily volume-weighted average price for such trading day (collectively, the “Exchange Transaction”).

The closing of the Exchange Transaction is expected to occur in eight tranches (“Obligation to Exchange”), subject to customary closing conditions, with the first closing occurring on March 29, 2022. The remaining seven tranches are expected to close during the three months ended June 30, 2022.

On March 21, 2022 the Obligation to Exchange the $14.0 million of Notes was accounted for as an extinguishment and was replaced by new notes with an embedded feature (the “New Notes”). The New Notes were elected to be carried using the fair value option. The New Notes are recorded at fair value on initial measurement and remeasured at fair value (“mark to market”) at each reporting period with changes in fair value reported in other income and expense, net. This fair value election is exclusive to the New Notes and does not extend to other Notes.

On March 21, 2022, the New Notes were determined to have a fair value of $11.5 million. The fair value of the New Notes was determined using a common share price of $1.86 per share, applied using the settlement method described above. The original carrying value of the Notes was $14.0 million which resulted in a gain on extinguishment of $2.5 million, which was recorded as a gain on extinguishment during the three months ended March 31, 2022.

On March 29, 2022, the holder of the New Notes legally exchanged approximately $1.8 million (the “Exchanged Principal”) in aggregate principal amount of New Notes held by the holder for 849,713 shares of the Company's common stock pursuant to their respective exchange agreement. The legal exchange of the New Notes resulted in an additional gain of $0.2 million. Using the closing stock price on March 29, 2022 of $1.48, the 849,713 shares of the Company's common stock were determined to have a value of $1.3 million, which was recorded to contributed capital during the three months ended March 31, 2022.

After giving effect for the Exchanged Principal the remaining principal of the New Notes was $12.3 million on March 31, 2022. On March 31, 2022, the remaining New Notes were determined to have a fair value of $10.1 million. The fair value of the New Notes was determined using the common stock share prices on March 31, 2022 (the “Second Tranche”) applied using the settlement method described above.

After giving effect to such Exchanged Principal, the total principal amount of the Notes and New Notes as of March 31, 2022 was $118.8 million.

The carrying value of the Notes and New Notes at March 31, 2022 consisted of the following (in thousands):

March 31,
2022
Outstanding principal at par and balances measured at fair value	$116,551
Unamortized debt issuance	(793)
Net carrying amount of the liability component	$115,758

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares issuable upon the release of restricted stock units	3,610	2,457
Shares issuable upon exercise of stock options	6,818	7,567
	10,428	10,024

Potentially dilutive common shares would include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of March 31, 2022, no Notes were convertible pursuant to the original terms. After giving effect for the Exchanged Principal, the total principal amount of the Notes and New Notes outstanding as of March 31, 2022 was $118.8 million. The number of shares of common stock issuable upon conversion of the Notes and New Notes based on the initial conversion rate was approximately 3.8 million shares as of March 31, 2022.

Per the terms of the Exchange Agreement, the Exchange Transactions are expected to occur in eight tranches, subject to customary closing conditions, with the first closing on March 29, 2022 and the remaining seven tranches closing after the balance sheet date. The shares to be issued from the closing of the other seven tranches, following the three months ended March 31, 2022 were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses. The Company estimates the shares to be issued from the closing of the other seven tranches to be approximately 9.5 million shares.

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

Potentially dilutive common shares would also include common shares that would be outstanding if Series A Preferred Stock were converted into common stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock is 3,954,546 as of March 31, 2022.

As discussed in Note 16, Stockholders' Equity, the Company entered into a securities purchase agreement with the Jack W. Schuler Living Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock The closing of the transaction is expected to occur on June 30, 2022, subject to the satisfaction of customary closing conditions and is considered an equity forward agreement. The shares to be issued from this agreement were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2022	7,192,540	$13.89
Granted	140,000	3.05
Forfeited	(104,141)	13.17
Exercised	—	—
Expired	(410,028)	12.17
Options Outstanding March 31, 2022	6,818,371	$13.78

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	6.30	0
Volatility	66%	—%
Expected dividends	—	—
Risk free interest rates	2.05%	—%
Weighted average fair value	$1.88	$—

No stock options were granted during the three months ended March 31, 2021, resulting in no summarized data for the period.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of March 31, 2022:

	Options Outstanding	Options Exercisable
Number of options	6,818,371	4,916,480
Weighted average remaining contractual term (in years)	5.44	4.46
Weighted average exercise price	$13.78	$14.64
Weighted average fair value	$8.56	$9.04
Aggregate intrinsic value (in thousands)	$120	$120

The following table summarizes RSU and restricted stock award activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2022	2,090,182	$10.77
Granted	1,740,291	2.13
Forfeited	(66,750)	11.51
Vested/released	(153,750)	10.71
Outstanding March 31, 2022	3,609,973	$6.59

The table below summarizes equity-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of sales	$175	$101
Research and development	362	2,746
Sales, general and administrative	2,442	5,992
	$2,979	$8,839

The table below summarizes share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost capitalized to inventory	$43	$155

As of March 31, 2022, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $4.1 million and $12.3 million, respectively. This is expected to be recognized over the years 2022 through 2026.

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

During 2020, the Company granted 105,000 performance-based stock options. Of these performance-based stock options, performance obligations had been met for 90,000 options which became exercisable in a prior period. Of these performance-based stock options, 90,000 options expired during the three months ended March 31, 2022. No performance-based stock options were outstanding as of March 31, 2022.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Performance-based stock option expense	$—	$165

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

During 2020, the Company granted performance-based RSUs of which 165,974 were outstanding as of March 31, 2022. No changes occurred during the three months ended March 31, 2022.

During 2021, the Company granted performance-based RSUs of which 111,806 were outstanding as of March 31, 2022. No changes occurred during the three months ended March 31, 2022.

The table below summarizes share-based compensation cost in connection with performance-based RSUs for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Performance-based RSU expense	$—	$547

NOTE 13. INCOME TAXES

For the three months ended March 31, 2022, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the three months ended March 31, 2022 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $14.2 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At March 31, 2022, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three months ended March 31, 2022, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

NOTE 14. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$205	159
Operating cash flows from finance leases	$7	—
ROU assets obtained in exchange for lease obligations
Operating leases	$—	—
Finance leases	240	—
Lease Cost
Operating leases	$305	298
Finance leases	$7	$—
Short-term leases	$20	$18

The weighted average remaining lease term on our operating leases is 3.3 years. The weighted average discount rate on those leases is 7.1%. The weighted average remaining lease term on our finance leases is 2.9 years. The weighted average discount rate on those leases is 6.0%.

The following presents maturities of operating lease liabilities in which we are the lessee as of March 31, 2022 (in thousands):

Remainder of 2022	$649
2023	968
2024	1,055
2025	595
2026	—
Thereafter	—
Total lease payments	3,267
Less imputed interest	(376)
$2,891

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of March 31, 2022, the total net investment in these leases was $3.2 million. The following presents maturities of lease receivables under sales-type leases as of March 31, 2022 (in thousands):

Remainder of 2022	$1,037
2023	1,030
2024	536
2025	118
2026	510
Thereafter	—
Total undiscounted cash flows	3,231
Less imputed interest	—
Present value of lease payments	$3,231

NOTE 15. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 15% for each of the three months ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.7 million, respectively.

The following presents total net sales by geographic territory for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Domestic	$2,517	$2,145
Foreign	441	373
	$2,958	$2,518

The following presents total net sales by line of business for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Accelerate Pheno revenue	$2,918	$2,473
Other revenue	40	45
	$2,958	$2,518

The following presents total net sales by products and services for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Products	$2,546	$2,217
Services	412	301
	$2,958	$2,518

Lease revenue included in net sales was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively, which does not represent revenues recognized from contracts with customers.

The following presents property and equipment, net by geographic territory (in thousands):

	March 31,	December 31,
	2022	2021
Domestic	$4,764	$5,014
Foreign	344	375
	$5,108	$5,389

NOTE 16. STOCKHOLDERS' EQUITY

Convertible Notes Exchange Agreements

On March 29, 2022, the holder of the New Notes legally exchanged $1.8 million in aggregate principal amount of New Notes held by the holder for 849,713 shares of the Company's common stock pursuant to their respective exchange agreement. Using the closing stock price on March 29, 2022, of $1.48, the 849,713 shares of the Company's common stock were determined to have a value of $1.3 million, which was recorded to contributed capital during the three months ended March 31, 2022. See Note 10, Convertible Notes for additional information.

Securities Purchase Agreement

On March 24, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”) for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock (the “Shares”) to the Schuler Trust in an offering (the “Private Placement”) exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Jack Schuler, serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust.

Pursuant to the Securities Purchase Agreement, the Schuler Trust has agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Securities Purchase Agreement, for an aggregate purchase price of $4.0 million.

The closing of the Private Placement is expected to occur on June 30, 2022, subject to the satisfaction of customary closing conditions, and is considered an equity forward agreement. This equity forward agreement meets the definition of a freestanding financial instrument which is classified in stockholders equity. The value of this equity forward agreement as March 31, 2022 is immaterial.

NOTE 17. RELATED PARTY TRANSACTIONS

On March 24, 2022, the Company entered into the Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of the Shares. Jack Schuler, serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust.

See Note 16, Stockholders' Equity, for further information.

NOTE 18. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Commitment

During April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has 5 years to take delivery of purchased items. This commitment was entered into to ensure proper material quantities to develop and commercialize our next generation AST platform.

Finance Lease

The Company entered into a finance lease agreement with one lessor during April 2022. The finance lease obligation is $2.5 million, with monthly payment terms and maturities becoming due through 2025.

Convertible Notes

As described in Note 10, Convertible Notes, the closing of the Exchange Transaction is expected to occur in eight tranches, subject to customary closing conditions, with the first closing having occurred on March 29, 2022 and the remaining seven tranches closing after the balance sheet date. Six additional tranches have closed subsequent to March 31, 2022 and before these financial statements were issued, leaving only one tranche remaining as of the filing date of this Form 10-Q. Through the closing of the first seven tranches of the Exchange Transaction, the holder of the Notes exchanged approximately $12.3 million (the “Exchanged Principal”) in aggregate principal amount of Notes held by the holder for an aggregate of $8.8 million shares of the Company's common stock pursuant to the Exchange Agreement. The eighth and final tranche is expected to settle shortly after May 16, 2022.

See Note 10, Convertible Notes, for further information.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; and our expectations relating to current supply chain impacts. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of our suppliers and customers; and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”) and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system and the Accelerate Arc™ system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and the Accelerate Arc system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this

Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In July 2021, we launched our second test for use on the Accelerate Pheno system, the PhenoTest BC Kit, AST configuration. This test kit runs antibiotic susceptibility testing following the input of an ID result from another system or methodology. In August 2021, we announced that this new AST only configuration had been CE marked for use in Europe. We believe this new AST only configuration may be attractive to prospective customers who already have a rapid ID system but still need fast susceptibility results to support getting patients on an optimal antibiotic therapy as soon as possible

On March 28, 2022, we announced the launch of the Accelerate ArcTM system and BC Kit. This instrument and associated one-time-use test kit automates the front end steps required to rapidly produce an ID result on an existing matrix-assisted laser desorption/ionization (MALDI) system. We believe the Accelerate Arc system and BC Kit to be a complementary offering to our recently launched PhenoTest BC kit enabling a rapid ID leveraging an existing MALDI system and rapid AST through Pheno.

We continue to invest in new product development to both enhance our existing products and bring new ones to market. Current research and development areas of focus include; the addition of new AST content to our Accelerate Pheno system, additional applications for the Accelerate Arc system, and a next generation rapid susceptibility system with lower costs, higher through-put, and capable of testing a broader set of sample types.

COVID-19 and Supply Chain Impacts Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. New cases and hospitalizations have risen and fallen throughout the course of this pandemic. More recently, the emergence and spread of new variants of COVID-19, such as the Delta and Omicron variants, that are significantly more contagious than previous strains led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. While some of these restrictions have begun to be lifted, the lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through the current quarter, albeit to a lesser degree. For example, we have experienced diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. Hospital turnover resulting from burnout and vaccine mandates have further diverted the attention of hospital decision makers. In addition, in certain months with high rates of COVID-19 hospitalization, our Accelerate PhenoTest BC Kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. The emergence of COVID-19 variants, including the Delta and Omicron variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products.

The reduced sales and implementations caused by the COVID-19 pandemic lowered our realized and expected revenue growth for 2020 and 2021. Many of the detrimental effects of the pandemic on our business discussed above began to ease in the latter half of the first quarter of 2022. However, with the emergence of COVID-19 variants, including the Omicron variant and its sub-variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people, there remains uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products.

As a medical device company, we have not experienced any disruptions to our ability to manufacture our products at our Tucson, Arizona headquarters under the various State of Arizona executive orders relating to the COVID-19 pandemic because we were classified as an essential service. We continue to expect that, should future orders be issued, we would be able to sustain our essential operations. Our third-party manufacturing supply chain for Accelerate Pheno systems and consumable test kits remains stable despite a high-degree of unpredictability in the broader supply chain environment. However, like many industries experiencing inflationary pressures in raw materials, the direct costs to manufacture our products are increasing and delivery schedules elongating.

For example, we are currently experiencing unprecedented cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all our suppliers to provide us with necessary materials and services at reasonable costs. See “Risk Factors— Risks Related to Our Business and Strategy—Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” in Part I, Item 1A of 2021 10-K for additional information.

We continue to monitor the evolving impacts to our business caused by the COVID-19 pandemic. We may take further actions required by governmental authorities or that we determine are prudent to support the well-being of our employees, customers, suppliers, business partners and others. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the pandemic and its severity; the emergence and severity of its variants, including the Omicron variant and its subvariants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them; the financial impact of COVID-19 on hospitals, including to their budget priorities; hospital staffing issues; general economic factors, such as increased inflation; global supply chain constraints and the related increase in costs; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in the 2021 10-K for additional risks we face due to the COVID-19 pandemic, including risks relating to our supply chain.

Changes in Results of Operations: Three months ended March 31, 2022 compared to three months ended March 31, 2021

The Company has provided enhanced information in a tabular format which presents some of the captions presented on the statement of operations less non-cash equity-based compensation expense. These figures are reconciled to the statement of operations and are intended to add additional clarity on the operating performance of the business. The Company believes providing such figures less non-cash equity-based compensation expense provides helpful information for investors in understanding and evaluating our operating results in the same manner as our management and our board of directors.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Net sales	$2,958	$2,518	$440	17%

For the three months ended March 31, 2022, total revenues increased primarily as a result of higher sales of Accelerate PhenoTest BC Kits, service contract revenue and Accelerate PhenoTest instruments compared to the three months ended March 31, 2021. Accelerate PhenoTest BC Kit revenue increased as customers completed their instrument verifications and began purchasing kits. Service contract revenue increased as a higher number of customers entered into multi-year service agreements following the expiration of their warranty periods.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Cost of sales	$2,156	$1,621	$535	33%
Non-cash equity-based compensation as a component of cost of sales	175	101	74	73%
Cost of sales less non-cash equity-based compensation	$1,981	$1,520	$461	30%

For the three months ended March 31, 2022, cost of sales increased as compared to the three months ended March 31, 2021 as a result of higher Accelerate PhenoTest BC Kit sales and increases to our cost of manufacturing, and other factors.

Cost of sales includes non-cash equity-based compensation of $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Non-cash equity-based compensation cost is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to a customer, or when instruments are amortized to cost of sales. Non-cash equity-based compensation increased for the three months ended March 31, 2022 when compared to the three months ended March 31, 2021, due to increased inventory turnover as net sales increased.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Gross profit	$802	$897	$(95)	(11)%
Non-cash equity-based compensation as a component of gross profit	175	101	74	73%
Gross profit less non-cash equity-based compensation	$977	$998	$(21)	(2)%

For the three months ended March 31, 2022, gross profit decreased as compared to the three months ended March 31, 2021. This decrease was primarily due to increases in the costs to manufacture consumables due to pandemic-related factors and a decrease in our average unit sales price period over period principally driven by securing long-term, committed contracts with existing customers.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Research and development	$6,024	$6,895	$(871)	(13)%
Non-cash equity-based compensation as a component of research and development	362	2,746	(2,384)	(87)%
Research and development less non-cash equity-based compensation	$5,662	$4,149	$1,513	36%

Research and development expenses for the three months ended March 31, 2022 decreased due to the decrease in non-cash equity-based compensation expense, partially offset by increases in costs related to product development. Research and development expenses include non-cash equity-based compensation of $0.4 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in non-cash equity-based compensation expense was the result of a decrease in the fair value of awards. The Company records the fair value of RSUs based on the published closing market price on the day before grant. Research and development expenses excluding non-cash equity-based compensation expense increased compared to the three months ended March 31, 2021 primarily due to increases in costs related to the completion of the Accelerate Arc system and related Accelerate Arc studies, as well as an increase in development and contracted services used to develop our next generation AST platform.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Sales, general and administrative	$10,673	$14,029	$(3,356)	(24)%
Non-cash equity-based compensation as a component of sales, general and administrative	2,442	5,992	(3,550)	(59)%
Sales, general and administrative less non-cash equity-based compensation	$8,231	$8,037	$194	2%

Sales, general and administrative expenses for the three months ended March 31, 2022 decreased as compared to the three months ended March 31, 2021 due to a decrease in non-cash equity-based compensation expense. Sales, general and administrative expenses include non-cash equity-based compensation of $2.4 million and $6.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in non-cash equity-based compensation expense was the result of a decrease in fair value of awards. The Company records the fair value of RSUs based on the published closing market price on the day before grant. For the three months ended March 31, 2022, sales, general and administrative expenses less non-cash equity-based compensation was consistent with the prior year.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Loss from operations	$(15,895)	$(20,027)	$4,132	(21)%
Non-cash equity-based compensation as a component of loss from operations	2,979	8,839	$(5,860)	(66)%
Loss from operations less non-cash equity-based compensation	$(12,916)	$(11,188)	$(1,728)	15%

For the three months ended March 31, 2022, our loss from operations decreased as compared to the three months ended March 31, 2021. The decrease was primarily the result of a decrease in non-cash equity-based compensation expense. As discussed above, the decrease in employee non-cash equity-based compensation expense was the result of a decrease in the fair value of equity awards granted. The Company records the fair value of RSUs based on the published closing market price on the day before grant. For the three months ended March 31, 2022, loss from operations less non-cash equity-based compensation increased due to the increases in product development and costs related to Accelerate Arc studies described above.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Total other income (expense), net	$1,710	$(4,212)	$5,922	(141)%

For the three months ended March 31, 2022 the Company incurred other income, net compared to other expense, net for the three months ended March 31, 2021.

On March 21, 2022 the Obligation to Exchange the $14.0 million of Notes has been extinguished and replaced by new notes with an embedded feature (the “New Notes”). The New Notes were elected to be carried using the fair value option. The New Notes are recorded at fair value on initial measurement and remeasured at fair value (“mark to market”) at each reporting period with changes in fair value reported in other income and expense, net.

On March 21, 2022, the New Notes were determined to have a fair value of $11.5 million. The fair value of the New Notes was determined using a common share price of $1.86 per share, applied using the settlement method described above. The original carrying value of the Notes was $14.0 million which resulted in a gain on extinguishment of $2.5 million, which was recorded as a gain on extinguishment during the three months ended March 31, 2022.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three months ended March 31, 2022 and 2021, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary sources of liquidity has been from sales of shares of our equity securities, the issuance of our convertible notes and cash from operations. As of March 31, 2022, the Company had $50.4 million in cash and cash equivalents and investments, a decrease of $13.2 million from $63.6 million at December 31, 2021. The primary reason for the decrease was due to cash used in operations during the period.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 14, Leases.

As of March 31, 2022, management believes that current cash balances will be sufficient to fund our capital and liquidity needs for the next twelve months. Management also maintains plans to continue to fund the operations of the Company and to achieve self-sustaining operations upon the realization of its sales generation and cost containment strategies beyond the next twelve months.

Our primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. We believe our capital requirements will continue to be met with our existing cash balance and those provided by revenue, grants and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, or if our business is negatively impacted by the COVID-19 pandemic more seriously or for longer than we currently expect, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders. Our current outstanding convertible debt balance can be settled in shares or cash at the terms stipulated in the note or refinanced at terms mutually agreed upon with the bond holders.

For more information on the Company’s liquidity please see Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

Payments due by Period (in thousands)
Material Cash Requirements	Total	2022	2023	2024	2025	2026
Operating lease obligations	$3,267	$649	$968	$1,055	$595	$—
Purchase obligation(1)	—	—	—	—	—	—
Finance leases(2)	240	60	80	80	20	—
Long term debt	82	82	—	—	—	—
Deferred compensation	845	—	—	—	406	439
Convertible notes(3)	118,750	—	118,750	—	—	—
Convertible notes interest	2,968	1,484	1,484	—	—	—
Total	$126,152	$2,275	$121,282	$1,135	$1,021	$439

(1) During April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has 5 years to take delivery of purchased items. This increase in purchase obligation is not reflected in the balance provided above.

(2) The Company entered into a finance lease agreement with one lessor during April 2022. The finance lease obligation is $2.5 million, with monthly payment terms and maturities becoming due through 2025. This increase in finance leases is not reflected in the balance provided above.

(3) As described in Part I, Item 1, Note 10, Convertible Notes, the closing of the Exchange Transaction is expected to occur in eight tranches with the first closing having occurred on March 29, 2022 and the remaining seven tranches closing after the balance sheet date. The settlement of the remaining seven tranches will result in an exchange of an additional $12.3 million of principal. After giving effect for the exchange, the total outstanding principal amount would be $106.5 million. The reduction in principal is not reflected in the convertible notes balance provided above.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021:

Cash Flow Summary
	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change
Net cash used in operating activities	$(12,606)	$(13,375)	$769
Net cash (used in) provided by investing activities	(13,641)	8,522	(22,163)
Net cash provided by financing activities	77	11,855	(11,778)

Cash flows from operating activities

During the three months ended March 31, 2022, net cash used in operating activities was primarily the result of net losses offset by a gain on extinguishment of debt, depreciation and amortization, and equity-based compensation.

During the three months ended March 31, 2021, net cash used in operating activities was primarily the result of net losses offset by depreciation and amortization, equity-based compensation, and amortization of debt discount and issuance costs.

The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 resulted in the Company’s convertible notes now being accounted for as a single liability measured at their amortized cost. The convertible notes are no longer bifurcated between debt and equity and are instead accounted for entirely as debt at face value net of any discount or premium and issuance costs. This change in accounting principle resulted in a decrease in amortization of debt discount and issuance costs for the three months ended March 31, 2022 in the condensed consolidated statement of cash flows.

These losses are the result of continued investments in research and development to further mature the Accelerate Pheno system, develop ancillary products, including the Accelerate Arc system and our next generation AST Pheno system, and sales and marketing, along with other factors.

Cash flows from investing activities

The net cash used in investing activities was $13.6 million for the three months ended March 31, 2022. The Company had purchases of marketable securities of $24.1 million which were offset in part by maturities of marketable securities of $11.0 million.

The net cash provided by investing activities was $8.5 million for the three months ended March 31, 2021. The Company had maturities of marketable securities of $15.8 million which were offset in part by purchases of marketable securities of $7.3 million.

Cash flows from financing activities

The net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, which was from the proceeds from the issuance of common stock under the Company’s employee stock purchase plan.

The net cash provided by financing activities was $11.9 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company received $10.7 million in proceeds from the issuance of common stock in connection with a private placement offering and $1.1 million from the exercise of stock options.

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

During the year ended December 31, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock. During the year ended December 31, 2021, $51.0 million in aggregate principal amount of Notes were exchanged for 6,602,974 shares of the Company's common stock in these exchange transactions.

On March 21, 2022, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with a holder of the Company’s Notes. Under the terms of the Exchange Agreement, the note holder agreed to exchange with the Company $14.0 million in aggregate principal amount of Notes held by it in eight equal tranches as follows for each tranche: (a) 22.64 shares per $1,000 principal amount of Notes exchanged, plus (b) an additional number of shares of the Company’s common stock per $1,000 principal amount of Notes exchanged equal to the sum, for each of the trading days during a separate agreed upon reference period for each tranche commencing on March 21, 2022 for the first tranche, of the quotient of (i) $155.67 divided by (ii) the daily volume-weighted average price for such trading day (collectively, the “Exchange Shares”).

The closing of the exchange transactions is expected to occur in eight tranches (“Obligation to Exchange”), subject to customary closing conditions, with the first closing on March 29, 2022. Six additional tranches have closed subsequent to March 31, 2022, leaving only one tranche remaining as of the filing date of this Form 10-Q. Through the closing of the first seven tranches of the exchange transaction, the holder of the Notes exchanged approximately $12.3 million in aggregate principal amount of Notes held by the holder for an aggregate of $8.8 million shares of the Company's common stock pursuant to the exchange agreement. The eighth and final tranche is expected to settle shortly in May 2022.

In connection with the Notes offering, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1,858,500 shares (based on the sale price of $24.25). The expiration date for the Prepaid Forward is March 15, 2023, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to us the number of shares of common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to us.

See Part I, Item 1, Note 10, Convertible Notes for additional information.

Sales of Equity Securities

On March 24, 2022, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”) for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock (the “Shares”) to the Schuler Trust. Jack Schuler, serves as a member of the Company’s board of directors, and is the sole trustee of the Schuler Trust.

Pursuant to the Securities Purchase Agreement, the Schuler Trust has agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Securities Purchase Agreement, for an aggregate purchase price of $4.0 million. The closing of the Securities Purchase Agreement is expected to occur on June 30, 2022, subject to the satisfaction of customary closing conditions, and is considered a equity forward agreement.

For additional information regarding other sales of equity securities completed by the Company in 2020 and 2021, see “Capital Resources and Liquidity—Other sales of equity securities” in Part II, Item 7 of the 2021 10-K.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into an Equity Sales Agreement (the “ATM Sales Agreement”) with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the ATM Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the ATM Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ATM Sales Agreement. During the three months ended March 31, 2022, the Company did not sell any shares of common stock under the ATM Sales Agreement.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies and estimates are discussed in the 2021 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
10.1	Securities Purchase Agreement, dated March 24, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

5/16/20222	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

5/16/20222	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)