Form 10-Q
period 2022-06-30
Accelerate Diagnostics, Inc
filed 2022-08-15
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022
OR
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

As of August 11, 2022, there were 81,559,928 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,581	$39,898
Investments	32,191	23,720
Trade accounts receivable, net	2,935	2,320
Inventory	5,304	5,067
Prepaid expenses	1,429	768
Other current assets	1,619	1,558
Total current assets	48,059	73,331
Property and equipment, net	4,097	5,389
Finance lease assets, net	2,538	—
Operating lease right of use assets, net	2,181	2,510
Other non-current assets	1,851	1,817
Total assets	$58,726	$83,047
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,221	$1,983
Accrued liabilities	5,654	2,853
Accrued interest	746	909
Deferred revenue	335	451
Current portion of long-term debt	84	80
Finance lease, current	953	—
Operating lease, current	732	669
Total current liabilities	10,725	6,945
Finance lease, non-current	1,383	—
Operating lease, non-current	1,997	2,381
Other non-current liabilities	757	808
Convertible notes	105,828	107,984
Total liabilities	$120,690	$118,118

Commitments and contingencies

Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of June 30, 2022 and December 31, 2021	4	4
Common stock, $0.001 par value;
200,000,000 common shares authorized with 79,701,428 shares issued and outstanding on June 30, 2022 and 100,000,000 common shares authorized with 67,649,018 shares issued and outstanding on December 31, 2021	80	68
Contributed capital	560,185	580,652
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(576,734)	(570,668)
Accumulated other comprehensive loss	(432)	(60)
Total stockholders’ deficit	(61,964)	(35,071)
Total liabilities and stockholders’ deficit	$58,726	$83,047

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Net sales	$3,861	$2,798	$6,820	$5,316

Cost of sales	2,781	1,745	4,937	3,365
Gross profit	1,080	1,053	1,883	1,951

Costs and expenses:
Research and development	7,576	5,733	13,600	12,629
Sales, general and administrative	11,493	12,910	22,167	26,938
Total costs and expenses	19,069	18,643	35,767	39,567

Loss from operations	(17,989)	(17,590)	(33,884)	(37,616)

Other income (expense):
Interest expense	(713)	(4,177)	(1,630)	(8,267)
Gain on extinguishment of debt	919	—	3,565	—
Foreign currency exchange gain (loss)	31	—	40	(159)
Interest income	56	12	78	55
Other (expense) income, net	(107)	81	(157)	74
Total other income (expense), net	186	(4,084)	1,896	(8,297)

Net loss before income taxes	(17,803)	(21,674)	(31,988)	(45,913)
Provision for income taxes	—	—	—	—
Net loss	$(17,803)	$(21,674)	$(31,988)	$(45,913)

Basic and diluted net loss per share	$(0.23)	$(0.36)	$(0.44)	$(0.77)
Weighted average shares outstanding	76,231	61,049	71,998	59,790

Other comprehensive loss:
Net loss	$(17,803)	$(21,674)	$(31,988)	$(45,913)
Net unrealized (loss) gain on debt securities available-for-sale	(39)	1	(132)	(18)
Foreign currency translation adjustment	(161)	21	(240)	(60)
Comprehensive loss	$(18,003)	$(21,652)	$(32,360)	$(45,991)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(31,988)	$(45,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,435	1,248
Amortization of investment discount	79	97
Equity-based compensation	6,950	15,429
Amortization of debt discount and issuance costs	284	6,079
Loss (gain) on disposal of property and equipment	283	(100)
Unrealized loss on equity investments	157	—
Gain on extinguishment of debt	(3,565)	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	(110)	(236)
Accounts receivable	(615)	(564)
Inventory	(416)	(524)
Prepaid expense and other	(719)	60
Increase (decrease) in liabilities:
Accounts payable	658	564
Accrued liabilities	2,288	736
Accrued interest	(159)	45
Deferred revenue and income	(116)	(94)
Deferred compensation	(51)	245
Net cash used in operating activities	(25,605)	(22,928)

Cash flows from investing activities:
Purchases of equipment	(447)	(29)
Purchase of marketable securities	(27,504)	(15,699)
Maturities of marketable securities	18,738	23,993
Net cash (used in) provided by investing activities	(9,213)	8,265

Cash flows from financing activities:
Proceeds from issuance of common stock	—	22,122
Payments on finance leases	(424)	—
Proceeds from exercise of options	7	1,222
Proceeds from issuance of common stocks under employee purchase plan	137	161
Net cash (used in) provided by financing activities	(280)	23,505

Effect of exchange rate on cash	(219)	(43)

(Decrease) increase in cash and cash equivalents	(35,317)	8,799
Cash and cash equivalents, beginning of period	39,898	35,781
Cash and cash equivalents, end of period	$4,581	$44,580

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$202	$500
Supplemental cash flow information:
Interest paid	$1,506	$2,144
Extinguishment of Convertible Senior Notes through issuance of common stock	$10,180	$—

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Preferred stock shares outstanding
Beginning	3,955	—	3,955	—
Ending	3,955	—	3,955	—

Preferred stock
Beginning	$4	$—	$4	$—
Ending	$4	$—	$4	$—

Common stock shares outstanding
Beginning	68,712	59,561	67,649	57,608
Issuance of common stock	—	1,481	—	2,870
Exercise of options and restricted stock awards issued	974	436	1,128	990
Issuance of common stock under employee purchase plan	66	11	125	21
Issuance of shares to retire Convertible Notes	9,949	—	10,799	—
Ending	79,701	61,489	79,701	61,489

Common stock
Beginning	$69	$60	$68	$58
Proceeds from issuance of common stock	—	1	—	2
Exercise of Options	1	—	1	1
Issuance of shares to retire Convertible Notes	10	—	11	—
Ending	$80	$61	$80	$61

Contributed capital
Beginning	$547,381	$495,857	$580,652	$475,072
Cumulative effect of accounting changes	—	—	(37,438)	—
Proceeds from issuance of common stock		11,455	—	22,120
Exercise of options	6	113	6	1,221
Issuance of common stock under employee purchase plan	60	81	137	161
Issuance of shares to retire Convertible Notes	8,912	—	10,169	—
Equity-based compensation	3,826	6,616	6,659	15,548
Ending	$560,185	$514,122	$560,185	$514,122

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Accumulated deficit
Beginning	$(558,931)	$(517,205)	$(570,668)	$(492,966)
Cumulative effect of accounting changes	—	—	25,922	—
Net loss	(17,803)	(21,674)	(31,988)	(45,913)
Ending	$(576,734)	$(538,879)	$(576,734)	$(538,879)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(232)	$(9)	$(60)	$91
Net unrealized loss on debt securities available-for-sale	(39)	1	(132)	(18)
Foreign currency translation adjustment	(161)	21	(240)	(60)
Ending	$(432)	$13	$(432)	$13

Total stockholders' deficit	$(61,964)	$(69,750)	$(61,964)	$(69,750)

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

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns or shutdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through the current quarter, albeit to a lesser degree. These impacts include diminished access to our customers, principally hospitals, which has severely limited the ability to sell or implement products. Furthermore, the expected rate of growth of the consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials should the supply chains become further disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. The COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in additional charges to cost of sales for excess inventories in the prior year.

The Company may seek to fund its operations through public equity, private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop new products. To the extent the Company raises additional funds through the sale of equity, issue convertible debt securities or exchange convertible debt for equity, the issuance of securities will result in dilution to stockholders. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. In addition, the Company has a significant number of options outstanding. If the holders of these options exercise such securities, further dilution may occur.

Liquidity

The Company continues to assess liquidity needs and manage cash flows. As a result of the steps the Company has taken to enhance its liquidity, the Company currently believes that cash on hand and cash flows from operations will enable the Company to meet its working capital, capital expenditure, debt service and other funding requirements for at least one year from the date this Quarterly Report on Form 10-Q (this “Form 10-Q”) is issued. The Company’s view regarding sufficiency of cash and liquidity is primarily based on our financial forecast for 12 months from the date these condensed consolidated financial statements are filed, which is impacted by, among other things, various assumptions regarding demand and sales prices for our products. Our financial forecasts in recent periods have proven less reliable due to conditions created by the pandemic. As a result, there is no guarantee our financial forecast, which projects sufficient cash will be available to meet planned operating expenses and other cash needs, will be accurate. In the event the Company experiences lower customer demand, lower prices for its products and services, or higher expenses than it forecasted or if the Company underperforms relative to its forecast, the Company could experience negative cash flows from operations, as has been the case in prior years, which would reduce its cash balances and liquidity.

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

The allowance for credit losses for the three and six months ended June 30, 2022 and 2021 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$159	$209	140	445
Provisions	7	7	30	38
Write-offs	(16)	(3)	(20)	(270)
	$150	$213	$150	$213

The write-offs recorded during the six months ended June 30, 2021 were in connection with a one-time restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of June 30, 2022 and December 31, 2021.

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

Warranty reserve activity for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$176	$184	$139	$232
Provisions	93	12	139	(10)
Warranty cost incurred	(14)	(27)	(23)	(53)
Ending balance	$255	$169	$255	$169

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and six months ended June 30, 2022.

Gross Profit and Gross Margin

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

The Company’s overall gross margin was 28% and 38% for the three months ended June 30, 2022 and 2021, respectively, and 28% and 37% for the six months ended June 30, 2022 and 2021, respectively. The decreases were primarily due to increases in the costs to manufacture consumables due to supply chain inflationary factors and a decrease in our average unit sales price period over period.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is or contains a lease and the type of lease at inception. The Company classifies leases as finance leases (lessee) or sales-type leases (lessor) when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that we are reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. Payments contingent on future events (i.e. based on usage) are considered variable and excluded from lease payments for the purposes of classification and initial measurement. Several of our leases include options to renew or extend the term upon mutual agreement of the parties and others include one-year extensions exercisable by the lessee. None of our leases contain residual value guarantees, restrictions, or covenants.

To determine whether a contract contains a lease, the Company uses its judgment in assessing whether the lessor retains a material amount of economic benefit from an underlying asset, whether explicitly or implicitly identified, which party holds control over the direction and use of the asset, and whether any substantive substitution rights over the asset exist.

Leases as Lessee

Operating leases are included in right-of-use (“ROU”) assets and corresponding lease liabilities, and finance leases are included in ROU assets and corresponding lease liabilities within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions. Our finance leases consist of leased equipment and have three-year terms.

Leases as Lessor

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

Nonqualified Cash Deferral Plan

The Company's Cash Deferral Plan (the “Deferral Plan”) provides certain key employees with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of

the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liabilities in the condensed consolidated balance sheet.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options and unvested RSUs. Potentially dilutive common shares would also include common shares that would be outstanding if the Notes and the Series A Preferred Stock outstanding at the balance sheet date were converted and shares issuable in connection with the Securities Purchase Agreement (as defined in Note 17). Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Topic 815 - 40). ASU 2021-04 codifies the final consensus reached by the Emerging Issues Task Force (EITF) on how an issuer should account for modifications made to equity-classified written call options (hereafter referred to as a warrant to purchase the issuer’s common stock). The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. This ASU was adopted January 1, 2022, and did not impact the Company's consolidated financial statements at January 1, 2022.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of June 30, 2022, four of the Company's financial institutions held 33%, 19%, 17% and 16% of the Company’s cash and cash equivalents. As of December 31, 2021, two of the Company's financial institutions held 72% and 13% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 11% and 13% of the Company’s net accounts receivable balance as of June 30, 2022 and December 31, 2021, respectively.

The Company did not have any customers that represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2022 and 2021.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$118	$—	$—	$118
Total cash and cash equivalents	118	—	—	118
Equity investments:
Mutual funds	793	—	—	793
Total equity investments	793	—	—	793
Debt securities available-for-sale:
Certificates of deposit	—	5,242	—	5,242
U.S. Treasury securities	13,218	—	—	13,218
Commercial paper	—	5,044	—	5,044
Corporate notes and bonds	—	7,894	—	7,894
Debt securities available-for-sale	13,218	18,180	—	31,398
Total assets measured at fair value	$14,129	$18,180	$—	$32,309

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,563	$—	$—	$5,563
Commercial paper	—	200	—	200
Total cash and cash equivalents	5,563	200	—	5,763
Equity investments:
Mutual funds	841	—	—	841
Total equity investments	841	—	—	841
Debt securities available-for-sale:
Certificates of deposit	—	1,351	—	1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	—	8,046	—	8,046
Corporate notes and bonds	—	13,232	—	13,232
Debt securities available-for-sale	250	22,629	—	22,879
Total assets measured at fair value	$6,654	$22,829	$—	$29,483

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

At June 30, 2022, the Notes had an outstanding principal amount of $106.5 million with a fair value of $70.7 million. At December 31, 2021, the Notes had an outstanding principal amount of $120.5 million with a fair value of $89.4 million. The fair value of the Notes represents a Level 2 measurement.

The fair value of the Notes is typically correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value.

See Note 10, Convertible Notes for further detail on the Notes.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$5,268	$—	$(26)	$5,242
U.S. Treasury securities	13,272	—	(54)	13,218
Commercial paper	5,067	—	(23)	5,044
Corporate notes and bonds	7,938	—	(44)	7,894
Total	$31,545	$—	$(147)	$31,398

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,351	$—	$—	$1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	8,048	—	(2)	8,046
Corporate notes and bonds	13,245	—	(13)	13,232
Total	$22,894	$—	$(15)	$22,879

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$31,140	$30,995	$22,663	$22,649
Due in 1-3 years	405	403	231	230
Total	$31,545	$31,398	$22,894	$22,879

There were no proceeds from sales of debt securities available-for-sale (including principal paydowns) for the three and six months ended June 30, 2022 and 2021. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three and six months ended June 30, 2022 and 2021. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021. No unrealized losses on debt securities available-for-sale have been recognized in income for the three and six months ended June 30, 2022 and 2021, as the issuers of such securities held by us were of high credit quality.

As of June 30, 2022, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%.

As of June 30, 2022 the Company did not carry any debt securities available-for-sale that were below the Company's minimum credit rating. All debt securities available-for-sale had a credit rating of A- or better as of June 30, 2022.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities for each of the periods ended June 30, 2022 and December 31, 2021 was $0.8 million.

Unrealized gains or losses on equity securities recorded in income during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized loss on equity investments	$107	$—	$157	$—

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three and six months ended June 30, 2022 and 2021.

NOTE 6. INVENTORY

Inventories consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$2,078	$1,343
Work in process	1,690	1,625
Finished goods	1,536	2,099
	$5,304	$5,067

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment	$3,872	$3,181
Technical equipment	3,285	3,285
Facilities	3,674	3,675
Instruments	4,253	5,364
Capital projects in progress	13	683
Total property and equipment	$15,097	$16,188
Accumulated depreciation	(11,000)	(10,799)
Property and equipment, net	$4,097	$5,389

Depreciation expense for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation expense	$443	$493	$903	$1,053

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Instruments at cost under operating leases	$2,547	$3,110
Accumulated depreciation under operating leases	(1,014)	(1,165)
Net property and equipment under operating leases	$1,533	$1,945

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of June 30, 2022 and December 31, 2021 follows (in thousands):

	June 30,	December 31,
	2022	2021
Products and services not yet delivered	$335	$451

We recognized $0.2 million and $0.3 million of revenues that were included in the beginning contract liabilities balances during the three and six months ended June 30, 2022, respectively, and $0.2 million and $0.3 million of revenues that were included in the beginning contract liabilities balances during the three and six months ended June 30, 2021, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2022, $10.1 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 9. LONG-TERM DEBT

The Company entered into two loan agreements with one financing company in 2020. Loan proceeds were $0.2 million, with interest rates ranging from 9.8% to 12.4% and maturities becoming due through 2022.

As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Loans - various interest	$84	$80
Current portion of long-term debt	84	80
Long-term debt	$—	$—

The following presents maturities of future principal obligations of long-term debt as of June 30, 2022 (in thousands):

Remainder of 2022	$84
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$84

NOTE 10. CONVERTIBLE NOTES

The Notes are the Company's senior unsecured obligations and mature on March 15, 2023 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company pays interest on the Notes semi-annually in arrears on March 15 and September 15 of each year. The Company’s Notes have a fixed coupon rate of 2.5% per annum on the principal amount.

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

Interest expense during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual coupon interest	$666	$1,072	$1,449	$2,144
Amortization of debt issuance costs	154	180	265	354
Amortization of the debt discount	—	$2,903	$—	$5,724
Total interest expense on convertible notes	$820	$4,155	$1,714	$8,222

As of June 30, 2022 and December 31, 2021, no Notes were convertible pursuant to their original terms.

On March 21, 2022, the Company entered into a privately negotiated exchange agreement (the “Exchange Agreement”) with a holder of the Notes. Under the terms of the Exchange Agreement, the note holder agreed to exchange with the Company $14.0 million in aggregate principal amount of Notes held by it in eight equal tranches as follows for each tranche: (a) 22.64 shares per $1,000 principal amount of Notes exchanged, plus (b) an additional number of shares of the Company’s common stock per $1,000 principal amount of Notes exchanged equal to the sum, for each of the trading days during a separate agreed upon reference period for each tranche commencing on March 21, 2022 for the first tranche, of the quotient of (i) $155.67 divided by (ii) the daily volume-weighted average price for such trading day (collectively, the “Exchange Transaction”). The closing of the Exchange Transaction occurred in eight tranches (“Obligation to Exchange”), with the first closing occurring on March 29, 2022 and the last closing on May 18, 2022.

On March 21, 2022 the Obligation to Exchange the $14.0 million of Notes was accounted for as an extinguishment and was replaced by new notes with an embedded feature (the “New Notes”). The New Notes were elected to be carried using the fair value option. The New Notes were recorded at fair value on initial measurement and remeasured at fair value (“mark to market”) at each reporting period with changes in fair value reported in other income and expense, net. This fair value election was exclusive to the New Notes and did not extend to other Notes. At June 30, 2022 the embedded feature was no longer outstanding as the New Notes were exchanged and the Obligation to Exchange was retired. At June 30, 2022 no Notes were carried using the fair value option.

During the six months ended June 30, 2022 the holder of the Notes exchanged approximately $14.0 million in aggregate principal amount of Notes held by the holder for 10,798,482 shares of the Company's common stock pursuant to the Exchange Agreement. The legal exchange of the Notes resulted in a gain of $3.6 million. The Company's common stock was determined to have a value of $10.2 million, which was recorded to contributed capital during the six months ended June 30, 2022.

Gain on extinguishment of exchanged Notes during the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain on extinguishment	$919	$—	$3,565	$—

The carrying value of the Notes at June 30, 2022 consisted of the following (in thousands):

June 30,
2022
Outstanding principal at par	$106,500
Unamortized debt issuance	(672)
Net carrying amount of the liability component	$105,828

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares issuable upon the release of restricted stock units	4,909	2,444	4,909	2,444
Shares issuable upon exercise of stock options	6,039	7,941	6,039	7,941
	10,948	10,385	10,948	10,385

Potentially dilutive common shares would include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes. As of

June 30, 2022, no Notes were convertible pursuant to the original terms. The number of shares of common stock issuable upon conversion of the outstanding Notes based on the initial conversion rate was approximately 3.4 million shares as of June 30, 2022.

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

Potentially dilutive common shares would also include common shares that would be outstanding if Series A Preferred Stock were converted into common stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock is 3,954,546 as of June 30, 2022.

As discussed in Note 17, Stockholders' Equity, the Company entered into a securities purchase agreement with the Jack W. Schuler Living Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock The closing of the transaction is expected to occur on September 26, 2022, subject to the satisfaction of customary closing conditions and is considered an equity forward agreement. The shares to be issued from this agreement were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2022	7,192,540	$13.89
Granted	140,000	3.05
Forfeited	(128,670)	13.02
Exercised	(6,105)	1.04
Expired	(1,158,808)	10.05
Options outstanding June 30, 2022	6,038,957	$14.41

The table below summarizes the resulting weighted average inputs used to calculate the estimated fair value of options awarded for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Expected term (in years)	0.0	5.79
Volatility	—%	65%
Expected dividends	—	—
Risk free interest rates	—%	1.10%
Weighted average fair value	$—	$4.09

No stock options were granted during the three months ended June 30, 2022, resulting in no summarized data for the period.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2022:

	Options Outstanding	Options Exercisable
Number of options	6,038,957	4,644,828
Weighted average remaining contractual term (in years)	5.71	5.18
Weighted average exercise price	$14.41	$15.04
Weighted average fair value	$9.00	$9.31
Aggregate intrinsic value (in thousands)	$—	$—

The following table summarizes RSU and restricted stock award activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2022	2,090,182	$10.77
Granted	4,107,083	1.55
Forfeited	(167,129)	9.94
Vested/released	(1,121,468)	3.39
Outstanding June 30, 2022	4,908,668	$4.77

The table below summarizes equity-based compensation expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$228	$74	$403	$175
Research and development	539	1,328	901	4,074
Sales, general and administrative	3,204	5,188	5,646	11,180
	$3,971	$6,590	$6,950	$15,429

The table below summarizes share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost capitalized to inventory	$74	$87	$117	$242

As of June 30, 2022, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $3.1 million and $11.0 million, respectively. This is expected to be recognized over the years 2022 through 2027.

Included in the above-noted stock options outstanding and stock compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based stock options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, depending on the nature of the performance goal, and have contractual lives of 10 years. These options were valued in the same manner as the time-based options, with the assumption that performance goals will be achieved. The inputs for expected volatility, expected dividends, and risk-free rate used in estimating those options’ fair value are the same as the time-based options issued under the Company's equity incentive plans. The expected term for performance-based stock options is 5 to 7 years. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

During 2020, the Company granted 105,000 performance-based stock options. Of these performance-based stock options, performance obligations had been met for 90,000 options which became exercisable in a prior period. Of these performance-based stock options, 90,000 options expired during the three and six months ended June 30, 2022. No performance-based stock options were outstanding as of June 30, 2022.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Performance-based stock option expense	$—	$230

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

During 2020, the Company granted performance-based RSUs of which 165,974 were outstanding as of June 30, 2022. No changes occurred during the six months ended June 30, 2022.

During 2021, the Company granted performance-based RSUs of which 111,806 were outstanding as of June 30, 2022. No changes occurred during the six months ended June 30, 2022.

The table below summarizes share-based compensation cost in connection with performance-based RSUs for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Performance-based RSU expense	$—	$818

NOTE 13. INCOME TAXES

For the six months ended June 30, 2022, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the six months ended June 30, 2022 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $32.0 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At June 30, 2022, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and six months ended June 30, 2022, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

NOTE 14. COMMITMENTS

During April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. This commitment was entered into to ensure proper material quantities to develop and commercialize our next generation AST platform.

As of June 30, 2022 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$203	$154	$266	$308
Operating cash flows from finance leases	$424	$—	$424	$—
ROU assets obtained in exchange for lease obligations
Operating leases	$—	$—	$—	$—
Finance leases	$2,760	$—	$2,760	$—
Lease Cost
Operating leases	$259	$261	$564	$559
Finance leases	$97	$—	$97	$—
Short-term leases	$21	$59	$41	$59

The weighted average remaining lease term on our operating leases is 3.1 years. The weighted average discount rate on those leases is 7.1%. The weighted average remaining lease term on our finance leases is 2.7 years. The weighted average discount rate on those leases is 4.6%.

The following presents maturities of lease liabilities in which we are the lessee as of June 30, 2022 (in thousands):

	Operating	Finance
Remainder of 2022	$446	$491
2023	968	983
2024	1,055	983
2025	585	239
2026	—	—
Thereafter	—	—
Total lease payments	3,054	2,696
Less imputed interest	(325)	(158)
	$2,729	$2,538

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of June 30, 2022, the total net investment in these leases was $3.3 million. The following presents maturities of lease receivables under sales-type leases as of June 30, 2022 (in thousands):

Remainder of 2022	$727
2023	1,140
2024	646
2025	192
2026	606
Thereafter	—
Total undiscounted cash flows	3,311
Less imputed interest	—
Present value of lease payments	$3,311

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 14% for each of the three and six months ended June 30, 2022, and 15% for each of the three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, balances due from foreign customers, in U.S. dollars, were $0.8 million and $0.7 million, respectively.

The following presents total net sales by geographic territory for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Domestic	$3,321	$2,386	$5,839	$4,532
Foreign	540	412	981	784
	$3,861	$2,798	$6,820	$5,316

The following presents total net sales by line of business for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Accelerate Pheno revenue	$3,818	$2,767	$6,736	$5,240
Other revenue	43	31	84	76
	$3,861	$2,798	$6,820	$5,316

The following presents total net sales by products and services for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2020	2019
Products	$3,476	$2,483	$6,023	$4,700
Services	385	315	797	616
	$3,861	$2,798	$6,820	$5,316

Lease revenue included in net sales was $0.6 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively, which does not represent revenues recognized from contracts with customers.

The following presents property and equipment, net by geographic territory (in thousands):

	June 30,	December 31,
	2022	2021
Domestic	$3,866	$5,014
Foreign	231	375
	$4,097	$5,389

NOTE 17. STOCKHOLDERS' EQUITY

Convertible Notes Exchange Agreement

During the six months ended June 30, 2022, a holder of the Notes exchanged approximately $14.0 million in aggregate principal amount of Notes held by the holder for 10,798,482 shares of the Company's common stock pursuant to the Exchange Agreement. The Company's common stock was determined to have a value of $10.2 million, which was recorded to contributed capital during the six months ended June 30, 2022. See Note 10, Convertible Notes for additional information.

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

On June 29, 2022, the Company and the Schuler Trust agreed to extend the closing date of the Private Placement from June 30, 2022 to September 26, 2022. The Securities Purchase Agreement is considered an equity forward agreement and meets the definition of a freestanding financial instrument which is classified in stockholders’ deficit. The value of this equity forward agreement as June 30, 2022 is immaterial.

NOTE 18. RELATED PARTY TRANSACTIONS

Securities Purchase Agreement

On March 24, 2022, the Company entered into the Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of the Shares to the Schuler Trust. Jack Schuler, serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust.

See Note 17, Stockholders' Equity, for further information.

Convertible Notes

As of June 30, 2022 the Schuler Trust held $1.8 million aggregate principal amount of the Notes. See Note 10, Convertible Notes, for further information regarding the Notes.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Debt Exchange

Effective August 15, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”), a holder of the Company’s 2.50% Convertible Senior Notes due 2023 (the “Notes”). Jack Schuler, who serves as a member of the Company’s board of directors, is the sole trustee of the Schuler rust. Under the terms of the Exchange Agreement, the Schuler Trust has agreed to exchange with the Company (the “Exchange”) $49,905,000 in aggregate principal amount of Notes held by it for (a) a secured promissory note in an aggregate principal amount of $34,933,500 (the “Secured Note”) and (b) a warrant (the “Warrant”) to acquire the Company’s common stock at an exercise price of $2.12 per share (the “Exercise Price”), which represents the closing price of the Company’s common stock as of August 12, 2022.

The Secured Note has a scheduled maturity date of August 15, 2027 and will be repayable upon written demand at any time on or after such date. The Company may, at its option, repay the note in (i) United States dollars or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $2.12, subject to certain adjustments as more fully described in the Secured Note. The Secured Note bears interest at a rate of 5.0% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The Company may prepay the Secured Note at any time without premium or penalty. The Secured Note contains customary representations and warranties and events of default, including certain “change of control” events involving the Company. The Secured Note is secured by substantially all of the assets of the Company. The Secured Note does not restrict the incurrence of future indebtedness by the Company but shall become subordinated in right of payment and lien priority upon the request of any future senior lender.

The Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrant. The Warrant is exercisable for up to 2,471,710 shares, or 15% of the principal amount of the Secured Note, divided by the Exercise Price. Such number of shares and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the Warrant.

Sales and Marketing Agreement

On August 15, 2022 (the “Effective Date”), the Company entered into a Sales and Marketing Agreement (the “Sales Agreement”) with Becton, Dickinson and Company (“BD”) appointing BD as the Company’s worldwide exclusive sales agent to commercialize the Company’s Pheno 1.0 and Arc instruments and kits (“Products”) in the field of microbiology and in territories in which the necessary regulatory approvals are achieved and granting to BD certain other rights to future Company products. The term of the agreement is five (5) years (the “Initial Term”) and is subject to automatic one year renewals unless prior notice is provided to a party.

Pursuant to the Sales Agreement, the Company engages BD to be generally responsible for sales-related support activities for the Products in exchange for commissions on Product sales by Company. BD will provide such sales activities pursuant to a mutually acceptable commercialization plan and strategy. These services will be agreed to by the parties and set forth in a commercialization plan, the first one to be negotiated by the parties shortly after the Effective Date, and are expected to include sales, marketing, technical and order support. The Company and BD shall agree on rolling 12-month sales forecasts on a quarterly basis for the Products. BD must use reasonable efforts to meet or exceed each Product forecast and the Company must use reasonable efforts to produce sufficient quantities of Products to meet each Product forecast. The Company retains the responsibility for all other commercialization necessary to market the Products, including negotiating and booking sales for customer orders, manufacture and provision of inventory of Products, and marketing materials and collateral support.

The Company is responsible for all regulatory approvals in the United States and other countries where Products are marketed as of the Effective Date. Company is also responsible for obtaining and maintaining regulatory approvals in additional countries until December 31, 2023 (“Additional Countries”). The Additional Countries are to be agreed upon by the parties and the Company must deliver existing and new registrations for the Arc instruments and kits in such Additional Countries. The Company will hold the regulatory approvals for the existing countries and the Additional Countries. Beginning on January 1, 2024, BD will lead the registration process for regulatory approvals in any other countries (“BD Countries”) other than the existing countries as of the Effective Date and any Additional Countries. BD will hold the regulatory approvals for the BD Countries. Expenses associated with BD obtaining regulatory approvals will be agreed upon by the parties’ steering committee and set forth in a commercialization plan. For the Additional Countries and BD Countries, the steering committee will assess and approve specific regulatory approval requirements at the appropriate time in relation to the commercialization plan. Once regulatory approvals are obtained in an Additional Country or by BD in a BD Country, BD shall be responsible, at its expense, for the commercial launch of Products in those countries, except that costs associated with strategic marketing for such commercial launch of Products in any Additional Country will be paid for by the Company. In the event the steering committee does not approve specific regulatory approval requirements within a specific region or area, BD will lose the exclusivity granted to it in such region or area and BD will not be prohibited from selling, promoting, distributing or otherwise commercializing any third party products that directly compete with the Products.

The Parties each have made certain exclusivity commitments with respect to the Products and the promotion of directly competitive products. Subject to certain limitations Company has granted exclusive global commercial rights to BD and is required to wind down any existing agreements with third party sales agents or distributors within one year of the Effective Date. In addition, BD has agreed not enter into any new agreements with a third party for BD to sell, promote, distribute or otherwise commercialize any directly competing products. However, BD may continue to perform its obligations under any existing agreement. BD is not precluded from (i) making an expenditure to acquire or invest in third property or assets of directly competing products, or (ii) developing, improving, and/or commercializing its BD PhoenixTM automated identification and susceptibility testing system. Either party has the right to terminate the Sales Agreement upon 90 days’ notice to the other party following the first public announcement of BD’s acquisition of any directly competing product. The Company’s sole and exclusive remedy in the event of such termination is to receive any remaining balance of the Commercial Fee (as defined below).

Sales Agreement also grants BD certain rights with respect to the Company’s next generation antibiotic susceptibility test system of microbiology (“Pheno 2.0”). BD has an exclusive right of first negotiation to be the exclusive sales agent to commercialize Pheno 2.0, which will be triggered if the Company proposes to license Pheno 2.0, or if the Company and BD mutually agree that Pheno 2.0 clinical data is ready to be submitted to the U.S. Food and Drug Administration for 510(k) clearance. The terms of such subsequent agreement would have to be negotiated by the parties.

BD also has certain rights regarding a potential acquisition or financing of the Company. BD has the right to receive notice of an acquisition proposal or the initiation of a sale process. BD also has a right to receive information and a non-exclusive negotiation right regarding such potential change of control transaction. In the event of an acquisition of Company by a third party, other than BD, either party will have the right to terminate the Sales Agreement on three (3) months prior notice. Upon such termination, the Company or the acquiring party must pay BD 20% of revenue recognized for the shorter of one year or the remainder of the Initial Term, and any remaining unpaid Commercial Fee will be forgiven. Further, BD has the right to provide up to 20% of all future financings of the Company, the terms of which would be subject to negotiation by the parties.

In consideration of the rights granted, BD will pay the Company an exclusive commercial arrangement fee of $15.0 million (the “Commercial Fee”). The Commercial Fee is payable in equal $3.0 million installments commencing on the date the parties agree BD will start providing services and for the next four subsequent calendar years. The Commercial Fee is payable in the event of a termination of the Sales Agreement, except in the event of a termination (i) for convenience by the Company, (ii) by BD within one year of the Effective Date as a result of the Company’s insolvency, (iii) by BD for the Company’s material breach of the Sales Agreement, or (iv) by either party following a change of control to a third party. Additionally, the Commercial Fee or any unpaid balance will be forgiven in the event that a Product infringes a third party’s intellectual property rights. The Company also is obligated to pay BD sales commissions on the revenue recognized by the Company in accordance with U.S. generally accepted accounting principles on sales of Products (“Sales Commissions”). For existing business, the parties will define a base book listing of accounts in the commercialization plan and an annual base book fee for the Sales Commissions. For new business, the parties have established target revenue amounts and the Sales Commissions will be based on such revenue target amounts. New business is cumulative, including new accounts obtained in the previous year. Once the target level or the above target level is achieved, the Company will pay BD the target rate or the above target rate, as applicable, for all new business in that calendar year. In the event the Sales Agreement is terminated, the Company shall pay Sales Commissions for nine months past the effective date of such termination.

The Sales Agreement contains rights for each of the Company and BD to terminate the Sales Agreement based on a material breach, insolvency and other circumstances. Company and BD each may terminate the Sales Agreement for material breach by, or insolvency of, the other party following notice, and if applicable, a cure period. After the second anniversary of the Effective Date, Company and BD each has the right to terminate the Sales Agreement and any commercialization plan with 12 months’ prior written notice to the other party. The Company may also terminate the Sales Agreement if BD fails to meet certain targets for Products in any 12 months period following a cure period.

The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, which will be filed with the U.S. Securities and Exchange Commission as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2022.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; our continued investment in new product development to both our existing products and bring new ones to market; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; and our expectations relating to current supply chain impacts and inflationary pressures. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of our suppliers and customers, such as the possibility of customer demand fluctuations, supply chain constraints and inflationary pressures; and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”) and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system and the Accelerate Arc™ system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and the Accelerate Arc system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE mark to the Accelerate Pheno system and the Accelerate PhenoTest BC Kit for in vitro diagnostic use. On February 23, 2017, the U.S. Food and Drug Administration (the “FDA”) granted our de novo classification request to market the first version of our Accelerate Pheno system and Accelerate PhenoTest BC Kit.

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe, and the Middle East. Consistent with our “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale or leasing of the instruments and the sale of single use consumable test kits.

In July 2021, we launched our second test for use on the Accelerate Pheno system, the Accelerate PhenoTest BC Kit, AST configuration. This test kit runs antibiotic susceptibility testing following the input of an ID result from another system or methodology. In August 2021, we announced that this new AST only configuration had been CE marked for use in Europe. We believe this new AST only configuration may be attractive to prospective customers who already have a rapid ID system but still need fast susceptibility results to support getting patients on an optimal antibiotic therapy as soon as possible.

In March any May 2022, we announced the launch and commercialization of the Accelerate ArcTM system and BC Kit. This instrument and associated one-time-use test kit automates the front end steps required to rapidly produce an ID result on an existing matrix-assisted laser desorption/ionization (“MALDI”) system. In May 2022, we announced IVD registration of the Accelerate Arc system and BC Kit with the FDA, and in June 2022 we received CE IVDR registration for use in Europe. We believe the Accelerate Arc system and BC Kit to be a complementary offering to our recently launched Accelerate PhenoTest BC Kit, AST configuration, by enabling a rapid ID result by leveraging an existing MALDI system and rapid AST through the Accelerate Pheno system, which we further believe provides an opportunity for a large new market for rapid MALDI.

We continue to invest in new product development to both enhance our existing products and bring new ones to market. Current research and development areas of focus include the potential addition, if authorized by the FDA, of new AST content to our Accelerate Pheno system, additional applications for the Accelerate Arc system, and a next generation rapid susceptibility system, which is being developed with the goal to have lower costs, higher through-put, and capability to test a broader set of sample types.

COVID-19 and Supply Chain Impacts Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. New cases and hospitalizations have risen and fallen throughout the course of this pandemic. More recently, the emergence and spread of new variants of COVID-19 that are significantly more contagious than previous strains initially led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. While many of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID-19 cases. The lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

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

The reduced new instrument sales and implementations caused by the COVID-19 pandemic lowered our realized and expected revenue growth for 2020 and 2021. In the first half of 2022, we began to see many of the detrimental effects of the pandemic on our business discussed above start to ease. However, with the emergence of COVID-19 variants, including the Omicron variant and its sub-variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people, there remains uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products.

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

Changes in Results of Operations: Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

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

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net sales	$3,861	$2,798	$1,063	38%	$6,820	$5,316	$1,504	28%

For the three and six months ended June 30, 2022, total revenues increased primarily as a result of higher sales of Accelerate PhenoTest instruments, Accelerate PhenoTest BC Kits and service contract revenue compared to the three and six months ended June 30, 2021. Accelerate PhenoTest BC Kit revenue increased as customers completed their instrument verifications and began purchasing kits. Service contract revenue increased as a higher number of customers entered into multi-year service agreements following the expiration of their warranty periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of sales	$2,781	$1,745	$1,036	59%	$4,937	$3,365	$1,572	47%
Non-cash equity-based compensation as a component of cost of sales	228	74	154	208%	403	175	228	130%
Cost of sales less non-cash equity-based compensation	$2,553	$1,671	$882	53%	$4,534	$3,190	$1,344	42%

For the three and six months ended June 30, 2022, cost of sales increased as compared to the three and six months ended June 30, 2021, as a result of higher Accelerate Pheno sales, higher non-cash equity-based compensation, and increases to our cost of manufacturing consumables. Our cost of manufacturing has increased as we are experiencing cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor.

Cost of sales includes non-cash equity-based compensation of $0.2 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.4 million and $0.2 million for the six months ended

June 30, 2022 and 2021, respectively. Non-cash equity-based compensation increased for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021. Non-cash equity-based compensation cost is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to a customer, or when instruments under reagent rentals are amortized to cost of sales.

Cost of sales expenses excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021, as a result of higher Accelerate Pheno sales, and increases to our cost of manufacturing consumables, as described above.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gross profit	$1,080	$1,053	$27	3%	$1,883	$1,951	$(68)	(3)%
Non-cash equity-based compensation as a component of gross profit	228	74	154	208%	403	175	228	130%
Gross profit less non-cash equity-based compensation	$1,308	$1,127	$181	16%	$2,286	$2,126	$160	8%

For the three months ended June 30, 2022, gross profit increased as compared to the three months ended June 30, 2021, as a result of higher Accelerate Pheno sales, partially offset by increases in costs of sales, and a decrease in our average unit sales price. The increase in cost of sales is due to increases to manufacture consumables, as described above. While our average unit sales price primarily decreased period over period due to securing long-term, committed contracts with existing customers.

For the six months ended June 30, 2022, gross profit decreased as compared to the six months ended June 30, 2021, as a result of increases in cost of sales and a decrease in our average unit sales price. The increase in cost of sales is due to increases to manufacture consumables, as described above. While our average unit sales price primarily decreased period over period due to securing long-term, committed contracts with existing customers.

The Company’s overall gross margin was 28% and 38% for the three months ended June 30, 2022 and 2021, respectively, and 28% and 37% for the six months ended June 30, 2022 and 2021, respectively. The decreases were primarily due to increases in the costs to manufacture consumables as described above, and a decrease in our average unit sales price period over period as discussed above.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$7,576	$5,733	$1,843	32%	$13,600	$12,629	$971	8%
Non-cash equity-based compensation as a component of research and development	539	1,328	(789)	(59)%	901	4,074	(3,173)	(78)%
Research and development less non-cash equity-based compensation	$7,037	$4,405	$2,632	60%	$12,699	$8,555	$4,144	48%

Research and development expenses for the three and six months ended June 30, 2022 increased as compared to the three and six months ended June 30, 2021 primarily due to increased expenses to develop our next generation AST platform, partially offset by a decrease in non-cash equity-based compensation expense.

Research and development expenses includes non-cash equity-based compensation of $0.5 million and $1.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively. Non-cash equity-based compensation decreased for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021, due to a decrease in the fair value of awards being granted. The Company records the fair value of RSUs based on the published closing market price on the day before grant.

Research and development expenses excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021, primarily due to increases in costs related to the completion of the Accelerate Arc system and related Accelerate Arc studies, as well as an increase in development and contracted services used to develop our next generation AST platform.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales, general and administrative	$11,493	$12,910	$(1,417)	(11)%	$22,167	$26,938	$(4,771)	(18)%
Non-cash equity-based compensation as a component of sales, general and administrative	3,204	5,188	(1,984)	(38)%	5,646	11,180	(5,534)	(49)%
Sales, general and administrative less non-cash equity-based compensation	$8,289	$7,722	$567	7%	$16,521	$15,758	$763	5%

Sales, general and administrative expenses for the three and six months ended June 30, 2022 decreased as compared to the three and six months ended June 30, 2021 primarily due to a decrease in non-cash equity-based compensation expense.

Sales, general and administrative expenses includes non-cash equity-based compensation of $3.2 million and $5.2 million for the three months ended June 30, 2022 and 2021, respectively, and $5.6 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively. Non-cash equity-based compensation decreased for the three and six months ended June 30, 2022 when compared to the three and six months ended June 30, 2021, due to a decrease in the fair value of awards being granted. The Company records the fair value of RSUs based on the published closing market price on the day before grant.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021, primarily due to increases in costs related to marketing and promotional activities and professional services.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Loss from operations	$(17,989)	$(17,590)	$(399)	2%	$(33,884)	$(37,616)	$3,732	(10)%
Non-cash equity-based compensation as a component of loss from operations	3,971	6,590	$(2,619)	(40)%	6,950	15,429	$(8,479)	(55)%
Loss from operations less non-cash equity-based compensation	$(14,018)	$(11,000)	$(3,018)	27%	$(26,934)	$(22,187)	$(4,747)	21%

For the three and six months ended June 30, 2022, our loss from operations decreased as compared to the three and six months ended June 30, 2021. The decrease was primarily the result of a decrease in non-cash equity-based compensation expense. As discussed above, the decrease in employee non-cash equity-based compensation expense was the result of a decrease in the fair value of equity awards granted.

Loss from operations excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2022 increased compared to the three and six months ended June 30, 2021, primarily due to increases in product development costs related to the Accelerate Arc and the next generation AST program, and increases to sales, general and administrative expenses related to marketing and promotional activities and professional services, as discussed above.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total other income (expense), net	$186	$(4,084)	$4,270	(105)%	$1,896	$(8,297)	$10,193	(123)%

For the three and six months ended June 30, 2022 the Company incurred other income, net compared to other expense, net for the three and six months ended June 30, 2021.

In March 2022, the Company entered into a privately negotiated exchange agreement with a holder of the Notes pursuant to which such holder exchanged approximately $14.0 million in aggregate principal amount of Notes held by them for 10,798,482 shares of the Company's common stock. The closing of the exchange transaction occurred in eight tranches with the first closing occurring on March 29, 2022 and the last closing on May 18, 2022. The gain on extinguishment of exchanged Notes was $0.9 million for the three months ended June 30, 2022 and $3.6 million for the six months ended June 30, 2022. This reduction in principal also resulted in a decrease in interest expense for the the three and six months ended June 30, 2022. See Part I, Item 1, Note 10, Convertible Notes for Additional information.

The Company also adopted ASU 2020-06 on January 1, 2022. The Company’s 2.50% Senior Convertible Notes due 2023 (the “Notes”) Notes are no longer bifurcated between debt and equity and are instead accounted for entirely as debt at face value net of any discount or premium and issuance costs. Interest expense is comprised of cash interest incurred and amortization of any debt issuance costs. This change in accounting principle primarily resulted in a decrease in interest expense for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Interest expense was $0.7 million and $4.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.6 million and $8.3 million for the six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three and six months ended June 30, 2022 and 2021, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary sources of liquidity have been from sales of shares of our equity securities, the issuance of our convertible notes and cash from operations. As of June 30, 2022, the Company had $36.8 million in cash and cash equivalents and investments, a decrease of $26.8 million from $63.6 million at December 31, 2021. The primary reason for the decrease was due to cash used in operations during the period.

As of June 30, 2022, management believes current cash balances and probable future cash proceeds will be sufficient to fund our capital and liquidity needs for the next twelve months. Future cash proceeds include a contracted equity offering, collection of accounts receivables and future lease payments from already contracted customers and other probable events that will be realized into cash. Management also maintains plans to continue to fund the operations of the Company and to achieve self-sustaining operations upon the realization of its sales generation and cost containment strategies beyond the next twelve months.

Our primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary and next generation products. We believe our capital requirements will continue to be met with our existing cash balance and those provided by revenue, grants and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, or if our business is negatively impacted by the COVID-19 pandemic more seriously or for longer than we currently expect, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 15, Leases.

For more information on the Company’s liquidity please see Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

As of June 30, 2022, our material cash requirements were as follows:

Payments due by Period (in thousands)
Material Cash Requirements	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$3,054	$446	$968	$1,055	$585	$—	$—
Purchase obligation	11,900	—	—	—	—	—	11,900
Finance lease obligations	2,696	491	983	983	239	—	—
Long term debt	84	84	—	—	—	—	—
Deferred compensation	806	—	—	—	406	400	—
Convertible notes1) 2)	106,500	—	106,500	—	—	—	—
Convertible notes interest1) 2)	2,662	1,331	1,331	—	—	—	—
Secured Notes2)	—	—	—	—	—	—	—
Total	$127,702	$2,352	$109,782	$2,038	$1,230	$400	$11,900

1) Our capital requirements also include the maturity of convertible notes due March 2023, which can be settled in shares, cash, or a combination thereof. The Company has sufficient shares to settle all outstanding convertible notes in shares and will also consider options to refinance the debt or settle in cash.

2) Effective August 15, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”), a holder of the Company’s 2.50% Convertible Senior Notes due 2023 (the “Notes”). Under the terms of the Exchange Agreement, the Schuler Trust has agreed to exchange with the Company (the “Exchange”) $49,905,000 in aggregate principal amount of Notes held by it for a secured promissory note in an aggregate principal amount of $34,933,500 (the “Secured Note”). The Secured Note has a scheduled maturity date of August 15, 2027 and will be repayable upon written demand at any time on or after such date. The Secured Note bears interest at a rate of 5.0% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The reduction in principal is not reflected in the convertible notes and interest balance provided above. The increase in principal is not reflected in the Secured Notes balance provided above.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

Cash Flow Summary
	Six Months Ended June 30,
	(in thousands)
	2022	2021	$ Change
Net cash used in operating activities	$(25,605)	$(22,928)	$(2,677)
Net cash (used in) provided by investing activities	(9,213)	8,265	(17,478)
Net cash (used in) provided by financing activities	(280)	23,505	(23,785)

Cash flows from operating activities

During the six months ended June 30, 2022, net cash used in operating activities was primarily the result of net losses and gain on extinguishment of debt, partially offset by equity-based compensation, and depreciation and amortization.

During the six months ended June 30, 2021, net cash used in operating activities was primarily the result of net losses offset by equity-based compensation, amortization of debt discount and issuance costs, and depreciation and amortization.

The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 resulted in the Notes now being accounted for as a single liability measured at their amortized cost. The Notes are no longer bifurcated between debt and equity and are instead accounted for entirely as debt at face value net of any discount or premium and issuance costs. This change in accounting principle resulted in a decrease in amortization of debt discount and issuance costs for the six months ended June 30, 2022.

Cash flows from investing activities

The net cash used in investing activities was $9.2 million for the six months ended June 30, 2022. The Company had purchases of marketable securities of $27.5 million which were offset in part by maturities of marketable securities of $18.7 million.

The net cash provided by investing activities was $8.3 million for the six months ended June 30, 2021. The Company had maturities of marketable securities of $24.0 million which were offset in part by purchases of marketable securities of $15.7 million.

Cash flows from financing activities

The net cash used in financing activities was $0.3 million for the six months ended June 30, 2022, which was from payments of finance leases, partially offset by proceeds from the issuance of common stock under the Company’s employee stock purchase plan.

The net cash provided by financing activities was $23.5 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, the Company received $22.1 million in proceeds from the issuance of common stock in connection with a private placement offering and $1.2 million from the exercise of stock options.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of the Notes. In connection with the offering of the Notes, the Company granted the initial purchasers an option to purchase additional amounts. The option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes mature on March 15, 2023, unless earlier repurchased or converted into shares of common stock subject to certain conditions. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on March 15 and September 15 of each year with interest payments beginning on September 15, 2018.

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

During the six month ended June 30, 2022, the Company entered into an exchange agreement with one holder of the Notes. Under the terms of the exchange agreement, the holder agreed to exchange Notes held by them for shares of the Company’s common stock. During the six month ended June 30, 2022, $14.0 million in aggregate principal amount of Notes were exchanged for 10,798,482 shares of the Company's common stock in this exchange transaction. After giving effect to the exchange transactions described above, the Notes had an outstanding principal amount of $106.5 million as of June 30, 2022.

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

Pursuant to the Securities Purchase Agreement, the Schuler Trust has agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the Securities Purchase Agreement, for an aggregate purchase price of $4.0 million. On June 29, 2022, the Company and the Schuler Trust agreed to extend the closing date of the Private Placement from June 30, 2022 to September 26, 2022.

For additional information regarding other sales of equity securities completed by the Company in 2020 and 2021, see “Capital Resources and Liquidity—Other sales of equity securities” in Part II, Item 7 of the 2021 10-K.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into an Equity Sales Agreement (the “ATM Sales Agreement”) with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the ATM Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the ATM Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ATM Sales Agreement. During the six months ended June 30, 2022, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of June 30, 2022, the Company had an aggregate of $39.1 million available for future sales under its at-the-market equity offering program.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2021 10-K. The risks described in our 2021 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2022 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporate by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
10.1	Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

8/15/20222	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

8/15/20222	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)