Form 10-Q
period 2022-09-30
Accelerate Diagnostics, Inc
filed 2022-11-14
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
OR
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

As of November 10, 2022, there were 99,099,480 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$38,987	$39,898
Investments	16,407	23,720
Trade accounts receivable, net	2,393	2,320
Inventory	5,392	5,067
Prepaid expenses	1,119	768
Other current assets	1,974	1,558
Total current assets	66,272	73,331
Property and equipment, net	3,621	5,389
Finance lease assets, net	2,319	—
Operating lease right of use assets, net	2,012	2,510
Other non-current assets	1,623	1,817
Total assets	$75,847	$83,047
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,819	$1,983
Accrued liabilities	4,300	2,853
Accrued interest	118	909
Deferred revenue	524	451
Current portion of long-term debt	80	80
Finance lease, current	953	—
Operating lease, current	774	669
Total current liabilities	9,568	6,945
Finance lease, non-current	698	—
Operating lease, non-current	1,775	2,381
Other non-current liabilities	759	808
Accrued interest related-party	220	—
Long-term debt related-party	16,299	—
Convertible notes	56,325	107,984
Total liabilities	$85,644	$118,118

Commitments and contingencies (see Note 14)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	Unaudited
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of September 30, 2022 and December 31, 2021	4	4
Common stock, $0.001 par value;
200,000,000 common shares authorized with 97,240,983 shares issued and outstanding on September 30, 2022 and 100,000,000 common shares authorized with 67,649,018 shares issued and outstanding on December 31, 2021	97	68
Contributed capital	627,853	580,652
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(592,439)	(570,668)
Accumulated other comprehensive loss	(245)	(60)
Total stockholders’ deficit	(9,797)	(35,071)
Total liabilities and stockholders’ deficit	$75,847	$83,047

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Net sales	$2,960	$3,122	$9,780	$8,439

Cost of sales	2,190	2,136	7,127	5,502
Gross profit	770	986	2,653	2,937

Costs and expenses:
Research and development	7,285	4,712	20,885	17,341
Sales, general and administrative	8,255	10,806	30,422	37,744
Total costs and expenses	15,540	15,518	51,307	55,085

Loss from operations	(14,770)	(14,532)	(48,654)	(52,148)

Other (expense) income:
Interest expense	(203)	(4,211)	(1,833)	(12,477)
Interest expense related-party	(495)	—	(495)	—
Gain on extinguishment of debt	—	9,840	3,565	9,840
Foreign currency exchange loss	(261)	(78)	(221)	(238)
Interest income	73	—	151	55
Other (expense) income, net	(49)	(5)	(206)	69
Total other (expense) income, net	(935)	5,546	961	(2,751)

Net loss before income taxes	(15,705)	(8,986)	(47,693)	(54,899)
Provision for income taxes	—	—	—	—
Net loss	$(15,705)	$(8,986)	$(47,693)	$(54,899)

Basic and diluted net loss per share	$(0.18)	$(0.15)	$(0.62)	$(0.91)
Weighted average shares outstanding	87,011	61,146	77,049	60,250

Other comprehensive loss:
Net loss	$(15,705)	$(8,986)	$(47,693)	$(54,899)
Net unrealized gain (loss) on debt securities available-for-sale	48	(3)	(84)	(21)
Foreign currency translation adjustment	139	(27)	(101)	(87)
Comprehensive loss	$(15,518)	$(9,016)	$(47,878)	$(55,007)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(47,693)	$(54,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,207	1,875
Amortization of investment discount	94	153
Equity-based compensation	8,179	19,058
Amortization of debt discount and issuance costs	386	9,250
Amortization of debt discount related-party	275	—
Loss (gain) on disposal of property and equipment	74	(202)
Unrealized loss (gain) on equity investments	206	(39)
Gain on extinguishment of debt	(3,565)	(9,840)
(Increase) decrease in assets:
Contributions to deferred compensation plan	(174)	(304)
Accounts receivable	(73)	(719)
Inventory	(245)	(527)
Prepaid expense and other	(491)	860
Increase (decrease) in liabilities:
Accounts payable	1,221	1,017
Accrued liabilities and other	962	(436)
Accrued interest	(785)	(1,059)
Accrued interest from related-party	220	—
Deferred revenue and income	73	93
Deferred compensation	(49)	343
Net cash used in operating activities	(39,178)	(35,376)

Cash flows from investing activities:
Purchases of equipment	(446)	(202)
Purchase of marketable securities	(27,506)	(22,345)
Maturities of marketable securities	34,527	33,601
Net cash provided by investing activities	6,575	11,054

Cash flows from financing activities:
Proceeds from issuance of common stock	32,872	22,640
Payments on finance leases	(1,109)	—
Proceeds from exercise of options	7	1,456
Proceeds from issuance of common stocks under employee purchase plan	184	245
Transaction costs related to debt exchange	(192)	—
Payment of debt	(6)	(6)
Net cash provided by financing activities	31,756	24,335

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Effect of exchange rate on cash	(64)	(69)

Decrease in cash and cash equivalents	(911)	(56)
Cash and cash equivalents, beginning of period	39,898	35,781
Cash and cash equivalents, end of period	$38,987	$35,725

Non-cash investing activities:
Net transfer of instruments (to) from inventory to property and equipment	$(78)	$508

Non-cash financing activities:
Extinguishment of convertible senior notes through issuance of common stock	$10,180	$34,545
Convertible notes due from related-party extinguished in connection with the exchange transaction, net of deferred issuance costs	$49,624	$—
Fair value of new note from related-party issued in connection with the exchange transaction	$16,024	$—
Fair value of common stock warrant issued to related-party in connection with exchange transaction	$3,753	$—
Capital contribution from related-party in connection with the exchange transaction	$29,847	$—

Supplemental cash flow information:
Interest paid	$2,214	$4,288

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Preferred stock shares outstanding
Beginning	3,955	—	3,955	—
Issuance of preferred stock	—	2,636	—	2,636
Ending	3,955	2,636	3,955	2,636

Preferred stock
Beginning	$4	$—	$4	$—
Proceeds from issuance of preferred stock	—	3	—	3
Ending	$4	$3	$4	$3

Common stock shares outstanding
Beginning	79,701	61,489	67,649	57,608
Issuance of common stock	17,500	67	17,500	2,937
Restricted stock awards released and exercise of options	6	62	1,134	1,052
Issuance of common stock under employee purchase plan	34	16	159	37
Rescission of common stock	—	(2,643)	—	(2,643)
Issuance of shares to retire convertible notes	—	5,946	10,799	5,946
Ending	97,241	64,937	97,241	64,937

Common stock
Beginning	$80	$61	$68	$58
Proceeds from issuance of common stock	17	1	17	3
Restricted stock awards released and exercise of options	—	—	1	1
Rescission of common stock	—	(3)	—	(3)
Issuance of shares to retire convertible notes	—	6	11	6
Ending	$97	$65	$97	$65

Contributed capital
Beginning	$560,185	$514,122	$580,652	$475,072
Cumulative effect of accounting changes	—	—	(37,438)	—
Proceeds from issuance of common stock	32,855	517	32,855	22,637
Exercise of options	—	234	6	1,455
Issuance of common stock under employee purchase plan	47	84	184	245
Issuance of shares to retire Convertible Notes	—	34,539	10,169	34,539
Capital contribution from related-party in connection with exchange transaction	29,847	—	29,847	—
Warrant issued to related-party	3,753	—	3,753	—
Equity-based compensation	1,166	3,638	7,825	19,186
Ending	$627,853	$553,134	$627,853	$553,134

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Accumulated deficit
Beginning	$(576,734)	$(538,879)	$(570,668)	$(492,966)
Cumulative effect of accounting changes	—	—	25,922	—
Net loss	(15,705)	(8,986)	(47,693)	(54,899)
Ending	$(592,439)	$(547,865)	$(592,439)	$(547,865)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(432)	$13	$(60)	$91
Net unrealized gain (loss) on debt securities available-for-sale	48	(3)	(84)	(21)
Foreign currency translation adjustment	139	(27)	(101)	(87)
Ending	$(245)	$(17)	$(245)	$(17)

Total stockholders' deficit	$(9,797)	$(39,747)	$(9,797)	$(39,747)

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

Risk and Uncertainties

The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises, one convertible debt offering, and Secured Note (as defined in Note 11). The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused business slowdowns or shutdowns in affected areas, both, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted the Company’s business and results of operations, starting in the first quarter of 2020 and continuing through the current quarter, albeit to a lesser degree. These impacts include diminished access to the Company’s customers, principally hospitals, which has severely limited the ability to sell or implement products. Furthermore, the expected rate of growth of the Company’s consumable test kit sales has been reduced because of the negative impact of the COVID-19 pandemic on Accelerate Pheno system new sales and implementations. The Company has reviewed its suppliers and quantities of key materials and believes that it has sufficient stocks and alternate sources of critical materials should the supply chains become further disrupted, although raw materials for the manufacturing of reagents is in high demand, and interruptions in supply are difficult to predict. The COVID-19 pandemic also caused the Company to reassess its build plan and evaluate its inventories accordingly, which resulted in additional charges to cost of sales for excess inventories in the prior year.

The Company may seek to fund its operations through public equity, private equity or debt financings, as well as other sources. However, the Company may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations, financial condition and the Company’s ability to develop new products. To the extent the Company raises additional funds through the sale of equity, issue convertible debt securities or exchange convertible debt for equity, the issuance of securities will result in dilution to stockholders. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. In addition, the Company has a significant number of options and restricted stock units (“RSUs”) outstanding in addition to the Warrant (as defined in Note 11). If these options or the Warrant are exercised or such RSUs are released, or shares of the Company’s common stock are issued upon conversion of the Company’s outstanding 2.50% Senior Convertible Notes due 2023 (the “Notes”) or Series A Preferred Stock, further dilution may occur.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, convertible notes, notes from related parties, tax valuation accounts, equity–based compensation, warrants, revenue and leases. Actual results could differ materially from those estimates.

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

The estimated fair value of the Notes represents a Level 2 measurement. See Note 10, Convertible Notes for further detail on the Notes.

The long-term debt with a related-party consisting of the Secured Note (as defined in Note 11) and the Warrant are instruments measured at fair value on a non-recurring basis using Level 3 inputs. See Note 11, Long-Term Debt Related-Party for further detail on the Secured Note and the Warrant.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale or has a cost basis in excess of its estimated realizable value and records a charge to expense for such inventory as appropriate.

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

The allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$150	$213	140	445
(Reversals) provisions, net	(12)	78	18	114
Write-offs	—	(77)	(20)	(345)
	$138	$214	$138	$214

The write-offs recorded during the nine months ended September 30, 2021 were in connection with a one-time restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded as of for the three and nine months ended September 30, 2022.

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

Warranty reserve activity for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$255	$169	$139	$232
Provisions (reversals), net	(4)	(31)	134	(41)
Warranty cost incurred	(29)	(17)	(51)	(70)
Ending balance	$222	$121	$222	$121

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

The Company classifies the Notes as a non-current liability as the Company has sufficient shares and non-cash alternatives to settle the Notes.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and nine months ended September 30, 2022.

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

The Company’s overall gross margin was 26% and 32% for the three months ended September 30, 2022 and 2021, respectively, and 27% and 35% for the nine months ended September 30, 2022 and 2021, respectively. The decreases were primarily due to increases in the costs to manufacture consumables due to supply chain inflationary factors and a decrease in our average unit sales price period over period.

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

Nonqualified Cash Deferral Plan

The Company's Cash Deferral Plan (the “Deferral Plan”) provides certain key employees with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of

the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments’ fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liabilities in the condensed consolidated balance sheet.

Equity-Based Compensation

The Company may award stock options, RSUs, performance-based awards and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method) except for performance-based awards. Performance-based awards vest based on the achievement of performance targets. Compensation costs associated with performance-based awards are recognized over the requisite service period based on probability of achievement. Performance-based awards require management to make assumptions regarding the likelihood of achieving performance targets.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and the Warrant. Potentially dilutive common shares would also include common shares that would be outstanding if the Notes and the Series A Preferred Stock outstanding at the balance sheet date were converted and shares issuable in connection with the March 2022 Securities Purchase Agreement (as defined in Note 18). Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of September 30, 2022, three of the Company's financial institutions held 74%, 12% and 13% of the Company’s cash and cash equivalents. As of December 31, 2021, two of the Company's financial institutions held 72% and 13% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 16% and 13% of the Company’s net accounts receivable balance as of September 30, 2022 and December 31, 2021, respectively.

The Company did not have any customers that represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2022 and 2021.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,145	$—	$—	$5,145
Total cash and cash equivalents	5,145	—	—	5,145
Equity investments:
Mutual funds	808	—	—	808
Total equity investments	808	—	—	808
Debt securities available-for-sale:
Certificates of deposit	—	3,382	—	3,382
U.S. Treasury securities	5,228	—	—	5,228
Commercial paper	—	2,893	—	2,893
Corporate notes and bonds	—	4,096	—	4,096
Debt securities available-for-sale	5,228	10,371	—	15,599
Total assets measured at fair value	$11,181	$10,371	$—	$21,552

	December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,563	$—	$—	$5,563
Commercial paper	—	200	—	200
Total cash and cash equivalents	5,563	200	—	5,763
Equity investments:
Mutual funds	841	—	—	841
Total equity investments	841	—	—	841
Debt securities available-for-sale:
Certificates of deposit	—	1,351	—	1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	—	8,046	—	8,046
Corporate notes and bonds	—	13,232	—	13,232
Debt securities available-for-sale	250	22,629	—	22,879
Total assets measured at fair value	$6,654	$22,829	$—	$29,483

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

At September 30, 2022, the Notes had an outstanding principal amount of $56.6 million with a fair value of $51.7 million. At December 31, 2021, the Notes had an outstanding principal amount of $120.5 million with a fair value of $89.4 million. The fair value of the Notes represents a Level 2 measurement. The fair value of the Notes is typically correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value. See Note 10, Convertible Notes for further detail on the Notes.

The Secured Note is an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the Secured Note on August 15, 2022 was $16.0 million. See Note 11, Long-Term Debt Related-Party for further detail on the Secured Note.

The warrant is an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the warrant on August 15, 2022 was $3.8 million. See Note 11, Long-Term Debt Related-Party for further detail on the Company’s warrant with a related-party.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities available-for-sale investments at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$3,400	$—	$(18)	$3,382
U.S. Treasury securities	5,266	—	(38)	5,228
Commercial paper	2,901	—	(8)	2,893
Corporate notes and bonds	4,131	—	(35)	4,096
Total	$15,698	$—	$(99)	$15,599

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,351	$—	$—	$1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	8,048	—	(2)	8,046
Corporate notes and bonds	13,245	—	(13)	13,232
Total	$22,894	$—	$(15)	$22,879

The following table summarizes the maturities of the Company’s debt securities available-for-sale investments at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$15,698	$15,599	$22,663	$22,649
Due in 1-3 years	—	—	231	230
Total	$15,698	$15,599	$22,894	$22,879

There were no proceeds from sales of debt securities available-for-sale (including principal paydowns) for the three and nine months ended September 30, 2022 and 2021. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three and nine months ended September 30, 2022 and 2021. No material balances were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021. No unrealized losses on debt securities available-for-sale have been recognized in income for the three and nine months ended September 30, 2022 and 2021, as the issuers of such securities held by us were of high credit quality.

As of September 30, 2022, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%.

As of September 30, 2022 the Company did not carry any debt securities available-for-sale that were below the Company's minimum credit rating. All debt securities available-for-sale had a credit rating of A- or better as of September 30, 2022.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities for each of the periods ended September 30, 2022 and December 31, 2021 was $0.8 million.

Unrealized losses or gains on equity securities recorded in income during the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized (loss) gain on equity investments	$(50)	$(5)	$(206)	$39

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three and nine months ended September 30, 2022 and 2021.

NOTE 6. INVENTORY

Inventories consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$1,769	$1,343
Work in process	2,133	1,625
Finished goods	1,490	2,099
	$5,392	$5,067

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment	$3,866	$3,181
Technical equipment	3,259	3,285
Facilities	3,674	3,675
Instruments	3,594	5,364
Capital projects in progress	48	683
Total property and equipment	$14,441	$16,188
Accumulated depreciation	(10,820)	(10,799)
Property and equipment, net	$3,621	$5,389

Depreciation expense for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation expense	$381	$487	$1,284	$1,540

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Instruments at cost under operating leases	$2,452	$3,110
Accumulated depreciation under operating leases	(1,109)	(1,165)
Net property and equipment under operating leases	$1,343	$1,945

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of September 30, 2022 and December 31, 2021 follows (in thousands):

	September 30,	December 31,
	2022	2021
Products and services not yet delivered	$524	$451

We recognized $0.2 million and $0.4 million of revenues that were included in the beginning contract liabilities balances during the three and nine months ended September 30, 2022, respectively, and $0.1 million and $0.3 million of revenues that were included in the beginning contract liabilities balances during the three and nine months ended September 30, 2021, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2022, $9.0 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

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

As of September 30, 2022 and December 31, 2021, long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Loans - various interest	$80	$80
Current portion of long-term debt	80	80
Long-term debt	$—	$—

The following presents maturities of future principal obligations of long-term debt as of September 30, 2022 (in thousands):

Remainder of 2022	$80
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$80

Paycheck Protection Program (PPP) Loan

On April 14, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $4.8 million made to the Company under the Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief, and Economic Security Act.

On July 15, 2021, the Small Business Administration (“SBA”) informed the Company of its full forgiveness for the entire PPP Note amount plus accrued interest, which was $4.8 million as of the date of forgiveness. The SBA’s determination of loan forgiveness does not preclude further investigation by the SBA according to its rules and regulations. With approval of the Company's application for forgiveness the Company recorded a gain on extinguishment of the entire PPP Note amount of $4.8 million during the three and nine months ended September 30, 2021.

NOTE 10. CONVERTIBLE NOTES

The Notes are the Company’s senior unsecured obligations and mature on March 15, 2023 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company pays interest on the Notes semi-annually in arrears on March 15 and September 15 of each year. The Company’s Notes have a fixed coupon rate of 2.5% per annum on the principal amount.

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

At any time on or after December 15, 2022, a holder may convert its Notes in multiples of $1,000 principal amount. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture pursuant to which the Notes were issued) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change or event of default prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. As of September 30, 2022 and December 31, 2021, no Notes were convertible pursuant to their original terms.

Interest expense during the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual coupon interest	$79	$1,024	$1,528	$3,168
Amortization of debt issuance costs	121	185	386	539
Amortization of the debt discount	—	$2,987	$—	$8,711
Total interest expense on convertible notes	$200	$4,196	$1,914	$12,418

Gain on extinguishment of exchanged Notes during the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain on extinguishment	$—	$4,999	$3,565	$4,999

The carrying value of the Notes at September 30, 2022 consisted of the following (in thousands):

September 30,
2022
Outstanding principal at par	$56,595
Unamortized debt issuance	(270)
Net carrying amount	$56,325

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

2021 Exchange Transactions

In September 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock (the “2021 Exchange Transactions”). During the nine months ended September 30, 2021, such holders exchanged $46.0 million in aggregate principal amount of Notes held by them for 5,945,718 shares of the Company’s common stock. The net carrying value of the Notes exchanged was $40.4 million which the Company repurchased for $34.5 million of common stock. The Company also incurred $0.8 million of reacquisition costs, which was recorded as an offset to gain on extinguishment of debt. The 2021 Exchange Transaction resulted in a net gain of $5.0 million reflected in other income (expense), net for the three and nine months ended September 30, 2021. See Note 18, Stockholders' Equity for additional information.

March 2022 Exchange Transaction

On March 21, 2022, the Company entered into a privately negotiated exchange agreement (the “March 2022 Exchange Agreement”) with a holder of the Notes. Under the terms of the March 2022 Exchange Agreement, the note holder agreed to exchange with the Company $14.0 million in aggregate principal amount of Notes held by it in eight equal tranches as follows for each tranche: (a) 22.64 shares per $1,000 principal amount of Notes exchanged, plus (b) an additional number of shares of the Company’s common stock per $1,000 principal amount of Notes exchanged equal to the sum, for each of the trading days during a separate agreed upon reference period for each tranche commencing on March 21, 2022 for the first tranche, of the quotient of (i) $155.67 divided by (ii) the daily volume-weighted average price for such trading day (collectively, the “March 2022 Exchange Transaction”). The closing of the March 2022 Exchange Transaction occurred in eight tranches (“Obligation to Exchange”), with the first closing occurring on March 29, 2022 and the last closing on May 18, 2022.

On March 21, 2022 the Obligation to Exchange the $14.0 million of Notes in the March 2022 Exchange Transaction was accounted for as an extinguishment and was replaced by new notes with an embedded feature (the “New Notes”). The New Notes were elected to be carried using the fair value option. The New Notes were recorded at fair value on initial measurement and remeasured at fair value (“mark to market”) at each reporting period with changes in fair value reported in other income and expense, net. This fair value election was exclusive to the New Notes and did not extend to other Notes. The embedded feature was no longer outstanding on September 30, 2022 as the New Notes were exchanged and the Obligation to Exchange retired on May 18, 2022.

During the nine months ended September 30, 2022 the holder of the Notes exchanged $14.0 million in aggregate principal amount of Notes held by it for 10,798,482 shares of the Company’s common stock pursuant to the March 2022 Exchange Agreement. The net carrying value of the Notes exchanged was $14.0 million which the Company repurchased for $10.2 million of common stock. The Company also incurred $0.2 million of reacquisition costs, which was recorded as an offset to gain on extinguishment of debt. This exchange transaction resulted in a net gain of $3.6 million reflected in other income (expense), net for the nine months ended September 30, 2022. See Note 18, Stockholders' Equity for additional information.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”), as discussed in Note 11, Long-Term Debt Related-Party. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) the Warrant to acquire the Company’s common stock.

Under ASC 470-50-40, the transaction qualified as an extinguishment of debt. Under extinguishment accounting, the Notes were derecognized and the new instruments, which include the Secured Note and the Warrant, were recorded at their fair values. The difference between the fair values of the new instruments and the net carrying amount of the Notes being extinguished was included in the calculation of gain. The gain from the extinguishment of the Notes was treated as a capital transaction. The Secured Note includes various features that were advantageous to the Company, including a lower interest rate compared to current market rates and a share conversion feature. There were no other negotiating parties that had similar terms or economic outcomes. As such, the exchange was considered not to be an arm’s length transaction, and therefore the resulting gain was accounted for as a capital transaction. The net carrying amount of the extinguished Notes was $49.6 million. The estimated fair value of the Secured Note and the Warrant on August 15, 2022 was $16.0 million and $3.8 million, respectively, which resulted in a net gain of $29.8 million that was recorded to contributed capital. See Note 18, Stockholders' Equity and Note 11, Long-Term Debt Related-Party for additional information.

NOTE 11. LONG-TERM DEBT RELATED-PARTY

On August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust, a holder of the Notes. Jack Schuler, who serves as a member of the Company’s board of directors, is the sole trustee of the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and (b) a Warrant to acquire the Company’s common stock at an exercise price of $2.12 per share (the “Warrant”).

The Secured Note has a scheduled maturity date of August 15, 2027 and will be repayable upon written demand at any time on or after such date. The Company may, at its option, repay the note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $2.12. The Secured Note bears interest at a rate of 5.0% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The Company may prepay the Secured Note at any time without premium or penalty. The Secured Note is secured by substantially all of the assets of the Company, subject to customary exceptions and limitations, pursuant to a security agreement, dated as of August 15, 2022. The Secured Note does not restrict the incurrence of future indebtedness by the Company but shall become subordinated in right of payment and lien priority upon the request of any future senior lender.

Under ASC 470-50-40, the transaction qualified as an extinguishment of debt. Under extinguishment accounting, the Notes were derecognized and the new instruments, which include the Secured Note and the Warrant, were recorded at their fair values. See Note 10, Convertible Notes for additional information. The Secured Notes is an instrument measured at fair value on a non-recurring basis using Level 3 inputs. To estimate the Secured Note’s fair value, the Company applied a Monte Carlo simulation which simulated the share price of the Company over the remaining term to the maturity date of the Secured Note. The simulated per-share price in a given iteration determined if the Company settled in cash or shares. The estimated fair value of the Secured Note on August 15, 2022 was $16.0 million. This valuation estimated an issuance discount of $18.9 million. The effective interest rate on the Secured Note is 24.60%.

The carrying value of the Secured Note at September 30, 2022 consisted of the following (in thousands):

September 30,
2022
Outstanding principal	$34,934
Unamortized debt issuance discount	(18,635)
Net carrying amount	$16,299

Interest expense in connection with the Secured Note during the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest	$220	$—	$220	$—
Amortization of the debt discount	275	—	275	—
Total interest expense	$495	$—	$495	$—

Warrant

The Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrant. The Warrant is exercisable for up to 2,471,710 shares of common stock. The Warrant meets the criteria for classification in stockholders’ equity and was recorded in equity and initially measured at fair value. The Warrant was measured at fair value on a non-recurring basis using Level 3 inputs. The fair value of the warrant on August 15, 2022 was $3.8 million.

The table below summarizes the inputs used to calculate the estimated fair value of the Warrant issued during the three months ended September 30, 2022:

Contractual term (in years)	7.0
Volatility	76.10%
Expected dividends	—
Risk free interest rates	2.86%

NOTE 12. LOSS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares issuable upon the release of RSUs	4,619	2,320	4,619	2,320
Shares issuable upon exercise of stock options	5,665	7,634	5,665	7,634
Shares issuable upon the exercise of the Warrant	2,472	—	2,472	—
	12,756	9,954	12,756	9,954

Potentially dilutive common shares would include common shares that would be outstanding if Notes convertible at the balance sheet date were converted. As discussed in Note 10, Convertible Notes, upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock. As of September 30, 2022, no Notes were convertible pursuant to the original terms. The number of shares of common stock issuable upon conversion of the outstanding Notes based on the initial conversion rate was approximately 1,830,441 shares as of September 30, 2022. Historically the Company has engaged in privately negotiated exchanges of Notes for a substantially greater number of shares than the initial conversion rate of the Notes described above because the Company’s stock price at the time of such exchanges was significantly less than the $30.92 initial conversion price of the Notes.

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

Potentially dilutive common shares include common shares that would be outstanding if Series A Preferred Stock were converted into common stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock is 3,954,546 as of September 30, 2022.

As discussed in Note 18, Stockholders' Equity, the Company entered into a securities purchase agreement with the Schuler Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock. The closing of the transaction is expected to occur on December 30, 2022, subject to the satisfaction of customary closing conditions and is considered an equity forward agreement. The shares to be issued from this agreement were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

As discussed in Note 11, Long-Term Debt Related-Party, the Company may, at its option, repay the Secured

Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $2.12. The number of shares of common stock issuable upon conversion of the Secured Note and accrued interest was approximately 16,478,066 and 103,834 shares respectively, as of September 30, 2022. The shares issuable in connection with a repayment of the Secured Note were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2022	7,192,540	$13.89
Granted	140,000	3.05
Forfeited	(204,232)	12.49
Exercised	(6,105)	1.04
Expired	(1,457,019)	10.33
Options outstanding September 30, 2022	5,665,184	$14.60

No stock options were granted during the three months ended September 30, 2022 and 2021.

The following table shows summary information for outstanding options and options that are exercisable (vested) as of September 30, 2022:

	Options Outstanding	Options Exercisable
Number of options	5,665,184	4,422,595
Weighted average remaining contractual term (in years)	5.54	5.04
Weighted average exercise price	$14.60	$15.32
Weighted average fair value	$9.10	$9.44
Aggregate intrinsic value (in thousands)	$—	$—

The following table summarizes RSU and restricted stock award activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2022	2,090,182	$10.77
Granted	4,107,083	1.55
Forfeited	(451,703)	8.68
Released	(1,127,017)	3.43
Outstanding September 30, 2022	4,618,545	$4.57

The table below summarizes equity-based compensation expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$167	$82	$570	$257
Research and development	151	266	1,052	4,340
Sales, general and administrative	911	3,281	6,557	14,461
	$1,229	$3,629	$8,179	$19,058

The table below summarizes share-based compensation cost capitalized to inventory for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost capitalized to inventory	$69	$77	$186	$319

As of September 30, 2022, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $2.3 million and $7.8 million, respectively. This is expected to be recognized over the years 2022 through 2027.

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

During 2020, the Company granted 105,000 performance-based stock options. Of these performance-based stock options, performance obligations had been met for 90,000 options which became exercisable in a prior period. Of these performance-based stock options, 90,000 options expired during the nine months ended September 30, 2022. No performance-based stock options were outstanding as of September 30, 2022.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
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

During 2020, the Company granted performance-based RSUs of which 165,974 were outstanding as of September 30, 2022. No changes occurred during the nine months ended September 30, 2022.

During 2021, the Company granted performance-based RSUs of which 111,806 were outstanding as of September 30, 2022. No changes occurred during the nine months ended September 30, 2022.

The table below summarizes share-based compensation cost in connection with performance-based RSUs for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Performance-based RSU expense	$—	$818

NOTE 14. INCOME TAXES

For the nine months ended September 30, 2022, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the nine months ended September 30, 2022 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $47.7 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At September 30, 2022, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and nine months ended September 30, 2022, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

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

As of September 30, 2022 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

NOTE 16. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$219	$195	$712	$502
Operating cash flows from finance leases	$684	$—	$1,109	$—
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$—
Finance leases	$—	$—	$2,760	$—
Lease Cost:
Operating leases	$254	$257	$818	$816
Finance leases	$240	$—	$462	$—
Short-term leases	$26	$40	$67	$99

The weighted average remaining lease term on our operating leases is 2.8 years. The weighted average discount rate on those leases is 7.1%. The weighted average remaining lease term on our finance leases is 2.5 years. The weighted average discount rate on those leases is 4.6%.

The following presents maturities of lease liabilities in which we are the lessee as of September 30, 2022 (in thousands):

	Operating	Finance
Remainder of 2022	$227	$180
2023	968	721
2024	1,047	721
2025	584	173
2026	—	—
Thereafter	—	—
Total lease payments	2,826	1,795
Less imputed interest	(278)	(144)
	$2,548	$1,651

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of September 30, 2022, the total net investment in these leases was $3.0 million. The following presents maturities of lease receivables under sales-type leases as of September 30, 2022 (in thousands):

Remainder of 2022	$351
2023	1,154
2024	661
2025	206
2026	640
Thereafter	—
Total undiscounted cash flows	3,012
Less imputed interest	—
Present value of lease payments	$3,012

NOTE 17. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 14% and 8% for the three months ended September 30, 2022 and 2021, respectively, and 14% and 12% for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.7 million, respectively.

The following presents total net sales by geographic territory for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Domestic	$2,551	$2,874	$8,390	$7,406
Foreign	409	248	1,390	1,033
	$2,960	$3,122	$9,780	$8,439

The following presents total net sales by line of business for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Accelerate Pheno revenue	$2,933	$3,084	$9,669	$8,324
Other revenue	27	38	111	115
	$2,960	$3,122	$9,780	$8,439

The following presents total net sales by products and services for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Products	$2,532	$2,773	$8,554	$7,474
Services	428	349	1,226	965
	$2,960	$3,122	$9,780	$8,439

Lease revenue included in net sales was $0.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million for each of the nine months ended September 30, 2022 and 2021.

The following presents property and equipment, net by geographic territory (in thousands):

	September 30,	December 31,
	2022	2021
Domestic	$3,383	$5,014
Foreign	238	375
	$3,621	$5,389

NOTE 18. STOCKHOLDERS' EQUITY

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

The Schuler Trust, which was the entity affiliated with Jack W. Schuler that originally entered into the December 2020 Securities Purchase Agreement for the purchase of 3,964,843 shares for an aggregate purchase price of approximately $30.5 million, subsequently entered into an assignment and assumption agreement whereby it assigned all of its rights and obligations as an Original Purchaser to three other entities under the December 2020 Securities Purchase Agreement (collectively, the “Schuler Purchasers”). These three entities are related to Jack W. Schuler but are not affiliates of his.

Pursuant to the December 2020 Securities Purchase Agreement, the Original Purchasers agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $7.68 per share, for an aggregate purchase price of approximately $32 million.

The December 2020 Securities Purchase Agreement contemplated that the closing of the purchase and sale of the shares would occur in three tranches, with the first and second tranches having closed on February 19, 2021 and April 9, 2021, respectively, whereby the Company received total proceeds of approximately $21.3 million which were recorded to contributed capital.

On September 17, 2021, the Company entered into a rescission agreement (the “Rescission Agreement”) with the Schuler Purchasers and the Schuler Trust pursuant to which, effective as of January 29, 2021, the Company and the Schuler Purchasers agreed to rescind and unwind the December 2020 Securities Purchase Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of an aggregate of 2,643,228 shares in the first two tranche closings and the third tranche (as discussed below) under the December 2020 Purchase Agreement, had never occurred with respect to the Schuler Purchasers and the Company. The 2,643,228 Shares re-acquired by the Company from the Schuler Purchasers as a result of the Rescission Agreement were treated as a reduction to contributed capital and were not outstanding for purposes of the calculation of basic and diluted earnings per share.

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

September 2021 Securities Purchase Agreement

During September 2021, the Company entered into a new securities purchase agreement (the “September 2021 Securities Purchase Agreement”) with the Schuler Purchasers for the issuance and sale by the Company of an aggregate of 3,954,546 shares of the Company’s newly designated Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”). Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock.

Pursuant to the September 2021 Securities Purchase Agreement, the Schuler Purchasers agreed to purchase the Series A Preferred Shares at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million.

The September 2021 Securities Purchase Agreement contemplated the closing of the purchase and sale of the Series A Preferred Shares would occur in two tranches. The first tranche closed on the date of the execution of the September 2021 Securities Purchase Agreement whereby an aggregate of 2,636,364 Series A Preferred Shares were issued and sold to the Schuler Purchasers. The Company received total proceeds of approximately $20.3 million, which was recorded to contributed capital during the three months ended September 30, 2021.

The second tranche (the “Tranche Right”) had not closed by September 30, 2021 and was concluded to be an obligation of the Schuler Purchasers to acquire, and the Company to sell an additional 1,318,182 Series A Preferred Shares at a purchase price of $7.70 per share for proceeds of $10.2 million, subsequent to the September 30, 2021 balance sheet date. The Company concluded the Tranche Right met the definition of a freestanding financial instrument which was recorded within stockholder’s equity. The value of this Tranche Right as September 30, 2021 was $2.5 million. The estimated fair value of the Tranche Right represented a Level 3 measurement as this financial instrument has no market activity. The estimated fair value of the Tranche Right was determined as the excess value of the forward contract when compared to the underlying asset. The fair value of this forward contract can be represented by the difference between the contractual forward price of $7.70 and the prevailing exchange-traded common stock price ($5.81 at September 22, 2021 and $5.83 at September 30, 2021), multiplied by 1,318,182 Series A Preferred Shares. On October 29, 2021, the Company closed the final second tranche in connection with the September 2021 Securities Purchase Agreement whereby the Company issued and sold an aggregate of 1,318,182 Series A Preferred Shares to the Schuler Purchasers and received total proceeds of approximately $10.2 million.

2021 Exchange Transactions

During the none months ended September 30, 2021, certain holders of the Notes exchanged $46.0 million in aggregate principal amount of Notes held by them for 5,945,718 shares of the Company’s common stock pursuant to their respective exchange agreement. Using the closing stock price on September 22, 2021 of $5.81, the 5,945,718 shares of the Company’s common stock were determined to have a value of $34.5 million, which was recorded to contributed capital during the nine months ended September 30, 2021. See Note 10, Convertible Notes, for additional information.

March 2022 Exchange Transaction

During the nine months ended September 30, 2022, a holder of the Notes exchanged $14.0 million in aggregate principal amount of Notes held by it for 10,798,482 shares of the Company's common stock pursuant to the March 2022 Exchange Agreement. The 10,798,482 shares of the Company’s common stock were determined to have a value of $10.2 million, which was recorded to contributed capital during the nine months ended September 30, 2022. See Note 10, Convertible Notes for additional information.

March 2022 Securities Purchase Agreement

On March 24, 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock to the Schuler Trust in an offering (the “Private Placement”) exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, for an aggregate purchase price of $4.0 million.

On June 29, 2022, the Company and the Schuler Trust agreed to extend the closing date of the Private Placement (the “Closing Date”) from June 30, 2022 to September 26, 2022, subject to the satisfaction of customary closing conditions. On September 29, 2022, the parties agreed to further extend the Closing Date to December 30, 2022, effective as of September 26, 2022.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) the Warrant to acquire the Company’s common stock. The gain from the extinguishment of the Notes was treated as a capital transaction. The net gain on extinguishment was $29.8 million during the three months ended months ended September 30, 2022, and was recorded to contributed capital. See Note 10, Convertible Notes and Note 11, Long-Term Debt Related-Party for additional information.

The Warrant meets the criteria for classification in stockholders’ equity and was recorded in contributed capital at fair value of $3.8 million on August 15, 2022.

August 2022 Public Offering

On August 23, 2022, the Company completed a public offering 17,500,000 shares of its common stock at a public offering price of $2.00 per share. The Company received net proceeds of approximately $32.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

NOTE 19. RELATED-PARTY TRANSACTIONS

2021 Exchange Transactions

As discussed in Note 10, Convertible Notes, the Company carries Notes. The Schuler Family Foundation (the “Foundation”) previously held an aggregate of $42.0 million of the Notes. Jack W. Schuler, a member of the Company’s board of directors, is the President of the Foundation.

During the three months ended September 30, 2021, the Foundation transferred by gift the $42.0 million aggregate principal amount of Notes held by the Foundation to the Schuler Initiative Supporting Charitable Trust (the “Supporting Organization”), a tax-exempt organization that is not an affiliate of Jack W. Schuler.

In connection with the 2021 Exchange Transactions the Supporting Organization exchanged $42.0 million in aggregate principal amount of Notes held by it for 5,428,699 shares of the Company's common stock. Using the closing stock price on September 22, 2021 of $5.81, the 5,428,699 shares of the Company's common stock were determined to have a value of $31.5 million which was recorded to contributed capital for the three months ended September 30, 2021. The Supporting Organization had the same or similar terms as the other counter parties. The Company determined the 2021 Exchange Transactions did not meet the criteria of a capital transaction and was recorded as a gain on extinguishment of debt. See Note 10, Convertible Notes and Note 18, Stockholders' Equity, for additional information.

December 2020 Securities Purchase Agreement

On December 24, 2020, the Company entered into the December 2020 Securities Purchase Agreement with the Original Purchasers for the issuance and sale by the Company of 4,166,663 shares of the Company’s common stock. The Original Purchasers are comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. See Note 18, Stockholders' Equity, for further information.

On September 17, 2021, the Company entered into the Rescission Agreement with the Schuler Purchasers and the Schuler Trust, an entity affiliated with Jack W. Schuler, pursuant to which, effective as of January 29, 2021, the Company and the Schuler Purchasers agreed to rescind and unwind the December 2020 Securities Purchase

Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of an aggregate of 2,643,228 Shares in the first two tranche closings and the third tranche under the December 2020 Purchase Agreement, had never occurred with respect to the Schuler Purchasers and the Company. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his. See Note 18, Stockholders' Equity, for further information.

During the nine months ended September 30, 2021, the Company issued 201,820 shares and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement after giving effect to the Rescission Agreement.

September 2021 Securities Purchase Agreement

On September 22, 2021, the Company entered into the September 2021 Securities Purchase Agreement with the Schuler Purchasers for the issuance and sale by the Company of 3,954,546 Series A Preferred Shares. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his.

During the nine months ended September 30, 2021, the Company issued 2,636,364 Series A Preferred Shares and received total proceeds of approximately $20.3 million under the September 2021 Securities Purchase Agreement. See Note 18, Stockholders' Equity, for further information.

March 2022 Securities Purchase Agreement

On March 24, 2022, the Company entered into the March 2022 Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of 2,439,024 shares of the Company’s common stock. Jack Schuler serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust. See Note 18, Stockholders’ Equity, for further information.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for the Secured Note in an aggregate principal amount of $34.9 million and a warrant to acquire the Company’s common stock. The net gain on extinguishment was $29.8 million during the nine months ended September 30, 2022, and was recorded as contributed capital. See Note 10, Convertible Notes and Note 11, Long-Term Debt Related-Party for additional information.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; our liquidity and capital requirements; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; our continued investment in new product development to both enhance our existing products and bring new ones to market; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton, Dickinson and Company (“BD”), including anticipated benefits from such collaboration; and our belief that we will obtain approval from the U.S. Food and Drug Administration (“FDA”) to market our Accelerate Arc product. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of our suppliers and customers, such as the possibility of customer demand fluctuations, supply chain constraints and inflationary pressures; and its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”), the section entitled “Risk Factors” in this Form 10-Q and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on certain additional assumptions, including, but not limited to, that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system and the Accelerate Arc™ system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and the Accelerate Arc system and continue development of complementary products, the Company will be successful in obtaining marketing authorization for its products from the FDA and other regulatory agencies and governing bodies, the Company will be able to protect its intellectual property, the Company’s ability to respond effectively to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In March and May 2022, we announced the launch and commercialization of the Accelerate ArcTM system and BC Kit (“Accelerate Arc Products”). This instrument and associated one-time-use test kit automates the clean-up and concentration of microbial cells from positive blood culture samples. In May 2022, we announced IVD registration of the Accelerate Arc system and BC Kit with the FDA as a Class I device exempt from FDA clearance requirements, and in June 2022 we received CE IVDR registration for use in Europe.

On October 21, 2022, the “Company announced it has been in recent discussions with the FDA regarding its Accelerate Arc Products. Pursuant to such discussions, the FDA has challenged the Company’s commercialization of this product in the United States as a Class I device exempt from 510(k) clearance requirements. The Company is in active dialogue with the FDA to determine the appropriate regulatory pathway.

While these discussions are ongoing the Company has put on hold in the United States its sales and marketing efforts of Accelerate Arc Products. The Company will continue marketing and distributing the Accelerate Arc Products in Europe pursuant to its existing CE In Vitro Diagnostic Regulation (IVDR) registration.

In August 2022, we entered into a sales and marketing agreement (the “Sales and Marketing Agreement”) with BD pursuant to which BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on our behalf as our exclusive sales agent for certain of our products, including the Accelerate Pheno system, Accelerate Arc Products. The Sales and Marketing Agreement also grants to BD certain other rights to certain of our future products. We entered into the Sales and Marketing Agreement in order to leverage BD’s expansive global sales team, benefit from natural synergies between BD’s existing products and those from us, and reduce our sales and marketing expenses.

We continue to invest in new product development to both enhance our existing products and bring new ones to market. Current research and development areas of focus include the potential addition, if authorized by the FDA, of new AST content to our Accelerate Pheno system, additional applications for the Accelerate Arc Products, and a next generation AST platform, which is being developed with the goal to have lower costs, higher throughput, and capability to test a broader set of sample types compared to the current Accelerate Pheno system.

COVID-19 and Supply Chain Impacts Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. New cases and hospitalizations have risen and fallen throughout the course of this pandemic. More recently, the emergence and spread of new variants of COVID-19 that are significantly more contagious than previous strains initially led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. While most of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID-19 cases. The lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through the current quarter, albeit to a lesser degree. For example, we have experienced diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. Hospital turnover resulting from burnout and vaccine mandates have further diverted the attention of hospital decision makers. In addition, in certain months with high rates of COVID-19 hospitalization, our Accelerate PhenoTest BC Kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19.

The reduced new instrument sales and implementations caused by the COVID-19 pandemic lowered our realized and expected revenue growth for 2020 and 2021. In 2022, we began to see many of the detrimental effects of the pandemic on our business discussed above start to ease. For example, in recent quarters, we have seen bloodstream infection testing regain normalcy, which has in turn lessened the adverse impact of the COVID-19 pandemic on our recurring revenues through the sale of Accelerate PhenoTest BC Kits. However, with the emergence of COVID-19 variants, including the Omicron variant and its sub-variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people, there remains uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products.

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

Changes in Results of Operations: Three and nine months ended September 30, 2022 compared to three and nine months ended September 30, 2021

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Net sales	$2,960	$3,122	$(162)	(5)%	$9,780	$8,439	$1,341	16%

For the three months ended September 30, 2022, total revenues decreased due to lower sales of Accelerate PhenoTest instruments compared to the three months ended September 30, 2021.

For the nine months ended September 30, 2022, total revenues increased primarily due to higher sales of Accelerate PhenoTest BC Kits and service contract revenue, partially offset by a decrease in sales of Accelerate PhenoTest instruments compared to the nine months ended September 30, 2021. Accelerate PhenoTest BC Kit revenue increased as customers completed their instrument verifications and began purchasing kits. Service contract revenue increased as a higher number of customers entered into multi-year service agreements following the expiration of their warranty periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of sales	$2,190	$2,136	$54	3%	$7,127	$5,502	$1,625	30%
Non-cash equity-based compensation as a component of cost of sales	167	82	85	104%	570	257	313	122%
Cost of sales less non-cash equity-based compensation	$2,023	$2,054	$(31)	(2)%	$6,557	$5,245	$1,312	25%

For the three months ended September 30, 2022, cost of sales increased as compared to the three months months ended September 30, 2021, primarily due to higher non-cash equity-based compensation expense, partially offset by lower sales of Accelerate PhenoTest instruments.

For the nine months ended September 30, 2022, cost of sales increased as compared to the nine months ended September 30, 2021, primarily due to higher Accelerate Pheno recurring revenues, increases to our cost of manufacturing consumables and higher non-cash equity-based compensation expense. Our cost of manufacturing has increased as we are experiencing cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor.

Cost of sales includes non-cash equity-based compensation expense of $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash equity-based compensation expense increased for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021. Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when products are sold to a customers, or when instruments under reagent rentals are amortized to cost of sales.

Cost of sales expenses excluding non-cash equity-based compensation expense for the three months ended September 30, 2022 decreased compared to the three months ended September 30, 2021, primarily due to lower sales of Accelerate PhenoTest instruments.

Cost of sales expenses excluding non-cash equity-based compensation expense for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021, primarily due to higher sales of Accelerate PhenoTest BC Kits and service contract revenue, partially offset by a decrease in sales of Accelerate PhenoTest instruments. Other factors include increases to our cost of manufacturing consumables, as described above.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gross profit	$770	$986	$(216)	(22)%	$2,653	$2,937	$(284)	(10)%
Non-cash equity-based compensation as a component of gross profit	167	82	85	104%	570	257	313	122%
Gross profit less non-cash equity-based compensation	$937	$1,068	$(131)	(12)%	$3,223	$3,194	$29	1%

The Company’s overall gross margin was 26% and 32% for the three months ended September 30, 2022 and 2021, respectively, and 27% and 35% for the nine months ended September 30, 2022 and 2021, respectively.

For the three months ended September 30, 2022, gross profit decreased as compared to the three months ended September 30, 2021, primarily due to lower sales of Accelerate PhenoTest instruments and higher non-cash equity-based compensation expense.

For the nine months ended September 30, 2022, gross profit decreased as compared to the nine months ended September 30, 2021, primarily due to higher non-cash equity-based compensation expense, a decrease in our average unit sales price of test kits, and increases to our cost of manufacturing consumables, as described above.

Gross profit excluding non-cash equity-based compensation expense for the three months ended September 30, 2022 decreased compared to the three months ended September 30, 2021, as a result of lower sales of Accelerate PhenoTest instruments.

Gross profit excluding non-cash equity-based compensation expense for the nine months ended September 30, 2022 remained flat compared to the nine months ended September 30, 2021, primarily due to higher Accelerate Pheno recurring revenues, offset by a decrease in our average unit sales price, and increases to our cost of manufacturing consumables, as described above.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$7,285	$4,712	$2,573	55%	$20,885	$17,341	$3,544	20%
Non-cash equity-based compensation as a component of research and development	151	266	(115)	(43)%	1,052	4,340	(3,288)	(76)%
Research and development less non-cash equity-based compensation	$7,134	$4,446	$2,688	60%	$19,833	$13,001	$6,832	53%

Research and development expenses for the three and nine months ended September 30, 2022 increased as compared to the three and nine months ended September 30, 2021 primarily due to increased expenses to develop our next generation AST platform, partially offset by decreases in non-cash equity-based compensation expense.

Research and development expenses include non-cash equity-based compensation expense of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash equity-based compensation expense decreased for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021, due to the reversal of non-cash equity-based compensation epense as a result of employees separating from the Company and a decrease in the fair value of new awards being granted.

Research and development expenses excluding non-cash equity-based compensation expense for the three and nine months ended September 30, 2022 increased compared to the three and nine months ended September 30, 2021, primarily due to increases in contracted service costs for the development of our next generation AST platform.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales, general and administrative	$8,255	$10,806	$(2,551)	(24)%	$30,422	$37,744	$(7,322)	(19)%
Non-cash equity-based compensation as a component of sales, general and administrative	911	3,281	(2,370)	(72)%	6,557	14,461	(7,904)	(55)%
Sales, general and administrative less non-cash equity-based compensation	$7,344	$7,525	$(181)	(2)%	$23,865	$23,283	$582	2%

Sales, general and administrative expenses for the three and nine months ended September 30, 2022 decreased as compared to the three and nine months ended September 30, 2021 primarily due to a decrease in non-cash equity-based compensation expense.

Sales, general and administrative expenses include non-cash equity-based compensation expense of $0.9 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, and $6.6 million and $14.5 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash equity-based compensation expense decreased for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021, primarily due to the reversal of non-cash equity-based compensation expense as a result of employees separating from the Company and a decrease in the fair value of new awards being granted.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the three months ended September 30, 2022 decreased compared to the three months ended September 30, 2021, primarily due to decreases in employee related expenses, including ordinary salaries and commissions, partially offset by one-time severance expenses. During the three months ended September 30, 2022, the Company restructured its commercial sales team by reducing the number of employees in consideration of the Company’s new commercial partnership with BD.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the nine months ended September 30, 2022 increased compared to the nine months ended September 30, 2021, primarily due to increases in costs related to marketing, promotional activities and one-time severance expenses discussed above. These costs were partially offset by decreases in employee related expenses, including ordinary salaries and commissions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Loss from operations	$(14,770)	$(14,532)	$(238)	2%	$(48,654)	$(52,148)	$3,494	(7)%
Non-cash equity-based compensation as a component of loss from operations	1,229	3,629	$(2,400)	(66)%	8,179	19,058	$(10,879)	(57)%
Loss from operations less non-cash equity-based compensation	$(13,541)	$(10,903)	$(2,638)	24%	$(40,475)	$(33,090)	$(7,385)	22%

For the three months ended September 30, 2022, our loss from operations increased as compared to the three months ended September 30, 2021. The increase was primarily the result of increased research and development expenses to develop our next generation AST platform, partially offset by decreases in non-cash equity-based compensation expense.

For the nine months ended September 30, 2022, our loss from operations decreased as compared to the nine months ended September 30, 2021. The decrease was primarily due to a decrease in non-cash equity-based compensation which was partially offset by an increase in research and development expenses.

Loss from operations excluding non-cash equity-based compensation expense for the three and nine months ended September 30, 2022 increased compared to the three and nine months ended September 30, 2021, primarily due to increases in product development costs related to the Accelerate Arc and the next generation AST platform, as discussed above.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total other (expense) income, net	$(935)	$5,546	$(6,481)	(117)%	$961	$(2,751)	$3,712	(135)%

For the three months ended September 30, 2022 the Company incurred other expense, net compared to other income, net for the three months ended September 30, 2021. This change was the result of certain gains on extinguishments of debt for the three months ended September 30, 2021.

For the three months ended September 30, 2021, the Company entered into a privately negotiated exchange agreements with a holders of the Company’s 2.50% Senior Convertible Notes due 2023 (the “Notes”) pursuant to which such holders exchanged $46.0 million in aggregate principal amount of Notes held by them for 5,945,718 shares of the Company's common stock. The gain on extinguishment of exchanged Notes was $5.0 million for the three months ended September 30, 2022.

For the three months ended September 30, 2021, the Small Business Administration informed the Company of its full forgiveness for the entire Paycheck Protection Program loan amount plus accrued interest, which was $4.8 million. With approval of the Company's application for forgiveness the Company recorded a gain on extinguishment of $4.8 million during the three months ended September 30, 2021.

For the nine months ended September 30, 2022 the Company recognized other income, net compared to other expense, net for the nine months ended September 30, 2021. This change was the result of higher interest expense and a gain recognized upon extinguishment of the Company’s Notes during the nine months ended September 30, 2021.

The Company adopted ASU 2020-06 on January 1, 2022. This change in accounting principle resulted in a decrease in interest expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. Other factors include a decrease in aggregate principal amount of the Company’s Notes outstanding. Interest expense was $0.2 million and $4.2 million for the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $12.5 million for the nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three and nine months ended September 30, 2022 and 2021, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Our primary sources of liquidity have been from sales of shares of our equity securities, the issuance of our convertible notes and cash from operations. As of September 30, 2022, the Company had $55.4 million in cash and cash equivalents and investments, a decrease of $8.2 million from $63.6 million at December 31, 2021. The primary reason for the decrease was due to cash used in operations during the period.

As of September 30, 2022, management believes current cash balances and probable future cash proceeds will be sufficient to fund our capital and liquidity needs for the next twelve months. Future cash proceeds include a contracted insider equity purchase, collection of accounts receivables and future lease payments from already contracted customers and other probable events that will be realized into cash. Management also maintains plans to continue to fund the operations of the Company and to achieve self-sustaining operations upon the realization of its sales generation and cost containment strategies beyond the next twelve months.

Our primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary and next generation products. We believe our capital requirements will continue to be met with our existing cash balance and those provided by revenue, grants, partnership fees, and/or additional issuance of equity or debt securities. However, if capital requirements vary materially from those currently planned, or if our business is negatively impacted by the COVID-19 pandemic more seriously or for longer than we currently expect, we may require additional capital sooner than expected. There can be no assurance that such capital will be available in sufficient amounts or on terms acceptable to us, if at all. Additional issuances of equity or convertible debt securities will result in dilution to our current common stockholders.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 16, Leases.

For more information on the Company’s liquidity please see Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

As of September 30, 2022, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Material Cash Requirements	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$2,826	$227	$968	$1,047	$584	$—	$—
Purchase obligation 1)	11,900	—	—	—	—	—	11,900
Finance lease obligations	1,795	180	721	721	173	—	—
Long term debt	80	80	—	—	—	—	—
Deferred compensation	808	—	—	—	406	402	—
Convertible notes 2)	56,595	—	56,595	—	—	—	—
Convertible notes interest 2)	707	—	707	—	—	—	—
Secured Notes with related-party 3)	34,934	—	—	—	—	—	34,934
Secured Notes accrued interest with related-party 3)	220	—	—	—	—	—	220
Total	$109,865	$487	$58,991	$1,768	$1,163	$402	$47,054

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of September 30, 2022 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

2) Our capital requirements include the maturity of convertible notes due March 2023, which can be settled in shares, cash, or a combination thereof, as negotiated with the note holders. The Company has sufficient shares to settle all outstanding convertible notes in shares and will also consider options to refinance the debt or settle in cash.

3) The Company may, at its option, repay the note and accrued interest in (i) cash or (ii) in the form of common stock of the Company.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or contributed partnership fees.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

Cash Flow Summary
	Nine Months Ended September 30,
	(in thousands)
	2022	2021	$ Change
Net cash used in operating activities	$(39,178)	$(35,376)	$(3,802)
Net cash provided by investing activities	6,575	11,054	(4,479)
Net cash provided by financing activities	31,756	24,335	7,421

Cash flows from operating activities

During the nine months ended September 30, 2022, net cash used in operating activities was primarily the result of net losses and gain on extinguishment of debt, partially offset by equity-based compensation, and depreciation and amortization.

During the nine months ended September 30, 2021, net cash used in operating activities was primarily the result of net losses and gain on extinguishment of debt, partially offset by equity-based compensation, amortization of debt discount and issuance costs, and depreciation and amortization.

The Company adopted ASU 2020-06 on January 1, 2022. This change in accounting principle resulted in a decrease in amortization of debt discount and issuance costs for the nine months ended September 30, 2022.

Cash flows from investing activities

The net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2022. The Company had maturities of marketable securities of $34.5 million which were offset in part by purchases of marketable securities of $27.5 million.

The net cash provided by investing activities was $11.1 million for the nine months ended September 30, 2021. The Company had maturities of marketable securities of $33.6 million which were offset in part by purchases of marketable securities of $22.3 million.

Cash flows from financing activities

The net cash provided by financing activities was $31.8 million for the nine months ended September 30, 2022, which was primarily from the proceeds from the issuance of common stock in connection with a public offering in August 2022.

The net cash provided by financing activities was $24.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company received $22.6 million in proceeds from the issuance of common stock in connection with a private placement offering and $1.5 million from the exercise of stock options.

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

During the year ended December 31, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by it for shares of the Company’s common stock. During the year ended December 31, 2021, $51.0 million in aggregate principal amount of Notes were exchanged for 6,602,974 shares of the Company's common stock in these exchange transactions.

During the nine months ended September 30, 2022, the Company entered into an exchange agreement with one holder of the Notes. Under the terms of the exchange agreement, the holder agreed to exchange Notes held by them for shares of the Company’s common stock. During the nine months ended September 30, 2022, $14.0 million in aggregate principal amount of Notes were exchanged for 10,798,482 shares of the Company's common stock in this exchange transaction.

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”). Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and (b) a warrant to acquire the Company’s common stock. After giving effect to the exchange transactions described above, the Notes had an outstanding principal amount of $56.6 million as of September 30, 2022. See “—Capital Resources and Liquidity—Secured Note” below for additional information regarding the Secured Note.

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

See Part I, Item 1, Note 10, Convertible Notes and Note 11, Long-Term Debt Related-Party for additional information.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into an Equity Sales Agreement (the “ATM Sales Agreement”) with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the ATM Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the ATM Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ATM Sales Agreement. During the nine months ended September 30, 2022, the Company did not sell any shares of common stock under the ATM Sales Agreement. As of September 30, 2022, the Company had an aggregate of $39.1 million available for future sales under its at-the-market equity offering program.

Sales of Equity Securities

On March 24, 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock to the Schuler Trust (the “Private Placement”). Jack Schuler, serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust.

Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust has agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the March 2022 Securities Purchase Agreement, for an aggregate purchase price of $4.0 million. On June 29, 2022, the Company and the Schuler Trust agreed to extend the closing date of the Private Placement (the “Closing Date”) from June 30, 2022 to September 26, 2022, subject to the satisfaction of customary closing conditions. On September 29, 2022, the parties agreed to further extend the Closing Date to December 30, 2022, effective as of September 26, 2022.

On August 23, 2022, the Company completed a public offering of 17,500,000 shares of its common stock at a price of $2.00 per share. The Company received net proceeds of approximately $32.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Secured Note

For additional information regarding other sales of equity securities completed by the Company in 2020 and 2021, see “Capital Resources and Liquidity—Other sales of equity securities” in Part II, Item 7 of the 2021 10-K.

The Secured Note has a scheduled maturity date of August 15, 2027 and will be repayable upon written demand at any time on or after such date. The Company may, at its option, repay the note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $2.12. The Secured Note bears interest at a rate of 5.0% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The Company may prepay the Secured Note at any time without premium or penalty. The Secured Note is secured by substantially all of the assets of the Company, subject to customary exceptions and limitations, pursuant to a security agreement, dated as of August 15, 2022. The Secured Note does not restrict the incurrence of future indebtedness by the Company but shall become subordinated in right of payment and lien priority upon the request of any future senior lender.

For additional information regarding other sales of equity securities completed by the Company in 2020 and 2021, see “Capital Resources and Liquidity—Other sales of equity securities” in Part II, Item 7 of the 2021 10-K.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2021 10-K and the risk factor described below, which could materially affect our business, financial condition or future results. The risks described in the 2021 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Risks Related to Our Business and Strategy

We have entered into the Sales and Marketing Agreement with BD and will substantially depend on BD for the successful commercialization of our products.

As part of our collaboration with BD pursuant to the Sales and Marketing Agreement, BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on our behalf as our exclusive sales agent for certain of our products, including the Accelerate Pheno system, Accelerate Arc system and related BC Kits. The successful commercialization of our products, including our ability to generate revenue from our arrangement with BD, will depend on BD’s ability to successfully perform the responsibilities assigned to it pursuant to the Sales and Marketing Agreement. While BD is largely responsible for the speed and scope of sales and marketing efforts, we cannot assure you that BD will dedicate the resources necessary to successfully perform its responsibilities pursuant to the Sales and Marketing Agreement, and our ability to cause BD to increase the speed and scope of its efforts may be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure by us to obtain additional supportive clinical trial data for our products. We cannot predict the success of our collaboration with BD, and there can be no assurance that the efforts of BD will meet our expectations or result in any significant product sales or cost savings within the anticipated time frame or at all.

In the event that BD fails to perform under the Sales and Marketing Agreement, or if the Sales and Marketing Agreement is terminated, this could delay our product commercialization efforts, which would materially and adversely affect our business, financial condition, results of operations and cash flows. The termination of the Sales and Marketing Agreement could also require us to revise our commercialization and business strategy going forward and divert management attention and resources. In addition, the termination of the Sales and Marketing Agreement could materially impact our ability to enter into additional collaboration agreements with new partners on favorable terms, if at all.

Risks Related to Our Common Stock

Our stock price has been volatile and may continue to be volatile and traded on low volumes.

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Factors that may contribute to volatility in the price of our common stock include, but are not limited to:

•low trading volume currently prevailing in the market for our shares;
•concentration of our stock with one individual large shareholder who could decide to materially reduce his position;
•the substantial current short interest in our stock;

•the duration and severity of the COVID-19 pandemic and its effects on our business, financial condition, results of operations and cash flows;
•adverse regulatory decisions, including failure to receive regulatory approvals for any of our product candidates;
•our success in commercializing our product candidates, if and when approved;
•the introduction of new products or product enhancements by us or others in our industry;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments or restructurings;
•disputes or other developments with respect to our or others’ intellectual property rights;
•product liability claims or other litigation;
•quarterly variations in our results of operations or those of others in our industry;
•sales of large blocks of our common stock, including sales by our executive officers and directors;
•changes in senior management or key personnel;
•changes in laws or regulations which adversely affect our industry or us;
•changes in earnings estimates or recommendations by securities analysts; and
•changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war (including Russia’s invasion of Ukraine), other geopolitical uncertainties, public health concerns (including health epidemics or outbreaks of communicable diseases, such as the COVID-19 pandemic),and responses to such events.

The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the nine months ended September 30, 2022, the closing price for our common stock ranged from $0.54 to $5.15 per share, during the year ended December 31, 2021, the closing price for our common stock ranged from $4.27 to $15.00 per share, and during the year ended December 31, 2020, the closing price for our common stock ranged from $4.62 to $18.74 per share. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

In addition, in the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our product offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources. Furthermore, negative public announcements of the results of hearings, motions or other interim proceedings or developments could have a negative effect on the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2022 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporate by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
10.1	Exchange Agreement, dated as of August 15, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.2	Secured Promissory Note, dated as of August 15, 2022, by the Registrant in favor of the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.3	Warrant, dated as of August 15, 2022, issued to the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.4	Security Agreement, dated as of August 15, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.5+	Sales and Marketing Agreement, dated as of August 15, 2022, by and between the Registrant and Becton, Dickinson and Company	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

+ Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of this exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

November 14, 2022	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)