Form 10-Q/A
period 2022-03-31
Accelerate Diagnostics, Inc
filed 2023-03-03
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

In this Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Form 10-Q/A”), all references to “we” or “us” or “our” or “Accelerate” or the “Company” refer to Accelerate Diagnostics, Inc. and its consolidated subsidiaries.

Restatement Overview

On February 6, 2023, the Audit Committee of the Company’s Board of Directors (the “Board”), in consultation with members of the Company’s management, determined that the Company’s previously issued interim unaudited financial statements as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022 (collectively, the “2022 Interim Financial Statements”), should no longer be relied upon due to the error in the balance sheet classification of the Company’s 2.50% Senior Convertible Notes due 2023 (the “Notes”) described below. For additional information, please refer to our Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 9, 2023.

This Form 10-Q/A amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2022, as originally filed with the SEC on May 16, 2022 (the “Original Filing”). Except as described below, no other material changes have been made to the Original Filing. Unless otherwise noted, this Form 10-Q/A speaks as of the date of the Original Filing and does not reflect other events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Background of Restatement

In March and April 2018, the Company issued $171.5 million aggregate principal amount of Notes, which have a maturity date of March 15, 2023, unless earlier converted or repurchased. Between September 2021 and August 2022, the Company entered into certain exchange transactions pursuant to which the Company exchanged $114.9 million aggregate principal amount of Notes for one or a combination of: shares of the Company’s common stock, a secured promissory note and/or warrants to purchase the Company’s common stock. As of the date of the filing of this Form 10-Q/A, $56.6 million aggregate principal amount of Notes remain outstanding.

The balance sheets contained in each of the 2022 Interim Financial Statements classified the Notes as a non-current liability with a net carrying amount of $115.8 million, $105.8 million and $56.3 million as of March 31, 2022, June 30, 2022 and September 30, 2022, respectively. Pursuant to Accounting Standards Codification (“ASC”) 210-10-45, current classification is required for convertible debt if the settlement in cash is expected to occur within 12 months, subject to the issuer’s intent and ability to refinance the debt on a long-term basis pursuant to ASC 470-10-45. The identification of the error arose in connection with the Company’s year-end close for the year ended December 31, 2022, whereby the Company determined that, as of the respective balance sheet dates for each of the 2022 Interim Financial Statements, its intent to refinance the Notes on a long-term basis was not supported by an ability to consummate the refinancing of all or a portion of the Notes in accordance with ASC 470-10-45. Accordingly, the Notes (or a portion thereof, as applicable in the specific period) should have been classified as a current liability in the balance sheets contained in each of the 2022 Interim Financial Statements.

The “as restated” classification of the Notes is further described and the impact of the restatement is included in Note 1 and Note 10 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements” of this Form 10-Q/A.

Control Considerations

In connection with the restatement, management concluded that there was a deficiency in our internal control over financial reporting that constituted a material weakness as of March 31, 2022. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-Q/A amends and restates only the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above and to make corresponding adjustments to the Company’s financial data and disclosures cited elsewhere in this Form 10-Q/A:

-Part I, Item 1 - Financial Statements
-Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
-Part I, Item 4 - Controls and Procedures
-Part II, Item 6 - Exhibits

In addition, in connection with the preparation of this Form 10-Q/A, the Company has evaluated its financial condition as of the date of filing this Form 10-Q/A. Based on this evaluation, the Company has determined that there is substantial doubt about its ability to continue as a going concern as of the date of the filing of this Form 10-Q/A, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the filing of this Form 10-Q/A. The assessment of going concern is further discussed in Note 1 of the “Notes to the Condensed Consolidated Financial Statements” included in Part I, Item 1. “Financial Statements” of this Form 10-Q/A.

Further, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing (Exhibits 31.1, 31.2 and 32), and the Company has provided its restated condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Restatement of Other Financial Statements

In addition to the restated financial information for the quarter ended March 31, 2022 included in this Form 10-Q/A, we are also restating our interim condensed consolidated financial statements and related disclosures for the quarters ended June 30, 2022 and September 30, 2022. Concurrently with the filing of this Form 10-Q/A, we are filing amended Quarterly Reports on Form 10-Q with the SEC with respect to these periods to address the error in the balance sheet classification of the Notes described above.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(As Restated)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$13,654	$39,898
Investments	36,722	23,720
Trade accounts receivable	2,114	2,320
Inventory	5,505	5,067
Prepaid expenses	1,522	768
Other current assets	1,594	1,558
Total current assets	61,111	73,331
Property and equipment, net	5,108	5,389
Right of use assets	2,347	2,510
Other non-current assets	1,791	1,817
Total assets	$70,357	$83,047
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,717	$1,983
Accrued liabilities	4,086	2,853
Accrued interest	156	909
Deferred revenue	398	451
Current portion of convertible notes	105,661	—
Current portion of long-term debt	82	80
Current portion of finance lease	76	—
Current operating lease liability	699	669
Total current liabilities	113,875	6,945
Finance lease, non-current	164	—
Operating lease liability, non-current	2,192	2,381
Other non-current liabilities	805	808
Convertible notes	9,377	107,984
Total liabilities	$126,413	$118,118

Commitments and contingencies

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(As Restated)
	Unaudited
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of March 31, 2022 and December 31, 2021	4	4
Common stock, $0.001 par value;
100,000,000 common shares authorized with 68,711,633 shares issued and outstanding on March 31, 2022 and 100,000,000 common shares authorized with 67,649,018 shares issued and outstanding on December 31, 2021	69	68
Contributed capital	547,381	580,652
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(558,211)	(570,668)
Accumulated other comprehensive loss	(232)	(60)
Total stockholders’ deficit	(56,056)	(35,071)
Total liabilities and stockholders’ deficit	$70,357	$83,047

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2022	2021
	(As Restated)
Net sales	$2,958	$2,518

Cost of sales	2,156	1,621
Gross profit	802	897

Costs and expenses:
Research and development	6,024	6,895
Sales, general and administrative	10,673	14,029
Total costs and expenses	16,697	20,924

Loss from operations	(15,895)	(20,027)

Other income (expense):
Interest expense	(917)	(4,090)
Gain on extinguishment of debt	3,366	—
Foreign currency exchange loss	9	(159)
Interest income	22	43
Other expense, net	(50)	(6)
Total other income (expense), net	2,430	(4,212)

Net loss before income taxes	(13,465)	(24,239)
Provision for income taxes	—	—
Net loss	$(13,465)	$(24,239)

Basic and diluted net loss per share	$(0.20)	$(0.41)
Weighted average shares outstanding	67,755	58,520

Other comprehensive loss:
Net loss	$(13,465)	$(24,239)
Net unrealized loss on debt securities available-for-sale	(93)	(19)
Foreign currency translation adjustment	(79)	(81)
Comprehensive loss	$(13,637)	$(24,339)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net loss	$(13,465)	$(24,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	616	659
Amortization of investment discount	54	49
Equity-based compensation	2,979	8,839
Amortization of debt discount and issuance costs	162	2,996
Loss on disposal of property and equipment	152	—
Gain on extinguishment of debt	(3,366)	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	(5)	(112)
Accounts receivable	206	(401)
Inventory	(653)	(683)
Prepaid expense and other	(714)	(292)
Increase (decrease) in liabilities:
Accounts payable	1,154	575
Accrued liabilities	1,081	183
Accrued interest	(751)	(1,048)
Deferred revenue and income	(53)	(19)
Deferred compensation	(3)	118
Net cash used in operating activities	(12,606)	(13,375)

Cash flows from investing activities:
Purchases of equipment	(447)	—
Purchase of marketable securities	(24,144)	(7,307)
Maturities of marketable securities	10,950	15,829
Net cash (used in) provided by investing activities	(13,641)	8,522

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,666
Proceeds from exercise of options	—	1,109
Proceeds from issuance of common stocks under employee purchase plan	77	80
Net cash provided by financing activities	77	11,855

Effect of exchange rate on cash	(74)	(57)

(Decrease) increase in cash and cash equivalents	(26,244)	6,945
Cash and cash equivalents, beginning of period	39,898	35,781
Cash and cash equivalents, end of period	$13,654	$42,726

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2022	2021
	(As Restated)
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
	(As Restated)
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

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2022	2021
	(As Restated)
Accumulated deficit
Beginning	$(570,668)	$(492,966)
Cumulative effect of accounting changes	25,922	—
Net loss	(13,465)	(24,239)
Ending	$(558,211)	$(517,205)

Treasury stock
Beginning	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(60)	$91
Net unrealized loss on debt securities available-for-sale	(93)	(19)
Foreign currency translation adjustment	(79)	(81)
Ending	$(232)	$(9)

Total stockholders' deficit	$(56,056)	$(66,364)

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

Restatement of Previously Issued Financial Statements

Background on the restatement

The Company’s previously issued interim condensed consolidated financial statements as of and for the three months ended March 31, 2022 classified its 2.50% Senior Convertible Notes due 2023 (the “Notes”) as a non-current liability with a net carrying amount of $115.8 million as of March 31, 2022. Pursuant to Accounting Standards Codification (“ASC”) 210-10-45, Balance Sheet, a portion of the Notes should have been classified as a current liability in the balance sheet as of March 31, 2022. In addition, the Company recorded an adjustment to correct a previously identified immaterial error related to the gain on extinguishment of debt for the three months ended March 31, 2022.

Effect of the restatement

The effects of the correction of the prior-period misstatements on our Condensed Consolidated Balance Sheet relating to the Notes are reflected in the table below (in thousands). The Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Stockholders’ Equity were also corrected for the other previously identified immaterial error as reflected in the table below (in thousands, except per share data).

	March 31,
	2022
	As Previously Reported	Adjustments	As Restated
Current portion of convertible notes	—	105,661	105,661
Total current liabilities	8,214	105,661	113,875
Convertible notes	115,758	(106,381)	9,377
Total liabilities	127,133	(720)	126,413
Accumulated deficit ending balance	(558,931)	720	(558,211)
Total stockholders’ deficit ending balance	(56,776)	720	(56,056)

	Three Months Ended
	March 31,
	2022
	As Previously Reported	Adjustments	As Restated
Gain on extinguishment of debt	2,646	720	3,366
Total other income (expense), net	1,710	720	2,430
Net loss before income taxes	(14,185)	720	(13,465)
Net loss	(14,185)	720	(13,465)
Basic and diluted net loss per share	(0.21)	0.01	(0.20)
Comprehensive loss	(14,357)	720	(13,637)

Total net cash used in operating activities was not impacted by the error corrections.

In addition to correcting the consolidated financial statements, related revisions and updates have been made to “Liquidity & Going Concern (As Restated)” below and Note 10, Convertible Notes (As Restated).

Liquidity & Going Concern (As Restated)

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $558.2 million as of March 31, 2022. For the three months ended March 31, 2022, the Company had a net loss of approximately $13.5 million and negative cash flows from operations of approximately $12.6 million. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see Note 9. Long-Term Debt, Note 10, Convertible Notes and Note 16, Stockholders' Equity for additional details).

At March 31, 2022, the Company held cash, cash equivalents, and marketable securities of $50.4 million and current liabilities of $113.9 million, including $105.7 million of Notes due March 15, 2023. Based on its evaluation pursuant to ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has determined that, as of the date of this Form 10-Q/A filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the filing of this Form 10-Q/A.

While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, as well as non-cash means to settle or refinance the Notes, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. Similarly, there can be no assurance that market conditions and refinancing alternatives will be sufficient to settle or refinance the Notes on or prior to their maturity on March 15, 2023. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

Although we are actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations and address the upcoming maturity of the Notes, we would not be able to continue to operate our business pursuant to our current plans. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, our business strategy; file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring; or discontinue our operations entirely.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As described in Note 10, Convertible Notes, the Obligation to Exchange the Notes for common stock does not meet the definition of a freestanding instrument and is therefore embedded in the Notes. The Company concluded the $14.0 million of Notes has been extinguished and replaced by new notes with an embedded feature (the “New Notes”). The New Notes were elected to be carried using the at fair value option. The remaining principal of the New Notes was $12.3 million, with a fair value of $9.4 million on March 31, 2022. The estimated fair value of the New Notes represents a Level 2 measurement.

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

NOTE 10. CONVERTIBLE NOTES (As Restated)

The Notes are the Company's senior unsecured obligations and mature on March 15, 2023 (the “Maturity Date”), unless earlier repurchased or converted into shares of common stock under certain circumstances described below. Upon conversion of the Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, pursuant to the terms and conditions of the Notes. The initial conversion rate of the Notes is 32.3428 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $30.92 per share of common stock, subject to adjustment. The Company pays interest on the Notes semi-annually in arrears on March 15 and September 15 of each year.

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

On March 21, 2022, the New Notes were determined to have a fair value of $11.5 million. The fair value of the New Notes was determined using a common share price of $1.86 per share, applied using the settlement method described above. The original carrying value of the Notes was $14.0 million which resulted in a gain on extinguishment of $3.4 million, which was recorded as a gain on extinguishment during the three months ended March 31, 2022.

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

After giving effect for the Exchanged Principal the remaining principal of the New Notes was $12.3 million on March 31, 2022. On March 31, 2022, the remaining New Notes were determined to have a fair value of $9.4 million. The fair value of the New Notes was determined using the common stock share prices on March 31, 2022 (the “Second Tranche”) applied using the settlement method described above.

After giving effect to such Exchanged Principal, the total principal amount of the Notes and New Notes as of March 31, 2022 was $118.8 million.

The carrying value of the Notes and New Notes at March 31, 2022 consisted of the following (in thousands):

March 31,
2022
As Restated
Outstanding principal at par and balances measured at fair value	$115,831
Unamortized debt issuance	(793)
Net carrying amount of the liability component	$115,038

As of March 31, 2022, the Notes and New Notes consisted of the following (in thousands):

March 31,
2022
As Restated
Current portion of convertible notes	$105,661
Non-current portion of convertible notes	9,377
Total convertible notes	$115,038

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

NOTE 13. INCOME TAXES

For the three months ended March 31, 2022, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the three months ended March 31, 2022 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $13.5 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At March 31, 2022, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

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

Convertible Notes

As described in Note 10, Convertible Notes, the closing of the Exchange Transaction is expected to occur in eight tranches, subject to customary closing conditions, with the first closing having occurred on March 29, 2022 and the remaining seven tranches closing after the balance sheet date. Six additional tranches have closed subsequent to March 31, 2022 and before these financial statements were issued, leaving only one tranche remaining as of the filing date of this Form 10-Q. Through the closing of the first seven tranches of the Exchange Transaction, the holder of the Notes exchanged approximately $12.3 million (the “Exchanged Principal”) in aggregate principal amount of Notes held by the holder for an aggregate of 8.8 million shares of the Company's common stock pursuant to the Exchange Agreement. The eighth and final tranche is expected to settle shortly after May 16, 2022.

See Note 10, Convertible Notes, for further information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Note

Except as otherwise indicated by the context, references in this Form 10-Q/A to the “Company,” “Accelerate,” “we,” “us” or “our” are references to the combined business of Accelerate Diagnostics, Inc. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) summarizes the significant factors affecting our results of operations, liquidity, capital resources and contractual obligations. The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and related notes included elsewhere herein.

All amounts in the MD&A have been rounded to the nearest thousand unless otherwise indicated.

Forward-Looking Statements

This Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; our expectations relating to current supply chain impacts; and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern and our belief that we do not currently have adequate financial resources to pay our outstanding debt obligation under the Notes and to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q/A. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of our suppliers and customers; its ultimate effect on our business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on our plans to respond to the COVID-19 pandemic; and difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in obtaining adequate capital resources to fund our operations and address the upcoming maturity of the Notes. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”) and in the Company's subsequent filings with the SEC. These forward-looking statements are also based on assumptions that the Company will retain key management personnel, the Company will be successful in the commercialization of the Accelerate Pheno® system and the Accelerate Arc™ system, the Company will obtain sufficient capital to commercialize the Accelerate Pheno system and the Accelerate Arc system and continue development of complementary products, the Company will be able to protect its intellectual property, the Company’s ability to respond to technological change, the Company will accurately anticipate market demand for the Company’s products and there will be no material adverse change in the Company’s operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Results of Operations: Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following analysis of our operating results contains corrections of errors identified in previously reported amounts. See Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies for a discussion of the impact of such corrections of errors on our consolidated financial statements.

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

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Total other income (expense), net	$2,430	$(4,212)	$6,642	(158)%

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

On March 21, 2022, the New Notes were determined to have a fair value of $11.5 million. The fair value of the New Notes was determined using a common share price of $1.86 per share, applied using the settlement method described above. The original carrying value of the Notes was $14.0 million which resulted in a gain on extinguishment of $3.4 million, which was recorded as a gain on extinguishment during the three months ended March 31, 2022.

	Three Months Ended March 31,
	(in thousands)
	2022	2021	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three months ended March 31, 2022 and 2021, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $558.2 million as of March 31, 2022. For the three months ended March 31, 2022, the Company had a net loss of approximately $13.5 million and negative cash flows from operations of approximately $12.6 million. As of March 31, 2022, the Company had $50.4 million in cash and cash equivalents and investments, a decrease of $13.2 million from $63.6 million at December 31, 2021. The primary reason for the decrease was due to cash used in operations during the period. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see below and Note 9, Long-Term Debt, Note 10, Convertible Notes and Note 16, Stockholders' Equity in Part I, Item 1 of this Form 10-Q/A for additional details).

In connection with the preparation of this Form 10-Q/A, the Company is required to evaluate its financial condition as of the date of filing this Form 10-Q/A pursuant to the requirements of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are reissued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are reissued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are reissued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are reissued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-Q/A filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the filing of this Form 10-Q/A.

Our primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, as well as non-cash means to settle or refinance the Notes, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. Similarly, there can be no assurance that market conditions and refinancing alternatives will be sufficient to settle or refinance the Notes on or prior to their maturity on March 15, 2023. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

Although we are actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations and address the upcoming maturity of the Notes, we would not be able to continue to operate our business pursuant to our current plans. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, our business strategy; file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring; or discontinue our operations entirely.

The Company is also subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 14, Leases.

For more information on the Company’s liquidity please see Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

As of March 31, 2022, our material cash requirements were as follows:

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

The closing of the exchange transactions is expected to occur in eight tranches (“Obligation to Exchange”), subject to customary closing conditions, with the first closing on March 29, 2022. Six additional tranches have closed subsequent to March 31, 2022, leaving only one tranche remaining as of the filing date of this Form 10-Q. Through the closing of the first seven tranches of the exchange transaction, the holder of the Notes exchanged approximately $12.3 million in aggregate principal amount of Notes held by the holder for an aggregate of 8.8 million shares of the Company's common stock pursuant to the exchange agreement. The eighth and final tranche is expected to settle shortly in May 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In connection with the preparation of this Form 10-Q/A, management, under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, conducted a re-evaluation of the effectiveness of the design and operations of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, due to a material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below, the Principal Executive

Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures, were not effective as of March 31, 2022.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of March 31, 2022 that prevented us from identifying the misclassification of the Notes on the Condensed Consolidated Balance Sheet and gave rise to the necessity to file this Form 10-Q/A. The Company’s internal control structure did not have a control to review the evaluation of the classification of its outstanding debt instruments in accordance with applicable accounting guidance at each reporting period.

Remediation Plan

With oversight from the Audit Committee and input from management, the Company has begun designing and implementing changes in processes and controls to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review the accounting treatment of outstanding debt instruments on a quarterly basis in accordance with applicable accounting guidance.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ACCELERATE DIAGNOSTICS, INC.

March 3, 2023	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

March 3, 2023	/s/ Steve Reichling
Steve Reichling Chief Financial Officer
(Principal Financial and Accounting Officer)