Form 10-Q/A
period 2022-06-30
Accelerate Diagnostics, Inc
filed 2023-03-03
CIK 727207

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

This Form 10-Q/A amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2022, as originally filed with the SEC on August 15, 2022 (the “Original Filing”). Except as described below, no other material changes have been made to the Original Filing. Unless otherwise noted, this Form 10-Q/A speaks as of the date of the Original Filing and does not reflect other events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

Background of Restatement

In March and April 2018, the Company issued $171.5 million aggregate principal amount of Notes, which have a maturity date of March 15, 2023, unless earlier converted or repurchased. Between September 2021 and August 2022, the Company entered into certain exchange transactions pursuant to which the Company exchanged $114.9 million aggregate principal amount of Notes for one or a combination of shares of the Company’s common stock, a secured promissory note and/or warrants to purchase the Company’s common stock. As of the date of the filing of this Form 10-Q/A, $56.6 million aggregate principal amount of Notes remain outstanding.

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

Control Considerations

In connection with the restatement, management concluded that there was a deficiency in our internal control over financial reporting that constituted a material weakness as of June 30, 2022. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

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

Restatement of Other Financial Statements

In addition to the restated financial information for the quarter ended June 30, 2022 included in this Form 10-Q/A, we are also restating our interim condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2022 and September 30, 2022. Concurrently with the filing of this Form 10-Q/A, we are filing amended Quarterly Reports on Form 10-Q with the SEC with respect to these periods to address the error in the balance sheet classification of the Notes described above.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(As Restated)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$4,581	$39,898
Investments	32,191	23,720
Trade accounts receivable, net	2,935	2,320
Inventory	5,304	5,067
Prepaid expenses	1,429	768
Other current assets	1,619	1,558
Total current assets	48,059	73,331
Property and equipment, net	4,097	5,389
Finance lease assets, net	2,538	—
Operating lease right of use assets, net	2,181	2,510
Other non-current assets	1,851	1,817
Total assets	$58,726	$83,047
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,221	$1,983
Accrued liabilities	5,654	2,853
Accrued interest	746	909
Deferred revenue	335	451
Current portion of convertible notes	56,204	—
Current portion of long-term debt	84	80
Finance lease, current	953	—
Operating lease, current	732	669
Total current liabilities	66,929	6,945
Finance lease, non-current	1,383	—
Operating lease, non-current	1,997	2,381
Other non-current liabilities	757	808
Convertible notes	49,624	107,984
Total liabilities	$120,690	$118,118

Commitments and contingencies

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	June 30,	December 31,
	2022	2021
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

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	(As Restated)
Net sales	$3,861	$2,798	$6,820	$5,316

Cost of sales	2,781	1,745	4,937	3,365
Gross profit	1,080	1,053	1,883	1,951

Costs and expenses:
Research and development	7,576	5,733	13,600	12,629
Sales, general and administrative	11,493	12,910	22,167	26,938
Total costs and expenses	19,069	18,643	35,767	39,567

Loss from operations	(17,989)	(17,590)	(33,884)	(37,616)

Other income (expense):
Interest expense	(713)	(4,177)	(1,630)	(8,267)
Gain on extinguishment of debt	199	—	3,565	—
Foreign currency exchange gain (loss)	31	—	40	(159)
Interest income	56	12	78	55
Other (expense) income, net	(107)	81	(157)	74
Total other income (expense), net	(534)	(4,084)	1,896	(8,297)

Net loss before income taxes	(18,523)	(21,674)	(31,988)	(45,913)
Provision for income taxes	—	—	—	—
Net loss	$(18,523)	$(21,674)	$(31,988)	$(45,913)

Basic and diluted net loss per share	$(0.24)	$(0.36)	$(0.44)	$(0.77)
Weighted average shares outstanding	76,231	61,049	71,998	59,790

Other comprehensive loss:
Net loss	$(18,523)	$(21,674)	$(31,988)	$(45,913)
Net unrealized (loss) gain on debt securities available-for-sale	(39)	1	(132)	(18)
Foreign currency translation adjustment	(161)	21	(240)	(60)
Comprehensive loss	$(18,723)	$(21,652)	$(32,360)	$(45,991)

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
	(As Restated)
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

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(As Restated)
Accumulated deficit
Beginning	$(558,211)	$(517,205)	$(570,668)	$(492,966)
Cumulative effect of accounting changes	—	—	25,922	—
Net loss	(18,523)	(21,674)	(31,988)	(45,913)
Ending	$(576,734)	$(538,879)	$(576,734)	$(538,879)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(232)	$(9)	$(60)	$91
Net unrealized loss on debt securities available-for-sale	(39)	1	(132)	(18)
Foreign currency translation adjustment	(161)	21	(240)	(60)
Ending	$(432)	$13	$(432)	$13

Total stockholders' deficit	$(61,964)	$(69,750)	$(61,964)	$(69,750)

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

Restatement of Previously Issued Financial Statements

Background on the restatement

The Company’s previously issued interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2022 classified its 2.50% Senior Convertible Notes due 2023 (the “Notes”) as a non-current liability with a net carrying amount of $105.8 million as of June 30, 2022. Pursuant to Accounting Standards Codification (“ASC”) 210-10-45, Balance Sheet, a portion of the Notes should have been classified as a current liability in the balance sheet as of June 30, 2022. In addition, the Company recorded an adjustment to correct a previously identified immaterial error related to the gain on extinguishment of debt for the three months ended June 30, 2022.

Effect of the restatement

The effects of the correction of the prior-period misstatements on our Condensed Consolidated Balance Sheet relating to the Notes are reflected in the table below (in thousands). The Condensed Consolidated Statements of Operations and Comprehensive Loss, and the Condensed Consolidated Statements of Stockholders’ Equity were also corrected for the other previously identified immaterial error as reflected in the table below (in thousands, except per share data).

	June 30,
	2022
	As Previously Reported	Adjustments	As Restated
Current portion of convertible notes	—	56,204	56,204
Total current liabilities	10,725	56,204	66,929
Convertible notes	105,828	(56,204)	49,624

	Three Months Ended
	June 30,
	2022
	As Previously Reported	Adjustments	As Restated
Accumulated deficit beginning balance	(558,931)	720	(558,211)
Gain on extinguishment of debt	919	(720)	199
Total other income (expense), net	186	(720)	(534)
Net loss before income taxes	(17,803)	(720)	(18,523)
Net loss	(17,803)	(720)	(18,523)
Basic and diluted net loss per share	(0.23)	(0.01)	(0.24)
Comprehensive loss	(18,003)	(720)	(18,723)

In addition to correcting the consolidated financial statements, related revisions and updates have been made to “Liquidity & Going Concern (As Restated)” below and Note 10, Convertible Notes (As Restated).

Liquidity & Going Concern (As Restated)

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $576.7 million as of June 30, 2022. For the three and six months ended June 30, 2022, the Company had net losses of approximately $18.5 million and $32.0 million, respectively, and had negative cash flows from operations of approximately $25.6 million for the six months ended June 30, 2022. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see Note 9, Long-Term Debt, Note 10, Convertible Notes and Note 17, Stockholders' Equity for additional details).

At June 30, 2022, the Company held cash, cash equivalents, and marketable securities of $36.8 million and current liabilities of $66.9 million, including $56.2 million of Notes due March 15, 2023. Based on its evaluation pursuant to ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has determined that, as of the date of this Form 10-Q/A filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the filing of this Form 10-Q/A.

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

Unrealized gains or losses on equity securities recorded in income during the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized loss on equity investments	$107	$0	$157	$—

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

Gain on extinguishment of exchanged Notes during the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	As Restated
Gain on extinguishment	$199	$0	$3,565	$0

The carrying value of the Notes at June 30, 2022 consisted of the following (in thousands):

June 30,
2022
Outstanding principal at par	$106,500
Unamortized debt issuance	(672)
Net carrying amount of the liability component	$105,828

As of June 30, 2022, the Notes and New Notes consisted of the following (in thousands):

June 30,
2022
As Restated
Current portion of convertible notes	$56,204
Non-current portion of convertible notes	49,624
Total convertible notes	$105,828

Effective August 15, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”), a holder of the Notes. Jack Schuler, who serves as a member of the Company’s board of directors, is the sole trustee of the Schuler Trust. Under the terms of the Exchange Agreement, the Schuler Trust agreed to exchange with the Company (the “Exchange”) $49.9 million in aggregate principal amount of Notes held by it for (a) a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and (b) a warrant (the “Warrant”) to acquire the Company’s common stock at an exercise price of $2.12 per share (the “Exercise Price”). See Note 19, Subsequent Events for additional information.

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

Debt Exchange

Effective August 15, 2022, the Company entered into (the Exchange Agreement with the Schuler Trust, a holder of the Notes. Jack Schuler, who serves as a member of the Company’s board of directors, is the sole trustee of the Schuler Trust. Under the terms of the Exchange Agreement, the Schuler Trust has agreed to exchange with the Company $49,905,000 in aggregate principal amount of Notes held by it for (a) the Secured Note in an aggregate principal amount of $34,933,500 and (b) the Warrant to acquire the Company’s common stock at an exercise price of $2.12 per share, which represents the closing price of the Company’s common stock as of August 12, 2022.

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

Changes in Results of Operations: Three and six months ended June 30, 2022 compared to three and six months ended June 30, 2021

The following analysis of our operating results contains corrections of errors identified in previously reported amounts. See Part I, Item 1., Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies, for a discussion of the impact of such corrections of errors on our consolidated financial statements.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Total other income (expense), net	$(534)	$(4,084)	$3,550	(87)%	$1,896	$(8,297)	$10,193	(123)%

For the three months ended June 30, 2022 the Company’s other expense, net decreased compared to other expense, net for the three months ended June 30, 2021.

For the six months ended June 30, 2022 the Company incurred other income, net compared to other expense, net for the three and six months ended June 30, 2021.

In March 2022, the Company entered into a privately negotiated exchange agreement with a holder of the Notes pursuant to which such holder exchanged approximately $14.0 million in aggregate principal amount of Notes held by them for 10,798,482 shares of the Company's common stock. The closing of the exchange transaction occurred in eight tranches with the first closing occurring on March 29, 2022 and the last closing on May 18, 2022. The gain on extinguishment of exchanged Notes was $0.2 million for the three months ended June 30, 2022 and $3.6 million for the six months ended June 30, 2022. This reduction in principal also resulted in a decrease in interest expense for the three and six months ended June 30, 2022. See Part I, Item 1, Note 10, Convertible Notes for additional information.

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

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $576.7 million as of June 30, 2022. For the three and six months ended June 30, 2022, the Company had net losses of approximately $18.5 million and $32.0 million, respectively, and had negative cash flows from operations of approximately $25.6 million for the six months ended June 30, 2022. As of June 30, 2022, the Company had $36.8 million in cash and cash equivalents and investments, a decrease of $26.8 million from $63.6 million at December 31, 2021. The primary reason for the decrease was due to cash used in operations during the period. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see below and Note 9, Long-Term Debt, Note 10, Convertible Notes and Note 17, Stockholders' Equity in Part I, Item 1 of this Form 10-Q/A for additional details).

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

As of June 30, 2022, our material cash requirements were as follows:

Payments due by Period (in thousands)
Material Cash Requirements	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$3,054	$446	$968	$1,055	$585	$—	$—
Purchase obligation	11,900	—	—	—	—	—	11,900
Finance lease obligations	2,696	491	983	983	239	—	—
Long term debt	84	84	—	—	—	—	—
Deferred compensation	806	—	—	—	406	400	—
Convertible notes1)	106,500	—	106,500	—	—	—	—
Convertible notes interest1)	2,662	1,331	1,331	—	—	—	—
Total	$127,702	$2,352	$109,782	$2,038	$1,230	$400	$11,900

1) Effective August 15, 2022, the Company entered into an exchange agreement (the “Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”), a holder of the Notes. Under the terms of the Exchange Agreement, the Schuler Trust agreed to exchange with the Company (the “Exchange”) $49.9 million in aggregate principal amount of Notes held by it for a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”). The Secured Note has a scheduled maturity date of August 15, 2027 and will be repayable upon written demand at any time on or after such date. The Secured Note bears interest at a rate of 5.0% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The reduction in convertible notes principal is not reflected in the convertible notes and interest balances provided above.

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

During the six months ended June 30, 2022, the Company entered into an exchange agreement with one holder of the Notes. Under the terms of the exchange agreement, the holder agreed to exchange Notes held by them for shares of the Company’s common stock. During the six months ended June 30, 2022, $14.0 million in aggregate principal amount of Notes were exchanged for 10,798,482 shares of the Company's common stock in this exchange transaction. After giving effect to the exchange transactions described above, the Notes had an outstanding principal amount of $106.5 million as of June 30, 2022.

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

See Part I, Item 1, Note 10, Convertible Notes and Part I, Item 1., Note 19, Subsequent Events for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In connection with the preparation of this Form 10-Q/A, management, under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, conducted a re-evaluation of the effectiveness of the design and operations of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, due to a material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures, were not effective as of June 30, 2022.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of June 30, 2022 that prevented us from identifying the misclassification of the Notes on the Condensed Consolidated Balance Sheet and gave rise to the necessity to file this Form 10-Q/A. The Company’s internal control structure did not have a control to review the evaluation of the classification of its outstanding debt instruments in accordance with applicable accounting guidance at each reporting period.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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