Form 10-Q/A
period 2022-09-30
Accelerate Diagnostics, Inc
filed 2023-03-03
CIK 727207

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

This Form 10-Q/A amends and restates certain items noted below in the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2022, as originally filed with the SEC on November 14, 2022 (the “Original Filing”). Except as described below, no other material changes have been made to the Original Filing. Unless otherwise noted, this Form 10-Q/A speaks as of the date of the Original Filing and does not reflect other events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

Control Considerations

In connection with the restatement, management concluded that there was a deficiency in our internal control over financial reporting that constituted a material weakness as of September 30, 2022. For a discussion of management's consideration of our disclosure controls and procedures and the material weakness identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

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

Restatement of Other Financial Statements

In addition to the restated financial information for the quarter ended September 30, 2022 included in this Form 10-Q/A, we are also restating our interim condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2022 and June 30, 2022. Concurrently with the filing of this Form 10-Q/A, we are filing amended Quarterly Reports on Form 10-Q with the SEC with respect to these periods to address the error in the balance sheet classification of the Notes described above.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(As Restated)
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$38,987	$39,898
Investments	16,407	23,720
Trade accounts receivable, net	2,393	2,320
Inventory	5,392	5,067
Prepaid expenses	1,119	768
Other current assets	1,974	1,558
Total current assets	66,272	73,331
Property and equipment, net	3,621	5,389
Finance lease assets, net	2,319	—
Operating lease right of use assets, net	2,012	2,510
Other non-current assets	1,623	1,817
Total assets	$75,847	$83,047
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,819	$1,983
Accrued liabilities	4,491	2,853
Accrued interest	118	909
Deferred revenue	524	451
Current portion of convertible notes	56,325	—
Current portion of long-term debt	80	80
Finance lease, current	953	—
Operating lease, current	774	669
Total current liabilities	66,084	6,945
Finance lease, non-current	698	—
Operating lease, non-current	1,775	2,381
Other non-current liabilities	759	808
Accrued interest related-party	220	—
Long-term debt related-party	16,299	—
Convertible notes	—	107,984
Total liabilities	$85,835	$118,118

Commitments and contingencies

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	September 30,	December 31,
	2022	2021
	(As Restated)
	Unaudited
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of September 30, 2022 and December 31, 2021	4	4
Common stock, $0.001 par value;
200,000,000 common shares authorized with 97,240,983 shares issued and outstanding on September 30, 2022 and 100,000,000 common shares authorized with 67,649,018 shares issued and outstanding on December 31, 2021	97	68
Contributed capital	627,853	580,652
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(592,630)	(570,668)
Accumulated other comprehensive loss	(245)	(60)
Total stockholders’ deficit	(9,988)	(35,071)
Total liabilities and stockholders’ deficit	$75,847	$83,047

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Net sales	$2,960	$3,122	$9,780	$8,439

Cost of sales	2,381	2,136	7,318	5,502
Gross profit	579	986	2,462	2,937

Costs and expenses:
Research and development	7,285	4,712	20,885	17,341
Sales, general and administrative	8,255	10,806	30,422	37,744
Total costs and expenses	15,540	15,518	51,307	55,085

Loss from operations	(14,961)	(14,532)	(48,845)	(52,148)

Other (expense) income:
Interest expense	(203)	(4,211)	(1,833)	(12,477)
Interest expense related-party	(495)	—	(495)	—
Gain on extinguishment of debt	—	9,840	3,565	9,840
Foreign currency exchange loss	(261)	(78)	(221)	(238)
Interest income	73	—	151	55
Other (expense) income, net	(49)	(5)	(206)	69
Total other (expense) income, net	(935)	5,546	961	(2,751)

Net loss before income taxes	(15,896)	(8,986)	(47,884)	(54,899)
Provision for income taxes	—	—	—	—
Net loss	$(15,896)	$(8,986)	$(47,884)	$(54,899)

Basic and diluted net loss per share	$(0.18)	$(0.15)	$(0.62)	$(0.91)
Weighted average shares outstanding	87,011	61,146	77,049	60,250

Other comprehensive loss:
Net loss	$(15,896)	$(8,986)	$(47,884)	$(54,899)
Net unrealized gain (loss) on debt securities available-for-sale	48	(3)	(84)	(21)
Foreign currency translation adjustment	139	(27)	(101)	(87)
Comprehensive loss	$(15,709)	$(9,016)	$(48,069)	$(55,007)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net loss	$(47,884)	$(54,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,207	1,875
Amortization of investment discount	94	153
Equity-based compensation	8,179	19,058
Amortization of debt discount and issuance costs	386	9,250
Amortization of debt discount related-party	275	—
Loss (gain) on disposal of property and equipment	74	(202)
Unrealized loss (gain) on equity investments	206	(39)
Gain on extinguishment of debt	(3,565)	(9,840)
(Increase) decrease in assets:
Contributions to deferred compensation plan	(174)	(304)
Accounts receivable	(73)	(719)
Inventory	(245)	(527)
Prepaid expense and other	(491)	860
Increase (decrease) in liabilities:
Accounts payable	1,221	1,017
Accrued liabilities and other	1,153	(436)
Accrued interest	(785)	(1,059)
Accrued interest from related-party	220	—
Deferred revenue and income	73	93
Deferred compensation	(49)	343
Net cash used in operating activities	(39,178)	(35,376)

Cash flows from investing activities:
Purchases of equipment	(446)	(202)
Purchase of marketable securities	(27,506)	(22,345)
Maturities of marketable securities	34,527	33,601
Net cash provided by investing activities	6,575	11,054

Cash flows from financing activities:
Proceeds from issuance of common stock	32,872	22,640
Payments on finance leases	(1,109)	—
Proceeds from exercise of options	7	1,456
Proceeds from issuance of common stocks under employee purchase plan	184	245
Transaction costs related to debt exchange	(192)	—
Payment of debt	(6)	(6)
Net cash provided by financing activities	31,756	24,335

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
	(As Restated)
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

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)

Preferred stock shares outstanding
Beginning	3,955	—	3,955	—
Issuance of preferred stock	—	2,636	—	2,636
Ending	3,955	2,636	3,955	2,636

Preferred stock
Beginning	$4	$—	$4	$—
Proceeds from issuance of preferred stock	—	3	—	3
Ending	$4	$3	$4	$3

Common stock shares outstanding
Beginning	79,701	61,489	67,649	57,608
Issuance of common stock	17,500	67	17,500	2,937
Restricted stock awards released and exercise of options	6	62	1,134	1,052
Issuance of common stock under employee purchase plan	34	16	159	37
Rescission of common stock	—	(2,643)	—	(2,643)
Issuance of shares to retire convertible notes	—	5,946	10,799	5,946
Ending	97,241	64,937	97,241	64,937

Common stock
Beginning	$80	$61	$68	$58
Proceeds from issuance of common stock	17	1	17	3
Restricted stock awards released and exercise of options	—	—	1	1
Rescission of common stock	—	(3)	—	(3)
Issuance of shares to retire convertible notes	—	6	11	6
Ending	$97	$65	$97	$65

Contributed capital
Beginning	$560,185	$514,122	$580,652	$475,072
Cumulative effect of accounting changes	—	—	(37,438)	—
Proceeds from issuance of common stock	32,855	517	32,855	22,637
Exercise of options	—	234	6	1,455
Issuance of common stock under employee purchase plan	47	84	184	245
Issuance of shares to retire Convertible Notes	—	34,539	10,169	34,539
Capital contribution from related-party in connection with exchange transaction	29,847	—	29,847	—
Warrant issued to related-party	3,753	—	3,753	—
Equity-based compensation	1,166	3,638	7,825	19,186
Ending	$627,853	$553,134	$627,853	$553,134

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Accumulated deficit
Beginning	$(576,734)	$(538,879)	$(570,668)	$(492,966)
Cumulative effect of accounting changes	—	—	25,922	—
Net loss	(15,896)	(8,986)	(47,884)	(54,899)
Ending	$(592,630)	$(547,865)	$(592,630)	$(547,865)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(432)	$13	$(60)	$91
Net unrealized gain (loss) on debt securities available-for-sale	48	(3)	(84)	(21)
Foreign currency translation adjustment	139	(27)	(101)	(87)
Ending	$(245)	$(17)	$(245)	$(17)

Total stockholders' deficit	$(9,988)	$(39,747)	$(9,988)	$(39,747)

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

Restatement of Previously Issued Financial Statements

Background on the restatement

The Company’s previously issued interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022 classified its 2.50% Senior Convertible Notes due 2023 (the “Notes”) as a non-current liability with a net carrying amount of $56.3 million as of September 30, 2022. Pursuant to Accounting Standards Codification (“ASC”) 210-10-45, Balance Sheet, the Notes should have been classified as a current liability in the balance sheet as of September 30, 2022. In addition, the Company recorded an adjustment to correct a previously identified immaterial error related to the Company’s warranty obligations as of and for the three and nine months ended September 30, 2022.

Effect of the restatement

The effects of the correction of the prior-period misstatements on our Condensed Consolidated Balance Sheet relating to the Notes are reflected in the table below (in thousands). The Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Stockholders’ Equity were also corrected for the other previously identified immaterial error as reflected in the tables below (in thousands).

	September 30,
	2022
	As Previously Reported	Adjustments	As Restated
Accrued liabilities	4,300	191	4,491
Current portion of convertible notes	—	56,325	56,325
Total current liabilities	9,568	56,516	66,084
Convertible notes	56,325	(56,325)	—
Total liabilities	85,644	191	85,835
Accumulated deficit ending balance	(592,439)	(191)	(592,630)
Total stockholders’ deficit ending balance	(9,797)	(191)	(9,988)

	Three Months Ended
	September 30,
	2022
	As Previously Reported	Adjustments	As Restated
Cost of sales	2,190	191	2,381
Gross profit	770	(191)	579
Loss from operations	(14,770)	(191)	(14,961)
Net loss before income taxes	(15,705)	(191)	(15,896)
Net loss	(15,705)	(191)	(15,896)
Comprehensive loss	(15,518)	(191)	(15,709)

	Nine Months Ended
	September 30,
	2022
	As Previously Reported	Adjustments	As Restated
Cost of sales	7,127	191	7,318
Gross profit	2,653	(191)	2,462
Loss from operations	(48,654)	(191)	(48,845)
Net loss before income taxes	(47,693)	(191)	(47,884)
Net loss	(47,693)	(191)	(47,884)
Comprehensive loss	(47,878)	(191)	(48,069)

Total net cash used in operating activities was not impacted by the error corrections.

In addition to correcting the consolidated financial statements, related revisions and updates have been made to “Liquidity & Going Concern (As Restated)”, Warranty Reserve (As Restated) and Note 10, Convertible Notes (As Restated).

Liquidity & Going Concern (As Restated)

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $592.6 million as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company had net losses of approximately $15.9 million and $47.9 million, respectively, and had negative cash flows from operations of approximately $39.2 million for the nine months ended September 30, 2022. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see Note 9, Long-Term Debt, Note 10, Convertible Notes and Note 18, Stockholders' Equity for additional details).

At September 30, 2022, the Company held cash, cash equivalents, and marketable securities of $55.4 million and current liabilities of $66.1 million, including $56.3 million of Notes due on March 15, 2023. Based on its evaluation pursuant to ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, the Company has determined that, as of the date of this Form 10-Q/A filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the filing of this Form 10-Q/A.

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

Warranty Reserve (As Restated)

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

Warranty reserve activity for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	As Restated		As Restated
Beginning balance	$255	$169	$139	$232
Provisions (reversals), net	187	(31)	325	(41)
Warranty cost incurred	(29)	(17)	(51)	(70)
Ending balance	$413	$121	$413	$121

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

The Company’s overall gross margin was 20% and 32% for the three months ended September 30, 2022 and 2021, respectively, and 25% and 35% for the nine months ended September 30, 2022 and 2021, respectively. The decreases were primarily due to increases in the costs to manufacture consumables due to supply chain inflationary factors and a decrease in our average unit sales price period over period.

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

NOTE 10. CONVERTIBLE NOTES (As Restated)

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

As of September 30, 2022 the Notes consisted of the following (in thousands):

September 30,
2022
(As Restated)
Current portion of convertible notes	$56,325
Non-current portion of convertible notes	—
Total convertible notes	$56,325

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

NOTE 14. INCOME TAXES

For the nine months ended September 30, 2022, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the nine months ended September 30, 2022 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $47.9 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At September 30, 2022, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

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

2021 Exchange Transactions

During the nine months ended September 30, 2021, certain holders of the Notes exchanged $46.0 million in aggregate principal amount of Notes held by them for 5,945,718 shares of the Company’s common stock pursuant to their respective exchange agreement. Using the closing stock price on September 22, 2021 of $5.81, the 5,945,718 shares of the Company’s common stock were determined to have a value of $34.5 million, which was recorded to contributed capital during the nine months ended September 30, 2021. See Note 10, Convertible Notes, for additional information.

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

Forward-Looking Statements

This Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; our continued investment in new product development to both enhance our existing products and bring new ones to market; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; our expectations relating to current supply chain impacts; and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton, Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our belief that we will obtain approval from the U.S. Food and Drug Administration (“FDA”) to market our Accelerate Arc product; and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern and our belief that we do not currently have adequate financial resources to pay our outstanding debt obligation under the Notes and to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q/A. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of sales	$2,381	$2,136	$245	11%	$7,318	$5,502	$1,816	33%
Non-cash equity-based compensation as a component of cost of sales	167	82	85	104%	570	257	313	122%
Cost of sales less non-cash equity-based compensation	$2,214	$2,054	$160	8%	$6,748	$5,245	$1,503	29%

For the three months ended September 30, 2022, cost of sales increased as compared to the three months ended September 30, 2021, primarily due to higher non-cash equity-based compensation expense, partially offset by lower sales of Accelerate PhenoTest instruments.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Gross profit	$579	$986	$(407)	(41)%	$2,462	$2,937	$(475)	(16)%
Non-cash equity-based compensation as a component of gross profit	167	82	85	104%	570	257	313	122%
Gross profit less non-cash equity-based compensation	$746	$1,068	$(322)	(30)%	$3,032	$3,194	$(162)	(5)%

The Company’s overall gross margin was 20% and 32% for the three months ended September 30, 2022 and 2021, respectively, and 25% and 35% for the nine months ended September 30, 2022 and 2021, respectively.

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

Research and development expenses include non-cash equity-based compensation expense of $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $4.3 million for the nine months ended September 30, 2022 and 2021, respectively. Non-cash equity-based compensation expense decreased for the three and nine months ended September 30, 2022 when compared to the three and nine months ended September 30, 2021, due to the reversal of non-cash equity-based compensation expense as a result of employees separating from the Company and a decrease in the fair value of new awards being granted.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Loss from operations	$(14,961)	$(14,532)	$(429)	3%	$(48,845)	$(52,148)	$3,303	(6)%
Non-cash equity-based compensation as a component of loss from operations	1,229	3,629	$(2,400)	(66)%	8,179	19,058	$(10,879)	(57)%
Loss from operations less non-cash equity-based compensation	$(13,732)	$(10,903)	$(2,829)	26%	$(40,666)	$(33,090)	$(7,576)	23%

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

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $592.6 million as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company had net losses of approximately $15.9 million and $47.9 million, respectively, and had negative cash flows from operations of approximately $39.2 million for the nine months ended September 30, 2022. As of September 30, 2022, the Company had $55.4 million in cash and cash equivalents and investments, a decrease of $8.2 million from $63.6 million at December 31, 2021. The primary reason for the decrease was due to cash used in operations during the period. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see below and Note 9, Long-Term Debt, Note 10, Convertible Notes and Note 18, Stockholders' Equity in Part I, Item 1 of this Form 10-Q/A for additional details).

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

As of September 30, 2022, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Material Cash Requirements	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$2,826	$227	$968	$1,047	$584	$—	$—
Purchase obligation 1)	11,900	—	—	—	—	—	11,900
Finance lease obligations	1,795	180	721	721	173	—	—
Long term debt	80	80	—	—	—	—	—
Deferred compensation	808	—	—	—	406	402	—
Convertible notes	56,595	—	56,595	—	—	—	—
Convertible notes interest	707	—	707	—	—	—	—
Secured Note with related-party 2)	34,934	—	—	—	—	—	34,934
Secured Note accrued interest with related-party 2)	220	—	—	—	—	—	220
Total	$109,865	$487	$58,991	$1,768	$1,163	$402	$47,054

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of September 30, 2022 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

2) The Company may, at its option, repay the note and accrued interest in (i) cash or (ii) in the form of common stock of the Company.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or exclusive license fees from BD paid pursuant to the Sales and Marketing Agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In connection with the preparation of this Form 10-Q/A, management, under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer, conducted a re-evaluation of the effectiveness of the design and operations of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, due to a material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures, were not effective as of September 30, 2022.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of September 30, 2022 that prevented us from identifying the misclassification of the Notes on the Condensed Consolidated Balance Sheet and gave rise to the necessity to file this Form 10-Q/A. The Company’s internal control structure did not have a control to review the evaluation of the classification of its outstanding debt instruments in accordance with applicable accounting guidance at each reporting period.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporate by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
10.1	Exchange Agreement, dated as of August 15, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.2	Secured Promissory Note, dated as of August 15, 2022, by the Registrant in favor of the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.3	Warrant, dated as of August 15, 2022, issued to the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.4	Security Agreement, dated as of August 15, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.5+	Sales and Marketing Agreement, dated as of August 15, 2022, by and between the Registrant and Becton, Dickinson and Company	Incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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