Form 10-K
period 2022-12-31
Accelerate Diagnostics, Inc
filed 2023-03-31
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $53.0 million based on the closing price quoted on The Nasdaq Capital Market.

At March 28, 2023, 99,628,245 shares of common stock were outstanding, net of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Introductory Note

References herein to “we,” “us” or “our” refer to Accelerate Diagnostics, Inc. and its wholly owned subsidiaries, unless the context specifically requires otherwise.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to the future operations, products and performance of our, projections as to when certain key business milestones may be achieved; the potential of our products or technology; projections of future demand for our products; the growth of the market in which the Company operates; our estimates as to the size of our market opportunity and potential pricing, our competitive position and estimates of time reduction to results; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations regarding research and development expenditures; the anticipated impacts from the COVID-19 pandemic on the Company, including to its business, results of operations, cash flows and financial position, as well as its future responses to the COVID-19 pandemic; and the Company’s expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno® system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton, Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”) and 510(k) clearance for our Accelerate Arc Products (as defined in the this Form 10-K); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to its existing CE In Vitro Diagnostic Regulation (IVDR) registration; and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief that we do not currently have adequate financial resources to pay our outstanding debt obligation under our 2.50% Senior Convertible Notes due 2023 (the “Notes”) and to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-K, and our belief that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration and severity of the ongoing COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of our suppliers and customers; such as the possibility of customer demand fluctuations, supply chain constraints and inflationary pressures and its ultimate effect on the Company’s business, results of operations, cash flows and financial position, as well as our ability (or inability) to execute on its plans to respond to the COVID-19 pandemic; and difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in obtaining adequate capital resources to fund our operations and address our debt obligations, including under the Notes. Other important factors that could cause the Company’s actual results to differ materially from those in its forward-looking statements include those discussed in the section entitled “Risk Factors” in this Form 10-K and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements are also based on assumptions, including but not limited to, we will be successful in obtaining marketing authorization for our products from the FDA and other regulatory agencies and governing bodies; we will be successful in the commercialization of its products, the Company will obtain sufficient capital to commercialize its products and continue development of complementary products that the Company will be able to protect its intellectual property, our ability to respond to technological change, the Company will accurately anticipate market demand for our products and that there will be no material adverse change in our operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-K speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition, liquidity and indebtedness; risks related to our business and strategy; risks related to our intellectual property; risks related to our research and development activities; risks related to government regulation; risks related to our common stock; risks related to our convertible senior notes; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:
•Our financial condition, including our substantial indebtedness, raises substantial doubt regarding our ability to continue as a going concern.
•We are in default of payment obligations under the terms of our Notes, which matured on March 15, 2023 and became due and payable.
•We may seek the protection of the United States Bankruptcy Court (the “Bankruptcy Court”), which may harm our business, adversely affect our ability to retain key personnel, and result in a significant loss of value for our stockholders.
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
•We have entered into a sales and marketing agreement with BD and will substantially depend on BD for the successful commercialization of our products.
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
•The COVID-19 pandemic had, and could continue to adversely impact our commercial operations and also expose our business to other risks.
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

•We have and may continue to trade below $1 per share which could adversely affect our ability to continue to meet the listing requirements of Nasdaq.
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

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE mark to the Accelerate Pheno system and the Accelerate PhenoTest BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo classification request to market our Accelerate Pheno system and Accelerate PhenoTest BC Kit.

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

In March and May 2022, we announced the launch and commercialization of the Accelerate ArcTM system and BC Kit (“Accelerate Arc Products”). This instrument and associated one-time-use test kit automates the clean-up and concentration of microbial cells from positive blood culture samples. In May 2022, we announced IVD registration of the Accelerate Arc system and BC Kit with the FDA as a Class I device exempt from FDA clearance requirements, and in June 2022 we received CE In Vitro Diagnostic Regulation (IVDR) registration for use in Europe.

On October 21, 2022, the Company announced it has been in recent discussions with the FDA regarding its Accelerate Arc Products. Pursuant to such discussions, the FDA has challenged the Company’s commercialization of the Accelerate Arc Products in the United States as a Class I device exempt from 510(k) clearance requirements. The Company is in active dialogue with the FDA to determine the appropriate regulatory pathway. While these discussions are ongoing, the Company has put on hold in the United States its sales and marketing efforts of the Accelerate Arc Products. The Company has continued to market the Accelerate Arc Products in Europe pursuant to its existing CE IVDR registration.

In August 2022, we entered into a sales and marketing agreement (the “Sales and Marketing Agreement”) with BD. We entered into the Sales and Marketing Agreement in order to leverage BD’s expansive global sales team, benefit from natural synergies between BD’s existing products and those from us, and reduce our sales and marketing expenses. See “Sales, Marketing, and Distribution” for additional information.

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
•In May 2017, the Company completed a publicly marketed common stock offering that raised gross proceeds of $89.0 million.
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
•In March 2022, the Company entered into a securities purchase agreement which is anticipated to close in April 2023, for gross proceeds of $4.0 million.
•In August 2022, the Company completed a publicly marketed common stock offering that raised additional gross proceeds of $35.0 million.

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

Current product development programs include the development of the Accelerate Arc system, an instrument and consumable aimed to improve the workflow and reduce the time to result associated with matrix-assisted laser desorption/ionization (MALDI) ID systems, and the development of our next generation rapid AST system, which is intended to have lower costs, higher throughput, and capable of testing a broader set of sample types compared to the current Accelerate Pheno system.

Research and Development

We plan to continue making significant investments in the research and development of new applications for existing technologies and in the research and development of new complementary technologies.

Since the completion and launch of the Accelerate Pheno system, we have focused on product improvements and the development of additional test kits. This includes the PhenoTest BC kit, AST configuration launched in 2021 which provides our customers the ability to use the input of an ID result from another system or methodology but still benefit from rapid AST results using the Accelerate Pheno system. Our objective is to develop test kits that work seamlessly with the Accelerate Pheno system and deliver substantial benefits to microbiology laboratories and to physicians in the treatment of serious infections.

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

The Company's research and development expenses for the years ended December 31, 2022, 2021 and 2020, are included in the consolidated statement of operations and comprehensive loss.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno system and applied for patents related to our next generation AST system and methods, and is, thus, critical to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing,” was issued on March 11, 2008. The patent specification covers methods used to derive ID and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2022, we had 52 issued patents worldwide, including 22 patents issued in the United States and 30 issued outside the United States. Our patents are set to expire on various dates in 2022 through 2035. Additionally, as of December 31, 2022, we had 5 patent applications pending worldwide, including eight U.S. applications and four applications outside the United States. The Company believes that its patent suite would make it difficult for any other company to conduct rapid AST of individual pathogens utilizing our technology. From a trademark perspective, we had 41 registered marks protecting our brand and prospective products both domestically and internationally.

Sales, Marketing, and Distribution

The target customers for our products are hospital microbiology laboratories that perform ID and AST. On August 15, 2022, the Company entered into the Sales and Marketing Agreement with BD pursuant to which BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on the Company’s behalf as its worldwide exclusive sales agent for certain of the Company’s products, including the Accelerate Pheno and Accelerate Arc Products. An existing team of Accelerate sales and service specialists will partner with BD personnel in the United States and select international countries to market, sell, and support the Accelerate Pheno system and Accelerate Arc Products.

The Sales and Marketing Agreement also grants to BD certain other rights to certain of the Company’s future products, including the Company’s next generation rapid AST system. BD has an exclusive right of first negotiation to be the exclusive sales agent to commercialize the Company’s next generation rapid AST system, which will be triggered if the Company proposes to license its next generation rapid AST system or sell its rights to such system, or if the Company and BD mutually agree that the related clinical data is ready to be submitted to the FDA for 510(k) clearance. In accordance with the BD Agreement, the terms of such subsequent agreement would have to be negotiated by the parties.

The business, while not seasonal, is influenced by the timing of hospital budget and tender approval cycles which vary by geography. Due to the relatively long sales cycles, order back-logs are not typical, and we manage our inventory based on an estimation of demand forecasts.

For the year ended December 31, 2022, none of the Company’s customers represented more than 10% of the Company’s total net sales.

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

Potential competitors for rapid AST have made announcements at various trade shows and in press releases, including - but not limited to; Quantamatrix, Q-Linea, Specific Diagnostics, Lifescale, and Gradientech. While we do not have visibility into all of these companies’ respective stages of development, none have yet obtained FDA marketing authorization or commercialized their products in the United States. In 2022, bioMerieux acquired Specific Diagnostics for over $400 million. We believe this acquisition reflects both the industry leader’s recognition of the importance of rapid AST testing and enhanced competition.

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
•import holds;
•refusing to approve pending 510(k) notifications;
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

We assemble instruments and formulate, fill, and assemble the kits in our facilities in Tucson, Arizona. Our instruments and kits require certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates, and machined mechanical components. We own the necessary production tooling and believe that we will be able to qualify secondary sources as needed to support future demand for our products.

Raw Materials

We purchase many different types of raw materials, including plastics, glass, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing and also review relevant sources for compliance with conflict minerals requirements. Many of our components are custom-made by only a few outside suppliers. In certain instances, we have a sole source supply for key product components of the Accelerate Pheno system. We have entered into supply agreements with most of our suppliers to help ensure component availability and flexible purchasing terms with respect to the purchase of such components. However, we are currently experiencing unprecedented cost increases from many of our suppliers, primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. See “Risk Factors—Risks Related to Our Business and Strategy-Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” for additional information.

Human Capital Resources

As of December 31, 2022, we had approximately 179 full-time employees worldwide, with approximately 166 employees in the United States and approximately 13 employees outside of the United States, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

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

Risks Related to Our Financial Condition, Liquidity and Indebtedness

Our financial condition, including our substantial indebtedness, raises substantial doubt regarding our ability to continue as a going concern.

Since inception, we have not achieved profitable operations or positive cash flows from operations. Our accumulated deficit totaled $607.2 million as of December 31, 2022. During the year ended December 31, 2022, we had a net loss of $62.5 million and negative cash flows from operations of $48.7 million. As of December 31, 2022, we had $45.6 million in cash and cash equivalents. Additionally, we have a substantial amount of indebtedness primarily comprised of $56.6 million aggregate principal amount of Notes and a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”).

As a result of our financial condition, we have determined that, as of the date of this Form 10-K filing, there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to pay our outstanding debt obligation under the Notes and to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-K. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2022 and 2021 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. The presence of this going concern explanatory language could adversely affect our ability to raise additional debt or equity financing, as well as to further develop and market our products, all of which could have a material adverse impact on our business, results of operations and financial condition. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” of this Form 10-K and Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation for additional information.

Management currently believes that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. We may choose to raise additional funds during 2023 through a variety of equity and/or debt financing arrangements; however, there are currently no commitments in place for future financing and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all.

We are in default of payment obligations under the terms of our Notes, which matured on March 15, 2023 and became due and payable.

The Notes matured on March 15, 2023 and became due and payable. On March 9, 2023, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding Notes (collectively, the “Ad Hoc Noteholder Group”) and, the trustee for the Notes (the “Trustee”). Other holders of the Notes may become a party to the Forbearance Agreement by executing and delivering to the Company a joinder to the Forbearance Agreement. Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group have agreed, and have directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the Notes (the “Indenture”) in connection with certain events of default under the Indenture, including, but not limited to, the failure to timely pay in full the principal of any Note when due and payable on March 15, 2023 and the failure to pay any interest on any Note when due and payable. The Forbearance Agreement is effective for the period commencing on March 13, 2023 and ending on March 29, 2023. On March 29, 2023, the Company and the Ad Hoc Noteholder Group agreed to further extend the forbearance period under the Forbearance Agreement to April 5, 2023. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity - Convertible Notes” of this Form 10-K for additional information regarding the Forbearance Agreement.

As discussed in this Form 10-K, there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to pay our outstanding debt obligations under the Notes and to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-K. While the Company continues to explore additional funding, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. Similarly, there can be no assurance that market conditions and refinancing alternatives will be sufficient to settle or refinance the Notes. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. Financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank and Signature Bank, may also adversely affect our ability to enter into financing arrangements and facilities. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

Although we are actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations and address our outstanding debt obligations under the Notes, we would not be able to continue to operate our business pursuant to our current plans. In particular, if we are unable to address our outstanding debt obligations under the Notes, or otherwise obtain an extension under the Forbearance Agreement, prior to the expiration of the forbearance period specified in the Forbearance Agreement, then the Trustee may exercise its rights and remedies under the Indenture and declare the principal of, and all accrued and unpaid interest on, the Notes to be due and payable immediately. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, our business strategy; file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring; or discontinue our operations entirely. Additionally, we cannot provide any assurance that we will be able to obtain any extensions under the Forbearance Agreement.

We may seek the protection of the Bankruptcy Court, which may harm our business, adversely affect our ability to retain key personnel, and result in a significant loss of value for our stockholders.

We have engaged financial and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure. However, there can be no assurance that the strategic review will be successful, and a filing under Chapter 11 may be unavoidable. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the process related to a Chapter 11 proceeding continues, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. Bankruptcy Court protection also might make it more difficult to retain management and other key personnel necessary to the success and growth of our business. The longer a Chapter 11 proceeding continues, the more likely it is that our customers would lose confidence in our ability to reorganize our businesses successfully and would seek to establish alternative commercial relationships. Additionally, all of our indebtedness is senior to the existing common stock in our capital structure. As a result, if we seek relief under Chapter 11, existing shares of our common stock may be canceled, with a very limited recovery or no recovery for holders of our common stock. Moreover, if we execute a restructuring outside of Chapter 11, such transaction could result in substantial dilution to existing holders of our common stock. Therefore, trading in our securities is highly speculative and poses substantial risks.

Risks Related to Our Business and Strategy

We have limited revenues from our products and no assurance of future revenues.

We have received limited revenue from sales of the Accelerate Pheno system and the Accelerate PhenoTest BC Kit. As a result, during the years ended December 31, 2022, 2021 and 2020, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of our products and there can be no assurance that we will be successful at the levels necessary to cover the costs of operations. If we are unsuccessful in generating sufficient revenues from our current and future products, we will likely continue to experience losses from operations and negative cash flow.

We have a history of losses and expect to continue to incur losses in the future, and we cannot be certain that we will achieve or sustain profitability.

Until we received FDA approval to market the Accelerate Pheno system, we were a development-stage company and therefore incurred significant losses in prior years. While we are currently commercializing the Accelerate Pheno system and the Accelerate Arc system outside of the United States, we have incurred significant costs in connection with the development and commercialization of our technology. There is no assurance that we will achieve sufficient revenues to offset anticipated operating costs, and we expect to continue to incur losses in the future. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our products, product quality, future product development and our market penetration and margins. If we are unsuccessful in generating sufficient revenues from our products, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Furthermore, the potential market for our products may not expand as we anticipate or may even decline based on numerous factors, including the introduction of superior alternative product or other factors beyond our control. For example, the market for our products was adversely affected by the COVID-19 pandemic. See “Risks Related to Our Business and Strategy—The COVID-19 pandemic has had, and may continue to have, a significant adverse impact on our commercial operations and also exposes our business to other risks” for additional information. If we are unable to adequately expand the market for our products, this failure would have a material adverse effect on our ability to execute on our business plan and ability to generate revenue.

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

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals. These goals may include the commencement or completion of clinical trials and the submission of regulatory filings. From time to time, we may publicly announce the expected timing of some of these goals. All of these goals are, and will be, based on a variety of assumptions. The actual timing of these goals can vary significantly compared to our estimates, in some cases for reasons beyond our control. We may experience numerous unforeseen events that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the uncertainties and risks set forth in this Form 10-K and in our other filings with the SEC. For example, on October 21, 2022, the Company filed a Current Report on Form 8-K announcing it has been in recent discussions with the FDA regarding its Accelerate Arc Products. Pursuant to such discussions, the FDA has challenged the Company’s commercialization of the Accelerate Arc Products in the United States as a Class I device exempt from 510(k) clearance requirements. The Company is in active dialogue with the FDA to determine the appropriate regulatory pathway. While these discussions are ongoing, the Company has put on hold in the United States its sales and marketing efforts of the Accelerate Arc Products. If we do not meet our goals as publicly announced, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

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

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls, and our ability to continue as a going concern.

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

We may not successfully manage the transitions associated with certain of our executive officers, which could have an adverse impact on us.

On March 9, 2023, Steve Reichling notified us of his decision to resign from his role as our Chief Financial Officer, effective March 31, 2023. In connection with Mr. Reichling’s resignation, we appointed David Patience to serve as our Chief Financial Officer, effective April 1, 2023. Leadership transitions may be inherently difficult to manage, and an inadequate transition to our new Chief Financial Officer may cause disruption within the Company. In addition, our financial performance and ability to meet operational goals and strategic plans may be adversely impacted. This may also impact our ability to retain and hire other key members of management.

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
•political, economic and social instability, including instability resulting from the ongoing war between Russia and Ukraine, as well as continued and any new sanctions against Russia;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•foreign exchange controls;
•fluctuations due to changes in foreign currency exchange rates;
•difficulties and costs of staffing and managing foreign operations; and
•impediments with protecting or procuring intellectual property rights.

In particular, further escalation or expansion of the ongoing war between Russia and Ukraine could impact our European business operations, including disrupting our sales channels and marketing activities, as well as negatively impacting the demand for our products.

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

The carrying amounts of long-lived assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Property and equipment includes Accelerate Pheno systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Similarly, the recoverability of the book value of inventory could be impacted by changes in growth expectations and require a reduction in their carrying value to the lower of cost or market.

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

Many of our systems are provided to customers via “reagent rental” agreements, under which customers are generally afforded the right to use the instrument in return for a commitment to purchase minimum quantities of reagents and test kits over a period of time. Accordingly, we must either incur the expense of manufacturing instruments well in advance of receiving sufficient revenues from test cartridges to recover our expenses or obtain third party financing sources for the purchase of our instrument. The amount of capital required to provide instrument systems to customers depends on the number of systems placed. Our ability to generate capital to cover these costs depends on the amount of our revenues from sales of reagents and test cartridges sold through our reagent rental agreements. We do not currently sell enough reagents and test cartridges to recover all of our fixed expenses, and therefore we currently have a net loss. If we cannot sell a sufficient number of reagents and test cartridges to offset our fixed expenses, our liquidity will continue to be adversely affected.

If we fail to estimate customer demand properly, our financial results could be harmed.

Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages or excess inventory, and make our demand forecast more uncertain. In order to have shorter shipment lead times for our customers, we may and have built up inventory for anticipated growth which has not occurred, or may build up inventory to serve what we believe is pent-up demand. In periods with limited available capacity we may and have placed inventory orders significantly in advance of our normal lead times, which could negatively impact our financial results. Additionally, consumer behavior during the COVID-19 pandemic, has made it more difficult for us to estimate future demand, and these challenges may be more pronounced in the future. In estimating demand, we make various assumptions, any of which may and have been incorrect. If we are unable to accurately anticipate demand for our products, our business and financial results could be adversely impacted. Situations that may result in excess or obsolete inventory include:
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

Conversely, if we underestimate our customers’ demand for our products, our partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill customers’ orders on a timely basis. We may also face supply constraints caused by natural disasters or other factors as discussed in this “Risk Factors” section. In such cases, even if we are able to increase production levels to meet customer demand, we may not be able to do so in a cost-effective or timely manner. If we fail to fulfill our customers’ orders on a timely basis, or at all, our customer relationships could be damaged, we could lose revenue and market share and our reputation could be damaged.

The COVID-19 pandemic has had, and may continue to have, a significant adverse impact on our commercial operations and also exposes our business to other risks.

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

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through 2022, albeit to a lesser degree. For example, we have experienced diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. More recently, hospital turnover resulting from burnout and financial challenges driven by inflation and other factors have further diverted the attention of hospital decision makers. In addition, in certain months with high rates of COVID-19 hospitalization, our Accelerate PhenoTest BC Kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19. The emergence of COVID-19 variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people adds additional uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-COVID-19 and Supply Chain Impacts Update” in Part II, Item 7 of this Form 10-K for additional information.

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
•inability to access capital markets on terms that are not significantly detrimental to our business because our revenue growth rate has slowed due to our inability to sell and implement the Accelerate Pheno system as forecasted prior to the pandemic at a stage in our maturation when we are cash flow negative and have significant indebtedness;
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

The potential direct and indirect effects of COVID-19 also may impact many of our other risk factors discussed herein. The degree to which the COVID-19 pandemic ultimately impacts our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but not limited to, the duration and spread of the pandemic and its severity; the emergence and severity of its variants, including the Omicron variant and its subvariants; the actions to contain the virus or treat its impact, such as the availability and efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to use them; the financial impact of COVID-19 on hospitals, including to their budget priorities; hospital staffing issues; general economic factors, such as increased inflation; global supply chain constraints and the related increase in costs; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

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

For example, we are currently experiencing unprecedented cost increases from many of our suppliers, primarily as a result of labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our consumable test kits. Our kits require these components and raw materials, and many of our supply contracts permit the supplier to pass on certain inflation increases to us. Moreover, our ability to pass on cost increases to our consumable test kit customers is limited by long-term contractual price commitments. Prolonged elevated supply costs and further cost increases may further impact our cost to manufacture our Accelerate Pheno system instruments. The supply cost increases we are experiencing and may experience in the future may materially reduce our gross profit margins, thereby negatively impact our overall financial results.

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

We have identified a material weakness in our internal control over financial reporting, and if we are unable to remediate such material weakness, we may not be able to accurately or timely report our financial condition or results of operations.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness we identified prevented us from identifying a misclassification of the Notes on our condensed consolidated balance sheets in our interim financial statements as of and for the three months ended March 31, 2022, three and six months ended June 30, 2022 and three and nine months ended September 30, 2022. Our internal control structure did not have a control to review the evaluation of the classification of its outstanding debt instruments in accordance with applicable accounting guidance at each reporting period.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and the share price of our common stock may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources. See “Controls and Procedures - Management’s Report on Internal Control over Financial Reporting” in Part II, Item 9A of this Form 10-K for further information on the material weakness identified and our remediation plans.

Risks related to Our Intellectual Property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. We own 22 issued U.S. patents and five pending U.S. patent applications, including provisional and non-provisional filings. We also own 30 non-U.S. patents and have four pending applications. We own 41 registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

We may be subject to claims by third parties asserting that our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

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
•HIPAA, prohibits knowingly and willfully (i) executing a scheme to defraud any health care benefit program, including private payers, or (ii) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program.
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

Additionally, third-party payers are increasingly reducing reimbursement for medical products and services. In addition, the U.S. government, state legislatures, and foreign governments have and may continue to implement cost-containment measures and more restrictive policies, including price controls and restrictions on reimbursement. For example, the Budget Control Act of 2011 (the “Budget Control Act”) established a process to reduce federal budget deficits through an automatic “sequestration” process if deficit reductions targets are not otherwise reached. Under the terms of the Budget Control Act, sequestration imposes cuts to a wide range of federal programs, including Medicare, which is subject to a two percent cut. The Bipartisan Budget Act of 2013 extended the two percent sequestration cut for Medicare through fiscal year 2023, and a bill signed by President Obama on February 15, 2014 further extended this cut for an additional year, through fiscal year 2024. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, signed into law in March 2020, included critical relief from sequestration cuts as it applies to Medicare payments, exempting Medicare from the effects of sequestration from May 1, 2020, through Dec. 31, 2020. The moratorium was extended until April 1, 2022. Cuts of 1% were imposed from April 1 through June 30, 2022. As of July 1, 2022, cuts of two percent were reimposed.

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

On October 21, 2022, the Company announced it has been in recent discussions with the FDA regarding its Accelerate Arc Products. Pursuant to such discussions, the FDA has clarified that the Company must obtain a 510(k) clearance in order to continue marketing and distributing the Accelerate Arc Products in the United States. The Company had been listing the Accelerate Arc Products as a Class I device exempt from 510(k) clearance requirements. Additionally, the FDA requested that the Company promptly take certain corrective actions, including, among other things, (i) discontinuing the U.S. marketing and distribution of the Accelerate Arc Products for positive blood culture processing and subsequent identification by mass spectrometry for diagnostic use; (ii) removing and/or correcting all U.S. promotional information within the Company’s control (e.g., website, labeling, social media, sales associate information, or other promotional material) regarding the diagnostic use of the Accelerate Arc Products as Class I devices or as devices intended as positive blood culture processing devices for subsequent identification of microorganisms by mass spectrometry; and (iii) revising/removing the Company’s registration and listing of the Accelerate Arc Products as Class I devices. The Company intends to continue to fully cooperate with the FDA, including promptly taking the corrective actions requested by the FDA. On October 21, 2022, the Company also submitted a pre-submission package to the FDA, which is intended to obtain FDA feedback regarding the Company’s contemplated submission of an application for 510(k) clearance for the Accelerate Arc

Products. The Company cannot, however, give any assurances that FDA will be satisfied with the Company’s actions taken in response to the matters raised by the FDA in its discussions. The Company also cannot give any assurances as to the timing of the FDA’s response to the Company’s pre-submission package or whether the Company will be successful in obtaining 510(k) clearance for the Accelerate Arc Products.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Factors that may contribute to volatility in the price of our common stock include, but are not limited to:

•difficulties in resolving our continuing financial condition and our ability to obtain additional capital to meet our financial obligations;
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
•changes in earnings estimates or recommendations by securities analysts; and
•changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war (including the ongoing war between Russia and Ukraine), other geopolitical uncertainties, public health concerns (including health epidemics or outbreaks of communicable diseases, such as the COVID-19 pandemic), and responses to such events.

The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2022, the sale price for our common stock ranged from $0.51 to $5.15 per share, and during the year ended December 31, 2021, the sale price for our common stock ranged from $4.27 to $15.00 per share. The market prices for securities of medical technology companies like us historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

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

As of December 31, 2022, the number of shares of our common stock shorted was high as compared to the number of shares in the public float. A significant concentration of short interest can be a contributing factor resulting in high volatility in our stock price and volume fluctuations.

The ownership of our common stock is highly concentrated.

As of December 31, 2022, our directors and executive officers beneficially owned in the aggregate, approximately 34% of our outstanding common stock, including 23% beneficially owned, directly or indirectly, by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock. Certain of our major shareholders hold their shares in certificate form, further limiting trading volume.

In addition, Jack Schuler holds Secured Notes, which the Company may, at its option, repay in (i) cash or (ii) in the form of common stock of the Company. Repayment in shares would likely increase Jack Schuler’s beneficial ownership. Jack Schuler also holds Warrants that would also increase his beneficial ownership if exercised.

Future issuances or sales of shares of our common stock may depress the price of our shares and be dilutive to our existing stockholders.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Any sales by us or by our existing stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline. The exercise of any outstanding options or warrants, the issuance of future equity awards to retain and incentivize employees, the conversion of our Series A Preferred Stock or in connection with acquisitions, and any other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock.

To the extent that we raise additional funds through the issuance and sale of equity or convertible debt securities, including shares of our common stock through our ATM Program, the issuance of such securities will result in dilution to our stockholders. Investors purchasing shares or other securities in the future may also have rights superior to existing stockholders. In addition, we have a significant number of options, warrants and restricted stock units outstanding. If the holders of these options, or warrants exercise, or the restricted stock units are released, our stockholders may incur further dilution.

We may require additional capital in the future, and you may incur dilution to your stock holdings.

We have primarily relied upon capital from the sale of our securities to fund our operations. Although we have now commercialized the Accelerate Pheno system in the United States, Europe, and certain other regions, there can be no assurance that our commercialization efforts will be successful or that we will not continue to incur operating losses. We may require additional capital to continue to operate as a going concern in the near-term and may require additional capital in the future to expand our product offerings, expand our sales and marketing infrastructure, increase our manufacturing capacity, fund our operations, and continue our research and development activities. Our future funding requirements will depend on many factors, including:
•our ability to address existing obligations, including our Notes;
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

Provisions contained in our certificate of incorporation and bylaws, as well as provisions of the Delaware General Corporation Law, could delay or make it more difficult to remove incumbent directors or for a third party to acquire us, even if a takeover would benefit our stockholders. For example, our board of directors may fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise. Special meetings of the stockholders may be called only by the President, a Vice President, our board of directors or the holders of not less than one-tenth of all the shares entitled to vote at the meeting. Additionally, our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 5.0 million shares of preferred stock, par value $0.001 per share, in one or more series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications, limitations or restrictions thereof, of the shares of such series. For example, in September 2021, we issued 3,954,546 shares as Series A Preferred Stock as discussed further below. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the stockholders, even where stockholders are offered a premium for their shares. Moreover, we are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our Series A Preferred Stock has rights, preferences, and privileges that are not held by, and are preferential to, the rights of holders of our common stock.

As of December 31, 2022, we have designated 3,954,546 shares as Series A Preferred Stock, all of which are outstanding as of such date. The Company’s Series A Preferred Stock ranks, with respect to the payment of dividends, senior to the Company’s common stock and to any other class of securities it may issue in the future that is specifically designated as junior to the Series A Preferred Stock. The holders of Series A Preferred Stock are entitled to receive dividends, out of any assets at the time legally available therefor, prior in preference to any declaration or payment of any dividend on the Company’s common stock at the rate of $0.25 per share per annum on each outstanding share of Series A Preferred Stock (as appropriately adjusted for any subsequent stock splits, stock dividends, combinations, reclassifications and the like), when, as and if declared by the Board. In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Series A Preferred Stock then outstanding are entitled to participate with the holders of the Company’s common stock or any other junior securities then outstanding, pro rata on an as-converted basis, in the distribution of all the remaining assets and funds of the Company available for distribution to its stockholders.

Our common stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.

We are required to continually meet Nasdaq’s listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. As described in a Current Report on Form 8-K filed with the SEC on January 11, 2023, on January 5, 2023, we received a deficiency letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement Rule”). In accordance with Nasdaq rules, we were provided an initial period of 180 calendar days, or until July 5, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement Rule. To regain compliance, the closing bid price for our common stock must remain above $1.00 for 10 consecutive business days.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and notify the Staff of our intention to cure the deficiency during the additional compliance period. If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or otherwise maintain compliance with any of the other Nasdaq listing requirements.

Any delisting of our common stock from The Nasdaq Capital Market could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of common stock, reduce our ability to raise additional capital, reduce the price at which our common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. We cannot assure you that our common stock, if delisted from The Nasdaq Capital Market, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and liquidity.

Risks Related to our Convertible Senior Notes

We have substantial indebtedness in the form of convertible senior notes, which could have important consequences to our business.

We have a substantial amount of indebtedness primarily comprised of our 2.50% Convertible Senior Notes due 2023 (the “Notes”). As of December 31, 2022, we had $56.4 million aggregate principal amount of Notes, which matured and were in forbearance as of the issuance of our consolidated financial statements. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;
•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;
•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;
•impact our ability to continue as a going concern;
•necessitate a restructuring under Chapter 11.

Servicing our debt could require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

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

Should we refinance the Notes, the ownership interests of existing stockholders could be diluted and our stock price may be adversely impacted.

A consensual or non-consensual refinancing of the Notes, could result in significant dilution to the ownership interests of existing stockholders and may depress our stock price.

General Risk Factor

Current macroeconomic conditions and the uncertain economic outlook may remain challenging for the foreseeable future.

Global economic conditions may remain challenging and uncertain for the foreseeable future, including as a result of the ongoing COVID-19 pandemic, the war between Russia and Ukraine, and disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank and Signature Bank. This had led to market disruptions and significant volatility in credit and capital markets. These conditions not only limit our access to capital but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign hospitals and other customers to slow spending on our products, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers and increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we may not continue to experience the same loss rates that we have in the past.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and reference laboratory space is located in Tucson, Arizona, and we have other offices in Europe. As of both December 31, 2022 and 2021, we leased approximately 54,522 square feet of office/laboratory and manufacturing space, in Tucson, Arizona. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. See Item 8, Note 16, Leases for additional details regarding the leases.

Item 3. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. Other than the patent Opposition proceeding discussed under the heading “Risk Factors-Risks Related to Our Intellectual Property-We may not be successful in our currently pending or future patent applications, and even if such applications are successful, we cannot guarantee that the resulting patents will sufficiently protect our products and proprietary technology” in Part I, Item 1A, Risk Factors of this Form 10-K, which is incorporated herein by reference, we believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “AXDX” on The Nasdaq Capital Market.

Holders

As of March 28, 2023, we had approximately 124 record owners of our common stock. The actual number of holders of our common stock is greater than the number of record owners and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2022 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2022:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options and release of restricted stock units		Weighted-average exercise price of outstanding options(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)(3)
Equity compensation plans approved by security holders	9,764,081	(2)	$14.60	7,021,378
Equity compensation plans not approved by security holders	—		—	—
Total	9,764,081		$14.60	7,021,378

(1) Shares of common stock issuable upon vesting of restricted stock units (“RSUs”) and performance share units (“PSUs”) have been excluded from the calculation of the weighted average exercise price because they have no exercise price.
(2) Represents 5,408,661 shares of common stock subject to outstanding stock options and 4,355,420 shares of common stock that may be issued upon vesting of outstanding RSUs and PSUs (assuming the maximum performance level for PSUs).
(3) Includes 6,939,117 as part of the Company’s 2022 Omnibus Equity Incentive Plan and 82,261 as part of the Company’s Employee Stock Purchase Plan.

Item 6. [Reserved]

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

Sales and Marketing Agreement with BD

On August 15, 2022, the Company entered into the Sales and Marketing Agreement with BD pursuant to which BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on the Company’s behalf as its worldwide exclusive sales agent for certain of the Company’s products, including the Accelerate Pheno system and Accelerate Arc Products. An existing team of sales and service professionals will partner with BD personnel in the United States and select international countries to market, sell, and support the Accelerate Pheno system and Accelerate Arc Products.

The Sales and Marketing Agreement also grants to BD certain other rights to certain of the Company’s future products, including the Company’s next generation rapid AST system. BD has an exclusive right of first negotiation to be the exclusive sales agent to commercialize the Company’s next generation rapid AST system, which will be triggered if the Company proposes to license its next generation rapid AST system or sell its rights to such system, or if the Company and BD mutually agree that the related clinical data is ready to be submitted to the

FDA for 510(k) clearance. In accordance with the BD Agreement, the terms of such subsequent agreement would have to be negotiated by the parties.

This Sales and Marketing Agreement should allow the Company to reduce expenses through keeping fewer sales and marketing personnel on staff. Under this agreement, the Company will pay BD a commission based on the level of revenues realized on a quarterly basis. Under this agreement, BD will pay the Company a fee over the duration of the agreement based on certain criteria.

COVID-19 and Supply Chain Impacts Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. New cases and hospitalizations have risen and fallen throughout the course of this pandemic. More recently, the emergence and spread of new variants of COVID-19 that are significantly more contagious than previous strains initially led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. While most of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID-19 cases. The lingering impact of the COVID-19 pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability have caused, and are continuing to cause, business slowdowns in affected areas, both regionally and worldwide, as well as disruptions to global supply chains and workforce participation. These effects have significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through 2022, albeit to a lesser degree. For example, we have experienced diminished access to our customers, including hospitals, which has severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. Hospital turnover resulting from burnout and vaccine mandates have further diverted the attention of hospital decision makers. In addition, in certain months with high rates of COVID-19 hospitalization, our Accelerate PhenoTest BC Kit orders declined as many hospitals curtailed elective surgeries to respond to COVID-19.

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

For example, we are currently experiencing unprecedented cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all our suppliers to provide us with necessary materials and services at reasonable costs. See “Risk Factors-Risks Related to Our Business and Strategy-Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” in Part I, Item 1A of this Form 10-K for additional information.

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

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in Part I, Item 1A of this Form 10-K for additional risks we face due to the COVID-19 pandemic, including risks relating to our supply chain.

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2022, 2021 and 2020

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

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Net sales	$12,752	$11,782	$970	8%	$11,782	$11,165	$617	6%

During the year ended December 31, 2022, total revenues increased primarily as a result of higher sales of Accelerate PhenoTest BC Kits and service contract revenue compared to the year ended December 31, 2021. Accelerate PhenoTest BC Kit revenue increased as customers completed their instrument verifications and began purchasing kits. Service contract revenue increased as a higher number of customers entered into multi-year service agreements following the expiration of their warranty periods.

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

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Total cost of sales	9,449	12,163	(2,714)	(22)%	12,163	6,706	5,457	81%
Inventory write-down	—	4,500	(4,500)	(100)%	4,500	—	4,500	100%
Non-cash equity-based compensation as a component of cost of sales	665	325	340	105%	325	351	(26)	(7)%
Total cost of sales less inventory write-down and non-cash equity-based compensation	$8,784	$7,338	$1,446	20%	$7,338	$6,355	$983	15%

During the year ended December 31, 2022, cost of sales decreased when compared to the year ended December 31, 2021. This decrease is due to a one-time inventory write-down of $4.5 million recorded during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company took charges to cost of sales for inventory provisions primarily related to the write-down of excess quantities of instrument raw materials and work in process, whose inventory levels were higher than our updated forecasts of future demand for those products. Inventory provisions totaled $4.5 million during the year ended December 31, 2021, with no inventory provisions recorded for the years ended December 31, 2022 and 2020.

Total cost of sales less inventory write-downs and non-cash equity-based compensation during the year ended December 31, 2022, increased as a result of an increase in sales of Accelerate PhenoTest BC Kit revenue, increases to our cost of manufacturing, and other factors compared to the year ended December 31, 2021. Our cost of manufacturing has increased as we are experiencing cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor.

During the year ended December 31, 2021, cost of sales increased when compared to the year ended December 31, 2020. This increase is due to a one-time inventory write-down of $4.5 million recorded during the year ended December 31, 2021, as described above.

Total cost of sales less inventory write-downs and non-cash equity-based compensation expense during the year ended December 31, 2021, increased as a result of an increase in Accelerate PhenoTest BC Kit revenue, increases to our cost of manufacturing, and other factors compared to the year ended December 31, 2021.

Non-cash equity-based compensation cost is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to a customer, or when instruments are amortized to cost of sales.

Cost of sales includes non-cash equity-based compensation expense of $0.7 million, $0.3 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, non-cash equity-based compensation expense increased due to new awards being granted in the current year and continued amortization of prior period awards. During the year ended December 31, 2021, the change in non-cash equity-based compensation expense was not considered meaningful when compared to the year ended December 31, 2020.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Gross profit (loss)	$3,303	$(381)	$3,684	(967)%	$(381)	$4,459	$(4,840)	(109)%
Inventory write-down	$—	$4,500	$(4,500)	(100)%	$4,500	$—	$4,500	100%
Non-cash equity-based compensation as a component of gross (loss) profit	665	325	340	105%	325	351	(26)	(7)%
Gross (loss) profit less inventory write-down and non-cash equity-based compensation	$3,968	$4,444	$(476)	(11)%	$4,444	$4,810	$(366)	(8)%

During the year ended December 31, 2022, the Company recorded a gross profit, while recording a gross loss during the year ended December 31, 2021. As described above, the Company incurred a one-time inventory write-down of $4.5 million for the year ended December 31, 2021 which put the Company in a gross loss position.

Gross profit (loss) less inventory write-downs and non-cash equity-based compensation expense decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period. Our cost of manufacturing has increased as we are experiencing cost increases from many of our suppliers primarily as a result of the ongoing COVID-19 pandemic, labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor.

During the year ended December 31, 2021, the Company recorded a gross loss, while recording a gross profit during the year end December 31, 2020. As described above, the Company incurred a one-time inventory write-down of $4.5 million during the year ended December 31, 2021 which put the Company in a gross loss position.

Gross profit (loss) less inventory write-downs and non-cash equity-based compensation expense decreased during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to increases in costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period.

Inventory without a cost basis was sold to customers for the years ended December 31, 2022, 2021 and 2020. Pre-launch inventory previously not capitalized and expensed in a previous year for the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $0.2 million and $0.1 million, respectively.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Research and development	$26,915	$21,943	$4,972	23%	$21,943	$21,255	$688	3%
Non-cash equity-based compensation as a component of research and development	1,419	4,102	(2,683)	(65)%	4,102	4,035	67	2%
Research and development less non-cash equity-based compensation	$25,496	$17,841	$7,655	43%	$17,841	$17,220	$621	4%

Research and development expenses for the year ended December 31, 2022 increased as compared to the year ended December 31, 2021 primarily due to increased expenses to develop our next generation AST platform, partially offset by decreases in non-cash equity-based compensation expense.

Research and development expenses less non-cash equity-based compensation for the year ended December 31, 2022 increased as compared to the year ended December 31, 2021 primarily due to increased expenses to develop our next generation AST platform.

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

Research and development expenses include non-cash equity-based compensation expense of $1.4 million, $4.1 million and $4.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, non-cash equity-based compensation expense decreased due to a lower fair value of stock awards being granted, compared to the year ended December 31, 2021. This lower fair value is due to a decrease in the Company’s stock price year over year. During the year ended December 31, 2021, the non-cash equity-based compensation expense change was not considered meaningful when compared to the year ended December 31, 2020.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Sales, general and administrative	$39,193	$49,236	$(10,043)	(20)%	$49,236	$46,904	$2,332	5%
Non-cash equity-based compensation as a component of sales, general and administrative	8,541	17,620	(9,079)	(52)%	17,620	12,078	5,542	46%
Sales, general and administrative less non-cash equity-based compensation	$30,652	$31,616	$(964)	(3)%	$31,616	$34,826	$(3,210)	(9)%

Sales, general and administrative expenses during the year ended December 31, 2022 decreased compared to the year ended December 31, 2021 primarily due to a decrease in non-cash equity-based compensation expense and other factors.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense during the year ended December 31, 2022 decreased compared to the year ended December 31, 2021, primarily due to lower employee related expenses, including ordinary salaries and commissions, partially offset by one-time severance expenses. During the year ended December 31, 2022, the Company restructured its commercial sales team by reducing the number of employees in consideration of the Company’s new commercial partnership with BD.

Sales, general and administrative expense for the year ended December 31, 2021 increased as compared to the year ended December 31, 2020 primarily due to increases in non-cash equity-based compensation expense resulting from an increased number of RSUs granted compared to the prior year period.

For the year ended December 31, 2021, sales, general and administrative expenses less non-cash equity-based compensation expense decreased compared to the year ended December 31, 2020. This decrease is primarily the result of the COVID-19 pandemic, as hospitals had limited access to their facilities to primarily focus on COVID-19 initiatives. These circumstances resulted in lower expenses associated with travel, trade shows, and instrument demonstration expenses. In addition, cost containment initiatives implemented in the prior year continued to realize lower expenses in areas such as services and marketing.

Sales, general and administrative expenses include non-cash equity-based compensation expense of $8.5 million, $17.6 million and $12.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease of non-cash equity-based compensation expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021, was primarily the result of a decrease in the fair value of stock awards being granted, compared to the year ended December 31, 2021. This lower fair value is due to a decrease in the Company’s stock price year over year. The increase of non-cash equity-based compensation expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily the result of larger stock awards granted to employees for the year ended December 31, 2021.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Loss from operations	$(62,805)	$(71,560)	$8,755	(12)%	$(71,560)	$(63,700)	$(7,860)	12%
Inventory write-down	—	4,500	$(4,500)	(100)%	4,500	—	4,500	100%
Non-cash equity-based compensation as a component of loss from operations	10,625	22,047	$(11,422)	(52)%	22,047	16,464	5,583	34%
Loss from operations less inventory write-down and non-cash equity-based compensation	$(52,180)	$(45,013)	$(7,167)	16%	$(45,013)	$(47,236)	$2,223	(5)%

During the year ended December 31, 2022, our loss from operations decreased as compared to the year ended December 31, 2021, primarily due to lower non-cash equity-based compensation expense partially offset by higher research and development costs in 2022 and a one-time inventory write-down incurred in 2021.

Loss from operations excluding inventory write-downs and non-cash equity-based compensation expense increased during the year ended December 31, 2022, compared to the year ended December 31, 2021 primarily due to increased expenses to develop our next generation AST platform which was partially offset by higher revenues compared to the prior year period.

During the year ended December 31, 2021, our loss from operations increased as compared to the year ended December 31, 2020 primarily due to higher non-cash equity-based compensation expense, inventory provisions related to write-downs, which was partially offset by higher revenues compared to the prior year period.

Loss from operations less inventory write-downs and non-cash equity-based compensation expense decreased during the year ended December 31, 2021, compared to the year ended December 31, 2020, due to decreased sales, general and administrative expenses as hospitals had limited access to their facilities to primarily focus on COVID-19 initiatives. These circumstances resulted in lower expenses associated with travel, trade shows, and instrument demonstration expenses. In addition, cost containment initiatives implemented in the prior year continued to realize lower expenses in areas such as services and marketing.

Loss from operations includes non-cash equity-based compensation expense of $10.6 million, $22.0 million and $16.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The decrease of non-cash equity-based compensation expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily the result of stock awards having a lower fair value primarily due to a decrease in the Company’s stock price year over year. The increase of non-cash equity-based compensation expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily the result of larger stock awards being granted to employees during the year ended December 31, 2021.

This loss and further losses are anticipated and are the result of our continued investments in key research and development program costs, and commercialization of the Company’s products.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Total other income (expense), net	$235	$(6,097)	$6,332	(104)%	$(6,097)	$(14,503)	$8,406	(58)%

During the year ended December 31, 2022, other income, net, is primarily comprised of a gain on extinguishment of debt of $3.6 million, partially offset by interest expense of $2.3 million, and related party interest expense of $1.5 million.

During the year ended December 31, 2021, other expense, net, is primarily comprised of interest expense of $15.5 million partially offset by gains on extinguishment of debt of $9.8 million.

During the year ended December 31, 2020, other expense, net, is primarily comprised of interest expense of $15.5 million partially offset by interest income of $0.9 million.

The Company entered into privately negotiated exchange agreements during the years ended December 31, 2022 and 2021. Holders of the Company’s Notes exchanged Notes held by them for shares of the Company’s common stock. The gain on extinguishment of exchanged Notes was $3.6 million and $4.9 million during the years ended December 31, 2022 and 2021, respectively.

In addition, the Small Business Administration’s, Paycheck Protection Program loan and accrued interest of $4.8 million, was forgiven and recorded as gain on extinguishment during the year ended December 31, 2021.

The Company adopted ASU 2020-06 on January 1, 2022, which simplified the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for our Notes. This change in accounting principle primarily resulted in a decrease in interest expense during the year ended December 31, 2022, when compared to prior periods. Another contributing factor that reduced interest expense includes a decrease in the aggregate principal amount of the Company’s Notes outstanding. Interest expense was $2.3 million, $15.5 million and $15.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Benefit (provision) for income taxes	$77	$(45)	$122	(271)%	$(45)	$(5)	$(40)	800%

For the year ended December 31, 2022 the Company recorded an immaterial benefit for income taxes as the Company is anticipating a refund from prior year overpayments.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded immaterial income taxes as the Company is anticipating nominal state and foreign tax expense and has significant net operating losses to offset taxable income.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $607.2 million as of December 31, 2022. During the year ended December 31, 2022, the Company had a net loss of $62.5 million and negative cash flows from operations of $48.7 million. As of December 31, 2022, the Company had $45.6 million in cash and cash equivalents and investments, a decrease of $18.0 million from $63.6 million at December 31, 2021, and working capital deficits. The primary reason for the decrease was due to cash used in operations during the period. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see below and Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation, Note 9, Long-Term Debt, Note 10, Convertible Notes, Note 11, Long-Term Debt Related-Party and Note 19, Stockholders' Equity in Part II, Item 8 of this Form 10-K for additional details).

In connection with the preparation of this Form 10-K, the Company is required to evaluate its financial condition as of the date of filing this Form 10-K pursuant to the requirements of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-K filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the issuance of our consolidated financial statements.

Our primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, as well as non-cash means to settle or refinance the Notes, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. Similarly, there can be no assurance that market conditions and refinancing alternatives will be sufficient to settle or refinance the Notes. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. Financial market instability or disruptions to the banking system due to bank failures, particularly in light of the recent events that have occurred with respect to Silicon Valley Bank and Signature Bank, may also adversely affect our ability to enter into financing arrangements and facilities. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

Although we are actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations and address our outstanding debt obligation under the Notes, we would not be able to continue to operate our business pursuant to our current plans. In particular, if we are unable to address our outstanding debt obligation under the Notes, or otherwise obtain an extension under the Forbearance Agreement, prior to the expiration of the forbearance period specified in the Forbearance Agreement, then the Trustee may exercise its rights and remedies under the Indenture and declare the principal of, and all accrued and unpaid interest on, the Notes to be due and payable immediately. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, our business strategy; file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring; or discontinue our operations entirely. Additionally, we cannot provide any assurance that we will be able to obtain any extensions under the Forbearance Agreement. For additional information, see “Risk Factors—Risks Related to Our Financial Condition, Liquidity and Indebtedness” in Part I, Item 1A of this Form 10-K.

The Company is subject to Lease Agreements. The future lease obligations under the Lease Agreements are included in Item 8, Note 16, Leases in Part II, Item 8 of this Form 10-K for additional details.

Summary of Cash Flows

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31 (in thousands):

Cash Flow Summary (in thousands)
	2022	2021	2020
Net cash used in operating activities	$(48,728)	$(47,323)	$(50,394)
Net cash provided by investing activities	12,417	8,304	13,606
Net cash provided by financing activities	31,630	43,226	11,633

Cash flows from operating activities

The net cash used in operating activities was $48.7 million during the year ended December 31, 2022. Net cash used in operating activities was primarily the result of net losses and gains on extinguishment of debt. These amounts were partially offset by equity-based compensation and depreciation and amortization.

The Company adopted ASU 2020-06 on January 1, 2022, which simplified the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for our Notes. This change in accounting principle primarily resulted in a decrease in interest expense during the year ended December 31, 2022, when compared to prior periods. Another contributing factor that reduced interest expense includes a decrease in the aggregate principal amount of the Company’s Notes outstanding.

The net cash used in operating activities was $47.3 million during the year ended December 31, 2021. Net cash used in operating activities was primarily the result of net losses and gains on extinguishment of debt. These amounts were partially offset by equity-based compensation, amortization of debt discount and issuance costs, an inventory write-down, and depreciation and amortization.

The net cash used in operating activities was $50.4 million during the year ended December 31, 2020. Net cash used in operating activities was primarily the result of net losses. This amount was partially offset by equity-based compensation, amortization of debt discount and issuance costs, and depreciation and amortization.

These losses are the result of continued investments in research and development to further mature the Accelerate Pheno system, develop ancillary products, including the Accelerate Arc system and our next generation rapid AST system, along with other factors.

Cash flows from investing activities

The net cash provided by investing activities was $12.4 million for the year ended December 31, 2022. The Company had maturities of marketable securities of $40.5 million which were offset in part by purchases of marketable securities of $27.5 million.

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

Cash flows from financing activities

The net cash provided by financing activities was $31.6 million for the year ended December 31, 2022. The Company had proceeds from the sale of common stock of $32.9 million which were offset in part from payments on finance leases of $1.2 million.

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

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes (the “Notes”). In connection with the offering of the Notes, the Company granted the initial purchasers an option to purchase additional amounts. The option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. After giving effect to the exchange transactions described below, the Notes had an outstanding principal amount of $56.6 million as of December 31, 2022. The Notes matured on March 15, 2023 and became due and payable.

On March 9, 2023, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding Notes (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the Notes (the “Trustee”). Other holders of the Notes may join the Forbearance Agreement, and receive a fee equal to $5.00 per $1,000 principal amount of Notes held by such party, by executing and delivering a joinder to the Forbearance Agreement to the Company (collectively with the Trustee and Ad Hoc Noteholder Group, the “Counterparties”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group have agreed, and have directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the Notes (the “Indenture”) in connection with certain events of default under the Indenture, such as (i) failure to timely pay in full the principal of any Note when due and payable on March 15, 2023 (the “Maturity Date”), (ii) failure to pay any interest on any Note when due and payable, (iii) failure to convert any Notes, (iv) default under any agreement with outstanding indebtedness for money borrowed in excess of $15.0 million and (v) any other breach, default or event of default under the Indenture arising from the failure of the Company to timely pay in full the principal of any Note when due and payable on the Maturity Date. The Forbearance Agreement is effective for the period commencing on March 13, 2023 and ending on March 29, 2023. On March 29, 2023, the Company and the Ad Hoc Noteholder Group agreed to further extend the forbearance period under the Forbearance Agreement to April 5, 2023.

For additional information, see “Risk Factors-Risks Related to Our Financial Condition, Liquidity and Indebtedness-We are in default of payment obligations under the terms of our Notes, which matured on March 15, 2023 and became due and payable” in Part I, Item 1A of this Form 10-K.

2021 Exchange Transactions

On September 22, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by it for shares of the Company’s common stock. During the year ended December 31, 2021, $51.0 million in aggregate principal amount of Notes were exchanged for 6,602,974 shares of the Company's common stock in these exchange transactions.

March 2022 Exchange Transaction
On March 21, 2022, the Company entered into an exchange agreement with one holder of the Notes. Under the terms of the exchange agreement, the holder agreed to exchange Notes held by them for shares of the Company’s common stock. During the year ended December 31, 2022, $14.0 million in aggregate principal amount of Notes were exchanged for 10,798,482 shares of the Company's common stock in this exchange transaction.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”). Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and (b) a warrant (the “Warrant”) to acquire the Company’s common stock at an exercise price of $2.12 per share (the “Exercise Price”). See “Capital Resources and Liquidity-Secured Note” below for additional information regarding the Secured Note.

After giving effect to the exchange transactions described above, the Notes had an outstanding principal amount of $56.6 million as of December 31, 2022.

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

Prepaid Forward

In connection with the offering of the Notes, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1,858,500 shares (based on the sale price of $24.25). During March 2023, 1,858,500 shares of Common Stock were returned to the Company pursuant to our agreement with the counterparty. As of December 31, 2022, these shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes.

See Note 10, Convertible Notes, Note 11, Long-Term Debt Related-Party, Note 19, Stockholders' Equity and Note 21, Subsequent Events in Part II, Item 8 of this Form 10-K for additional details.

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

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into a Sales Agreement with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an

“at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the year ended December 31, 2021, the Company sold 2,092,497 shares of common stock under the Sales Agreement for aggregate gross proceeds of $10.9 million. As of December 31, 2022, the Company had an aggregate of $39.1 million available for future sales under its at-the-market equity offering program. No shares were sold under the Sales Agreement during the year ended December 31, 2022.

2021 Sales of Equity Securities

On December 24, 2020, the Company entered into a securities purchase agreement (the “December 2020 Securities Purchase Agreement”) with certain purchasers for the issuance and sale by the Company of shares of its common stock. The purchasers were comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. On September 17, 2021, the Company entered into a rescission agreement with certain of the purchasers (the “Schuler Purchasers”) in order to, among other things, rescind and unwind the December 2020 Securities Purchase Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of the shares, had never occurred with respect to the Schuler Purchasers and the Company. During the year ended December 31, 2022, the Company issued 201,820 shares of common stock to the other purchasers and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement after giving effect to the rescission agreement.

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

Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust has agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the March 2022 Securities Purchase Agreement, for an aggregate purchase price of $4.0 million. On June 29, 2022, the Company and the Schuler Trust agreed to extend the closing date of the Private Placement (the “Closing Date”) from June 30, 2022 to September 26, 2022, subject to the satisfaction of customary closing conditions. On September 29, 2022, the parties agreed to extend the Closing Date to December 30, 2022, effective as of September 26, 2022. On December 16, 2022, the parties agreed to extend the Closing Date to March 24, 2023. On March 23, 2023, the parties agreed to further extend the Closing Date to April 20, 2023.

2022 Sales of Equity Securities

On August 23, 2022, the Company completed a public offering of 17,500,000 shares of its common stock at a public offering price of $2.00 per share. The Company received net proceeds of approximately $32.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

See Note 19, Stockholders' Equity in Part II, Item 8 of this Form 10-K for additional details.

Secured Note
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

See Note 11, Long-Term Debt Related-Party in Part II, Item 8 of this Form 10-K for additional details.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Part II, Item 8, Note 15, Commitments and Contingencies that do not meet the definition of long-term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Part I, Item 2, Properties and Part II, Item 8, Note 16, Leases. The Company has entered into Long-Term Debt as described in Part II, Item 8, Note 9, Long-Term Debt and Note 11, Long-Term Debt Related-Party. The Company has entered into the Notes as described above and in Part II, Item 8, Note 10, Convertible Notes. The future expected payment obligations under our agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Obligations	Total	2023	2024	2025	2026	2027
Operating lease obligations	$2,608	$968	$1,055	$585	$—	$—
Purchase obligation 1)	11,900	—	—	—	—	11,900
Finance leases	2,161	992	976	193	—	—
Deferred compensation	932	—	—	337	361	234
Convertible notes	56,595	56,595	—	—	—	—
Convertible notes interest	707	707	—	—	—	—
Related party secured note 2)	34,934	—	—	—	—	34,934
Related party secured note interest 3)	9,863	—	—	—	—	9,863
Total	$119,700	$59,262	$2,031	$1,115	$361	$56,931

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of December 31, 2022 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

2) The Company may, at its option, repay the note in (i) cash or (ii) in the form of common stock of the Company. However, the amount of shares to repay the Secured Notes, shall not exceed an aggregate amount of 19.99% of the Company’s outstanding shares of common stock, and any remainder amount due will be paid in cash.

3) The Company may, at its option, repay the interest in (i) cash or (ii) in the form of common stock of the Company, which is due on or after August 15, 2027. The Secured Note bears interest at a rate of 5.0% per annum and if the Company were to make a first and final interest payment on the maturity date of August 15, 2027, the interest payable amount would be $9.9 million. As of December 31, 2022, accrued interest is $0.7 million.

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

While our significant accounting policies are more fully described in Note 2 in the Notes to Consolidated Financial Statements, we believe that the following judgments are most critical to aid in fully understanding and evaluating our reported financial results.

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

For the years ended December 31, 2022 and 2021, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2022 and 2021.

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

See Part II, Item 8, Note 10, Convertible Notes, for further information and related disclosures.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the year ended December 31, 2022.

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

See Part II, Item 8, Note 13, Employee Equity-Based Compensation for further information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flow for the years ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Instrument Inventory

Description of the Matter

As explained in Note 2 to the consolidated financial statements, the Company evaluates the net realizable value of instrument inventory, including finished goods, work in process and raw materials available for conversion into finished goods, and records a charge to expense to the extent that inventory costs exceed net realizable value.

Auditing management's estimate of the net realizable value of instrument inventory involved subjective auditor judgment. This is due to the estimation of the number of instruments needed to meet customer demand as of December 31, 2022, and the assumptions inherent in management’s forecasted sales of these instruments.

How We Addressed the Matter in Our Audit

Our audit procedures included, among others, comparing the carrying value of instrument inventory, including finished goods, work in process and raw materials available for conversion into finished goods, to management’s recoverability analysis, evaluating the forecasted sales assumption and assessing the completeness and accuracy of the underlying data used. Specifically, we (i) compared the historical accuracy of forecasted sales to current and past results, (ii) assessed the reasonableness of forecasted sales considering current and past results, including recent sales, and (iii) performed a sensitivity analysis to evaluate the impact of changes in this significant assumption to the carrying value of these instruments.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.
Phoenix, Arizona
March 31, 2023

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$34,905	$39,898
Investments	10,656	23,720
Trade accounts receivable, net	2,416	2,320
Inventory	5,194	5,067
Prepaid expenses	818	768
Other current assets	2,025	1,558
Total current assets	56,014	73,331
Property and equipment, net	3,478	5,389
Finance lease assets, net	2,422	—
Operating lease right of use assets, net	1,859	2,510
Other non-current assets	1,242	1,817
Total assets	$65,015	$83,047

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,501	$1,983
Accrued liabilities	2,682	2,853
Accrued interest	472	909
Deferred revenue	547	451
Current portion of convertible notes	56,413	—
Current portion of long-term debt	—	80
Finance lease, current	1,113	—
Operating lease, current	829	669
Total current liabilities	66,557	6,945
Finance lease, non-current	782	—
Operating lease, non-current	1,545	2,381
Other non-current liabilities	874	808
Accrued interest, related-party	663	—
Long-term, debt related-party	16,858	—
Convertible notes	—	107,984
Total liabilities	87,279	118,118

Commitments and contingencies (see note 16)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	December 31,
	2022	2021
Stockholders' deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of December 31, 2022 and 2021	4	4
Common stock, $0.001 par value;
200,000,000 common shares authorized with 97,477,546 shares issued and outstanding on December 31, 2022 and 100,000,000 common shares authorized with 67,649,018 shares issued and outstanding on December 31, 2021	97	68
Contributed capital	630,341	580,652
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(607,239)	(570,668)
Accumulated other comprehensive loss	(400)	(60)
Total stockholders' deficit	(22,264)	(35,071)
Total liabilities and stockholders' deficit	$65,015	$83,047

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Net sales	$12,752	$11,782	$11,165

Cost of sales:
Cost of sales of products and services	9,449	7,663	6,706
Inventory write-down	—	4,500	—
Total cost of sales	9,449	12,163	6,706

Gross profit (loss)	3,303	(381)	4,459

Costs and expenses:
Research and development	26,915	21,943	21,255
Sales, general and administrative	39,193	49,236	46,904
Total costs and expenses	66,108	71,179	68,159

Loss from operations	(62,805)	(71,560)	(63,700)

Other income (expense):
Interest expense	(2,274)	(15,545)	(15,550)
Interest expense related-party	(1,497)	—	—
Gain on extinguishment of debt	3,565	9,793	—
Foreign currency exchange gain (loss)	117	(413)	252
Interest income	551	88	855
Other expense, net	(227)	(20)	(60)
Total other income (expense), net	235	(6,097)	(14,503)

Net loss before income taxes	(62,570)	(77,657)	(78,203)
Benefit (provision) for income taxes	77	(45)	(5)
Net loss	$(62,493)	$(77,702)	$(78,208)

Basic and diluted net loss per share	$(0.76)	$(1.26)	$(1.40)
Weighted average shares outstanding	82,161	61,727	56,010

Other comprehensive loss:
Net loss	$(62,493)	$(77,702)	$(78,208)
Net unrealized loss on investments	(14)	(34)	(2)
Foreign currency translation adjustment	(326)	(117)	151
Comprehensive loss	$(62,833)	$(77,853)	$(78,059)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
Balances, December 31, 2019	—	$—	54,709	$55	$452,344	$(414,653)	$(45,067)	$(58)	$(7,379)
Cumulative impact of accounting change	—	—	—	—	—	(105)	—	—	(105)
Net loss	—	—	—	—	—	(78,208)	—	—	(78,208)
Exercise of options and restricted stock awards issued	—	—	2,858	3	6,059	—	—	—	6,062
Issuance of common stock under employee purchase plan	—	—	41	—	359	—	—	—	359
Unrealized loss on investments	—	—	—	—	—	—	—	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	—	—	—	151	151
Equity-based compensation	—	—	—	—	16,310	—	—	—	16,310
Balances, December 31, 2020	—	—	57,608	58	475,072	(492,966)	(45,067)	91	(62,812)
Net loss	—	—	—	—	—	(77,702)	—	—	(77,702)
Issuance of common stock	—	—	4,937	5	32,400	—	—	—	32,405
Cancellation of common stock	—	—	(2,643)	(3)	(20,297)	—	—	—	(20,300)
Issuance of preferred stock	3,955	4	—	—	30,446	—	—	—	30,450
Exercise of options and restricted stock awards issued	—	—	1,090	1	1,619	—	—	—	1,620
Issuance of common stock under employee purchase plan	—	—	54	—	326	—	—	—	326
Unrealized loss on investments	—	—	—	—	—	—	—	(34)	(34)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(117)	(117)
Issuance of shares to retire Convertible Senior Notes	—	—	6,603	7	38,896	—	—	—	38,903
Equity-based compensation	—	—	—	—	22,190	—	—	—	22,190
Balances, December 31, 2021	3,955	4	67,649	68	580,652	(570,668)	(45,067)	(60)	(35,071)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
(in thousands)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury stock	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity
Balances, December 31, 2021	3,955	4	67,649	68	580,652	(570,668)	(45,067)	(60)	(35,071)
Cumulative impact of accounting change	—	—	—	—	(37,438)	25,922	—	—	(11,516)
Net loss	—	—	—	—	—	(62,493)	—	—	(62,493)
Issuance of common stock	—	—	17,500	17	32,855	—	—	—	32,872
Restricted stock awards issued and exercise of options	—	—	1,308	1	6	—	—	—	7
Issuance of common stock under employee purchase plan	—	—	222	—	224	—	—	—	224
Unrealized loss on investments	—	—	—	—	—	—	—	(14)	(14)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(326)	(326)
Issuance of shares to retire Convertible Senior Notes	—	—	10,799	11	10,169	—	—	—	10,180
Capital contribution from related-party in connection with exchange transaction	—	—	—	—	29,847	—	—	—	29,847
Warrants issued to related party	—	—	—	—	3,753	—	—	—	3,753
Equity-based compensation	—	—	—	—	10,273	—	—	—	10,273
Balances, December 31, 2022	3,955	$4	97,478	$97	$630,341	$(607,239)	$(45,067)	$(400)	$(22,264)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(62,493)	$(77,702)	$(78,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,000	2,518	2,997
Amortization of investment discount	98	226	99
Equity-based compensation expense	10,625	22,047	16,464
Amortization of debt discount and issuance costs	474	11,542	11,168
Amortization of debt discount related party	834	—	—
Realized loss on available-for-sale securities	—	—	3
Unrealized loss on equity investments	211	—	—
Loss (gain) on disposal of property and equipment	133	(75)	785
Gain on extinguishment of debt	(3,565)	(9,793)	—
Inventory write-down	—	4,500	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	(298)	(484)	(357)
Accounts receivable	(96)	(770)	1,592
Inventory	(236)	(415)	(1,356)
Prepaid expense and other assets	138	1,014	(2,087)
Increase (decrease) in liabilities:
Accounts payable	2,920	273	(1,006)
Accrued liabilities and other	(861)	(469)	(909)
Accrued interest	(437)	(283)	—
Accrued interest from related-party	663	—	—
Deferred revenue and income	96	75	105
Deferred compensation	66	473	316
Net cash used in operating activities	(48,728)	(47,323)	(50,394)
Cash flows from investing activities:
Purchases of equipment	(554)	(603)	(1,362)
Purchase of marketable securities	(27,506)	(30,081)	(46,933)
Proceeds from sales of marketable securities	—	250	—
Maturities of marketable securities	40,477	38,738	61,901
Net cash provided by investing activities	12,417	8,304	13,606
Cash flows from financing activities:
Proceeds from issuance of common and preferred shares, net	32,872	42,880	359
Proceeds from exercise of options	7	1,620	6,062
Proceeds from issuance of common stocks under employee purchase plan	224	326	—
Proceeds from debt	—	—	5,578
Payment of debt	(80)	(360)	(366)
Payments on finance leases	(1,201)	—	—
Debt exchange and common stock issuance cost	(192)	(1,240)	—
Net cash provided by financing activities	31,630	43,226	11,633

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Effect of exchange rate on cash	(312)	(90)	(78)

(Decrease) increase in cash and cash equivalents	(4,993)	4,117	(25,233)
Cash and cash equivalents, beginning of period	39,898	35,781	61,014
Cash and cash equivalents, end of period	$34,905	$39,898	$35,781

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment, net	$168	$688	$1,525

Non-cash financing activities:
Extinguishment of convertible senior notes through issuance of common stock	$10,180	$38,902	$—
Convertible notes due from related-party extinguished in connection with the exchange transaction, net of deferred issuance costs	$49,624	$—	$—
Fair value of new note from related-party issued in connection with the exchange transaction	$16,024	$—	$—
Fair value of common stock warrant issued to related-party in connection with exchange transaction	$3,753	$—	$—
Capital contribution from related-party in connection with the exchange transaction	$29,847	$—	$—
Right-of-use assets obtained in exchange for finance lease obligations	$3,096	$—	$—

Supplemental cash flow information:
Interest paid	$2,214	$4,288	$4,288
Income taxes paid, net of refunds	$—	$—	$43

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

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $607.2 million as of December 31, 2022. During the year ended December 31, 2022, the Company had a net loss of $62.5 million and negative cash flows from operations of $48.7 million. As of December 31, 2022, the Company's 2.5% Convertible Senior Notes (the “Notes”) had a maturity date of March 15, 2023 and the Company had a working capital deficit. The Notes matured on March 15, 2023 and became due and payable. On March 9, 2023, the Company entered into a forbearance agreement commencing on March 13, 2023 and ending on March 29, 2023. On March 29, 2023, the Company and noteholders agreed to further extend the forbearance period under the forbearance agreement to April 5, 2023. See Note 10, Convertible Notes and Note 21, Subsequent Events for additional information. As of December 31, 2022, the Company had $45.6 million in cash and cash equivalents and investments, a decrease of $18.0 million from $63.6 million at December 31, 2021. The primary reason for the decrease was due to cash used in operations during the period. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital.

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, as well as non-cash means to settle or refinance the Notes, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all.

Although the Company is actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations and address the maturity of the Notes that are in forbearance, we would not be able to continue to operate our business pursuant to our current plans. This may require us to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring.

The Company is required to evaluate its financial condition as of the date of filing this Form 10-K pursuant to the requirements of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-K filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts and other investments. As part of the Company’s cash management process, excess operating cash is invested in overnight repurchase agreements with its bank. Repurchase agreements and other investments classified as cash and cash equivalents are not deposits and are not insured by the U.S. Government, the FDIC or any other government agency and involve investment risk including possible loss of principal. The Company diversifies its cash holdings, but does have deposits at three institutions in excess of the FDIC coverage limit. Notwithstanding the possibility of bank failures, we believe that as a result of the Company’s selected banks, diversified holdings strategy, and the U.S. Government’s continued support to stabilize the banking system, such as steps taken in March 2023 as a result of bank failures, that the market risk arising from holding these financial instruments is minimal.

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale and are included in accumulated other comprehensive loss, a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of statements of operations and comprehensive loss. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

The allowance for credit losses for the year ended December 31 is comprised of the following (in thousands):

	2022	2021	2020
Beginning balance	$140	$445	$—
Provisions	204	123	684
Write-offs	(20)	(428)	(239)
	$324	$140	$445

The provisions recorded during the year ended December 31, 2022, are primarily in connection with aged net investment in sales-type leases.

The write-offs and provisions recorded during the years ended December 31, 2021 and 2020, are primarily due to restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables.

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

For the years ended December 31, 2022 and 2021, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no impairment charges were recorded at December 31, 2022 and 2021.

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

Product warranty reserve activity for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Beginning balance	$139	$232	$403
Provisions	389	(22)	13
Warranty cost incurred	(303)	(71)	(184)
	$225	$139	$232

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

See Recently Issued Accounting Pronouncements, section in this footnote and Note 10, Convertible Notes, for further information and related disclosures.

Accounting for Government Assistance

The Company follows ASC 832, Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the years ended December 31, 2022, 2021, and 2020.

Gross Profit (Loss) and Gross Margin

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

The Company’s overall gross margin was 26%, (3)% and 40% for the years ended December 31, 2022, 2021 and 2020, respectively.

During the years ended December 31, 2022 and 2020, the Company recorded gross profit, while recording a gross loss during the year end December 31, 2021. The Company incurred a one-time inventory write-down of $4.5 million for the year ended December 31, 2021 which put the Company in a gross loss position. No write-downs of inventory were recorded for the years ended December 31, 2022 and 2020. An immaterial amount of this inventory was sold to customers for the year ended December 31, 2022.

The Company manufactures pre-launch inventory in advance of regulatory approval. This inventory is expensed before an economic benefit is probable. Pre-launch inventory sold to customers, previously not capitalized and expensed in a previous year for the years ended December 31, 2022, 2021 and 2020 was $0.6 million, $0.2 million and $0.1 million, respectively.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Restructure Activity

During the year ended December 31, 2020, following the completion of a strategic review of the Company's Europe, Middle East and Africa (“EMEA”) business, the Company's board of directors (the “Board”) approved a plan to reduce its workforce, focus the geographies it plans to operate in, and terminate agreements with some distributors in geographies it plans on exiting (collectively, the “EMEA Restructuring Plan”). As of December 31, 2020, the Company substantially completed the workforce reduction portion of the EMEA Restructuring Plan. Restructuring charges are primarily comprised of employee severance and other post-employment benefits. The Company evaluates the nature of these costs to determine if they relate to on-going benefit arrangements which are accounted for under ASC 712, Compensation - Nonretirement Postemployment Benefits, or one-time benefit arrangements which are accounted for under ASC 420, Exit or Disposal Cost Obligations. The Company incurred expenses of $0.4 million during the year ended December 31, 2020, in connection with the EMEA Restructuring Plan which was primarily a component of ASC 712. These expenses were recorded as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss. No material restructuring liabilities were outstanding as of December 31, 2022, 2021 and 2020.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and exercise of the Warrant. Potentially dilutive common shares also include common shares that would be issued upon debt conversion, exchange for Series A Preferred Stock, or in connection with a securities purchase agreement. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

Recent Accounting Pronouncements

Standards that were recently adopted

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This update simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the update, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share, which the Company already uses. The Company adopted the standard on January 1, 2022 through application of the modified retrospective method of transition. The Company applied the standard to the Notes outstanding as of January 1, 2022, as discussed in Note 10, Convertible Notes. As a result, the Notes are now accounted for as a single liability measured at their amortized cost. The Notes are no longer bifurcated between debt and equity and are instead accounted for entirely as debt at face value net of any discount or premium and issuance costs. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. On January 1, 2022, the cumulative effect of adoption resulted in an increase in the net carrying amount of the Notes of $11.5 million, a decrease in additional-paid-in-capital of $37.4 million, and a decrease in accumulated deficit of $25.9 million.

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

In November 2021, ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. ASU 2021-10 also adds a new Topic to ASC 832, Government Assistance to the FASB’s Codification. This ASU was adopted January 1, 2022, and did not impact the Company's consolidated financial statements at January 1, 2022.

Standards not yet adopted

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. ASU 2022-01 is related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. We do not expect the update to have a material effect on the consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 relates to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the update to have a material effect on the consolidated financial statements.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of December 31, 2022, three of the Company's financial institutions held 52%, 24% and 21% of the Company’s cash and cash equivalents, respectively. As of December 31, 2021, one of the Company's financial institutions held 72% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international clients in various industries. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 15% and 13% of the Company’s net accounts receivable balance as of December 31, 2022 and 2021, respectively.

The Company did not have any customers that represented 10% or more of the Company’s total revenue for the years ended December 31, 2022, 2021 and 2020.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis on the financial statements of the Company and the valuation approach applied to each class of financial instruments at December 31 (see Note 2, Summary of Significant Accounting Policies for further information):

	2022
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,194	$—	$—	$7,194
Total cash and cash equivalents	7,194	—	—	7,194
Equity investments:
Mutual funds	928	—	—	928
Total equity investments	928	—	—	928
Debt securities available-for-sale:
Certificates of deposit	—	2,541	—	2,541
US Treasury securities	3,009	—	—	3,009
Commercial paper	—	424	—	424
Corporate notes and bonds	—	3,754	—	3,754
Total debt securities available-for-sale	3,009	6,719	—	9,728
Total assets measured at fair value	$11,131	$6,719	$—	$17,850

	2021
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,563	$—	$—	$5,563
Commercial paper	—	200	—	200
Total cash and cash equivalents	5,563	200	—	5,763
Equity investments:
Mutual funds	841	—	—	841
Total equity investments	841	—	—	841
Debt securities available-for-sale:
Certificates of deposit	—	1,351	—	1,351
US Treasury securities	250	—	—	250
Commercial paper	—	8,046	—	8,046
Corporate notes and bonds	—	13,232	—	13,232
Total debt securities available-for-sale	250	22,629	—	22,879
Total assets measured at fair value	$6,654	$22,829	$—	$29,483

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

There were no transfers between levels during the year ended December 31, 2022.

The Company has Notes, as described in Note 10, Convertible Notes. At December 31, 2022, the Notes had an outstanding principle of $56.6 million with a fair value of $51.9 million. At December 31, 2021, the Notes had an outstanding principle of $120.5 million with a fair value of $89.4 million. The fair value of the Notes is classified as Level 2 within the fair value hierarchy.

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

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities classified as available-for-sale at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENTS
2022
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,548	$—	$(7)	$2,541
U.S. Treasury securities	3,015	—	(6)	3,009
Commercial paper	425	—	(1)	424
Corporate notes and bonds	3,769	—	(15)	3,754
Total	$9,757	$—	$(29)	$9,728

AVAILABLE-FOR-SALE INVESTMENTS
2021
(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,351	$—	$—	$1,351
U.S. Treasury securities	250	—	—	250
Commercial paper	8,048	—	(2)	8,046
Corporate notes and bonds	13,245	—	(13)	13,232
Total	$22,894	$—	$(15)	$22,879

The following table summarizes the maturities of the Company’s debt securities classified as available-for-sale at December 31 (in thousands):

AVAILABLE-FOR-SALE INVESTMENT MATURITIES
(in thousands)
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$9,757	$9,728	$22,663	$22,649
Due in 1-5 years	—	—	231	230
Total	$9,757	$9,728	$22,894	$22,879

Proceeds from sales of marketable securities (including principal payments) for the years ended December 31, 2022, 2021 and 2020, were $0.0 million, $0.3 million and $0.0 million, respectively. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from sales of marketable securities for the years ended December 31, 2022, 2021 and 2020. No material balances were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020. No unrealized losses on debt securities available-for-sale have been recognized in income for the years ended December 31, 2022, 2021 and 2020 as the issuers of such securities held by us were of high credit quality.

As of December 31, 2022 and 2021, there were no holdings of debt securities available-for-sale of any one issuer, other than the U.S. government, in an amount greater than 10%. As of December 31, 2022 and 2021, there were no debt securities available-for-sale in a material unrealized loss position.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at December 31, 2022 and 2021 were $0.9 million and $0.8 million, respectively. Unrealized losses or gains on equity securities recorded in income during the year ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	2022	2021	2020
Unrealized loss on equity investments	$(211)	$—	$—

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities during the years ended December 31, 2022, 2021 and 2020.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventories consisted of the following at December 31 (in thousands):

	2022	2021
Raw materials	$1,827	$1,343
Work in process	2,115	1,625
Finished goods	1,252	2,099
Inventory	$5,194	$5,067

During the year ended December 31, 2021, the Company recorded a charge of $4.5 million to cost of sales to write-down excess quantities of instrument raw materials and work in process inventory. There was no write-down of inventory required in 2022.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consisted of the following at December 31 (in thousands):

	2022	2021
Computer equipment	$3,551	$3,181
Technical equipment	3,236	3,285
Facilities	3,663	3,675
Instruments	3,735	5,364
Capital projects in progress	114	683
Total property and equipment	$14,299	$16,188
Accumulated depreciation	(10,821)	(10,799)
Net property and equipment	$3,478	$5,389

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $1.7 million, $2.0 million and $2.4 million, respectively.

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at December 31 (in thousands):

	2022	2021
Instruments at cost under operating leases	$2,585	$3,110
Accumulated depreciation under operating leases	(1,209)	(1,165)
Net property and equipment under operating leases	$1,376	$1,945

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. If we anticipate that the revenue or income will not be earned within the following twelve months, the amount is reported as long-term deferred income. A summary of the balances as of December 31 follows (in thousands):

	2022	2021
Products and services not yet delivered	$547	$451
Deferred revenue	$547	$451

We recognized $0.4 million, $0.3 million and $0.2 million of revenues during the years ended December 31, 2022, 2021 and 2020, respectively, that were included in the contract liabilities balances at the beginning of the period. No material amount of revenue recognized during the current period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2022, $8.1 million of revenue is expected to be recognized from remaining performance obligations under existing customer contracts. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 9. LONG-TERM DEBT

As of December 31, 2022 and 2021, long-term debt consisted of the following (in thousands):

	2022	2021
Other Loans - various interest	$—	$80
Total debt	—	80
Current portion of long-term debt	—	80
Long-term debt	$—	$—

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

NOTE 10. CONVERTIBLE NOTES

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes matured on March 15, 2023.

The Company incurred issuance costs related to the issuance of the Notes which is amortized over the five-year contractual term of the Notes using the effective interest method. The effective interest rate on the Notes, including accretion of the Notes to par was 3.2%.

The Notes include customary terms and covenants, including certain events of default upon which the Notes may be due and payable immediately. Holders had the option to convert the Notes in multiples of $1,000 principal amount at any time prior to December 15, 2022, but only in the following circumstances:
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

At any time on or after December 15, 2022, a holder could have converted its Notes in multiples of $1,000 principal amount. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the indenture pursuant to which the Notes were issued (the “Indenture”)) were, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change or event of default prior to the Maturity Date, holders, subject to certain conditions, had the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.

As of December 31, 2022, $56.4 million aggregate principal amount of the Notes were outstanding and convertible pursuant to their original terms, none of which were converted prior to the Maturity Date. The Notes matured on March 15, 2023 and became due and payable. On March 9, 2023, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with certain holders of the Notes holding approximately 85% of the Company’s outstanding Notes (collectively, the “Ad Hoc Noteholder Group”), the trustee for the Notes (the “Trustee”) and any other owner of the Notes who executes and delivers to the Company a joinder to the Forbearance Agreement (collectively with the Trustee and Ad Hoc Noteholder Group, the “Counterparties”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group have agreed, and have directed the Trustee, to forbear from exercising their rights and remedies under the Indenture in connection with certain events of default under the Indenture, including, but not limited to, the failure to timely pay in full the principal of any Note when due and payable on March 15, 2023 and the failure to pay any interest on any Note when due and payable. See Note 21, Subsequent Events for additional information regarding the Forbearance Agreement.

The carrying value of the Notes consisted of the following at December 31 (in thousands):

	2022	2021
Outstanding principal	$56,595	$120,500
Unamortized debt issuance	(182)	(729)
Unamortized debt discount	—	(11,787)
Net carrying amount	$56,413	$107,984

As of December 31, 2022 the Notes were classified as follows (in thousands):

	2022	2021
Current portion of convertible notes	$56,413	$—
Non-current portion of convertible notes	—	107,984
Total convertible notes	$56,413	$107,984

Interest expense consisted of the following at December 31 (in thousands):

	2022	2021	2020
Contractual coupon interest	$1,794	$3,934	$4,288
Amortization of the debt discount	—	10,869	10,518
Amortization of debt issuance costs	474	672	651
Total interest expense on convertible notes	$2,268	$15,475	$15,457

Net gain on extinguishment of exchanged Notes for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Gain on extinguishment	$3,565	$4,916	$—

2021 Exchange Transactions

On September 22, 2021, the Company entered into separate exchange agreements with certain holders of the Notes. Under the terms of the exchange agreements, such holders agreed to exchange Notes held by them for shares of the Company’s common stock. During the year ended December 31, 2021, $51.0 million in aggregate principal amount of Notes were exchanged for 6,602,974 shares of the Company's common stock. The carrying value of the Notes was $44.7 million while the estimated fair value of the shares was $38.9 million at the time of the exchange. The Company incurred $0.9 million of reacquisition costs, which was as an offset to gain on extinguishment of debt during the year ended December 31, 2021. This resulted in a net gain of $4.9 million reflected in other income (expense), net in the consolidated statement of operations during the year ended December 31, 2021. See Note 19, Stockholders' Equity for additional information.

March 2022 Exchange Transaction

On March 21, 2022, the Company entered into an exchange agreement with one holder of the Notes. Under the terms of the exchange agreement, the holder agreed to exchange Notes held by them for shares of the Company’s common stock. During the year ended December 31, 2022, $14.0 million in aggregate principal amount of Notes were exchanged for 10,798,482 shares of the Company's common stock. The carrying value of the Notes was $14.0 million while the estimated fair value of the shares was $10.2 million at the time of the exchange. The Company incurred $0.2 million of reacquisition costs, which was recorded as an offset to gain on extinguishment of debt during the year ended December 31, 2022. This resulted in a net gain of $3.6 million reflected in other income (expense), net in the consolidated statement of operations during the year ended December 31, 2022. See Note 19, Stockholders' Equity for additional information.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”). Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and (b) a warrant to acquire the Company’s common stock (the “Warrant”) at an exercise price of $2.12 per share (the “Exercise Price”). The carrying value of the Notes was $49.6 million at the time of the exchange. The estimated fair value of the Secured Note and the Warrant at the time of the exchange was $16.0 million and $3.8 million, respectively, which resulted in a net gain of $29.8 million that was recorded to contributed capital.

The Secured Note includes various features that were advantageous to the Company, including a lower interest rate compared to current market rates and a share conversion feature. There were no other negotiating parties that had similar terms or economic outcomes. As such, the exchange was considered not to be an arm’s length transaction, and therefore the resulting gain was accounted for as a capital transaction. See Note 11, Long-Term Debt Related-Party and Note 19, Stockholders' Equity for additional information.

Prepaid Forward

In 2018, in connection with the Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $45.1 million of the net proceeds from its issuance of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,858,500. During March 2023, 1,858,500 shares of Common Stock were returned to the Company pursuant to our agreement with the counterparty. As of December 31, 2022, these shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes. See Note 21, Subsequent Events for additional information.

NOTE 11. LONG-TERM DEBT RELATED-PARTY

On August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust, a holder of the Notes. Jack Schuler, who serves as a member of the Company’s board of directors, is the sole trustee of the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it (the “Exchanged Notes”) for (a) a secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and (b) a Warrant to acquire the Company’s common stock at an exercise price of $2.12 per share (the “Warrant”).

The Secured Note has a scheduled maturity date of August 15, 2027 and is repayable upon written demand at any time on or after such date. The Company may, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $2.12. However, the payment in common stock is subject to certain limitations, including that the aggregate amount of common shares issued to settle the debt not exceed 19.99% of the Company’s then outstanding shares of common stock. The Secured Note bears interest at a rate of 5.0% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The Company may prepay the Secured Note at any time without premium or penalty. The Secured Note is secured by substantially all of the assets of the Company, subject to customary exceptions and limitations, pursuant to a security agreement, dated as of August 15, 2022. The Secured Note does not restrict the incurrence of future indebtedness by the Company but shall become subordinated in right of payment and lien priority upon the request of any future senior lender.

Under ASC 470-50-40, the transaction qualified as an extinguishment of debt. Under extinguishment accounting, the Exchanged Notes were derecognized and the new instruments, which include the Secured Note and the Warrant, were recorded at their fair values on the issuance date, August 15, 2022. See Note 10, Convertible Notes for additional information. The fair value of the Secured Note was $16.0 million and was estimated using a Monte Carlo simulation which simulated the share price of the Company over the remaining term through the Secured Note’s maturity date. The simulated per-share price in a given iteration determined if the Company settled in cash or shares, and the mean present value of the iterations was concluded as the estimated fair value. The fair value of the Secured Note is a non-recurring measurement that is categorized as Level 3 within the fair value hierarchy as it is based on Level 2 and Level 3 inputs. Based on a face value of $34.9 million and fair value of $16.0 million, the Company recorded a debt issuance discount of $18.9 million, which is being amortized over the life of the Secured Note using the effective interest method. The effective interest rate on the Secured Note is 24.60%.

The table below summarizes the significant assumptions and inputs used to estimate the fair value of the Secured Note as of August 15, 2022:

2022
Stock price	$2.68
Term (years)	5
Volatility	84.30%
Risk-free rate	2.91%

The carrying value of the Secured Note at December 31, 2022 consisted of the following (in thousands):

2022
Outstanding principal	$34,934
Unamortized debt issuance discount	(18,076)
Net carrying amount	$16,858

Interest expense consisted of the following for the year ended December 31 (in thousands):

2022
Contractual interest	$663
Amortization of the debt discount	834
Total interest expense	$1,497

The Secured Note’s carrying amount of $16.9 million and accrued interest expense of $0.7 million are recorded in non-current liabilities on the Company’s consolidated balance sheet as of December 31, 2022. Neither the principal amount nor the accrued interest are contractually payable within twelve months of the balance sheet date of December 31, 2022. The Secured Note’s interest is payable at the option of the Company in the same form as the principal, at the earlier of (i) any prepayment of principal and (ii) maturity. It is the Company’s intention to pay all interest at maturity.

No principal or accrued interest have been paid or shares issued as of December 31, 2022.

The following presents maturities of future principal and accrued interest obligations of the Secured Note as of December 31, 2022 (in thousands):

	Principal	Accrued Interest	Total
2023	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	34,934	663	35,597
Thereafter	—	—	—
Total	$34,934	$663	$35,597

If the Company were to make a first and final interest payment on the maturity date of August 15, 2027, the interest payable amount would be $9.9 million.

Warrant
The Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company (the “exercise period”), as set forth in the Warrant agreement. The Warrant is exercisable for up to 2,471,710 shares of the Company’s common stock and may be exercised in whole or in part at any time during the exercise period. The Company determined that the Warrant meets the criteria for classification in stockholders’ equity and was recorded in equity and initially measured at fair value on the issuance date. The fair value of the Warrant was $3.8 million and was estimated using the Black-Scholes option pricing model. The fair value of the Warrant is a non-recurring measurement that is categorized as Level 3 within the fair value hierarchy as it is based on Level 2 and Level 3 inputs. No portion of the Warrant has been exercised as of December 31, 2022.

The table below summarizes the significant assumptions and inputs used to estimate the fair value of the Warrant as of August 15, 2022:

2022
Stock market price	$2.12
Exercise price	$2.12
Contractual term (in years)	7
Volatility	76.10%
Expected dividends	—
Risk free interest rates	2.86%

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

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses at of the following at December 31 (in thousands):

	2022	2021	2020
Shares issuable upon the release of restricted stock units	4,355	2,090	526
Shares issuable upon exercise of stock options	5,409	7,193	8,045
Shares issuable upon the exercise of the Warrant	2,472	—	—
	12,236	9,283	8,571

As discussed in Note 10, Convertible Notes, as of December 31, 2022, $56.4 million aggregate principal amount of the Notes were outstanding and convertible pursuant to their original terms, none of which were converted prior to the Maturity Date.

In connection with the Notes, the Company entered into a prepaid forward stock repurchase transaction. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 1,858,500. The shares purchased under the Prepaid Forward are treated as treasury stock and not outstanding for purposes of the calculation of basic and diluted earnings per share, but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. On March 24, 2023, 1,858,500 shares of Common Stock were returned to the Company pursuant to our agreement with the counterparty.

Potentially dilutive common shares would also include common shares that would be outstanding if Series A Preferred Stock were converted into common stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock is 3,954,546 as of December 31, 2022.

As discussed in Note 19, Stockholders' Equity, the Company entered into a securities purchase agreement with the Schuler Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock. The closing of the transaction is expected to occur in 2023, subject to the satisfaction of customary closing conditions and is considered an equity forward agreement. The shares to be issued from this agreement were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

As discussed in Note 11, Long-Term Debt Related-Party, the Company may, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $2.12. The number of shares of common stock issuable upon conversion of the Secured Note and accrued interest was approximately 16,478,066 and 312,812 shares respectively, as of December 31, 2022. The shares issuable in connection with a repayment of the Secured Note were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses. The amount of shares to repay the Secured Notes, shall not exceed an aggregate amount of 19.99% of the Company’s outstanding shares of common stock.

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The Company has one equity-based compensation plan as of December 31, 2022, which is discussed below:

2012 Omnibus Equity Incentive Plan

The 2012 Omnibus Equity Incentive Plan (the “2012 Incentive Plan”) was set to automatically expire pursuant to its terms in October 2022. Accordingly, on March 16, 2022, the Board approved, subject to the approval of our stockholders, the Accelerate Diagnostics, Inc. 2022 Omnibus Incentive Compensation Plan (the “2022 Incentive Plan”) which was approved by share holders on May 12, 2022 (the “Effective Date”). The 2012 Incentive Plan was automatically replaced and superseded by the 2022 Incentive Plan on the the Effective Date. Outstanding awards granted under the 2012 Incentive Plan will remain in effect pursuant to their terms. Shares of common stock that remained authorized for grant under the 2012 Incentive Plan following the effective date was 11,458,205.

2022 Omnibus Equity Incentive Plan

The Company’s stockholders approved the Company’s 2022 Incentive Plan on the Effective Date to replace all prior plans (“Prior Plans”). The total number of shares of the Company’s common stock reserved and available for grant pursuant to the 2022 Incentive Plan is 5,500,000, plus the number of shares of common stock that remain available or that otherwise become available for grant under the 2012 Incentive Plan. The total reserved shares for the 2022 Incentive Plan was 16,958,205 as of the effective date, which included 11,458,205 reserved shares from the 2012 Incentive Plan.

Total reserved shares under the 2022 Incentive Plan is 16,703,198 as of December 31, 2022, which includes 9,764,081 shares outstanding, and 6,939,117 available for grant.

Stock options granted under this plan vest in a range from immediate to five years. RSUs granted under this plan vest in a range from immediate to five years while generally RSUs under this plan vest over three years. Stock grants granted under this plan vest immediately.

The following table summarizes option activity under the plan during the years ended December 31, 2022 and 2021 and shows the exercisable shares as of December 31, 2022:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2021	8,045,461	$14.18
Granted	489,804	7.09
Forfeited	(370,106)	14.04
Exercised	(426,762)	3.79
Expired	(545,857)	19.85
Options Outstanding December 31, 2021	7,192,540	13.89
Granted	140,000	3.05
Forfeited	(208,569)	12.58
Exercised	(6,105)	1.04
Expired	(1,709,205)	10.96
Options Outstanding December 31, 2022	5,408,661	14.60
Exercisable December 31, 2022	4,263,496	15.39

The cash received from the exercise of options during the year ended December 31, 2022 was immaterial. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $0.0 million, $3.3 million and $23.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The total fair value of options vesting during the period was $7.2 million, $11.1 million, and $9.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model. The table below summarizes the inputs used to calculate the estimated fair value of options awarded for the years ended December 31:

	2022	2021	2020
Expected term (in years)	6.30	5.79	5.94
Volatility	66%	65%	58%
Expected dividends	—	—	—
Risk free interest rates	2.1%	1.1%	0.6%
Estimated forfeitures	—%	—%	—%
Weighted average fair value	$1.88	$4.09	$4.49

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2022:

	Options Outstanding	Options Exercisable
Number of options	5,408,661	4,263,496
Weighted average remaining contractual term (in years)	5.25	4.82
Weighted average exercise price	$14.60	$15.39
Weighted average fair value	$9.08	$9.46
Aggregate intrinsic value (in millions)	$—	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $0.71 on the last trading day of 2022 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair value of the Company’s stock.

The following table summarizes RSU and stock grant activity during the years ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs & Stock Grants Outstanding January 1, 2021	526,414	$11.17
Granted	2,704,948	11.23
Forfeited	(479,472)	11.01
Vested/released	(661,708)	12.23
RSUs & Stock Grants outstanding December 31, 2021	2,090,182	10.77
Granted	4,227,921	1.53
Forfeited	(662,038)	8.28
Vested/released	(1,300,645)	3.70
RSUs & Stock Grants outstanding December 31, 2022	4,355,420	4.29

The total fair value of RSUs and stock grants vested and released during the period was $4.8 million, $8.1 million, and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company records compensation cost based on the fair value of the award. The table below summarizes the weighted average fair value of RSUs and stock grants awarded for the years ended December 31:

	2022	2021	2020
Weighted average fair value	$1.53	$11.23	$11.44

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to share-based compensation for the years ended December 31 (in thousands) is as follows:

	2022	2021	2020
Cost of Sales	$665	$325	$351
Research and development	1,419	4,102	4,035
Sales, general and administrative	8,541	17,620	12,078
Total equity-based compensation expense	$10,625	$22,047	$16,464
Recognized tax benefit	$—	$—	$—

The share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the years ended December 31 (in thousands) is as follows:

	2022	2021	2020
Cost capitalized to inventory	$254	$401	$253

As of December 31, 2022, unrecognized equity-based compensation cost related to unvested stock options, and unvested RSUs was $1.7 million and $5.7 million, respectively. This is expected to be recognized over the years 2023 through 2027.

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

During 2020, the Company granted another 105,000 performance-based stock options. Of these performance-based stock options, performance obligations had been met for 90,000 options which became exercisable. This included 45,000 performance-based stock options which vested during the year ended December 31, 2021, and the remaining 45,000 performance-based stock options vesting during the prior year. During the year ended December 31, 2021, 15,000 performance-based stock options were forfeited due to the performance targets not being achieved. During the year ended December 31, 2022, 90,000 performance-based stock options expired as they weren't exercised. Of these performance-based stock options, none were outstanding as of December 31, 2022.

As of December 31, 2022 no performance-based stock options were outstanding.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the years ended December 31 (in thousands):

	2022	2021	2020
Performance-based stock option expense	$—	$230	$215

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

During 2020, the Company granted 364,338 performance-based RSUs. During the year ended December 31, 2021, 84,000, of these performance-based RSUs were released due to the performance obligations being achieved with an additional 81,000 being released in prior periods. During the year ended December 31, 2022, 2021 and 2020, 165,974, 9,369, 23,995 of these performance-based RSUs were forfeited, respectively, due to performance obligations not being achieved or employees separating from the Company. Of these performance-based RSUs, none were outstanding as of December 31, 2022.

During 2021, the Company granted 233,472 performance-based RSUs. None of these performance-based RSUs have been released. During the year ended December 31, 2022 and 2021, 8,507 and 121,666 of these performance-based RSUs were forfeited, respectively, due to performance obligations not being achieved or employees separating from the Company. Of these performance-based RSUs, 103,299 of these were outstanding as of December 31, 2022.

The table below summarizes share-based compensation cost in connection with performance-based stock options for the years ended December 31 (in thousands):

	2022	2021	2020
Performance-based RSU expense	$—	$818	$810

NOTE 14. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	2022	2021	2020
U.S. Domestic	$(54,099)	$(68,131)	$(66,482)
Foreign	(8,471)	(9,526)	(11,721)
Net loss before income taxes	$(62,570)	$(77,657)	$(78,203)

The components of the benefit (provision) for income taxes for the years ended December 31 is presented in the following table:

	2022	2021	2020
Current:
Federal	$—	$—	$—
State	(19)	(18)	(1)
Foreign	96	(27)	(4)
Total benefit (provision)	77	(45)	(5)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total benefit (provision)	$77	$(45)	$(5)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31 are as follows (in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforward	$94,003	$93,056
General business credit	17,293	16,364
Stock options	12,809	14,851
Intangible assets, definite-lived	7,239	8,047
Section 174 research & development	4,840	—
Inventory	2,145	1,790
Operating lease liability	568	734
Property & equipment	137	284
Other	310	339
Total deferred tax assets	139,344	135,465
Valuation allowance	(138,710)	(131,839)
Deferred tax assets	$634	$3,626

Deferred tax liabilities:
Debt amortization	$(24)	$(2,933)
Right of use asset	(527)	(693)
Finance lease liability	$(83)	$—
Total deferred tax liabilities	$(634)	$(3,626)

Net deferred taxes	$—	$—

As of December 31, 2022, the Company generated regular tax federal net operating losses (“NOLs”) of approximately $383.7 million. As a result of the Tax and Jobs Act (the “TCJA”), for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can be carried forward for up to 20 years. Of the Company's total federal net operating loss of $383.7 million, $169.8 million will begin to expire in 2023 and $213.9 million will not expire but will only offset 80% of taxable income generated in tax years after 2020.

As of December 31, 2022, the Company has generated state net operating losses of approximately $369.6 million. The Company's state net operating losses will begin to expire in 2033.

As of December 31, 2022, the Company has generated $14.5 million of federal research and development (“R&D”) tax credits which begin to expire in 2032.

As of December 31, 2022, the Company has generated $12.4 million of state R&D tax credits which begin to expire in 2032.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, utilization of the Company’s NOLs and R&D tax credits may be subject to substantial annual limitation if certain ownership changes occur during a three-year testing period as defined by the Internal Revenue Code.

The net deferred tax asset valuation allowance is $138.7 million as of December 31, 2022, compared to $131.8 million as of December 31, 2021. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its deferred tax assets.

During 2018, the Company recognized $14.0 million of the initial deferred tax liability related to the 2018 convertible debt with an adjustment to equity in accordance with ASC 740. The establishment of the deferred tax liability resulted in the reduction of the Company's valuation allowance on existing deferred tax assets. The Company has recorded the reduction of the valuation allowance as an offsetting adjustment in equity. As a result, no net entry to equity was recorded for the 2018 convertible debt in 2018. Subsequent changes in the deferred tax liability related to the convertible debt would be recorded as a component of income tax expense or benefit.

The Company adopted ASU 2020-06 on January 1, 2022, as discussed in Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements. This update simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. As a result, the Notes are no longer bifurcated between debt and equity and are accounted for entirely as debt at face value net of any discount or premium and issuance costs. On January 1, 2022, the cumulative effect of adoption resulted in an increase in the net carrying amount of the Notes of $11.5 million.

The deferred tax liability recognized upon the issuance of the Notes of $3.0 million was also reversed from additional-paid-in-capital, with a corresponding adjustment to the valuation allowance, as of January 1, 2022.

As discussed in Note 11, Long-Term Debt Related-Party, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust on August 15, 2022 to exchange $49.9 million in Notes for the Secured Notes of $34.9 million and warrants valued at $3.8 million to acquire the Company’s common stock. The gain from the partial extinguishment of the Notes was treated as a capital transaction and was recorded to contributed capital for $29.8 million. For the year ended December 31, 2022, the Company recorded the current and deferred tax impact of the transaction to additional paid in capital, with a corresponding adjustment to the valuation allowance, having no net impact on the Company’s financial statements.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, France, Germany, Italy, Spain and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested.

On March 27, 2020, the United States enacted the CARES Act. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are the extension of the carryback period of certain losses to five years, and the suspension of the 80 percent limitation imposed by the TCJA on utilization of NOLs generated in 2018, 2019 and 2020 to offset taxable income generated in tax years prior to 2021. The CARES Act also increased the ability to deduct interest expense from 30 percent, as imposed by the TCJA, to 50 percent of modified taxable income. The CARES Act also provides for a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2021 and December 2022 and enhanced small business loans to assist business impacted by the pandemic. The Company’s tax provision and financial position were not materially impacted by the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended and modified many of the tax related provisions of the CARES Act. This did not have a material impact to the Company.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31 is as follows:

	2022	2021	2020
U.S. federal statutory income tax rate	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal tax benefit	(2.55)%	(4.26)%	(4.95)%
Permanent and other differences	1.74%	(9.01)%	2.35%
Loan forgiveness	—%	(1.31)%	—%
Change in tax rates	0.26%	0.02%	(0.05)%
Tax rate differential	(0.52)%	2.30%	3.09%
Unrecognized tax benefits	1.01%	2.64%	1.34%
Nondeductible equity and other compensation	5.44%	1.72%	(3.38)%
Credit for increased research activities	(2.80)%	(6.19)%	(6.29)%
Change in valuation allowance	18.30%	35.15%	28.89%
	(0.12)%	0.06%	—%

The Company's uncertain tax positions at December 31 as follows (in thousands):

	2022	2021	2020
Balance at beginning of year	$7,556	$4,866	$3,712
Increases for prior positions	380	2,359	—
Increases for current year positions	5,660	1,746	1,154
Decreases due to settlements	—	(1,415)	—
Other increases	—	—	—
Balance at end of year	$13,596	$7,556	$4,866

These uncertain positions are not expected to change within the next twelve months. Of the $13.6 million of uncertain tax positions, $0.1 million would impact the effective tax rate, if reversed. The Company accounts for interest and penalties on uncertain tax positions within tax expense. The Company's foreign subsidiaries are generally subject to applicable jurisdiction examination for all years of operations. The Company has adequate tax attributes available to utilize against its uncertain tax positions in a given year. As a result the Company does not currently accrue interest or penalties against its uncertain tax positions.

The Company incurred net operating losses since inception that are subject to adjustment under Internal Revenue Service (“IRS”) and state examination. In the first quarter of 2021, the Company was informed by the IRS that they would begin an examination of the Company’s 2018 tax year. The Company substantially completed the IRS audit of the 2018 tax year during 2021. The IRS assessed an adjustment reducing the Company's 2018 R&D tax credit. The IRS assessed an adjustment reducing the Company's 2018 NOL. The Company has removed the associated reserve for uncertain tax benefits during the year ended December 31, 2022 and adjusted the deferred tax asset for the NOL and R&D credit carryforwards as a result of the audit settlement. During the year ended December 31, 2022, the Company increased its reserve for uncertain tax positions in connection with the exchange of debt. No cash taxes, interest or penalties were paid in connection with this settlement. The Company’s foreign income tax filings are subject to examination by the appropriate foreign tax authorities. The Company is not otherwise currently under examination by tax authorities.

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

As of December 31, 2022 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

NOTE 16. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the years ended December 31 (in thousands):

	2022	2021
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$850	$680
Operating cash flows from finance leases	1,201	—
ROU assets obtained in exchange for lease obligations
Operating leases	—	—
Finance leases	3,096	—
Lease Cost
Operating leases	1,114	1,095
Finance leases	673	—
Short-term leases	$82	$80

The weighted average remaining lease term on our operating leases is 2.6 years. The weighted average discount rate on those leases is 7.1%. The weighted average remaining lease term on our finance leases is 2.2 years. The weighted average discount rate on those leases is 6.2%.

The following presents maturities of operating lease liabilities in which we are the lessee as of December 31, 2022 (in thousands):

2022
2023	$968
2024	1,055
2025	585
2026	—
2027	—
Thereafter	—
Total lease payments	2,608
Less imputed interest	(234)
$2,374

The following presents maturities of finance lease liabilities in which we are the lessee as of December 31, 2022 (in thousands):

2022
2023	$992
2024	976
2025	193
2026	—
2027	—
Thereafter	—
Total lease payments	2,161
Less imputed interest	(266)
$1,895

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our consolidated balance sheet. As of December 31, 2022, the total net investment in these leases was $2.7 million. The following presents maturities of lease receivables under sales-type leases as of December 31, 2022 (in thousands):

2022
2023	$1,429
2024	824
2025	266
2026	123
2027	41
Thereafter	—
2,683

NOTE 17. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 14%, 14% and 8% of total revenue for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.7 million, respectively.

The following presents long-lived assets (excluding intangible assets) by geographic territory at December 31 (in thousands):

	2022	2021
Domestic	$3,120	$5,014
Foreign	358	375
	$3,478	$5,389

The following presents total net sales by geographic territory for the years ended December 31 (in thousands):

	2022	2021	2020
Domestic	$10,921	$10,121	$10,305
Foreign	1,831	1,661	860
Net sales	$12,752	$11,782	$11,165

The following presents total net sales by line of business for the years ended December 31 (in thousands):

	2022	2021	2020
Accelerate Pheno revenue	$12,598	$11,628	$11,025
Other revenue	154	154	140
Net sales	$12,752	$11,782	$11,165

The following presents total net sales by products and services for the years ended December 31 (in thousands):

	2022	2021	2020
Products	$11,107	$10,430	$10,336
Services	1,645	1,352	829
Net sales	$12,752	$11,782	$11,165

Lease income included in net sales was $1.4 million, $1.9 million and $3.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, and was recorded in accordance with ASC 842, which does not represent revenues recognized from contracts with customers in accordance with ASC 606.

NOTE 18. SUPPLEMENTAL DATA (UNAUDITED)

The following is a summary of unaudited selected quarterly financial information for the three months ended 2022 (in thousands, except per share data):

	December 31,	September 30,	June 30,	March 31,
Net sales	$2,973	$2,960	$3,861	$2,958
Gross profit	$842	$579	$1,080	$802
Loss from operations	$(13,960)	$(14,961)	$(17,989)	$(15,895)
Net loss	$(14,609)	$(15,896)	$(18,523)	$(13,465)
Basic and diluted net loss per share	$(0.14)	$(0.18)	$(0.24)	$(0.20)

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

NOTE 19. STOCKHOLDERS' EQUITY

At-The-Market Equity Sales Agreement

During May 2021, the Company entered into an Equity Sales Agreement (the “ATM Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the ATM Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended (the “Securities Act"). The Company is not obligated to sell any shares under the ATM Sales Agreement. The Board has authorized management to sell up to a specified number of shares under the Sales Agreement within certain share price levels. The Board may choose to change such share number and share price authorizations at any time. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the year ended December 31, 2021, the Company sold 2,092,497 shares of common stock under the ATM Sales Agreement for aggregate gross proceeds of $10.9 million, which was recorded to contributed capital. No shares were sold under the ATM Sales Agreement during the year ended December 31, 2022. As of December 31, 2022, the Company had an aggregate of $39.1 million available for future sales under its at-the-market equity offering program.

December 2020 Securities Purchase Agreement

During December 2020, the Company entered into a securities purchase agreement (the “December 2020 Securities Purchase Agreement”) with Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips, or entities affiliated with such persons (collectively, the “Original Purchasers”), for the issuance and sale by the Company of an aggregate of 4,166,663 shares of the Company’s common stock (the “Shares”), to the Original Purchasers in an offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Each of Jack W. Schuler, John Patience, Matthew Strobeck, Mark C. Miller, Thomas D. Brown and Jack Phillips was a member of the Board at the time of the transaction. Mr. Phillips also serves as the Company’s President and Chief Executive Officer. Additionally, during December 2020, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Original Purchasers in connection with the December 2020 Securities Purchase Agreement pursuant to which the Company agreed to register the resale of the Shares pursuant to the terms set forth therein.

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

2021 Exchange Transactions

During the year ended December 31, 2021, the Company entered into separate exchange agreements with certain holders of the Notes pursuant to which, such holders exchanged $51.0 million in aggregate principal amount of Notes for 6,602,974 shares with a value of $38.9 million which was recorded to contributed capital. See Note 10, Convertible Notes, for additional information.

March 2022 Exchange Transaction
During the year ended December 31, 2022, a holder of the Notes exchanged $14.0 million in aggregate principal amount of Notes held by it for 10,798,482 shares of the Company's common stock. The 10,798,482 shares of the Company’s common stock were determined to have a value of $10.8 million, which was recorded to contributed capital during the year ended December 31, 2022. See Note 10, Convertible Notes, for additional information.

March 2022 Securities Purchase Agreement
On March 24, 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock to the Schuler Trust in an offering (the “Private Placement”) exempt from registration pursuant to Section 4(a)(2) of the Securities Act, and Rule 506 promulgated thereunder. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, for an aggregate purchase price of $4.0 million. The Company and the Schuler Trust have subsequently agreed to extend the closing date of the Private Placement from March 24, 2023 to April 20, 2023.

This equity forward agreement meets the definition of a freestanding financial instrument which is classified in stockholders’ equity. The value of this equity forward agreement as December 31, 2022 is immaterial.

August 2022 Exchange Transaction
On August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) the Warrant to acquire the Company’s common stock at an exercise price of $2.12. The gain from the extinguishment of the Notes was treated as a capital transaction. The net gain on extinguishment was $29.8 million during the year ended December 31, 2022, and was recorded to contributed capital. See Note 10, Convertible Notes and Note 11, Long-Term Debt Related-Party for additional information.

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

NOTE 20. RELATED PARTY TRANSACTIONS

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

In connection with the exchange transactions discussed in Note 19, Stockholders' Equity, during the year ended December 31, 2021, the Supporting Organization exchanged $42.0 million in aggregate principal amount of Notes held by it for 5,428,699 shares of the Company's common stock. Using the closing stock price on September 22, 2021 of $5.81, the 5,428,699 shares of the Company's common stock were determined to have a value of $31.5 million which was recorded to contributed capital during the year ended December 31, 2021.

The Supporting Organization had the same or similar terms as the other holders of Notes that participated in the Exchange Transactions. The Company determined the Exchange Transactions were in accordance with extinguishment accounting and were accounted for as an extinguishment of debt opposed to a capital transaction.

See Note 10, Convertible Notes and Note 19, Stockholders' Equity, for additional information.

December 2020 Securities Purchase Agreement

On December 24, 2020, the Company entered into the December 2020 Securities Purchase Agreement with the Original Purchasers for the issuance and sale by the Company of the Shares. Additionally, on December 24, 2020, the Company entered into the Registration Rights Agreement with the Original Purchasers pursuant to which the Company agreed to register the resale of the Shares pursuant to the terms set forth therein. The Original Purchasers are comprised of certain directors and officers of the Company, or entities affiliated or related to such persons. See Note 19, Stockholders' Equity, for further information.

On September 17, 2021, the Company entered into the Rescission Agreement with the Schuler Purchasers and the Schuler Trust, an entity affiliated with Jack W. Schuler, pursuant to which, effective as of January 29, 2021, the Company and the Schuler Purchasers agreed to rescind and unwind the December 2020 Securities Purchase Agreement and the Registration Rights Agreement for all legal, tax and financial purposes ab initio as if the related transactions, including the issuance and sale of an aggregate of 2,636,364 Shares in the first two tranche closings and the third tranche under the December 2020 Purchase Agreement, had never occurred with respect to the Schuler Purchasers and the Company. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his. See Note 19, Stockholders' Equity, for further information.

During the year ended December 31, 2021, the Company issued 201,820 Shares and received total proceeds of approximately $1.5 million under the December 2020 Securities Purchase Agreement after giving effect to the Rescission Agreement.

September 2021 Rescission Agreement

On September 22, 2021, the Company entered into the September 2021 Securities Purchase Agreement with the Schuler Purchasers for the issuance and sale by the Company of the Series A Preferred Shares. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his. For the year ended December 31, 2021, the Company issued 3,954,546 Series A Preferred Shares and received total proceeds of approximately $30.5 million under the September 2021 Securities Purchase Agreement. See Note 19, Stockholders' Equity, for further information.

March 2022 Securities Purchase Agreement

On March 24, 2022, the Company entered into the March 2022 Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of 2,439,024 shares of the Company’s common stock. Jack Schuler serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price of $1.64 per share, for an aggregate purchase price of $4.0 million. The Company and the Schuler Trust have subsequently agreed to extend the closing date of the Private Placement from March 24, 2023 to April 20, 2023. See Note 19, Stockholders' Equity, for further information.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for the Secured Note in an aggregate principal amount of $34.9 million and the Warrant. The net gain on extinguishment was $29.8 million during the year ended December 31, 2022, and was recorded as contributed capital. See Note 10, Convertible Notes and Note 11, Long-Term Debt Related-Party for additional information.

NOTE 21. SUBSEQUENT EVENTS

Nasdaq de-listing notice

On January 5, 2023, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market. In accordance with Nasdaq rules, the Company has been provided an initial period of 180 calendar days, or until July 5, 2023, to regain compliance with the Minimum Bid Price Requirement. If, at any time before this date, the closing bid price for the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Staff will provide the Company written confirmation of compliance with the Minimum Bid Price Requirement. The Company may be eligible for an additional 180 calendar day compliance period. If the Company’s share price does not meet the minimum listing requirements in the initial or extended periods, it may seek shareholder approval to execute a reverse stock split.

Forbearance of remedies upon maturity of the Notes

On March 9, 2023, the Company entered into the Forbearance Agreement, which became effective on March 13, 2023, with the Ad Hoc Noteholder Group holding approximately 85% of the Company’s outstanding Notes, the Trustee and any other owner of the Notes who executes and delivers to the Company a joinder to the Forbearance Agreement (collectively with the Trustee and Ad Hoc Noteholder Group, the “Counterparties”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group have agreed, and have directed the Trustee, to forbear from exercising their rights and remedies under the Indenture in connection with certain events of default under the Indenture, such as (i) failure to timely pay in full the principal of any Note when due and payable on March 15, 2023, (ii) failure to pay any interest on any Note when due and payable, (iii) failure to convert any Notes, (iv) default under any agreement with outstanding indebtedness for money borrowed in excess of $15.0 million and (v) any other breach, default or event of default under the Indenture arising from the failure of the Company to timely pay in full the principal of any Note when due and payable on the Maturity Date. The Forbearance Agreement is effective for the period commencing on March 13, 2023 and ending on March 29, 2023. On March 29, 2023, the Company and the Ad Hoc Noteholder Group agreed to further extend the forbearance period under the Forbearance Agreement to April 5, 2023.

Other holders of the Notes may join the Forbearance Agreement, and receive a fee equal to $5.00 per $1,000 principal amount of Notes held by such party, by executing and delivering a joinder to the Forbearance Agreement to the Company. See Note 10, Convertible Notes for additional information.

Closing of prepaid forward in connection with the maturity of the Notes

In connection with the offering of the Notes, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1,858,500 shares (based on the sale price of $24.25). On March 24, 2023, 1,858,500 shares of Common Stock were returned to the Company pursuant to our agreement with the counterparty. As of December 31, 2022, these shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes. See Note 10, Convertible Notes for additional information.

Extension of Schuler Forward Purchase Arrangement
On March 23, 2023, the Company further amended the Securities Purchase Agreement with the Jack W. Schuler Living Trust for the purchase of gross proceeds of $4.0 million of its common stock to close on or before April 20, 2023. See Note 19, Stockholders' Equity for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were not effective, as a result of a material weakness in our internal control over financial reporting discussed below, as of December 31, 2022, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including the Company’s Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, due to a material weakness in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described below, the Principal Executive Officer and the Principal Financial Officer have concluded that our disclosure controls and procedures, were not effective as of December 31, 2022.

This Form 10-K does not include an attestation report of our independent registered public accounting firm because, as a “smaller reporting company” and non-accelerated filer, our independent registered public accounting firm is not required to issue such an attestation report.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting as of December 31, 2022 that prevented us from identifying a misclassification of the Notes in the Consolidated Balance Sheet, which has been corrected herein. The Company’s internal control structure did not have a control to review the evaluation of the classification of its outstanding debt instruments in accordance with applicable accounting guidance.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2019
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 8-K for the fiscal year ended August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018
4.2	Indenture, dated March 27, 2018 between Registrant and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.3	Form of 2.50% Convertible Senior Note due 2023 (included in Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.4	Description of our Capital Stock Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.2	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.3*	CFO Offer Letter between Registrant and Steve Reichling, dated as of August 8, 2012	Incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.4*
Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan (as amended by the First Amendment to the Accelr8 Technology Corporation 2012 Omnibus Equity Incentive Plan and the Second Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan)
Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.4.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.4.3*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
10.4.4*	Sixth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2020
10.4.5*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.4.6*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed by the Registrant on March 22, 2013
10.4.7*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.5	Securities Purchase Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020

10.6	Registration Rights Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.7	Forward Stock Purchase Transaction, dated March 22, 2018, between Registrant and JPMorgan Chase Bank, National Association, London Branch	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
10.8*	2019 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.8.1*	Form of 2019 Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018
10.9*	2020 Salary Waiver and Nonqualified Stock Option Grant Plan	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 8, 2020
10.9.1*	Form of 2020 Salary Waiver Agreement	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on form 8-K filed on April 8, 2020
10.10*	Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.11	Rescission Agreement, dated September 17, 2021, by and among Registrant, the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust, Schuler Grandchildren LLC and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.12	Securities Purchase Agreement, dated September 22, 2021, by and among Registrant, the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.13	Form of Exchange Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.14	Securities Purchase Agreement, dated March 24, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022
10.15*	Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
10.16	Exchange Agreement, dated as of August 15, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.17	Secured Promissory Note, dated as of August 15, 2022, by the Registrant in favor of the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.18	Warrant, dated as of August 15, 2022, issued to the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.19	Security Agreement, dated as of August 15, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.20+	Sales and Marketing Agreement, dated as of August 15, 2022, by and between the Registrant and Becton, Dickinson and Company	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022
10.21*	Separation Agreement and Release, dated December 8, 2022, by and between the Registrant and Ron Price	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2022
10.22	Forbearance Agreement, dated as of March 9, 2023, by and among the Registrant, the Ad Hoc Noteholder Group and the Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2023
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

ACCELERATE DIAGNOSTICS, INC.

March 31, 2023	By: /s/ Jack Phillips
Jack Phillips President and Chief Executive Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jack Phillips, as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Jack Phillips Jack Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023

/s/ Steve Reichling Steve Reichling	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Hany Massarany Hany Massarany	Chairman of the Board of Directors	March 31, 2023

/s/ Tom Brown Tom Brown	Director	March 31, 2023

/s/ Wayne Burris Wayne Burris	Director	March 31, 2023

/s/ Louise Francesconi Louise Francesconi	Director	March 31, 2023

/s/ John Patience John Patience	Director	March 31, 2023

/s/ Jack Schuler Jack Schuler	Director	March 31, 2023

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	March 31, 2023

/s/ Charles Watts, M.D. Charles Watts, M.D.	Director	March 31, 2023