Form 10-Q
period 2023-03-31
Accelerate Diagnostics, Inc
filed 2023-05-15
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
OR
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

At May 11, 2023, 99,831,533 shares of common stock were outstanding, net of treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$29,408	$34,905
Investments	2,457	10,656
Trade accounts receivable, net	2,427	2,416
Inventory	5,270	5,194
Prepaid expenses	1,697	818
Other current assets	1,575	2,025
Total current assets	42,834	56,014
Property and equipment, net	3,216	3,478
Finance lease assets, net	2,161	2,422
Operating lease right of use assets, net	1,696	1,859
Other non-current assets	1,095	1,242
Total assets	$51,002	$65,015
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,524	$4,501
Accrued liabilities	4,836	2,682
Accrued interest	707	472
Deferred revenue	468	547
Current portion of convertible notes	56,595	56,413
Finance lease, current	1,113	1,113
Operating lease, current	882	829
Total current liabilities	68,125	66,557
Finance lease, non-current	705	782
Operating lease, non-current	1,308	1,545
Other non-current liabilities	1,055	874
Accrued interest related-party	1,104	663
Long-term debt related-party	17,430	16,858
Total liabilities	$89,727	$87,279

Commitments and contingencies (see Note 14)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	March 31,	December 31,
	2023	2022
	Unaudited
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized and 3,954,546 outstanding as of March 31, 2023 and December 31, 2022	4	4
Common stock, $0.001 par value;
200,000,000 common shares authorized with 99,628,248 shares issued and outstanding on March 31, 2023 and 200,000,000 common shares authorized with 97,477,546 shares issued and outstanding on December 31, 2022	100	97
Contributed capital	630,903	630,341
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(624,034)	(607,239)
Accumulated other comprehensive loss	(631)	(400)
Total stockholders’ deficit	(38,725)	(22,264)
Total liabilities and stockholders’ deficit	$51,002	$65,015

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Net sales	$2,812	$2,958

Cost of sales	1,801	2,156
Gross profit	1,011	802

Costs and expenses:
Research and development	6,968	6,024
Sales, general and administrative	10,105	10,673
Total costs and expenses	17,073	16,697

Loss from operations	(16,062)	(15,895)

Other (expense) income:
Interest expense	(418)	(917)
Interest expense related-party	(1,013)	—
Gain on extinguishment of debt	—	3,366
Foreign currency exchange loss	233	9
Interest income	420	22
Other income (expense), net	45	(50)
Total other (expense) income, net	(733)	2,430

Net loss before income taxes	(16,795)	(13,465)
Provision for income taxes	—	—
Net loss	$(16,795)	$(13,465)

Basic and diluted net loss per share	$(0.17)	$(0.20)
Weighted average shares outstanding	98,301	67,755

Other comprehensive loss:
Net loss	$(16,795)	$(13,465)
Net unrealized gain (loss) on debt securities available-for-sale	24	(93)
Foreign currency translation adjustment	(255)	(79)
Comprehensive loss	$(17,026)	$(13,637)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,795)	$(13,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	802	616
Amortization of investment discount	—	54
Equity-based compensation	555	2,979
Amortization of debt discount and issuance costs	182	162
Amortization of debt discount related-party	572	—
Loss (gain) on disposal of property and equipment	11	152
Unrealized (gain) on equity investments	(50)	—
Gain on extinguishment of debt	—	(3,366)
(Increase) decrease in assets:
Contributions to deferred compensation plan	—	(5)
Accounts receivable	(11)	206
Inventory	(140)	(653)
Prepaid expense and other	(239)	(714)
Increase (decrease) in liabilities:
Accounts payable	(977)	1,154
Accrued liabilities and other	1,945	1,081
Accrued interest	235	(751)
Accrued interest from related-party	441	—
Deferred revenue and income	(79)	(53)
Deferred compensation	181	(3)
Net cash used in operating activities	(13,367)	(12,606)

Cash flows from investing activities:
Purchases of equipment	(12)	(447)
Purchase of marketable securities	—	(24,144)
Maturities of marketable securities	8,221	10,950
Net cash provided (used) by investing activities	8,209	(13,641)

Cash flows from financing activities:
Payments on finance leases	(77)	—
Proceeds from issuance of common stocks under employee purchase plan	—	77
Net cash (used) provided by financing activities	(77)	77

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Effect of exchange rate on cash	(262)	(74)

Decrease in cash and cash equivalents	(5,497)	(26,244)
Cash and cash equivalents, beginning of period	34,905	39,898
Cash and cash equivalents, end of period	$29,408	$13,654

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$71	$220

Non-cash financing activities:
Extinguishment of convertible senior notes through issuance of common stock	$—	$1,258

Supplemental cash flow information:
Interest paid	$—	$1,506

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2023	2022

Preferred stock shares outstanding
Beginning	3,955	3,955
Ending	3,955	3,955

Preferred stock
Beginning	$4	$4
Ending	$4	$4

Common stock shares outstanding
Beginning	97,478	67,649
Restricted stock awards released	2,150	154
Issuance of common stock under employee purchase plan	—	59
Issuance of shares to retire convertible notes	—	850
Ending	99,628	68,712

Common stock
Beginning	$97	$68
Restricted stock awards released	3	—
Issuance of shares to retire convertible notes	—	1
Ending	$100	$69

Contributed capital
Beginning	$630,341	$580,652
Cumulative effect of accounting changes	—	(37,438)
Issuance of common stock under employee purchase plan	—	77
Issuance of shares to retire Convertible Notes	—	1,257
Equity-based compensation	562	2,833
Ending	$630,903	$547,381

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Accumulated deficit
Beginning	$(607,239)	$(570,668)
Cumulative effect of accounting changes	—	25,922
Net loss	(16,795)	(13,465)
Ending	$(624,034)	$(558,211)

Treasury stock
Beginning	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(400)	$(60)
Net unrealized gain (loss) on debt securities available-for-sale	24	(93)
Foreign currency translation adjustment	(255)	(79)
Ending	$(631)	$(232)

Total stockholders' deficit	$(38,725)	$(56,056)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2023, or any future period.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $624.0 million as of March 31, 2023. During the three months ended March 31, 2023, the Company had a net loss of $16.8 million and negative cash flows from operations of $13.4 million. The Company had a working capital deficit of $25.3 million as of March 31, 2023. The Company’s 2.5% Convertible Senior Notes (the “Notes”) matured on March 15, 2023 and became due and payable.

On March 9, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding Notes (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the Notes (the “Indenture”) in connection with certain events of default under the Indenture, including, but not limited to, the failure to timely pay in full the principal of any Note due and payable on March 15, 2023 and the failure to pay any interest on any Note due and payable. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the Notes, the holder of the Company’s secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”), including the

Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement (as defined in Note 17), as an out-of-court restructuring and not involve any judicial proceeding or approval (the “Out-of-Court Restructuring”). See Note 9, Convertible Notes and Note 19, Subsequent Events for additional information.

As of March 31, 2023, the Company had $31.9 million in cash and cash equivalents and investments, a decrease of $13.7 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations during the period. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

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

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, as well as non-cash means to settle and/or refinance the Notes in accordance with the Restructuring Support Agreement, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all.

Although the Company is actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations, we would not be able to continue to operate our business pursuant to our current plans. Additionally, if the Company is unable to consummate the Restructuring Transactions contemplated by the Restructuring Support Agreement, including in the event that the requisite consents for the contemplated Out-of-Court Restructuring are not obtained by the date provided for in the Restructuring Support Agreement, the Company and the Consenting Stakeholders (as defined in Note 19) have agreed to consummate the Restructuring Transactions pursuant to a pre-packaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code.

The Company is required to evaluate its financial condition as of the date of filing this Form 10-Q pursuant to the requirements of Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-Q filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, convertible notes, notes from related parties, tax valuation accounts, equity-based compensation, warrants, revenue and leases. Actual results could differ materially from those estimates.

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

As of March 31, 2023, the Notes are instruments measured at fair value using Level 3 inputs. The Notes matured on March 15, 2023 and became due and payable on such date. As of March 31, 2023 the Notes were no longer traded on an active market with observable inputs which resulted in the Notes being reclassified from a Level 2 measurement to a Level 3 measurement. As of December 31, 2022, the Notes were instruments measured at fair value using Level 2 inputs, as the Notes were traded on an active market with observable inputs. See Note 9, Convertible Notes for further detail on the Notes.

The long-term debt with a related-party consisting of the Secured Note are instruments measured at fair value using Level 3 inputs and was initially measured at fair value using Level 3 inputs. As of March 31, 2023, the debt is measured at amortized cost and the fair value is only disclosed. See Note 10, Long-Term Debt Related-Party for further detail on the Secured Note.

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

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the condensed consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive loss, a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of condensed consolidated statements of operations and comprehensive loss. The Company considers all debt securities available-for-sale, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

The allowance for credit losses for the three months ended March 31, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$324	$140
Provisions, net	—	23
Write-offs	(10)	(4)
	$314	$159

The Company’s three months ended March 31, 2023 beginning balance increased when compared to the three months ended March 31, 2022 beginning balance due to provisions recorded during the year ended December 31, 2022. These provisions were in connection with aged net investment in sales-type leases.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded for the three months ended March 31, 2023 and 2022.

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

Warranty reserve activity for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$225	$139
Provisions (reversals), net	34	46
Warranty cost incurred	(38)	(9)
Ending balance	$221	$176

Convertible Notes

The Company follows Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The Notes are accounted for as a single liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of Notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three months ended March 31, 2023.

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

The Company’s overall gross margin was 36% and 27% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross margin is primarily due to reductions in costs to manufacture consumables. The Company’s gross margin also increased due to select instruments being sold to certain customers with more favorable than usual gross margins, which included instruments that were expensed in a previous year.

The Company manufactures pre-launch inventory in advance of regulatory approval. This inventory is expensed before an economic benefit is probable. Pre-launch inventory sold to customers (not capitalized and expensed in a previous year) during each of the three months ended March 31, 2023 and 2022 was $0.1 million.

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

Equity-Based Compensation

The Company may award stock options, restricted stock units (“RSU”), performance-based awards and other equity-based instruments to its employees, directors and consultants. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method). Performance-based awards vest based on the achievement of performance targets. Compensation costs associated with performance-based awards are recognized over the requisite service period based on probability of achievement. Performance-based awards require management to make assumptions regarding the likelihood of achieving performance targets.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and the Warrant (as defined in Note 10). Potentially dilutive common shares would also include common shares that would be outstanding if the Notes and the Series A Preferred Stock outstanding at the balance sheet date were converted and shares issuable in connection with the March 2022 Securities Purchase Agreement. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. ASU 2022-01 is related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This ASU was adopted January 1, 2023, and did not impact the Company’s consolidated financial statements at January 1, 2023.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 relates to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. This ASU was adopted January 1, 2023, and did not impact the Company's consolidated financial statements at January 1, 2023.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of March 31, 2023, four of the Company's financial institutions held 44%, 20%, 18% and 13% of the Company’s cash and cash equivalents. As of December 31, 2022, three of the Company’s financial institutions held 52%, 24% and 21% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client's financial position. The Company had one customer that accounted for 15% and 15% of the Company’s net accounts receivable balance as of March 31, 2023 and December 31, 2022, respectively.

The Company did not have any customers that represented 10% or more of the Company’s total revenue for the three months ended March 31, 2023 and 2022.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$18,058	$—	$—	$18,058
Total cash and cash equivalents	18,058	—	—	18,058
Equity investments:
Mutual funds	978	—	—	978
Total equity investments	978	—	—	978
Debt securities available-for-sale:
Certificates of deposit	—	333	—	333
Commercial paper	—	125	—	125
Corporate notes and bonds	—	1,021	—	1,021
Debt securities available-for-sale	—	1,479	—	1,479
Total assets measured at fair value	$19,036	$1,479	$—	$20,515

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,194	$—	$—	$7,194
Total cash and cash equivalents	7,194	—	—	7,194
Equity investments:
Mutual funds	928	—	—	928
Total equity investments	928	—	—	928
Debt securities available-for-sale:
Certificates of deposit	—	2,541	—	2,541
U.S. Treasury securities	3,009	—	—	3,009
Commercial paper	—	424	—	424
Corporate notes and bonds	—	3,754	—	3,754
Debt securities available-for-sale	3,009	6,719	—	9,728
Total assets measured at fair value	$11,131	$6,719	$—	$17,850

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

As of March 31, 2023, the Notes represented a Level 3 measurement with an outstanding principal amount of $56.6 million, and a fair value of $16.9 million.

As of December 31, 2022, the Notes represented a Level 2 measurement with an outstanding principal amount of $56.6 million, and a fair value of $51.9 million.

See Note 9, Convertible Notes for further detail on the Notes.

As of March 31, 2023 and December 31, 2022, the Company’s Secured Notes represented a Level 3 measurement with a fair value of $6.2 million and $16.0 million, respectively. See Note 10, Long-Term Debt Related-Party for further detail on the Secured Note.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities classified as available-for-sale investments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$333	$—	$—	$333
Commercial paper	125	—	—	125
Corporate notes and bonds	1,025	—	(4)	1,021
Total	$1,483	$—	$(4)	$1,479

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,548	$—	$(7)	$2,541
U.S. Treasury securities	3,015	—	(6)	3,009
Commercial paper	425	—	(1)	424
Corporate notes and bonds	3,769	—	(15)	3,754
Total	$9,757	$—	$(29)	$9,728

The following table summarizes the maturities of the Company’s debt securities classified as available-for-sale investments at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$1,483	$1,479	$9,757	$9,728
Total	$1,483	$1,479	$9,757	$9,728

There were no proceeds from sales of debt securities available-for-sale (including principal paydowns) for the three months ended March 31, 2023 and 2022. The Company determines gains and losses of marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale for the three months ended March 31, 2023 and 2022. No material balances were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022. No unrealized losses on debt securities available-for-sale have been recognized in income for the three months ended March 31, 2023 and 2022, as the issuers of such securities held by us were of high credit quality.

As of March 31, 2023, there were five single issuers of debt securities classified as available-for-sale investments with an amount greater than 10%, which ranged from $0.2 million to $0.3 million per holding.

As of March 31, 2023 the Company did not carry any debt securities available-for-sale that were below the Company's minimum credit rating. All debt securities available-for-sale had a credit rating of A- or better as of March 31, 2023.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities for each of the periods ended March 31, 2023 and December 31, 2022 was $1.0 million and $0.9 million, respectively.

Unrealized gains or losses on equity securities recorded in income during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized gain (loss) on equity investments	$50	$—

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three months ended March 31, 2023 and 2022.

NOTE 6. INVENTORY

Inventories consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$1,810	$1,827
Work in process	1,651	2,115
Finished goods	1,809	1,252
	$5,270	$5,194

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment	$3,553	$3,551
Technical equipment	3,238	3,236
Facilities	3,688	3,663
Instruments	3,812	3,735
Capital projects in progress	60	114
Total property and equipment	$14,351	$14,299
Accumulated depreciation	(11,135)	(10,821)
Property and equipment, net	$3,216	$3,478

Depreciation expense for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$355	$460

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Instruments at cost under operating leases	$2,611	$2,585
Accumulated depreciation under operating leases	(1,338)	(1,209)
Net property and equipment under operating leases	$1,273	$1,376

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of March 31, 2023 and December 31, 2022 follows (in thousands):

	March 31,	December 31,
	2023	2022
Products and services not yet delivered	$468	$547

We recognized $0.2 million of revenues that were included in the beginning contract liabilities balances for each of the three months ended March 31, 2023 and March 31, 2022. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2023, $7.0 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

NOTE 9. CONVERTIBLE NOTES

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Senior Convertible Notes due 2023. In connection with the offering of the Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Notes matured on March 15, 2023 (the “Maturity Date”) and became due and payable.

The Company incurred issuance costs related to the issuance of the Notes which was amortized over the five-year contractual term of the Notes using the effective interest method. The effective interest rate on the Notes, including accretion of the Notes to par was 3.2%.

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

At any time on or after December 15, 2022, a holder could have converted its Notes in multiples of $1,000 principal amount. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) were, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change or event of default prior to the Maturity Date, holders, subject to certain conditions, had the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.

As of March 31, 2023, $56.6 million aggregate principal amount of the Notes were outstanding and are no longer convertible pursuant to their original terms. None of the Notes converted prior to the Maturity Date.

As of March 31, 2023, the Company carried $0.7 million of accrued interest which was payable on March 15, 2023.

Forbearance Agreement

On March 9, 2023, the Company entered into the Forbearance Agreement, which became effective on March 13, 2023, with the Ad Hoc Noteholder Group holding approximately 85% of the Company’s outstanding Notes, the Trustee and any other owner of the Notes who executes and delivers to the Company a joinder to the Forbearance Agreement (collectively with the Trustee and Ad Hoc Noteholder Group, the “Counterparties”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the

Trustee, to forbear from exercising their rights and remedies under the Indenture in connection with certain events of default under the Indenture, such as (i) failure to timely pay in full the principal of any Note when due and payable on March 15, 2023, (ii) failure to pay any interest on any Note when due and payable, (iii) failure to convert any Notes, (iv) default under any agreement with outstanding indebtedness for money borrowed in excess of $15.0 million and (v) any other breach, default or event of default under the Indenture arising from the failure of the Company to timely pay in full the principal of any Note when due and payable on the Maturity Date. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. The notes associated with the remaining approximately 15% of holders that did not join the Ad Hoc Noteholder Group is considered in default as of March 31, 2023.

The holders of the Notes that joined the Forbearance Agreement received a fee (the “Forbearance Premium”) equal to $5.00 per $1,000 principal amount of Notes held by such party, by executing and delivering a joinder to the Forbearance Agreement to the Company. As of March 31, 2023 the Ad Hoc Noteholder Group held $48.3 million aggregate principal amount of the Notes and received $0.2 million in Forbearance Premiums. As of March 31, 2023, holders of $8.3 million aggregate principal amount of the Notes had not joined the Ad Hoc Noteholder Group and did not receive a Forbearance Premium. The Forbearance Premium of $0.2 million paid during the three months ended March 31, 2023 was capitalized and amortized to expense for the period commencing on March 13, 2023 through March 29, 2023.

Restructuring Support Agreement

On April 21, 2023, the Company entered into the Restructuring Support Agreement with certain holders of the Notes, the holder of the Secured Note and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement, as an Out-of-Court Restructuring. See Note 19, Subsequent Events for additional information.

The carrying value of the Notes at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Outstanding principal at par	$56,595	$56,595
Unamortized debt issuance	—	(182)
Net carrying amount	$56,595	$56,413

At March 31, 2023 and December 31, 2022 the Notes were classified as follows (in thousands):

	March 31,	December 31,
	2023	2022
Current portion of convertible notes	$56,595	$56,413
Non-current portion of convertible notes	—	—
Total convertible notes	$56,595	$56,413

Interest expense during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual coupon interest	$236	$753
Amortization of debt issuance costs	182	162
Total interest expense on convertible notes	$418	$915

Gain on extinguishment of exchanged Notes during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Gain on extinguishment	$—	$3,366

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

The closing of the Exchange Transaction occurred in eight tranches (“Obligation to Exchange”), with the first closing occurring on March 29, 2022. The remaining seven tranches closed during the three months ended June 30, 2022.

On March 21, 2022 the Obligation to Exchange the $14.0 million of Notes was accounted for as an extinguishment and was replaced by new notes with an embedded feature (the “New Exchange Notes”). The New Exchange Notes were elected to be carried using the fair value option. The New Exchange Notes are recorded at fair value on initial measurement and remeasured at fair value (“mark to market”) at each reporting period with changes in fair value reported in other income and expense, net. This fair value election is exclusive to the New Exchange Notes and does not extend to other Notes.

On March 21, 2022, the New Exchange Notes were determined to have a fair value of $11.5 million. The fair value of the New Exchange Notes was determined using a common share price of $1.86 per share, applied using the settlement method described above. After giving effect for all mark to market adjustments during the three months ended March 31, 2022, the total net mark to market gain on extinguishment was $2.9 million.

On March 29, 2022, the holder of the New Exchange Notes legally exchanged approximately $1.8 million (the “Exchanged Principal”) in aggregate principal amount of New Exchange Notes held by the holder for 849,713 shares of the Company’s common stock pursuant to the March 2022 Exchange Agreement. The legal exchange of the New Exchange Notes resulted in an additional gain of $0.5 million. Using the closing stock price on March 29, 2022 of $1.48, the 849,713 shares of the Company's common stock were determined to have a value of $1.3 million, which was recorded to contributed capital during the three months ended March 31, 2022.

The total net gain recorded during the three months ended March 31, 2022 was $3.4 million. This gain was comprised of mark to market adjustments during the period and a legal exchange of the New Exchange Notes.

Closing of Prepaid Forward

In connection with the offering of the Notes, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 1,858,500 shares (based on the sale price of $24.25). On March 24, 2023, 1,858,500 shares of common stock were returned to the Company pursuant to our agreement with the counterparty. As of March 31, 2022, these shares purchased under the Prepaid Forward were treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes.

Fair Value of the Notes

As of December 31, 2022, the Notes were instruments measured at fair value using Level 2 inputs, as the Notes were traded on an active market with observable inputs. The estimated fair value of the Notes at December 31, 2022 was $51.9 million.

At March 31, 2023, the fair value of the Notes are determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The Company used the Probability-Weighted Expected Return Method (“PWERM”) to value the Notes. This approach involved the estimation of future potential outcomes for the Company, as well as values and probabilities associated with each respective potential outcome, which consisted of the probability of the Notes remaining outstanding until the maturity date of the Forbearance Agreement and the probability of default on the Notes. The Company calculated the present value of the Notes payoff on the maturity date using the estimated effective interest rate of the Notes. Key assumptions used in the calculation included a discount rate of 27.6%. After taking into consideration the PWERM of this scenario, the Company arrived at the estimated fair value of the Notes of $16.9 million as of March 31, 2023.

See Note 4, Fair Value of Financial Instruments for additional information.

NOTE 10. LONG-TERM DEBT RELATED-PARTY

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”). Jack Schuler, who serves as a member of the Company’s board of directors, is the sole trustee of the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock at an exercise price of $2.12 per share (the “Warrant”).

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

On August 15, 2022, the transaction qualified as an extinguishment of debt. Under extinguishment accounting, the Notes exchanged by the Schuler Trust were derecognized and the new instruments were issued, which include the Secured Note and the Warrant, were recorded at their fair values. The estimated fair value of the Secured Note on August 15, 2022 was $16.0 million. This valuation estimated an issuance discount of $18.9 million. The effective interest rate on the Secured Note is 24.60%.

The carrying value of the Secured Note at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Outstanding principal	$34,934	$34,934
Unamortized debt issuance discount	(17,504)	(18,076)
Net carrying amount	$17,430	$16,858

Interest expense in connection with the Secured Note during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest	$441	$—
Amortization of the debt discount	572	—
Total interest expense	$1,013	$—

The Secured Note’s carrying amount of $17.4 million and accrued interest expense of $1.1 million are recorded in non-current liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2023. Neither the principal amount nor the accrued interest are contractually payable within twelve months of the balance sheet date of March 31, 2023. The Secured Note’s interest is payable at the option of the Company in the same form as the principal, at the earlier of (i) any prepayment of principal and (ii) maturity. It is the Company’s intention to pay all interest at maturity.

No principal or accrued interest under the Secured Note have been paid or shares issued as of March 31, 2023.

The following presents maturities of future principal and accrued interest obligations of the Secured Note as of March 31, 2023 (in thousands):

	Principal	Accrued Interest	Total
2023	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	34,934	1,104	36,038
Thereafter	—	—	—
Total	$34,934	$1,104	$36,038

If the Company were to make a first and final interest payment on the maturity date of August 15, 2027, the interest payable amount would be $9.9 million.

Fair Value of the Secured Notes

The Secured Note is an instrument measured at fair value using Level 3 inputs. The estimated fair value of the Secured Note on March 31, 2023 and December 31, 2022 was $6.2 million and $16.0 million, respectively.

The fair value of the Secured Note was estimated using a Monte Carlo simulation which simulated the share price of the Company over the remaining term through the Secured Note’s maturity date. The simulated per-share price in a given iteration determined if the Company settled in cash or shares, and the mean present value of the iterations was concluded as the estimated fair value.

The table below summarizes the significant assumptions and inputs used to estimate the fair value of the Secured Note as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Stock price	$0.70	$2.68
Term (years)	4.38	5
Volatility	103.49%	84.30%
Risk-free rate	3.67%	2.91%

See Note 4, Fair Value of Financial Instruments for additional information.

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

Restructuring Support Agreement

On April 21, 2023, the Company entered into the Restructuring Support Agreement with certain holders of the Notes, the holder of the Secured Note and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement, as an Out-of-Court Restructuring. See Note 19, Subsequent Events for additional information.

NOTE 11. LOSS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares issuable upon the release of RSUs	3,343	3,610
Shares issuable upon exercise of stock options	5,276	6,818
Shares issuable upon the exercise of the Warrant	2,472	—
	11,091	10,428

Potentially dilutive common shares also include the following:

Series A Preferred Stock

Potentially dilutive common shares include common shares that would be outstanding if Series A Preferred Stock were converted into common stock. Each share of Series A Preferred Stock is convertible, at the option of the holder, at any time into one share of the Company’s common stock. Additionally, each share of Series A Preferred Stock will automatically be converted into one share of the Company’s common stock immediately upon a sale of all outstanding stock of the Company or a merger of the Company into another corporation where the pre-

merger Company’s stockholders cease to be the controlling stockholders of the post-merger corporation. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock is 3,954,546 as of March 31, 2023. The shares issuable upon conversion of the Series A Preferred Stock were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

March 2022 Securities Purchase Agreement

As discussed in Note 17, Stockholders' Equity, the Company entered into the March 2022 Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock. The shares to be issued from this agreement were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

Secured Note

As discussed in Note 10, Long-Term Debt Related-Party, the Company may, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $2.12. Additionally, the Secured Note bears interest at a rate of 5.0% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The number of shares of common stock issuable upon conversion of the Secured Note and accrued interest was approximately 16,478,066 and 520,951 shares respectively, as of March 31, 2023. The shares issuable in connection with a repayment of the Secured Note or payment of accrued interest were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

See Note 19, Subsequent Events for additional information about the contemplated restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement, in connection with the Restructuring Support Agreement.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2023	5,408,661	$14.60
Granted	100,000	0.51
Forfeited	(99,934)	8.15
Exercised	—	—
Expired	(132,874)	13.15
Options outstanding March 31, 2023	5,275,853	$14.49

The following table shows summary information for outstanding options and options that are exercisable (vested) as of March 31, 2023:

	Options Outstanding	Options Exercisable
Number of options	5,275,853	4,422,198
Weighted average remaining contractual term (in years)	4.62	4.06
Weighted average exercise price	$14.49	$15.37
Weighted average fair value	$9.01	$9.50
Aggregate intrinsic value (in thousands)	$20	$—

The following table summarizes RSU and restricted stock award activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2023	4,355,420	$4.29
Granted	1,833,230	0.62
Forfeited	(695,050)	4.30
Released	(2,150,702)	1.88
Outstanding March 31, 2023	3,342,898	$3.82

The table below summarizes equity-based compensation expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of sales	$90	$175
Research and development	605	362
Sales, general and administrative	(140)	2,442
	$555	$2,979

Equity-based compensation expense decreased for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, primarily due to the reversal of equity-based compensation expense from forfeitures. Employees separating from the Company forfeited an increased number of stock options and RSUs than in the previous period.

The table below summarizes share-based compensation cost capitalized to inventory for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost capitalized to inventory	$74	$43

As of March 31, 2023, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $1.2 million and $3.3 million, respectively. This is expected to be recognized over the years 2023 through 2027.

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

During 2021, the Company granted performance-based RSUs of which 103,299 were outstanding as of March 31, 2023. No activity occurred during the three months ended March 31, 2023, and the targets associated with the performance-based RSUs are not considered probable of being achieved. No share-based compensation cost was recorded for the performance-based RSUs for the three months ended March 31, 2023 and 2022.

NOTE 13. INCOME TAXES

For the three months ended March 31, 2023, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the three months ended March 31, 2023 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $16.8 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions due to the valuation allowance. At March 31, 2023, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to amortization of the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three months ended March 31, 2023, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

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

As of March 31, 2023, the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$226	$205
Financing cash flows from finance leases	$77	$—
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$—	$240
Lease Cost:
Operating leases	$249	$305
Finance leases	$261	$7
Short-term leases	$24	$20

The weighted average remaining lease term on our operating leases is 2.3 years. The weighted average discount rate on those leases is 7.1%. The weighted average remaining lease term on our finance leases is 1.9 years. The weighted average discount rate on those leases is 6.2%.

The following presents maturities of lease liabilities in which we are the lessee as of March 31, 2023 (in thousands):

	Operating	Finance
Remainder of 2023	$741	$923
2024	1,051	976
2025	583	193
2026	—	—
2027	—	—
Thereafter	—	—
Total lease payments	2,375	2,092
Less imputed interest	(185)	(273)
	$2,190	$1,819

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of March 31, 2023, the total net investment in these leases was $2.4 million. The following presents maturities of lease receivables under sales-type leases as of March 31, 2023 (in thousands):

Remainder of 2023	$1,082
2024	867
2025	280
2026	130
2027	43
Thereafter	—
Total undiscounted cash flows	2,402
Less imputed interest	—
Present value of lease payments	$2,402

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 14% and 15% for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, balances due from foreign customers, in U.S. dollars, were $0.7 million and $0.6 million, respectively.

The following presents total net sales by geographic territory for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Domestic	$2,416	$2,517
Foreign	396	441
	$2,812	$2,958

The following presents total net sales by line of business for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Accelerate Pheno revenue	$2,812	$2,918
Other revenue	—	40
	$2,812	$2,958

The following presents total net sales by products and services for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Products	$2,444	$2,546
Services	368	412
	$2,812	$2,958

Lease revenue included in net sales was $0.2 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

The following presents property and equipment, net by geographic territory (in thousands):

	March 31,	December 31,
	2023	2022
Domestic	$2,872	$3,120
Foreign	344	358
	$3,216	$3,478

NOTE 17. STOCKHOLDERS' EQUITY

March 2022 Exchange Transaction

On March 29, 2022, the holder of the New Exchange Notes legally exchanged approximately $1.8 million in aggregate principal amount of New Exchange Notes held by the holder for 849,713 shares of the Company’s common stock pursuant to the March 2022 Exchange Agreement. Using the closing stock price on March 29, 2022 of $1.48, the 849,713 shares of the Company's common stock were determined to have a value of $1.3 million, which was recorded to contributed capital during the three months ended March 31, 2022. See Note 9, Convertible Notes for additional information.

March 2022 Securities Purchase Agreement

On March 24, 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of an aggregate of 2,439,024 shares of the Company’s common stock to the Schuler Trust in an offering (the “Private Placement”) exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, for an aggregate purchase price of $4.0 million. The Company and the Schuler Trust agreed to extend the closing date of the Private Placement from March 24, 2023 to April 20, 2023, which was further extended in accordance with the terms of the Restructuring Support Agreement. See Note 19, Subsequent Events for additional information about the contemplated restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement , in connection with the Restructuring Support Agreement.

NOTE 18. RELATED-PARTY TRANSACTIONS

March 2022 Securities Purchase Agreement

As discussed in Note 17, Stockholders' Equity, on March 24, 2022, the Company entered into the March 2022 Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of 2,439,024 shares of the Company’s common stock. Jack Schuler serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price of $1.64 per share, for an aggregate purchase price of $4.0 million.

August 2022 Exchange Transaction

As discussed in Note 10, Long-Term Debt Related-Party, on August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Jack Schuler serves as a member of the Company’s board of directors and is the sole trustee of the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for the Secured Note in an aggregate principal amount of $34.9 million and the Warrant. The Secured Note’s carrying amount is $17.4 million and accrued interest expense is $1.1 million. The Secured Note’s interest is payable at the option of the Company in the same form as the principal, at the earlier of (i) any prepayment of principal and (ii) maturity. It is the Company’s intention to pay all interest at maturity. No principal or accrued interest under the Secured Note have been paid or shares issued as of March 31, 2023.

See Note 19, Subsequent Events for additional information about the contemplated restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement, in connection with the Restructuring Support Agreement.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Restructuring Support Agreement

On April 21, 2023, the Company entered into the Restructuring Support Agreement with (i) certain holders of the Notes (together with holders that subsequently execute a Joinder or Transferee Agreement (each as defined in the Restructuring Support Agreement, the “Consenting Noteholders”), (ii) the holder (together with any holders that subsequently execute a Transferee Agreement, the “Consenting Senior Secured Lenders”) of claims arising from the Secured Note (the “Senior Secured Claims”) and (iii) the holders (together with any holders that subsequently execute a Transferee Agreement the “Consenting Preferred Shareholders,” and collectively with the Consenting Noteholders and Consenting Senior Secured Lenders, the “Consenting Stakeholders”) of the Company’s Series A Preferred Stock (the “Existing Preferred Interests”). Pursuant to the transactions contemplated by the Restructuring Support Agreement, the Company will be relieved of approximately $92.2 million of outstanding indebtedness and will incur approximately $67.3 million of indebtedness in the form of New Senior Secured Convertible Notes (as defined below) which are expected to have a term of 3.5 years, in each case subject to increase on account of interest accrued from March 15, 2023, and will receive up to approximately $14 million of additional funding (plus up to an additional $20 million of equity funding pursuant to the additional securities purchase agreement referred below). These transactions are expected to result in the issuance of significant amounts of common Stock and securities convertible into significant amounts of common Stock as described below.

On the Effective Date (as defined in the Restructuring Support Agreement), the Company expects to enter into the transactions described in this paragraph pursuant to the Restructuring Support Agreement. The Company expects to issue approximately $57.3 million aggregate principal amount of New Senior Secured Convertible Notes to the Consenting Noteholders in exchange for a like aggregate amount of the outstanding existing Notes (plus additional New Senior Secured Convertible Notes in respect of interest accrued on the from March 15, 2023). Separately, subject to agreed allocations, certain Consenting Noteholders have committed to purchase $10 million of additional New Senior Secured Convertible Notes, in the aggregate. The New Senior Secured Convertible Notes are expected to have a term of 3.5 years and would be convertible at the election of the holder into up to approximately 93.5 million shares of Company’s common stock (without giving effect to interest accrued on the Notes since March 15, 2023) at a conversion price of approximately $0.72 per share and would bear interest at a rate of 5% per annum, payable in kind. Interest on the New Senior Secured Convertible Notes would be convertible into up to approximately 18.0 million shares of the Company’s common stock if held to maturity. The conversion price is subject to adjustment based on the difference between the 31 to 90 day volume-weighted average price, subject to a cap of $0.83 per share. The foregoing amounts are based on the amount of principal and accrued but unpaid interest on the Notes as of March 15, 2023 and the final amounts will be adjusted based on interest accrued on the Notes after March 15, 2023. Pursuant to the Restructuring Support Agreement, the Senior Secured Claims in the aggregate principal amount of $35.9 million (inclusive of accrued interest) would be converted into the Company’s common stock at a price of $1.06 per share or approximately 34.0 million shares valued at $1.06 per share and the Existing Preferred Interests would be converted into 3,954,546 shares of the Company’s common stock. Also pursuant to the Restructuring Support Agreement, the Company would enter into an amendment to the March 2022 Securities Purchase Agreement that it entered into with the Schuler Trust in March 2022. Pursuant to this amendment, the Company would issue approximately 5.0 million shares of the Company’s common stock valued at $0.82 per share to the Schuler Trust for proceeds of $4.0 million, with the closing date under the March 2022 Securties Purchase Agreement also being extended to the effective date. Also pursuant to the Restructuring Support Agreement, the Company would enter into an additional securities purchase agreement with the Schuler Trust that would require the Schuler Trust at the Company’s option to either purchase approximately 14.0 million shares of common stock from the Company for aggregate proceeds of $10.0 million or to backstop a public offering by the Company of common stock at market prices for proceeds of $10.0 million. If other investors purchase $10 million of common stock in the public offering, the Schuler Trust will have the right, but not the obligation, to purchase up to $10 million of additional shares of common stock at the public offering price for the backstopped offering.

The Company and the Consenting Stakeholders agreed to negotiate in good faith to effect the Restructuring Transactions as an Out-of-Court Restructuring. The Consenting Noteholders party to the Restructuring Support Agreement held 91% in aggregate principal amount of the Notes as of April 21, 2023. In connection with the Out-of-Court Restructuring, holders of no less than 99% (the “Consent Condition Milestone”) in principal amount of the outstanding Notes must agree to exchange their existing Notes for a like aggregate amount of senior secured convertible notes (“New Senior Secured Convertible Notes”). In the event that the requisite consents for the Out-of-Court Restructuring are not obtained by the date provided for in the Restructuring Support Agreement, the Company and Consenting Stakeholders have agreed to consummate the Restructuring Transactions pursuant to a pre-packaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code.

The Restructuring Support Agreement may be mutually terminated by the Company and certain Consenting Stakeholders by written agreement. The Restructuring Support Agreement will automatically terminate immediately upon (a) the date that is 10 days after any third party files involuntary bankruptcy petitions in respect of the Company unless such petitions have been dismissed or (b) the consummation of the Restructuring Transactions on the terms and conditions set forth in the Restructuring Support Agreement. The Company and the Consenting Stakeholders each have termination rights if certain conditions are not met.

In connection with the Restructuring Support Agreement and the transactions contemplated thereby, on April 14, 2023, the Company’s board of directors approved an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of the Company’s capital stock to 455,000,000 shares, of which 450,000,000 shares are to be designated as common stock and 5,000,000 shares are to be designated as preferred stock. The adoption of this amendment is subject to the consent of the stockholders of the Company. The Company filed a Preliminary Proxy Statement on April 21, 2023 and a Definitive Proxy Statement on May 1, 2023 (the “Proxy Statement”) seeking stockholder approval of the amendment in order to enable the Company to restructure the Company’s outstanding Notes, including to be able to reserve for issuance shares of common stock that would underlie the New Senior Secured Convertible Notes to be issued in connection with the restructuring. In the Proxy Statement, the Company is also seeking stockholder approval prior to the issuance of the Company’s common stock or securities convertible or exercisable into common stock in connection with the restructuring in accordance with the NASDAQ Listing Rule 5635(d). These proposals in the Proxy Statement provide additional details concerning the transactions contemplated by the Restructuring Support Agreement.

On May 12, 2023, the Company and the Consenting Noteholders agreed to extend the Consent Condition Milestone to no later than 11:59 P.M. (Eastern Daylight Time) on May 16, 2023.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; our continued investment in new product development to both enhance our existing products and bring new ones to market; the anticipated impacts from the COVID-19 pandemic on the Company, including to our business, results of operations, cash flows and financial position, as well as our future responses to the COVID-19 pandemic; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton, Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”) and 510(k) clearance for our Accelerate Arc Products (as defined in this Form 10-Q); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to its existing CE In Vitro Diagnostic Regulation (IVDR) registration; our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern and our belief that we do not currently have adequate financial resources to pay our outstanding debt obligation under the Company’s 2.50% Convertible Senior Notes (the “Notes”) and to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q; and our plans and expectations relating to the terms and consummation of the Restructuring Transactions contemplated by the Restructuring Support Agreement, including, but not limited to, the anticipated issuance of significant amounts of common stock and securities convertible into significant amounts of common stock and the resulting impact to the Company’s capital structure. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including the duration of the diminished COVID-19 pandemic, including any new variants that may become predominant; government and other third-party responses to it and the consequences for the global economy and the businesses of our suppliers and customers, such as the possibility of customer demand fluctuations, supply chain constraints and inflationary pressures; and its ultimate effect on our business, results of operations, cash flows and financial position, as well as difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in obtaining adequate capital resources to fund our operations and whether we will be successful in consummating the Restructuring Transactions contemplated by the Restructuring Support Agreement, including, among other things, obtaining the requisite consents for the contemplated Out-of-Court Restructuring. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), the section entitled “Risk Factors” in this Form 10-Q and in the Company’s subsequent filings with the SEC. These forward-looking statements are also based on certain additional assumptions, including, but not limited to, that we will retain key management personnel; we will be successful in the commercialization of our products; we will obtain sufficient capital to commercialize our products and continue development of complementary products; we will be successful in obtaining marketing authorization for our products from the FDA and other regulatory agencies and governing bodies; we will be able to protect our intellectual property; our ability to respond effectively to technological change; our ability to accurately anticipate market demand for our products; and that there will be no material adverse change in our operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE mark to the Accelerate Pheno system and the Accelerate PhenoTest BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo classification request to market the first version of our Accelerate Pheno system and Accelerate PhenoTest BC Kit.

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

On October 21, 2022, the “Company announced it has been in discussions with the FDA regarding its Accelerate Arc Products. Pursuant to such discussions, the FDA has challenged the Company’s commercialization of this product in the United States as a Class I device exempt from 510(k) clearance requirements. The Company is in active dialogue with the FDA to determine the appropriate regulatory pathway. While these discussions are ongoing the Company has put on hold in the United States its sales and marketing efforts of Accelerate Arc Products. The Company will continue marketing and distributing the Accelerate Arc Products in Europe pursuant to its existing CE In Vitro Diagnostic Regulation (IVDR) registration.

In August 2022, we entered into a sales and marketing agreement (the “Sales and Marketing Agreement”) with BD pursuant to which BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on our behalf as our exclusive sales agent for certain of our products, including the Accelerate Pheno system, Accelerate Arc Products. The Sales and Marketing Agreement also grants to BD certain other rights to certain of our future products. We entered into the Sales and Marketing Agreement in order to leverage BD’s expansive global sales team, benefit from natural synergies between BD’s existing products and those from us, and reduce our sales and marketing expenses. The Company and BD subsequently agreed to modify certain terms of the Sales and Marketing Agreement in 2022 and in 2023.

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

COVID-19 and Supply Chain Impacts Update

In late 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and spread globally. In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 outbreak resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place, stay-at-home or total lock-down (or similar) orders and business limitations and shutdowns. New cases and hospitalizations have risen and fallen throughout the course of this pandemic. Since the initial outbreak, the emergence and spread of new variants of COVID-19 that are significantly more contagious than previous strains initially led many government authorities and businesses to reimplement prior restrictions in an effort to lessen the spread of COVID-19 and its variants. While most of these restrictions have been lifted, uncertainty remains as to whether additional restrictions may be initiated or again reimplemented in response to surges in COVID-19 cases. The lingering impact of the COVID pandemic continues to create significant volatility throughout the global economy, including supply chain constraints, labor supply issues and higher inflation. Accordingly, it is unclear at this point the full impact COVID-19 and its variants will have on the global economy and on our Company.

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

The reduced new instrument sales and implementations caused by the COVID-19 pandemic lowered our realized and expected revenue growth for 2020 and 2021. In 2022, we began to see many of the detrimental effects of the pandemic on our business discussed above start to ease. For example, in recent quarters, we have seen bloodstream infection testing regain normalcy, which has in turn lessened the adverse impact of the COVID-19 pandemic on our recurring revenues through the sale of Accelerate PhenoTest BC Kits. However, with the emergence of new COVID-19 variants, vaccine hesitancy and the prevalence of breakthrough cases of infection among fully vaccinated people, there remains uncertainty regarding our access to customers and prospects, demand for our products, and ability to implement our products.

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

For example, we are currently experiencing unprecedented cost increases from many of our suppliers primarily as a result of labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all our suppliers to provide us with necessary materials and services at reasonable costs. See “Risk Factors - Risks Related to Our Business and Strategy - Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” in Part I, Item 1A of 2022 10-K for additional information.

We continue to monitor the evolving impacts to our business caused by the COVID-19 pandemic, supply chain issues and inflationary cost increases. The degree to which the these issues ultimately impact our business, results of operations, cash flows and financial position will depend on future developments, which are highly uncertain, continuously evolving and cannot be predicted. This includes, but is not limited to the financial impact of COVID-19 on hospitals, including to their budget priorities; hospital staffing issues; general economic factors, such as increased inflation; global supply chain constraints and the related increase in costs; labor supply issues; and how quickly and to what extent normal economic and operating conditions can resume.

Accordingly, our current results and financial condition discussed herein may not be indicative of future operating results and trends. Refer to the section entitled “Risk Factors” in the 2022 10-K for additional risks we face due to the COVID-19 pandemic, including risks relating to our supply chain.

Changes in Results of Operations: Three months ended March 31, 2023 compared to three months ended March 31, 2022

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

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Net sales	$2,812	$2,958	$(146)	(5)%

For the three months ended March 31, 2023, total revenues decreased due to lower sales of Accelerate PhenoTest instruments compared to the three months ended March 31, 2022 which was partially offset by an increase in revenue from sales of Accelerate PhenoTest BC Kits as customers completed their instrument verifications and began purchasing kits.

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Cost of sales	$1,801	$2,156	$(355)	(16)%
Non-cash equity-based compensation as a component of cost of sales	90	175	(85)	(49)%
Cost of sales less non-cash equity-based compensation	$1,711	$1,981	$(270)	(14)%

For the three months ended March 31, 2023, cost of sales decreased as compared to the three months ended March 31, 2022. This decrease is primarily due to lower sales of Accelerate PhenoTest instruments. Other factors include the reduction in costs to manufacture consumables, instruments being sold to customers that were expensed in a previous year and a decrease in non-cash equity-based compensation expense.

Cost of sales includes non-cash equity-based compensation expense of $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Non-cash equity-based compensation expense decreased for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022. Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when products are sold to a customers, or when instruments under reagent rentals are amortized to cost of sales.

Cost of sales expenses excluding non-cash equity-based compensation expense for the three months ended March 31, 2023 decreased compared to the three months ended March 31, 2022. This decrease is primarily due to lower sales of Accelerate PhenoTest instruments. Other factors include the reduction in costs to manufacture consumables and instruments being sold to customers that were expensed in a previous year.

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Gross profit	$1,011	$802	$209	26%
Non-cash equity-based compensation as a component of gross profit	90	175	(85)	(49)%
Gross profit less non-cash equity-based compensation	$1,101	$977	$124	13%

The Company’s overall gross margin was 36% and 27% for the three months ended March 31, 2023 and 2022, respectively. The increase in gross margin is primarily due to reductions in costs to manufacture consumables. Other contributing factors include increased margin from select instruments being sold to certain customers with more favorable gross margins, which included instruments that were expensed in a previous year. The Company also incurred a decrease in non-cash equity-based compensation expense which also benefited gross margin.

Gross profit excluding non-cash equity-based compensation expense for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022. The increase in gross margin is primarily due to reductions in costs to manufacture consumables. Other contributing factors include increased margin from select instruments being sold to certain customers with more favorable gross margins, which included instruments that were expensed in a previous year.

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Research and development	$6,968	$6,024	$944	16%
Non-cash equity-based compensation as a component of research and development	605	362	243	67%
Research and development less non-cash equity-based compensation	$6,363	$5,662	$701	12%

Research and development expenses for the three months ended March 31, 2023 increased as compared to the three months ended March 31, 2022 primarily due to increases in contracted service costs for the development of our next generation AST platform.

Research and development expenses include non-cash equity-based compensation expense of $0.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Non-cash equity-based compensation expense increased for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, due to a large number of stock awards being granted during the three months ended March 31, 2023.

Research and development expenses excluding non-cash equity-based compensation expense for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022, primarily due to increases in contracted service costs for the development of our next generation AST platform.

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Sales, general and administrative	$10,105	$10,673	$(568)	(5)%
Non-cash equity-based compensation as a component of sales, general and administrative	(140)	2,442	(2,582)	(106)%
Sales, general and administrative less non-cash equity-based compensation	$10,245	$8,231	$2,014	24%

Sales, general and administrative expenses for the three months ended March 31, 2023 decreased as compared to the three months ended March 31, 2022, primarily due to a decrease in non-cash equity-based compensation expense, partially offset by increased legal and professional services in connection with the restructuring activities relating to the Notes.

Sales, general and administrative expenses includes a non-cash equity-based compensation reversal of $0.1 million and expense of $2.4 million for the three months ended March 31, 2023 and 2022, respectively. Non-cash equity-based compensation expense decreased for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022, primarily due to the reversal of non-cash equity-based compensation expense from forfeitures. Employees separating from the Company forfeited an increased number of stock options and RSUs than in the previous period.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022, primarily due to increased legal and professional services in connection with the restructuring activities relating to the Notes.

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Loss from operations	$(16,062)	$(15,895)	$(167)	1%
Non-cash equity-based compensation as a component of loss from operations	555	2,979	$(2,424)	(81)%
Loss from operations less non-cash equity-based compensation	$(15,507)	$(12,916)	$(2,591)	20%

For the three months ended March 31, 2023, our loss from operations increased as compared to the three months ended March 31, 2022. The increase was primarily the result of increased sales, general and administrative expenses in connection with the restructuring activities relating to the Notes along with increases in research and development expenses to develop our next generation AST platform. These increases were partially offset by a decrease in non-cash equity-based compensation expense for the three months ended March 31, 2023.

Loss from operations excluding non-cash equity-based compensation expense for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022. The increase was primarily the result of increased sales, general and administrative expenses in connection with the restructuring activities relating to the Notes along with increases in research and development expenses to develop our next generation AST platform.

This loss and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Total other (expense) income, net	$(733)	$2,430	$(3,163)	(130)%

For the three months ended March 31, 2023 the Company incurred other expense, net compared to other income, net for the three months ended March 31, 2022. This change was the result of a gain on extinguishment relating to certain Notes that were exchanged for the Company’s common stock during the three months ended March 31, 2022. After giving effect for mark to market adjustments and the legal exchange of such Notes the Company recorded a gain on extinguishment of $3.4 million during the three months ended March 31, 2022.

	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change	% Change
Provision for income taxes	$—	$—	$—	NM

NM indicates percentage is not meaningful

For the three months ended March 31, 2023 and 2022, the Company did not carry an income tax provision amount as the Company does not recognize tax benefits from current period tax losses in the U.S. and other foreign jurisdictions.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $624.0 million as of March 31, 2023. During the three months ended March 31, 2023, the Company had a net loss of $16.8 million and negative cash flows from operations of $13.4 million. The Notes matured on March 15, 2023 and became due and payable.

On March 9, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding Notes (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the Notes (the “Indenture”) in connection with certain events of default under the Indenture, including, but not limited to, the failure to timely pay in full the principal of any Note due and payable on March 15, 2023 and the failure to pay any interest on any Note due and payable. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the Notes, the holder of the Company’s secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”), including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement (as defined below), as an out-of-court restructuring and not involve any judicial proceeding or approval (the “Out-of-Court Restructuring”). See Part I, Item 1, Note 19, Subsequent Events for additional information.

As of March 31, 2023, the Company had $31.9 million in cash and cash equivalents and investments, a decrease of $13.7 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations during the period. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt (see below and Note 9, Convertible Notes, Note 10, Long-Term Debt Related-Party and Note 17, Stockholders' Equity in Part I, Item 1 of this Form 10-Q for additional information).

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-Q filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to pay its outstanding debt obligation under the Notes and to fund its forecasted operating costs for at least twelve months from the filing of this Form 10-Q.

Our primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, as well as non-cash means to settle and/or refinance the Notes in accordance with the Restructuring Support Agreement, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

Although we are actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations, we would not be able to continue to operate our business pursuant to our current plans. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, our business strategy; or discontinue our operations entirely. Additionally, if the Company is unable to consummate the Restructuring Transactions contemplated by the Restructuring Support Agreement, including in the event that the requisite consents for the contemplated Out-of-Court Restructuring are not obtained by the date provided for in the Restructuring Support Agreement, the Company and the Consenting Stakeholders (as defined elsewhere in this

Form 10-Q) have agreed to consummate the Restructuring Transactions pursuant to a pre-packaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code.

In connection with the preparation of this Form 10-Q, the Company is required to evaluate its financial condition as of the date of filing this Form 10-Q pursuant to the requirements of ASC 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 15, Leases.

For more information on the Company’s liquidity please see Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

As of March 31, 2023, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Material Cash Requirements	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations	$2,375	$741	$1,051	$583	$—	$—	$—
Purchase obligation 1)	11,900	—	—	—	—	11,900	—
Finance lease obligations	2,092	923	976	193	—	—	—
Deferred compensation	978	—	—	356	381	241	—
Convertible notes	56,595	56,595	—	—	—	—	—
Convertible notes interest	707	707	—	—	—	—	—
Related party secured note 2)	34,934	—	—	—	—	34,934	—
Related party secured note interest 3)	9,863	—	—	—	—	9,863	—
Total	$119,444	$58,966	$2,027	$1,132	$381	$56,938	$—

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of March 31, 2023 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

2) The Company may, at its option, repay the note in (i) cash or (ii) in the form of common stock of the Company. However, the amount of shares to repay the Secured Notes, shall not exceed an aggregate amount of 19.99% of the Company’s outstanding shares of common stock, and any remainder amount due will be paid in cash.

3) The Company may, at its option, repay the interest in (i) cash or (ii) in the form of common stock of the Company, which is due on or after August 15, 2027. The Secured Note bears interest at a rate of 5.0% per annum and if the Company were to make a first and final interest payment on the maturity date of August 15, 2027, the interest payable amount would be $9.9 million. As of March 31, 2023, accrued interest is $1.1 million.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or contributed partnership fees.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

Cash Flow Summary
	Three Months Ended March 31,
	(in thousands)
	2023	2022	$ Change
Net cash used in operating activities	$(13,367)	$(12,606)	$(761)
Net cash provided (used) by investing activities	8,209	(13,641)	21,850
Net cash (used) provided by financing activities	(77)	77	(154)

Cash flows from operating activities

During the three months ended March 31, 2023, net cash used in operating activities was primarily the result of net losses, partially offset by the amortization of a debt discount from a related party, depreciation and amortization, and equity-based compensation.

During the three months ended March 31, 2022, net cash used in operating activities was primarily the result of net losses and gain on extinguishment of debt, partially offset by equity-based compensation, and depreciation and amortization.

Cash flows from investing activities

The net cash provided by investing activities was $8.2 million for the three months ended March 31, 2023, resulting from maturities of marketable securities.

The net cash used by investing activities was $13.6 million for the three months ended March 31, 2022. The Company had purchases of marketable securities of $24.1 million which were offset in part by maturities of marketable securities of $11.0 million.

Cash flows from financing activities

The net cash used by financing activities was $0.1 million for the three months ended March 31, 2023, resulting from the payments of finance leases.

The net cash provided by financing activities was $0.1 million for the three months ended March 31, 2022, resulting from proceeds from the issuance of common stock under the Company’s employee stock purchase plan.

Convertible Notes

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Convertible Senior Notes. In connection with the offering of the Notes, the Company granted the initial purchasers an option to purchase additional amounts. The option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. After giving effect to various exchange transactions described below, the Notes had an outstanding principal amount of $56.6 million as of March 31, 2023. The Notes matured on March 15, 2023 and became due and payable.

As discussed above, on March 9, 2023, the Company entered into the Forbearance Agreement with respect to the Notes, and on April 21, 2023, the Company entered into the Restructuring Support Agreement to negotiate in good faith to effect the restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement, in connection with the Restructuring Support Agreement. See Part I, Item 1, Note 9, Convertible Notes and Part I, Item 1, Note 19, Subsequent Events for additional information.

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

See Part I, Item 1, Note 9, Convertible Notes for additional information.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Jack W. Schuler Living Trust (the “Schuler Trust”). Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) a warrant (the “Warrant”) to acquire the Company’s common stock at an exercise price of $2.12 per share (the “Exercise Price”). See “Capital Resources and Liquidity-Secured Note” below for additional information regarding the Secured Note.

After giving effect to the exchange transactions described above, the Notes had an outstanding principal amount of $56.6 million as of March 31, 2023.

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

See Part I, Item 1, Note 9, Convertible Notes and Note 10, Long-Term Debt Related-Party for additional information.

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

See Part I, Item 1, Note 9, Convertible Notes for additional information.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into a Sales Agreement with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the three months ended March 31,

2023, no shares of common stock were sold under the Sales Agreement. As of March 31, 2023, the Company had an aggregate of $39.1 million available for future sales under its at-the-market equity offering program.

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

Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust has agreed to purchase the Shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $1.64 per share, which is equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the March 2022 Securities Purchase Agreement, for an aggregate purchase price of $4.0 million. The Company and the Schuler Trust agreed to extend the closing date of the Private Placement from March 24, 2023 to April 20, 2023, which was further extended in accordance with the terms of the Restructuring Support Agreement. See Part I, Item 1, Note 19, Subsequent Events for additional information about the contemplated restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement, in connection with the Restructuring Support Agreement.

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

See Part I, Item 1, Note 10, Long-Term Debt Related-Party for additional information.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate our estimates on an ongoing basis, including those related to accounts receivable, inventories, property and equipment, intangible assets, accruals, warranty liabilities, tax valuation accounts and stock-based compensation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates discussed in Part II, Item 7 of the 2022 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 as a result of the material weakness in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described in Part II, Item 9A of the 2022 10-K and that continued to exist as of March 31, 2023 (the “Material Weakness”).

Remediation Plan

With oversight from the Audit Committee of the Company’s board of directors and input from management, the Company has begun designing and implementing changes in processes and controls to remediate the Material Weakness and to enhance the Company’s internal control over financial reporting, including a control to review the accounting treatment of outstanding debt instruments on a quarterly basis in accordance with applicable accounting guidance.

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2022 10-K and the risk factor described below, which could materially affect our business, financial condition or future results. The risks described in the 2022 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Risks Related to Our Financial Condition, Liquidity and Indebtedness

We are in default of payment obligations under the terms of our Notes, which matured on March 15, 2023 and became due and payable.

On March 9, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding Notes (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the Notes (the “Indenture”) in connection with certain events of default under the Indenture, including, but not limited to, the failure to timely pay in full the principal of any Note due and payable on March 15, 2023 and the failure to pay any interest on any Note due and payable. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the Notes, the holder of the Company’s secured promissory note (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”) on the terms described in the Restructuring Support Agreement. The Restructuring Transactions involve a restructuring of the Notes, conversion of the Company’s Series A Preferred Stock in accordance with its terms, and amendments to the Secured Note and the March 2022 Securities Purchase Agreement. The Restructuring Support Agreement contemplates that so long as certain conditions are met, the Restructuring Transactions will be effectuated as an out-of-court restructuring and without any judicial proceeding or approval (the “Out-of-Court Restructuring”). See Part I, Item 1, Note 19, Subsequent Events for additional information.

These transactions are expected to result in the issuance of significant amounts of common Stock and securities convertible into significant amounts of common stock, which could result in substantial dilution to existing holders of our common stock.

In connection with the Restructuring Support Agreement, to effectuate the Out-of-Court Restructuring, holders of no less than 99% in principal amount of the outstanding Notes must agree to exchange their existing Notes for a like aggregate amount of New Senior Secured Convertible Notes. In the event that the requisite consents for the Out-of-Court Restructuring are not obtained by the date provided for in the Restructuring Support Agreement, the Company and Consenting Stakeholders have agreed to consummate the Restructuring Transactions pursuant to a pre-packaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code. Seeking Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In connection with the Restructuring Support Agreement, the Company’s board of directors approved amendments to the Company’s Certificate of Incorporation. The Company filed with the SEC a Preliminary Proxy Statement on April 21, 2023 and a Definitive Proxy Statement on May 1, 2023 seeking stockholder approval. The following shareholder proposals are critical to the Restructuring Support Agreement becoming effective:

•approval to increase the total number of authorized shares, and
•approval to issue Common Stock in a non-public offering at a price below the “minimum price” and in a number that would exceed 20% of the Company’s outstanding shares of Common Stock in accordance with Nasdaq Listing Rule 5635(d)

As of the date of this 10-Q the Company has not obtained the necessary stockholder approval. Failure to obtain the necessary votes could prevent the Restructuring Support Agreement from becoming effective and could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2023 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

The Notes matured on March 15, 2023 and became due and payable. As of the date of the filing of this Form 10-Q, there was approximately $57.3 million of Notes outstanding, inclusive of accrued and unpaid interest. On March 9, 2023, the Company entered into the Forbearance Agreement with respect to the Notes, and on April 21, 2023, the Company entered into the Restructuring Support Agreement to negotiate in good faith to effect the restructuring of the Company’s capital structure, including the Notes, the Secured Note and the Company’s Series A Preferred Stock, as well as a contemplated amendment to the March 2022 Securities Purchase Agreement, in connection with the Restructuring Support Agreement. See Part I, Item 1, Note 9, Convertible Notes and Part I, Item 1, Note 19, Subsequent Events for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporate by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
10.1	Forbearance Agreement, dated as of March 9, 2023, by and among the Registrant, the Ad Hoc Noteholder Group and the Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2023
10.2	Restructuring Support Agreement, dated as of April 21, 2023 between the Registrant and Consenting Stakeholders	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023
10.3	David Patience Change in Employment Status	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

May 15, 2023	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2023	/s/ David Patience
David Patience Chief Financial Officer
(Principal Financial and Accounting Officer)