Form 10-Q
period 2023-06-30
Accelerate Diagnostics, Inc
filed 2023-08-14
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023
OR
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

At August 10, 2023, 14,367,971 shares of common stock were outstanding, net of treasury shares. All common stock share data and share-based calculations set forth in this report have been adjusted to reflect the registrant’s 1-for-10 reverse stock split, which was effective July 11, 2023, on a retroactive basis for the periods presented.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$29,282	$34,905
Investments	1,423	10,656
Trade accounts receivable, net	2,342	2,416
Inventory	5,106	5,194
Prepaid expenses	1,274	818
Other current assets	2,812	2,025
Total current assets	42,239	56,014
Property and equipment, net	2,896	3,478
Finance lease assets, net	2,091	2,422
Operating lease right of use assets, net	1,527	1,859
Other non-current assets	1,125	1,242
Total assets	$49,878	$65,015
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,033	$4,501
Accrued liabilities	3,229	2,682
Accrued interest	348	472
Deferred revenue	478	547
Current portion of convertible notes	726	56,413
Finance lease, current	1,180	1,113
Operating lease, current	936	829
Derivative liability	42,786	—
Total current liabilities	53,716	66,557
Finance lease, non-current	375	782
Operating lease, non-current	1,064	1,545
Other non-current liabilities	1,097	874
Accrued interest related-party	—	663
Long-term debt related-party	—	16,858
Convertible notes	32,289	—
Total liabilities	$88,541	$87,279

Commitments and contingencies (see Note 14)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	June 30,	December 31,
	2023	2022
	Unaudited
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with no shares issued and outstanding on June 30, 2023 and 5,000,000 preferred shares authorized with 3,954,546 shares issued and outstanding on December 31, 2022	—	4
Common stock, $0.001 par value;
450,000,000 common shares authorized with 14,357,953 shares issued and outstanding on June 30, 2023 and 200,000,000 common shares authorized with 9,747,755 shares issued and outstanding on December 31, 2022	14	10
Contributed capital	663,812	630,428
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(656,769)	(607,239)
Accumulated other comprehensive loss	(653)	(400)
Total stockholders’ deficit	(38,663)	(22,264)
Total liabilities and stockholders’ deficit	$49,878	$65,015

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Net sales	$2,921	$3,861	$5,733	$6,820

Cost of sales	2,122	2,781	3,923	4,937
Gross profit	799	1,080	1,810	1,883

Costs and expenses:
Research and development	5,820	7,576	12,788	13,600
Sales, general and administrative	7,564	11,493	17,669	22,167
Total costs and expenses	13,384	19,069	30,457	35,767

Loss from operations	(12,585)	(17,989)	(28,647)	(33,884)

Other (expense) income:
Interest expense	(1,175)	(713)	(1,593)	(1,630)
Interest expense related-party	(804)	—	(1,817)	—
(Loss) gain on extinguishment of debt	(6,550)	199	(6,550)	3,565
(Loss) on extinguishment of debt with related party	(6,755)	—	(6,755)	—
(Loss) on fair value adjustment	(5,030)	—	(5,030)	—
Foreign currency exchange gain	25	31	258	40
Interest income	255	56	675	78
Other income (expense), net	40	(107)	85	(157)
Total other (expense) income, net	(19,994)	(534)	(20,727)	1,896

Net loss before income taxes	(32,579)	(18,523)	(49,374)	(31,988)
Provision for income taxes	(156)	—	(156)	—
Net loss	$(32,735)	$(18,523)	$(49,530)	$(31,988)

Basic and diluted net loss per share	$(2.97)	$(2.43)	$(4.75)	$(4.44)
Weighted average shares outstanding	11,009	7,623	10,420	7,200

Other comprehensive loss:
Net loss	$(32,735)	$(18,523)	$(49,530)	$(31,988)
Net unrealized gain (loss) on debt securities available-for-sale	4	(39)	28	(132)
Foreign currency translation adjustment	(26)	(161)	(281)	(240)
Comprehensive loss	$(32,757)	$(18,723)	$(49,783)	$(32,360)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(49,530)	$(31,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,617	1,435
Amortization of investment discount	—	79
Equity-based compensation	2,208	6,950
Amortization of debt discount and issuance costs	692	284
Amortization of debt discount related-party	1,033	—
Loss on disposal of property and equipment	68	283
Unrealized (gain) loss on equity investments	(90)	157
Loss (gain) on extinguishment of debt	6,550	(3,565)
Loss on extinguishment of debt with related party	6,755	—
Loss on fair value adjustments	5,030	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	—	(110)
Accounts receivable	74	(615)
Inventory	(30)	(416)
Prepaid expense and other	(77)	(719)
Increase (decrease) in liabilities:
Accounts payable	(451)	658
Accrued liabilities and other	125	2,288
Accrued interest	900	(159)
Accrued interest from related-party	784	—
Deferred revenue and income	(69)	(116)
Deferred compensation	223	(51)
Net cash used in operating activities	(24,188)	(25,605)

Cash flows from investing activities:
Purchases of equipment	(167)	(447)
Purchase of marketable securities	—	(27,504)
Maturities of marketable securities	9,291	18,738
Net cash provided (used) by investing activities	9,124	(9,213)

Cash flows from financing activities:
Proceeds from issuance of common stock to related party	4,000	—
Payments on finance leases	(540)	(424)
Proceeds from exercise of options	—	7
Proceeds from issuance of common stock under employee purchase plan	—	137
Proceeds from issuance of convertible notes	10,000	—
Transaction costs related to debt and equity issuances	(3,731)	—
Net cash provided (used) by financing activities	9,729	(280)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Effect of exchange rate on cash	(288)	(219)

Decrease in cash and cash equivalents	(5,623)	(35,317)
Cash and cash equivalents, beginning of period	34,905	39,898
Cash and cash equivalents, end of period	$29,282	$4,581

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$88	$202

Non-cash financing activities:
Extinguishment of 2.50% Convertible Senior Notes through issuance of common stock	$—	$10,180
Capital contribution from the exchange of secured note and accrued interest through the issuance of common stock with related party	$25,363	$—
Exchange of 2.50% Convertible Senior Notes and accrued interest for 5.00% Convertible Senior Secured Notes	$56,893	$—
Debt premium on issuance of 5.00% Convertible Senior Secured Notes	$6,023	$—
Derivative liability	$38,160	$—

Supplemental cash flow information:
Interest paid	$—	$1,506

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Preferred stock shares outstanding
Beginning	3,955	3,955	3,955	3,955
Conversion of preferred stock into common stock with related party	(3,955)	—	(3,955)	—
Ending	—	3,955	—	3,955

Preferred stock
Beginning	$4	$4	$4	$4
Conversion of preferred stock into common stock with related party	(4)	—	(4)	—
Ending	$—	$4	$—	$4

Common stock shares outstanding
Beginning	9,964	6,873	9,749	6,767
Issuance of common stock to a related party	488	—	488	—
Conversion of preferred stock into common stock with related party	396	—	396	—
Restricted stock awards released	78	97	293	112
Issuance of shares to retire senior promissory notes with related party	3,432	—	3,432	—
Issuance of common stock under employee purchase plan	—	7	—	13
Issuance of shares to retire convertible notes	—	995	—	1,080
Ending	14,358	7,972	14,358	7,972

Common stock
Beginning	$10	$7	$10	$7
Issuance of common stock to a related party	1	—	1	—
Issuance of shares to retire senior promissory notes with related party	3	—	3	—
Issuance of common stock under employee purchase plan	—	—	—	—
Issuance of shares to retire convertible notes	—	1	—	1
Ending	$14	$8	$14	$8

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Contributed capital
Beginning	$630,992	$547,444	$630,428	$580,714
Cumulative effect of accounting changes	—	—	—	(37,438)
Proceeds from issuance of common stock	3,996	—	3,996	—
Capital contribution from modification of securities purchase agreement with related party	1,805	—	1,805	—
Exercise of options	—	6	—	6
Issuance of shares to retire senior promissory notes with related party	25,363	—	25,363	—
Issuance of common stock under employee purchase plan	—	60	—	137
Issuance of shares to retire convertible notes	—	8,912	—	10,169
Equity-based compensation	1,615	3,826	2,177	6,659
Reclassification of common stock par value due to reverse stock split	41	10	43	11
Ending	$663,812	$560,258	$663,812	$560,258

Accumulated deficit
Beginning	$(624,034)	$(558,211)	$(607,239)	$(570,668)
Cumulative effect of accounting changes	—	—	—	25,922
Net loss	(32,735)	(18,523)	(49,530)	(31,988)
Ending	$(656,769)	$(576,734)	$(656,769)	$(576,734)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(631)	$(232)	$(400)	$(60)
Net unrealized gain (loss) on debt securities available-for-sale	3	(39)	27	(132)
Foreign currency translation adjustment	(25)	(161)	(280)	(240)
Ending	$(653)	$(432)	$(653)	$(432)

Total stockholders' deficit	$(38,663)	$(61,963)	$(38,663)	$(61,963)

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

On July 11, 2023, the Company effected a one-for-ten reverse stock split. Consequently, on the Company’s condensed consolidated balance sheet, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. All per share amounts and outstanding shares, including all common stock equivalents (stock options), have been retroactively restated in the condensed consolidated financial statements and in the Notes to the condensed consolidated financial statement for all periods presented to reflect the reverse stock split.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $656.8 million as of June 30, 2023. During the six months ended June 30, 2023, the Company had a net loss of $49.5 million and negative cash flows from operations of $24.2 million. The Company had a working capital deficit of $11.5 million as of June 30, 2023.

On March 9, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding 2.50% Convertible Senior Notes due 2023 (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). On March 15, 2023, the 2.50% Notes matured and became due and payable. Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal of any 2.50% Note due and payable on March 15, 2023 and the failure to pay any interest on any 2.50% Note due and payable. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of the Company’s secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”).

On June 9, 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement whereby the Company (i) exchanged approximately $55.9 million aggregate principal amount of 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% Senior Secured Convertible Notes due 2026 (the “5.00% Notes”), which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022; (ii) issued and sold an additional $10.0 million aggregate principal amount of 5.00% Notes; (iii) repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock; (iv) issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock; (v) amended the March 2022 Securities Purchase Agreement (as defined in Note 17) and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and (vi) entered into a new securities purchase agreement with the Jack W. Schuler Living Trust (the “Schuler Trust”) pursuant to which the Schuler Trust is required, prior to December 15, 2023, to either purchase an aggregate of $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option. See Note 9, Convertible Notes, Note 10, Long-Term Debt Related-Party, Note 17, Stockholders' Equity and Note 18, Related-Party Transactions for additional information.

As of June 30, 2023, the Company had $30.7 million in cash and cash equivalents and investments, a decrease of $14.9 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations, cash used for nonrecurring legal and professional services in connection with the restructuring activities of the 2.50% Notes and common stock issuances, offset by the proceeds from the issuance of the 5.00% Notes and such common stock issuances. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. See Note 9, Convertible Notes, Note 10, Long-Term Debt Related-Party and Note 17, Stockholders' Equity for additional information.

While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, its business strategy; or discontinue its operations entirely.

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

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-Q filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, derivatives, convertible notes, tax valuation accounts, equity-based compensation, warrants, revenue and leases. Actual results could differ materially from those estimates.

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

•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. As of June 30, 2023, $0.7 million of the 2.50% Notes had not been converted and remained outstanding and in default. The carrying amount of these 2.50% Notes approximates the related fair value due to the instrument being fully matured and payable on June 30, 2023. As of December 31, 2022, the Notes were instruments measured at fair value using Level 2 inputs, as the Notes were traded on an active market with observable inputs. See Note 9, Convertible Notes for further details on the 2.50% Notes.

The 5.00% Notes are instruments measured at fair value at initial measurement using Level 3 inputs. As of June 30, 2023, the debt is carried at amortized cost and the fair value is disclosed. See Note 9, Convertible Notes for further details on the 5.00% Notes.

The Company’s 5.00% Notes conversion option (the “Conversion Option”) met the bifurcation criteria under, Derivatives and Hedging (“Topic 815”), at inception and through June 30, 2023, and must be recorded at fair value, and marked to market at each reporting period until it becomes fixed. The Conversion Option is considered a derivative that is measured at fair value using Level 3 inputs. See Note 9, Convertible Notes for further details on the Conversion Option.

During the three months ended June 30, 2023, the Company entered into a securities purchase agreement with the Schuler Trust to purchase common stock from the Company at the Company’s option (the “Schuler Purchase Obligation”). The Schuler Purchase Obligation was determined to be a freestanding financial instrument that must be recorded as an asset at fair value, and marked to market at each reporting period that is outstanding using Level 3 inputs. See Note 17, Stockholders' Equity for further details on the Schuler Purchase Obligation.

During the three months ended June 30, 2023, the Company fully extinguished the Secured Notes held by the Schuler Trust by exchanging the Secured Notes for common stock. As of December 31, 2022, the Secured Notes were instruments carried at amortized cost while fair value was disclosed using Level 3 inputs. See Note 10, Long-Term Debt Related-Party for further details on the Secured Notes.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts and other investments. As part of the Company’s cash management process, excess operating cash is invested in overnight repurchase agreements with its bank. Repurchase agreements and other investments classified as cash and cash equivalents are not deposits and are not insured by the U.S. Government, the FDIC or any other government agency and involve investment risk including possible loss of principal. Notwithstanding the possibility of bank failures, we believe that as a result of the Company’s selected banks, diversified holdings strategy, and the U.S. Government’s continued support to stabilize the banking system, such as steps taken in March 2023 as a result of certain bank failures, that the market risk arising from holding these financial instruments is minimal.

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the condensed consolidated balance sheet at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive loss, a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of condensed consolidated statements of operations and comprehensive loss. The Company considers all debt securities to be available-for-sale, including those with maturity dates beyond 12 months, as they are available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations. We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability and make judgments about the creditworthiness of customers based on credit evaluations. Our customers typically have good credit quality. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

The allowance for credit losses for the three and six months ended June 30, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$314	$159	$324	$140
Provisions, net	—	7	—	30
Write-offs	—	(16)	(10)	(20)
	$314	$150	$314	$150

The Company’s three and six months ended June 30, 2023 beginning and ending balances increased when compared to the three and six months ended June 30, 2022 beginning and ending balances due to provisions recorded during the year ended December 31, 2022. These provisions were in connection with aged net investment in sales-type leases.

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

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded for the three and six months ended June 30, 2023 and 2022.

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

Warranty reserve activity for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$221	$176	$225	$139
Provisions (reversals), net	153	93	187	139
Warranty cost incurred	(192)	(14)	(230)	(23)
Ending balance	$182	$255	$182	$255

Convertible Notes

The Company follows Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The Notes are accounted for as a liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of Notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the carrying value of the debt at the time of repurchase, conversion or settlement.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and six months ended June 30, 2023.

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

The Company manufactures pre-launch inventory in advance of regulatory approval. This inventory is expensed before an economic benefit is probable. Pre-launch inventory sold to customers (not capitalized and instead expensed in a previous year) during each of the three and six months ended June 30, 2023 was none and $0.1 million, respectively. Pre-launch inventory sold to customers (not capitalized and instead expensed in a previous year) during each of the three and six months ended June 30, 2022 was $0.2 million and $0.3 million, respectively.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Commercial Agent Relationship with Becton, Dickinson and Company (“BD”)

The Company has entered into an exclusive commercial agreement with BD to act as the Company’s agent and representative. The purpose of this agreement is to establish an on-going commercialization of the Company’s products. The Company is classified as the principal and BD as the agent. BD shall pay the Company a fee in multiple installments for exclusive rights, while the Company will pay BD an agent fee based on the Company’s revenues.

The Company accounts for agent fees consistent with how it accounts for sales commissions as described above. In most instances the agent fees are determined to be costs that would have an amortization period of less than one year and the Company has elected to recognize them as an expense when incurred. The agent fee is a component of sales, general and administrative expenses, within the condensed consolidated statement of operations and comprehensive loss.

The Company accounts for the fee from BD as a deferred liability when the cash is received. The deferred liability is then amortized using estimates to reduce the amount of agent fee expense for the period. The Company uses forecasted revenue to estimate the amount of deferred liability to amortize within a period. The deferred liability is a component of deferred revenue, within the condensed consolidated balance sheet, while the corresponding amortization is charged to sales, general and administrative expenses, within the condensed consolidated statement of operations and comprehensive loss.

See Note 8, Deferred Revenue and Remaining Performance Obligations, for further information and related disclosures.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. The Company determines if an arrangement is or contains a lease and the type of lease at inception. The Company classifies leases as finance leases (lessee) or sales-type leases (lessor) when there is either a transfer of ownership of the underlying asset by the end of the lease term, the lease contains an option to purchase the asset that we are reasonably certain will be exercised, the lease term is for the major part of the remaining economic life of the asset, the present value of the lease payments and any residual value guarantee equals or substantially exceeds all the fair value of the asset, or the asset is of such a specialized nature that it will have no alternative use to the lessor at the end of the lease term. Payments contingent on future events (i.e., based on usage) are considered variable and excluded from lease payments for the purposes of classification and initial measurement. Several of our leases include options to renew or extend the term upon mutual agreement of the parties and others include one-year extensions exercisable by the lessee. None of our leases contain residual value guarantees, restrictions, or covenants.

To determine whether a contract contains a lease, the Company uses its judgment in assessing whether the lessor retains a material amount of economic benefit from an underlying asset, whether explicitly or implicitly identified, which party holds control over the direction and use of the asset, and whether any substantive substitution rights over the asset exist.

Leases as Lessee

Operating leases are included in right-of-use (“ROUs”) assets and corresponding lease liabilities, and finance leases are included in ROU assets and corresponding lease liabilities within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between two and six-year terms, and typically contain penalizing, early-termination provisions. Our finance leases consist of leased equipment and have three-year terms.

Leases as Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectability is probable, that amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

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

Nonqualified Cash Deferral Plan

The Company’s Cash Deferral Plan (the “Deferral Plan”) provides certain key employees with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments’ fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liabilities in the condensed consolidated balance sheet.

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

See Note 12, Employee Equity-Based Compensation for further information.

Accounting for Derivatives

The Company identified a derivative financial instrument in connection with the Company’s 5.00% Notes Conversion Option. The Company’s derivative is recorded at fair value on the condensed consolidated balance sheet as a current derivative liability and changes in the fair value of the derivative financial instrument is recognized in gain (loss) on financial instruments, within the condensed consolidated statement of operations and comprehensive loss, depending on the changes in fair value.

See Note 9, Convertible Notes for further information.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and the Warrant (see Note 10). Other potentially dilutive common shares would also include common shares that would be outstanding if the 5.00% Notes were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards that were recently adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. ASU 2022-01 is related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This ASU was adopted January 1, 2023, and did not impact the Company’s consolidated financial statements at January 1, 2023.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of June 30, 2023, two of the Company's financial institutions held 79% and 12%, of the Company’s cash and cash equivalents. As of December 31, 2022, three of the Company’s financial institutions held 52%, 24% and 21% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each client’s financial position. The Company had one customer that accounted for 16% and 15% of the Company’s net accounts receivable balance as of June 30, 2023 and December 31, 2022, respectively.

The Company had one customer that represented 10% of the Company’s total revenue for the three and six months ended June 30, 2023 and no customers that represented 10% or more of the Company’s total revenue for the three and six months ended June 30, 2022.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$23,123	$—	$—	$23,123
Total cash and cash equivalents	23,123	—	—	23,123
Equity investments:
Mutual funds	1,017	—	—	1,017
Total equity investments	1,017	—	—	1,017
Debt securities available-for-sale:
Corporate notes and bonds	—	406	—	406
Debt securities available-for-sale	—	406	—	406
Total assets measured at fair value	$24,140	$406	$—	$24,546

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,194	$—	$—	$7,194
Total cash and cash equivalents	7,194	—	—	7,194
Equity investments:
Mutual funds	928	—	—	928
Total equity investments	928	—	—	928
Debt securities available-for-sale:
Certificates of deposit	—	2,541	—	2,541
U.S. Treasury securities	3,009	—	—	3,009
Commercial paper	—	424	—	424
Corporate notes and bonds	—	3,754	—	3,754
Debt securities available-for-sale	3,009	6,719	—	9,728
Total assets measured at fair value	$11,131	$6,719	$—	$17,850

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

As of June 30, 2023, the Company’s Conversion Option, which is classified as a derivative liability, has a fair value of $42.8 million, using Level 3 measurement assumptions. See Note 9, Convertible Notes for further detail on the Conversion Option.

As of June 30, 2023, the Company’s Schuler Purchase Obligation, which is classified as a financial instrument asset, has a fair value of $0.9 million, using Level 3 measurement assumptions. See Note 17, Stockholders' Equity for further detail on the Schuler Purchase Obligation.

Liabilities for which Fair Value is only Disclosed

As of December 31, 2022, the Secured Notes had an outstanding principal amount of $34.9 million, and a fair value of $16.0 million, using Level 3 measurement assumptions. No Secured Notes were outstanding as of June 30, 2023. See Note 10, Long-Term Debt Related-Party for further detail on the Secured Note.

As of June 30, 2023, the Company’s 5.00% Notes had an outstanding principal amount of $66.9 million, and a fair value of $35.2 million, using Level 3 measurement assumptions. See Note 9, Convertible Notes for further detail on the 5.00% Notes.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. The amortized carrying amount of the 2.50% Notes is $0.7 million as of June 30, 2023 and approximates the related fair value due to the instrument being fully matured and payable. As of December 31, 2022, the 2.50% Notes represented a Level 2 measurement with an outstanding principal amount of $56.6 million, and a fair value of $51.9 million. See Note 9, Convertible Notes for further detail on the 2.50% Notes.

NOTE 5. INVESTMENTS

The following tables summarize the Company’s debt securities classified as available-for-sale investments at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate notes and bonds	$406	$—	$—	$406
Total	$406	$—	$—	$406

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,548	$—	$(7)	$2,541
U.S. Treasury securities	3,015	—	(6)	3,009
Commercial paper	425	—	(1)	424
Corporate notes and bonds	3,769	—	(15)	3,754
Total	$9,757	$—	$(29)	$9,728

The following table summarizes the maturities of the Company’s debt securities classified as available-for-sale investments at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$406	$406	$9,757	$9,728
Total	$406	$406	$9,757	$9,728

There were no proceeds from sales of debt securities available-for-sale (including principal paydowns) for the three and six months ended June 30, 2023 and 2022. The Company determines gains and losses on marketable securities based on specific identification of the securities sold. There were no material realized gains or losses from debt securities available-for-sale during the three and six months ended June 30, 2023 and 2022. No material balances were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022. No unrealized losses on debt securities available-for-sale have been recognized in income for the three and six months ended June 30, 2023 and 2022, as the issuers of such securities were of high credit quality.

As of June 30, 2023 the Company did not carry any debt securities available-for-sale that were below the Company's minimum credit rating. All debt securities available-for-sale had a credit rating of A- or better as of June 30, 2023.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at June 30, 2023 and December 31, 2022 was $1.0 million and $0.9 million, respectively.

Unrealized gains or losses on equity securities recorded in income during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized (gain) loss on equity investments	$(40)	$107	$(90)	$157

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three and six months ended June 30, 2023 and 2022.

NOTE 6. INVENTORY

Inventories consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$1,668	$1,827
Work in process	1,689	2,115
Finished goods	1,749	1,252
	$5,106	$5,194

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment	$3,611	$3,551
Technical equipment	3,246	3,236
Facilities	3,688	3,663
Instruments	3,402	3,735
Capital projects in progress	67	114
Total property and equipment	$14,014	$14,299
Accumulated depreciation	(11,118)	(10,821)
Property and equipment, net	$2,896	$3,478

Depreciation expense for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$354	$443	$709	$903

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Instruments at cost under operating leases	$2,382	$2,585
Accumulated depreciation under operating leases	(1,325)	(1,209)
Net property and equipment under operating leases	$1,057	$1,376

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. If we anticipate revenue will not be earned within the following twelve months, the amount is reported as other non-current liabilities. A summary of the balances as of June 30, 2023 and December 31, 2022 follows (in thousands):

	June 30,	December 31,
	2023	2022
Products and services not yet delivered	$478	$547

We recognized $0.2 million of revenues that were included in the beginning contract liabilities balances for each of the three months ended June 30, 2023 and June 30, 2022 and $0.4 million and $0.3 million for the six months ended June 30, 2023 and June 30, 2022, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2023, $6.1 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as product is shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide for four-year terms and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Commercial Agent Relationship with BD

The Company has entered into an exclusive commercial agreement with BD to act as the Company’s agent and representative. As of June 30, 2023, BD has paid the Company exclusivity fees totaling $0.8 million, of which $0.7 million has been amortized as a credit to sales, general and administrative expenses. The remaining $0.1 million remains in deferred income to be amortized in future periods. The Company has recognized $0.5 million in agent fee expense in the six months ended June 30, 2023 associated with partnership-related commercial activity which is recorded to sales, general and administrative expenses.

NOTE 9. CONVERTIBLE NOTES

Convertible Notes

The information presented in this section summarizes the data for all of the Company’s convertible notes.

The carrying value of the convertible notes at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Outstanding principal at par	$67,619	$56,595
Debt premium	5,936	—
Unamortized debt discount	(37,606)	—
Unamortized debt issuance costs	(2,934)	(182)
Net carrying amount	$33,015	$56,413

At June 30, 2023 and December 31, 2022 the convertible notes were classified as follows (in thousands):

	June 30,	December 31,
	2023	2022
Current portion of convertible notes	$726	$56,413
Non-current portion of convertible notes	32,289	—
Total convertible notes	$33,015	$56,413

Interest expense during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual coupon interest	$656	$666	$892	$1,449
Amortization of debt discount and issuance costs	510	154	692	265
Total interest expense on convertible notes	$1,166	$820	$1,584	$1,714

(Loss) gain on extinguishment of exchanged convertible notes during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) gain on extinguishment	$(6,550)	$199	$(6,550)	$3,565

2.50% Convertible Senior Notes due 2023 (the “2.50% Notes”)

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Notes. In connection with the offering of the 2.50% Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the 2.50% Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The 2.50% Notes matured on March 15, 2023 (the “Maturity Date”).

As of June 30, 2023, approximately $0.7 million aggregate principal amount of 2.50% Notes remains outstanding and in default accruing interest at 2.5% per annum.

The Company incurred issuance costs related to the issuance of the 2.50% Notes which were amortized over the five-year contractual term of the 2.50% Notes using the effective interest method. The effective interest rate on the 2.50% Notes, including accretion of the 2.50% Notes to par was 3.2%.

Holders had the option to convert the Notes in multiples of $1,000 principal amount at any time prior to December 15, 2022, but only in the following circumstances:

•if the Company’s stock price exceeds 130% of the conversion price for 20 of the last 30 trading days of any calendar quarter after June 30, 2018;

•during the 5 business day period after any 5 consecutive trading day period in which the 2.50% Notes’ trading price is less than 98% of the product of the common stock price times the conversion rate; or

•the occurrence of certain corporate events, such as a change of control, merger or liquidation.

At any time on or after December 15, 2022, a holder could have converted its 2.50% Notes in multiples of $1,000 principal amount. Holders of the 2.50% Notes who convert their 2.50% Notes in connection with a make-whole fundamental change (as defined in the Indenture) were, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change or event of default prior to the Maturity Date, holders, subject to certain conditions, had the right, at their option, to require the Company to repurchase for cash all or part of the 2.50% Notes at a repurchase price equal to 100% of the principal amount of the 2.50% Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.

As of June 30, 2023, none of the 2.50% Notes outstanding are convertible pursuant to their original terms. None of the 2.50% Notes converted prior to the Maturity Date. As of June 30, 2023, the Company will continue to accrue interest on the remaining outstanding 2.50% Notes. As of June 30, 2023 the amount of accrued interest on the remaining outstanding 2.50% Notes is immaterial.

The carrying value of the 2.50% Notes at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Outstanding principal at par	$726	$56,595
Unamortized debt issuance	—	(182)
Net carrying amount	$726	$56,413

At June 30, 2023 and December 31, 2022 the 2.50% Notes were classified as follows (in thousands):

	June 30,	December 31,
	2023	2022
Current portion of convertible notes	$726	$56,413
Non-current portion of convertible notes	—	—
Total convertible notes	$726	$56,413

Interest expense for the 2.50% Notes during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual coupon interest	$321	$666	$557	$1,449
Amortization of debt issuance costs	—	154	182	265
Total interest expense on convertible notes	$321	$820	$739	$1,714

Forbearance Agreement

On March 9, 2023, the Company entered into the Forbearance Agreement, which became effective on March 13, 2023, with the Ad Hoc Noteholder Group holding approximately 85% of the Company’s outstanding 2.50% Notes, the Trustee and any other owner of the 2.50% Notes who executes and delivers to the Company a joinder to the Forbearance Agreement (collectively with the Trustee and Ad Hoc Noteholder Group, the “Counterparties”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the Indenture in connection with certain events of default under the Indenture, such as (i) failure to timely pay in full the principal of any 2.50% Note when due and payable on March 15, 2023, (ii) failure to pay any interest on any 2.50% Note when due and payable, (iii) failure to convert any 2.50% Notes, (iv) default under any agreement with outstanding indebtedness for money borrowed in excess of $15.0 million and (v) any other breach, default or event of default under the Indenture arising from the failure of the Company to timely pay in full the principal of any 2.50% Note when due and payable on the Maturity Date. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on April 21, 2023, the date of the Restructuring Support Agreement.

The holders of the 2.50% Notes that joined the Forbearance Agreement received a fee (the “Forbearance Premium”) equal to $5.00 per $1,000 principal amount of the 2.50% Notes held by such party, by executing and delivering a joinder to the Forbearance Agreement to the Company. During the six months ended June 30, 2023 the Ad Hoc Noteholder Group received $0.2 million in Forbearance Premiums. The Forbearance Premium of $0.2 million paid during the six months ended June 30, 2023, was capitalized and amortized to expense for the period commencing on March 13, 2023 through March 31, 2023.

Restructuring Support Agreement and June 2023 Exchange Transaction

On June 9, 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement whereby the Company (i) exchanged approximately $55.9 million aggregate principal amount of the 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued

5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022, for $1.0 million; (ii) issued and sold an additional $10.0 million aggregate principal amount of 5.00% Notes; (iii) repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock; (iv) issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock; (v) amended the March 2022 Securities Purchase Agreement (as defined in Note 17) and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and (vi) entered into a new securities purchase agreement with the Schuler Trust pursuant to which the Schuler Trust is required, prior to December 15, 2023, to either purchase an aggregate of $10 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10 million, at the Company’s option. See Note 10, Long-Term Debt Related-Party, Note 17, Stockholders' Equity and Note 18, Related-Party Transactions for additional information.

As described above, on June 9, 2023, the Company entered into an exchange agreement (the “June 2023 Exchange Transaction”) with certain holders of the Notes. On June 9, 2023 the June 2023 Exchange Transaction was accounted for as an extinguishment which resulted in the $56.9 million in aggregate principal of the 5.00% Notes replacing the $55.9 million of the 2.50% Notes and the $1.0 million of accrued interest expense. The 5.00% Notes were recorded at fair value on initial measurement, while the $55.9 million of the 2.50% Notes and the $1.0 million of accrued interest expense was retired. During the three and six months ended June 30, 2023 the extinguishment of the 2.50% Notes resulted in a loss of $6.6 million. See further discussion of the 5.00% Notes below.

March 2022 Exchange Transaction

On March 21, 2022, the Company entered into a privately negotiated exchange agreement (the “March 2022 Exchange Agreement”) with a holder of the 2.50% Notes. Under the terms of the March 2022 Exchange Agreement, the note holder agreed to exchange with the Company $14.0 million in aggregate principal amount 2.50% Notes held by it in eight equal tranches as follows for each tranche: (a) 2.26 shares per $1,000 principal amount of 2.50% Notes exchanged, plus (b) an additional number of shares of the Company’s common stock per $1,000 principal amount of 2.50% Notes exchanged equal to the sum, for each of the trading days during a separate agreed upon reference period for each tranche commencing on March 21, 2022 for the first tranche, of the quotient of (i) $15.567 divided by (ii) the daily volume-weighted average price for such trading day (collectively, the “Exchange Transaction”). The closing of the March 2022 Exchange Agreement occurred in eight tranches (“2022 Obligation to Exchange”), with the first closing occurring on March 29, 2022 and the last closing on May 18, 2022.

On March 21, 2022 the 2022 Obligation to Exchange the $14.0 million of Notes was accounted for as an extinguishment and was replaced by new notes with an embedded feature (the “2022 New Notes”). The 2022 New Notes were elected to be carried using the fair value option. The 2022 New Notes were recorded at fair value on initial measurement and remeasured at fair value (“mark to market”) at each reporting period with changes in fair value reported in other income and expense, net. This fair value election was exclusive to the 2022 New Notes and did not extend to other 2.50% Notes. At June 30, 2022 the embedded feature was no longer outstanding as the 2022 New Notes were exchanged and the 2022 Obligation to Exchange was retired. As of June 30, 2023 and 2022 no 2.50% Notes were carried using the fair value option.

During the six months ended June 30, 2022 the holder of the Notes exchanged approximately $14.0 million in aggregate principal amount of Notes held by the holder for approximately 1.1 million shares of the Company's common stock pursuant to the Exchange Agreement. The legal exchange of the 2.50% Notes resulted in a gain of $3.6 million during the six months ended June 30, 2022. The Company’s common stock was determined to have a fair value of $10.2 million, which was recorded to contributed capital during the six months ended June 30, 2022.

Closing of Prepaid Forward

In connection with the initial offering of the 2.50% Notes, we entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the 2.50% Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward is approximately 0.2 million shares (based on the sale price of $24.25). On March 24, 2023, approximately 0.2 million shares of common stock were returned to the Company pursuant to our agreement with the counterparty. On March 27, 2018 and forward, these shares purchased under the Prepaid Forward were treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes.

5.00% Convertible Senior Notes due 2026 (the “5.00% Notes”)

As described above, on June 9, 2023, the Company entered into the June 2023 Exchange Transaction with holders of the 2.50% Notes. The June 2023 Exchange Transaction was accounted for as an extinguishment which resulted in the 5.00% Notes replacing the 2.50% Notes and associated accrued interest expense. The 5.00% Notes were recorded at fair value on initial measurement, while the 2.50% Notes and the associated accrued interest expense were retired. In addition the Company issued an additional $10.0 million aggregate principal amount of 5.00% Notes, for cash proceeds with certain existing note holders. The 5.00% Notes have an aggregate principal amount of $66.9 million and a maturity date of December 15, 2026 (the “Maturity Date”).

The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company shall pay interest on the 5.00% Notes by payment-in-kind (“PIK”), by the issuance of additional 5.00% Notes (“PIK Notes”). The amount shall be payable to holders by increasing the principal amount of each outstanding 5.00% Note by an amount equal to the interest payable for the applicable interest period. The Company will calculate PIK interest semi-annually which is June 15 and December 15, on a compound basis based on the stated rate of 5.00%. The PIK Notes will also incur interest at a rate of 5.00% per annum.

The 5.00% Note is secured by substantially all of the assets of the Company and its subsidiaries.

Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. If a fundamental change occurs at any time prior to the Maturity Date, each holder shall have the right, at such holder’s option, to require the Company to repurchase for cash all of such holder’s 5.00% Notes, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The 5.00% Notes shall not be redeemable by the Company prior to June 15, 2025 except as set forth below:

•On or after June 15, 2025 the Company may, at its option, redeem for cash all or a portion of the 5.00% Notes. If the Company does not redeem 100% of the 5.00% Notes then the redeemed amount is subject to minimums as outlined in the Indenture.

Redeeming the 5.00% Notes before June 15, 2025 could trigger a make-whole fundamental change as described above.

Each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Effective October 18, 2023, the initial conversion rate shall be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the indenture governing the 5.00% Notes) and $7.20 (if such difference is a positive number), provided that in no event shall the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. The provision of the agreement is collectively referred to as the (“Conversion Option”).

The Company cannot require the holder of the 5.00% Notes to convert at any time. As of June 30, 2023 none of the 5.00% Notes have converted. The number of shares of common stock issuable upon conversion of the 5.00% Notes based on the initial conversion rate is 9.3 million shares as of June 30, 2023, and are available for conversion at the holder’s option.

The Conversion Option provides the note holders with the option to convert their notes to shares of the Company’s common stock at either the initial conversion rate or an adjusted conversion rate depending on the timing of conversion, and can be exercised at any time until maturity. The Conversion Option provides the Company with a choice of cash, shares, or combination settlement. Management determined the Conversion Option meets the derivative bifurcation criteria under ASC 815 at inception through October 17, 2023, the date at which the conversion rate will become fixed, during which the derivative instrument will be bifurcated and adjusted to fair value through earnings. From end of day October 17, 2023 and thereafter, the Conversion Option will no longer meet the bifurcation criteria and the derivative instrument will cease being bifurcated and will be accounted for based on applicable accounting guidance. The Derivative is an instrument measured at fair value using Level 3 inputs. The Company’s Conversion Option was recorded at fair value at inception, and marked to market as of June 30, 2023.

Changes in the fair value of the derivative financial instrument are recognized in gain (loss) on financial instruments, within the condensed consolidated statement of operations and comprehensive loss. The derivative financial instrument activity for the three and six months ended June 30, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$—	$—	$—	$—
Derivative liability, June 9, 2023	38,160	—	$38,160	$—
Change in value - loss	4,626	—	4,626	—
Ending balance	$42,786	$—	$42,786	$—

Under ASC 470-50-40, the June 2023 Exchange Transaction qualified as an extinguishment of debt. Under extinguishment accounting, the 2.50% Notes were derecognized and the new instruments, which include the 5.00% Notes and the Conversion Option derivative, were recorded at their respective fair values. The 5.00% Notes represent an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the 5.00% Notes on June 9, 2023 is $34.8 million, which included a $6.0 million debt premium.

The fair value of the Conversion Option derivative liability of $38.2 million as of the transaction date was recorded as a debt issuance discount at inception on June 9, 2023. The Company incurred issuance costs of $3.0 million. The debt premium, debt discount and debt issuance costs will be amortized using the effective interest method over 3.5 years which is the contractual term of the 5.00% Notes. The effective interest rate on the 5.00% Notes, to par is 27.30%.

The carrying value of the 5.00% Notes at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Outstanding principal at par	$66,893	$—
Debt premium	5,936	—
Unamortized debt discount	(37,606)	—
Unamortized debt issuance	(2,934)	—
Net carrying amount	$32,289	$—

At June 30, 2023 and December 31, 2022 the 5.00% Notes were classified as follows (in thousands):

	June 30,	December 31,
	2023	2022
Current portion of convertible notes	$—	$—
Non-current portion of convertible notes	32,289	—
Total convertible notes	$32,289	$—

Interest expense for the 5.00% Notes during the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual coupon interest	$334	$—	$334	$—
Amortization of debt discount and issuance costs	510	—	510	—
Total interest expense on convertible notes	$844	$—	$844	$—

As of June 30, 2023, the Company had recorded $0.3 million of accrued interest for the 5.00% Notes.

Future principal payments on the 5.00% Notes as of June 30, 2023 are as follows (in thousands):

2023	$—
2024	—
2025	—
2026	79,612
2027	—
Total including PIK interest, before unamortized discount and issuance costs	$79,612
Less: unaccrued paid-in-kind interest	(12,719)
Less: unamortized discount and deferred issuance costs	(34,604)
Total notes payable	$32,289

Fair Value of the 5.00% Notes

The 5.00% Notes were measured at fair value on the issuance date of June 9, 2023, and are subsequently measured at fair value for disclosure purposes using Level 3 inputs. As of June 30, 2023, the debt is carried at amortized cost and the fair value is disclosed. The estimated fair value of the 5.00% Notes as of June 30, 2023 was $35.2 million. The fair value of the 5.00% Notes were estimated using a Monte Carlo simulation. The discounted cash flow analysis consisted of the following steps:

•The Company modeled the PIK interest of the 5.00% Notes through the Maturity Date;

•The Company used a discount rate of 25%, which is consistent with the typical venture capital discount rate; and

•The Company discounted the PIK interest and principal payments to determine the value of the 5.00% Notes without the Conversion Option

The table below summarizes the significant inputs used to estimate the fair value of the 5.00% Notes as of June 30, 2023:

	June 30,	June 9,
	2023	2023
Coupon rate	5.00%	5.00%
Term (years)	3.5	3.5
Volatility	55.00%	55.00%
Risk-free rate	4.41%	4.15%
Discount yield	25.00%	25.00%
Discount factor	44.00%	44.00%

The volatility used to fair value the Conversion Option is an unobservable input, as volatility is an estimate there are a range of values that could be considered appropriate, which could impact the fair value reported.

See Note 4, Fair Value of Financial Instruments for additional information.

Fair Value of Conversion Option

The Company’s Conversion Option is classified as a derivative financial instrument and carried at fair value using Level 3 inputs. To determine the fair value of the Conversion Option, the Company calculated the difference in the value of the 5.00% Notes with and without the Conversion Option. The fair value of the Conversion Option was estimated using a Monte Carlo simulation. For each path, the Company simulated the stock price over time such that:

•At the Reset Date, the Company determined the 60-day average stock price to calculate the conversion price

•At each date after the call option start date, the Company used a Tsiveriotis and Fernandes model to determine the continuation value and compare it to the Call Price. If the continuation value exceeds the call price, the Company assumed exercise of the call option. When the call option is exercised, the holders will receive the maximum of the conversion value or the call price.

•The valuation also considered the reset conversion price as well as the accrued PIK, the Company determined whether the holder elects to convert the 5.00% Notes at the Maturity Date for the simulation paths where the 5.00% Notes has not been called prior to such date.

The table below summarizes the significant inputs used to estimate the fair value of the Conversion Option as of June 30, 2023 and June 9, 2023:

	June 30,	June 9,
	2023	2023
Stock price	$8.10	$7.40
Initial conversion price	$7.20	$7.20
Conversion cap	$8.30	$8.30
Term (years)	3.5	3.5
Time to call (years)	2.0	2.0
Volatility	55.00%	55.00%
Risk-free rate	4.41%	4.15%
Discount yield	25.00%	25.00%

The volatility used to fair value the Conversion Option is an unobservable input, as volatility is an estimate there are a range of values that could be considered appropriate, which could impact the fair value reported.

See Note 4, Fair Value of Financial Instruments for additional information.

NOTE 10. LONG-TERM DEBT RELATED-PARTY

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock at an exercise price of $21.20 per share (the “Warrant”).

The Secured Note had a scheduled maturity date of August 15, 2027 and was repayable upon written demand at any time on or after such date. The Company could, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $21.20. The Secured Note bore interest at a rate of 5.00% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The Secured Note was secured by substantially all of the assets of the Company, subject to customary exceptions and limitations, pursuant to a security agreement, dated as of August 15, 2022. The Secured Note did not restrict the incurrence of future indebtedness by the Company but shall become subordinated in right of payment and lien priority upon the request of any future senior lender.

On August 15, 2022, the August 2022 Exchange transaction qualified as an extinguishment of debt. Under extinguishment accounting, the 2.50% Notes exchanged by the Schuler Trust were derecognized and the new instruments were issued, which include the Secured Note and the Warrant, which were recorded at their fair values. The estimated fair value of the Secured Note on August 15, 2022 was $16.0 million. This valuation estimated an issuance discount of $18.9 million. The effective interest rate on the Secured Note was 24.60%.

The carrying value of the Secured Note at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Outstanding principal	$—	$34,934
Unamortized debt issuance discount	—	(18,076)
Net carrying amount	$—	$16,858

Interest expense in connection with the Secured Note during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest	$343	$—	$784	$—
Amortization of the debt discount	462	—	1,034	—
Total interest expense	$805	$—	$1,818	$—

Secured Note Amendment and Exchange

As discussed in Note 9, Convertible Notes, on June 9, 2023, the Company and the Schuler Trust amended the Secured Note (the “Secured Note Amendment”), which changed its settlement provisions. Pursuant to the Secured Note Amendment, the share conversion price was changed from $21.20 to $10.60, and the Secured Note was contemporaneously settled through the Company’s issuance of approximately 3.4 million shares of common stock.

Under ASC 470-50-40, the transaction qualified as an extinguishment of debt. The reacquisition price of the extinguished debt was determined as the fair value of the common stock issued. The closing price of the Company’s common stock on June 9, 2023, the date of the extinguishment, was $7.40 and was used to estimate the fair value of the common stock issued which was $25.4 million while the carrying amount of the Secured Note and associated accrued interest being extinguished was $19.3 million. This resulted in a net loss on extinguishment of $6.1 million, which was recorded to loss on extinguishment of debt with related party on the on the condensed consolidated statement of operations.

Warrant

The Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrant. The Warrant is exercisable for up to 247,171 shares of common stock, at an exercise price of $21.20 per share. The Warrant meets the criteria for classification in stockholders’ equity and was initially measured at fair value and recorded in equity.

NOTE 11. LOSS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for each of the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issuable upon the release of RSUs	1,193	244	1,193	244
Shares issuable upon exercise of stock options	405	794	405	794
Shares issuable upon the exercise of the Warrant	247	—	247	—
	1,845	1,038	1,845	1,038

As discussed in Note 9, Convertible Notes, each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Effective October 18, 2023, the initial conversion rate shall be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the indenture governing the 5.00% Notes) and $7.20 (if such difference is a positive number), provided that in no event shall the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. The number of shares of common stock issuable upon conversion of the 5.00% Notes based on the initial conversion rate is 9.3 million shares as of June 30, 2023, and are available for conversion at the holders’ option.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2023	540,732	$146.03
Granted	10,000	5.10
Forfeited	(10,257)	82.45
Exercised	—	—
Expired	(135,377)	128.71
Options outstanding June 30, 2023	405,098	$148.78

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2023:

	Options Outstanding	Options Exercisable
Number of options	405,098	331,878
Weighted average remaining contractual term (in years)	5.41	4.97
Weighted average exercise price	$148.78	$160.57
Weighted average fair value	$90.46	$96.56
Aggregate intrinsic value (in thousands)	$22	$—

The following table summarizes RSU and restricted stock award activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2023	435,488	$42.91
Granted	1,123,922	7.14
Forfeited	(71,301)	42.65
Released	(294,779)	25.38
Outstanding June 30, 2023	1,193,330	$13.57

The table below summarizes equity-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$98	$228	$188	$403
Research and development	256	539	861	901
Sales, general and administrative	1,299	3,204	1,159	5,646
	$1,653	$3,971	$2,208	$6,950

The table below summarizes share-based compensation cost capitalized to inventory for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost capitalized to inventory	$35	$74	$109	$117

As of June 30, 2023, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $0.9 million and $8.8 million, respectively. This is expected to be recognized over the years 2023 through 2028.

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

During 2021, the Company granted performance-based RSUs of which 10,330 were outstanding as of June 30, 2023. No activity occurred during the six months ended June 30, 2023, and the targets associated with the performance-based RSUs are not considered probable of being achieved. No share-based compensation cost was recorded for the performance-based RSUs for the six months ended June 30, 2023 and 2022.

2022 Omnibus Equity Incentive Plan

During the Company’s Annual Meeting of Stockholders, stockholders approved an amendment to the Company’s 2022 Omnibus Equity Incentive Plan increasing the number of shares of Common Stock reserved and available for grant by 1.6 million, resulting in a total of 3.0 million reserved shares as of June 30, 2023.

NOTE 13. INCOME TAXES

For the six months ended June 30, 2023, the Company recorded a $0.2 million tax expense related to its foreign operations. The Company does not recognize tax benefits from current year tax losses in the U.S. and other foreign jurisdictions. The Company’s tax expense for the six months ended June 30, 2023 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $49.4 million, as no tax benefits were recorded for tax losses generated in the U.S. and other foreign jurisdictions. At June 30, 2023, the Company had deferred tax assets primarily related to U.S. federal and state tax loss carryforwards and a deferred tax liability related to the Notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

The Company accounts for uncertain tax positions pursuant to the recognition and measurement criteria under ASC 740, Income Taxes. For the three and six months ended June 30, 2023, we did not note any significant changes to our uncertain tax positions. We do not anticipate significant changes to uncertain tax positions within the next 12 months.

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

As of June 30, 2023, the commitment remains $11.9 million as the Company has only taken immaterial deliveries of inventory.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$226	$203	$453	$266
Financing cash flows from finance leases	$462	$424	$540	$424
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$—
Finance leases	$200	$2,760	$200	$2,760
Lease Cost:
Operating leases	$243	$259	$493	$564
Finance leases	$270	$97	$531	$97
Short-term leases	$19	$21	$43	$41

The weighted average remaining lease term on our operating leases is 2.1 years. The weighted average discount rate on those leases is 7.1%. The weighted average remaining lease term on our finance leases is 1.8 years. The weighted average discount rate on those leases is 6.0%.

The following presents maturities of lease liabilities in which we are the lessee as of June 30, 2023 (in thousands):

	Operating	Finance
Remainder of 2023	$515	$497
2024	1,051	1,048
2025	583	265
2026	—	36
2027	—	—
Thereafter	—	—
Total lease payments	2,149	1,846
Less imputed interest	(149)	(291)
	$2,000	$1,555

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheet. As of June 30, 2023, the total net investment in these leases was $2.4 million. The following presents maturities of lease receivables under sales-type leases as of June 30, 2023 (in thousands):

Remainder of 2023	$745
2024	995
2025	395
2026	209
2027	46
Thereafter	—
Total undiscounted cash flows	2,390
Less imputed interest	—
Present value of lease payments	$2,390

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 10% and 14% for the three months ended June 30, 2023 and 2022, respectively, and 12% and 14% for the six months ended June 30, 2023 and June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.6 million, respectively.

The following presents total net sales by geographic territory for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Domestic	$2,619	$3,321	$5,035	$5,839
Foreign	302	540	698	981
	$2,921	$3,861	$5,733	$6,820

The following presents total net sales by line of business for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accelerate Pheno revenue	$2,853	$3,818	$5,665	$6,736
Other revenue	68	43	68	84
	$2,921	$3,861	$5,733	$6,820

The following presents total net sales by products and services for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Products	$2,565	$3,476	$5,009	$6,023
Services	356	385	724	797
	$2,921	$3,861	$5,733	$6,820

Lease revenue included in net sales was $0.4 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

The following presents property and equipment, net by geographic territory (in thousands):

	June 30,	December 31,
	2023	2022
Domestic	$2,577	$3,120
Foreign	319	358
	$2,896	$3,478

NOTE 17. STOCKHOLDERS' EQUITY

March 2022 Exchange Transaction

During the six months ended June 30, 2022, a holder of the 2.50% Notes exchanged approximately $14.0 million in aggregate principal amount of 2.50% Notes held by the holder for approximately 1.1 million shares of the Company’s common stock pursuant to the March 2022 Exchange Agreement. The Company’s common stock was determined to have a value of $10.2 million, which was recorded to contributed capital during the six months ended June 30, 2022. See Note 9, Convertible Notes for additional information.

Conversion of Series A Preferred Stock to Common Stock

On September 22, 2021, the Company entered into a securities purchase agreement (the “September 2021 Securities Purchase Agreement”) with the Schuler Purchasers for the issuance and sale by the Company of an aggregate of approximately 4.0 million shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”). Pursuant to the September 2021 Securities Purchase Agreement, the Schuler Purchasers agreed to purchase the Series A Preferred Shares at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million which was recorded to contributed capital when it was received in 2022. Each share of Series A Preferred Shares was convertible, at the option of the holder, into one share of the Company’s common stock.

As discussed in Note 9, Convertible Notes, on June 9, 2023, the Schuler Purchasers exercised their right to convert a total of approximately 4.0 million shares of Series A Preferred Shares to approximately 4.0 million shares of the Company’s common stock, which were subsequently restated to approximately 0.4 million shares in conjunction with the reverse stock split. All of the Company’s Series A Preferred Shares was converted into common stock and no Series A Preferred Shares was outstanding as of June 30, 2023. During the three and six months ended the amounts associated with the Company’s Series A Preferred Shares was reclassified to common stock as presented on the statement of stockholders’ deficit.

March 2022 Securities Purchase Agreement

On March 24, 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of an aggregate of approximately 0.2 million shares of the Company’s common stock to the Schuler Trust in an offering (the “Private Placement”) exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $16.40 per share, for an aggregate purchase price of $4.0 million. On March 24, 2022, the Company classified the March 2022 Securities Purchase Agreement as an equity forward agreement that met the definition of a freestanding derivative financial instrument initially classified in stockholders’ deficit. The value of this equity forward agreement was considered immaterial at inception.

The Company and the Schuler Trust agreed to extend the closing date of the March 2022 Securities Purchase Agreement several times under the original terms of the Private Placement. As discussed in Note 9, Convertible Notes, on June 9, 2023, the Company and the Schuler Trust amended the March 2022 Securities

Purchase Agreement, which changed the terms of settlement. The amendment changed the closing date to June 9, 2023, amended the price per share from $16.40 to $8.20, upon which the Company issued approximately 0.5 million shares of common stock to the Schuler Trust for the same proceeds of $4.0 million.

The Company determined the amendment was a modification of a freestanding equity classified instrument financial instrument. The share price change from $16.44 to $8.20, with no changes to the total proceeds of $4.0 million, resulted in the Schuler Trust receiving approximately 0.2 million more shares than the Schuler Trust would have received prior to the modification. The closing price of the Company’s common stock on June 9, 2023, the date of the modification was $7.40 and was used to estimate the fair value of the additional common stock issued. The fair value of the additional shares issued is $1.8 million, which was recorded to loss on extinguishment of debt with related party on the condensed consolidated statement of operations.

Schuler Purchase Obligation

As discussed in Note 9, Convertible Notes, on June 9, 2023, the Company and the Schuler Trust entered into the Schuler Purchase Obligation. Pursuant to the Schuler Purchase Obligation, the Schuler Trust is required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million at the public offering stock price. If the Company elects to conduct a public offering of common stock and other investors purchase less than $10.0 million shares of common stock by December 15, 2023, the Schuler Trust will have the obligation to purchase $10.0 million shares of common stock at the public offering stock price, less the amount of common stock purchased by other investors, and will have the right to purchase additional shares of common stock such that the total amount of common stock is equal to $10.0 million of shares of common stock. If the Company elects to conduct a public offering of common stock and other investors purchase $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust shall have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering stock price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

Management determined the Schuler Purchase Obligation meets the criteria of a freestanding financial instrument at inception on June 9, 2023 through December 15, 2023, which is the date the Schuler Purchase Obligation expires. The Schuler Purchase Obligation is recorded as an asset at fair value, and marked to market at each reporting period. At inception, June 9, 2023 the value of the Schuler Purchase Obligation was $1.3 million, which was recorded to loss on extinguishment of debt with related party on the on the condensed consolidated statement of operations. The Company recorded marked to market losses of $0.4 million during the three and six months June 30, 2023, which was recorded to losses on financial instruments on the condensed consolidated statement of operations. As of June 30, 2023 the carrying value of the Schuler Purchase Obligation was $0.9 million, which was carried in other current assets on the condensed consolidated balance sheet.

To determine the fair value of the Schuler Purchase Obligation, the Company used a Cox-Ross-Rubinstein binomial tree model to value the American put option. The table below summarizes the significant inputs used to estimate the fair value of the Schuler Purchase Obligation as of June 30, 2023 and June 9, 2023:

	June 30,	June 9,
	2023	2023
Stock price	$8.10	$7.40
Exercise price	$7.20	$7.20
Term (years)	0.46	0.52
Volatility	55.00%	55.00%
Risk-free rate	5.46%	5.38%
Fixed commitment purchase price (in thousands)	$10,000	$10,000
Number of Shares	1,387,949	1,387,949

The volatility used to fair value the Conversion Option is an unobservable input, as volatility is an estimate there are a range of values that could be considered appropriate, which could impact the fair value reported.

See Note 4, Fair Value of Financial Instruments for additional information.

Increase in the Total Number of Authorized Shares

In May 2023, we sought and obtained authorization from stockholders to increase the total number of authorized shares of common stock under our certificate of incorporation by 250.0 million for a total of 450.0 million shares. The Company’s authorized shared of common stock was unaffected by the reverse stock split.

NOTE 18. RELATED-PARTY TRANSACTIONS

March 2022 Securities Purchase Agreement

As discussed in Note 17, Stockholders' Equity, on March 24, 2022, the Company entered into the March 2022 Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of an aggregate of 0.2 million shares of the Company’s common stock to the Schuler Trust in a Private Placement. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price of $16.40 per share, for an aggregate purchase price of $4.0 million.

On June 9, 2023, the Company and the Schuler Trust amended the March 2022 Securities Purchase Agreement, which changed the terms of settlement. The amendment changed the closing date to June 9, 2023, amended the price per share from $16.40 to $8.20, upon which the Company issued approximately 0.5 million shares of common stock to the Schuler Trust for the same proceeds of $4.0 million.

Jack Schuler, who serves as a member of the Company’s board of directors, is the sole trustee of the Schuler Trust.

Secured Note Amendment and Exchange

As discussed in Note 10, Long-Term Debt Related-Party, on June 9, 2023, the Company and the Schuler Trust amended the Secured Note, which changed its settlement provisions. Pursuant to the Secured Note Amendment, the share conversion price was changed from $21.20 to $10.60, and the Secured Note was contemporaneously settled through the Company’s issuance of approximately 3.4 million shares of common stock.

Conversion of Series A Preferred Stock to Common Stock

As discussed in Note 17, Stockholders' Equity, on June 9, 2023, the Schuler Purchasers exercised their right to convert a total of approximately 4.0 million shares of Series A Preferred Shares to approximately 4.0 million shares of the Company’s common stock which were subsequently restated to approximately 0.4 million shares in conjunction with the reverse stock split. The Schuler Purchasers are related to Jack W. Schuler but are not affiliates of his.

Schuler Purchase Obligation

As discussed in Note 17, Stockholders' Equity, on June 9, 2023, the Company and the Schuler Trust entered into the Schuler Purchase Obligation. Pursuant to the Schuler Purchase Obligation, the Schuler Trust is required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million at the public offering stock price. If the Company elects to conduct a public offering of common stock and other investors purchase less than $10.0 million shares of common stock by December 15, 2023, the Schuler Trust will have the obligation to purchase $10.0 million shares of common stock at the public offering stock price, less the amount of common stock purchased by other investors, and will have the right to purchase additional shares of common stock such that the total amount of common stock purchased by the Schuler Trust equals $10.0 million of shares of common stock. If the Company elects to conduct a public offering of common stock and other investors purchase $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust shall have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering stock price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

Schuler Trust Issuance Costs

As part of the Restructuring Transactions discussed in Note 9, Convertible Notes, the Company incurred and paid legal fees of $0.1 million on behalf of the Schuler Trust.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Nasdaq Minimum Bid Price Requirement

On January 5, 2023, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market (the “Capital Market”) pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). At that time, the Company was granted a period of 180 calendar days, or until July 5, 2023, to regain compliance with the Minimum Bid Price Requirement.

On July 6, 2023, the Company received a determination letter from the Staff notifying the Company that it had not regained compliance with the Minimum Bid Price Requirement as of July 5, 2023 in compliance with Nasdaq Listing Rule 5550(a)(2). The Company requested a hearing before the Panel to appeal the Staff’s determination and present a plan to regain compliance with the Minimum Bid Price Requirement. As part of the Company’s compliance plan to regain compliance with the Minimum Bid Price Requirement, the Company implemented a reverse stock split.

On July 11, 2023, the Company effected a one-for-ten reverse stock split (“Reverse Stock Split”) of the Company’s common stock.

On July 31, 2023, the Company received a letter from the Nasdaq Office of General Counsel notifying the Company that the previously reported bid price deficiency had been cured and that the Company was in compliance with all applicable Nasdaq listing standards. Accordingly, the previously reported hearing request by the Company before a Nasdaq Hearings Panel was cancelled, and the Company’s common stock will continue to be listed and traded on The Nasdaq Capital Market.

Conversion of 5.00% Notes into Common Stock

Starting July 7, 2023, certain holders of the 5.00% Notes exercised their right, to convert a portion of their 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes, pursuant to the terms outlined in Note 9, Convertible Notes, further described as the Conversion Option. The various holders of the Company’s 5.00% Notes converted an aggregate principal amount of $0.7 million, for approximately 0.1 million shares of common stock.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton, Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”) and 510(k) clearance for our Accelerate Arc Products (as defined in this Form 10-Q); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to our existing CE In Vitro Diagnostic Regulation (IVDR) registration; our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern and our belief that we do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including, among other things, volatility throughout the global economy and the related impacts to the businesses of our suppliers and customers, such as customer demand fluctuations, supply chain constraints and inflationary pressures as well as difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in obtaining adequate capital resources to fund our operations. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), the section entitled “Risk Factors” in this Form 10-Q and in the Company’s subsequent filings with the SEC. These forward-looking statements are also based on certain additional assumptions, including, but not limited to, that we will retain key management personnel; we will be successful in the commercialization of our products; we will obtain sufficient capital to commercialize our products and continue development of complementary products; we will be successful in obtaining marketing authorization for our products from the FDA and other regulatory agencies and governing bodies; we will be able to protect our intellectual property; our ability to respond effectively to technological change; our ability to accurately anticipate market demand for our products; and that there will be no material adverse change in our operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe, and the Middle East. Consistent with our “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale or leasing of the instruments, the sale of single use consumable test kits and service and maintenance agreements.

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

On October 21, 2022, the Company announced it has been in discussions with the FDA regarding its Accelerate Arc Products. Pursuant to such discussions, the FDA has challenged the Company’s commercialization of Accelerate Arc Products in the United States as a Class I device exempt from 510(k) clearance requirements.

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

In August 2022, we entered into a sales and marketing agreement (as amended to date, the “Sales and Marketing Agreement”) with BD pursuant to which BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on our behalf as our exclusive sales agent for certain of our products, including the Accelerate Pheno system, Accelerate Arc Products. The Sales and Marketing Agreement also grants to BD certain other rights to certain of our future products. We entered into the Sales and Marketing Agreement in order to leverage BD’s expansive global sales team, benefit from natural synergies between BD’s existing products and those from us, and reduce our sales and marketing expenses. The Company and BD subsequently agreed to modify certain terms of the Sales and Marketing Agreement in 2022 and in 2023.

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

Supply Chain and Inflationary Environment

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

Changes in Results of Operations: Three and six months ended June 30, 2023 compared to three and six months ended June 30, 2022

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

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net sales	$2,921	$3,861	$(940)	(24)%	$5,733	$6,820	$(1,087)	(16)%

For the three and six months ended June 30, 2023, total revenues decreased due to lower sales of Accelerate PhenoTest instruments compared to the three and six months ended June 30, 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of sales	$2,122	$2,781	$(659)	(24)%	$3,923	$4,937	$(1,014)	(21)%
Non-cash equity-based compensation as a component of cost of sales	98	228	(130)	(57)%	188	403	(215)	(53)%
Cost of sales less non-cash equity-based compensation	$2,024	$2,553	$(529)	(21)%	$3,735	$4,534	$(799)	(18)%

For the three and six months ended June 30, 2023, cost of sales decreased as compared to the three and six months ended June 30, 2022. This decrease is primarily due to lower sales of Accelerate PhenoTest instruments and a decrease in non-cash equity-based compensation expense.

Cost of sales includes non-cash equity-based compensation of $0.1 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Non-cash equity-based compensation expense decreased for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, due to a decrease in the fair value of awards being granted. Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when products are sold to customers, or when instruments under reagent rentals are amortized to cost of sales.

Cost of sales expenses excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2023 decreased compared to the three and six months ended June 30, 2022. This decrease is primarily due to lower sales of Accelerate PhenoTest instruments.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gross profit	$799	$1,080	$(281)	(26)%	$1,810	$1,883	$(73)	(4)%
Non-cash equity-based compensation as a component of gross profit	98	228	(130)	(57)%	188	403	(215)	(53)%
Gross profit less non-cash equity-based compensation	$897	$1,308	$(411)	(31)%	$1,998	$2,286	$(288)	(13)%

For the three and six months ended June 30, 2023, gross profit decreased as compared to the three and six months ended June 30, 2022, due to lower sales of Accelerate PhenoTest instruments, partially offset by a decrease in non-cash equity-based compensation expense.

The Company’s overall gross margin was 27% and 28% for the three months ended June 30, 2023 and 2022, respectively, and is consistent period over period.

The Company’s overall gross margin was 32% and 28% for the six months ended June 30, 2023 and 2022, respectively. The increase in gross margin is primarily due to a decrease in non-cash equity-based compensation expense.

Gross profit excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2023 decreased compared to the three and six months ended June 30, 2022, due to lower sales of Accelerate PhenoTest instruments.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$5,820	$7,576	$(1,756)	(23)%	$12,788	$13,600	$(812)	(6)%
Non-cash equity-based compensation as a component of research and development	256	539	(283)	(53)%	861	901	(40)	(4)%
Research and development less non-cash equity-based compensation	$5,564	$7,037	$(1,473)	(21)%	$11,927	$12,699	$(772)	(6)%

Research and development expenses for the three months ended June 30, 2023 decreased as compared to the three months ended June 30, 2022 primarily due to decreases in contracted service costs for the development of our next generation AST platform and a decrease in non-cash equity-based compensation expense.

Research and development expenses for the six months ended June 30, 2023 decreased as compared to the six months ended June 30, 2022 primarily due to decreases in contracted service costs for the development of our next generation AST platform.

Research and development expenses includes non-cash equity-based compensation of $0.3 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.9 million for each of the six months ended June 30, 2023 and 2022, respectively. Non-cash equity-based compensation expense decreased for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, due to a decrease in the fair value of awards being granted.

Research and development expenses excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2023 decreased compared to the three and six months ended June 30, 2022, primarily due to a decrease in contracted service costs for the development of our next generation AST platform.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales, general and administrative	$7,564	$11,493	$(3,929)	(34)%	$17,669	$22,167	$(4,498)	(20)%
Non-cash equity-based compensation as a component of sales, general and administrative	1,299	3,204	(1,905)	(59)%	1,159	5,646	(4,487)	(79)%
Sales, general and administrative less non-cash equity-based compensation	$6,265	$8,289	$(2,024)	(24)%	$16,510	$16,521	$(11)	—%

Sales, general and administrative expenses for the three months ended June 30, 2023 decreased as compared to the three months ended June 30, 2022, primarily due to decreases in non-cash equity-based compensation expense, and employee related expenses.

Sales, general and administrative expenses for the six months ended June 30, 2023 decreased as compared to the six months ended June 30, 2022, primarily due to decreases in non-cash equity-based compensation expense, and employee related expenses that were offset by increased, nonrecurring legal and professional services in connection with the Restructuring Transactions (as defined in this Form 10-Q).

Sales, general and administrative expenses includes non-cash equity-based compensation of $1.3 million and $3.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $5.6 million for the six months ended June 30, 2023 and 2022, respectively. Non-cash equity-based compensation expense decreased for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022, primarily due to the reversal of non-cash equity-based compensation expense from forfeitures. Employees separating from the Company forfeited an increased number of stock options and RSUs compared to the previous year period.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the three months ended June 30, 2023 decreased compared to the three months ended June 30, 2022, primarily due to a decrease in employee related expenses.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the six months ended June 30, 2023 decreased compared to the six months ended June 30, 2022, primarily due to a decrease in employee related expenses that were offset by increased, nonrecurring legal and professional services in connection with the Restructuring Transactions.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Loss from operations	$(12,585)	$(17,989)	$5,404	(30)%	$(28,647)	$(33,884)	$5,237	(15)%
Non-cash equity-based compensation as a component of loss from operations	1,653	3,971	$(2,318)	(58)%	2,208	6,950	$(4,742)	(68)%
Loss from operations less non-cash equity-based compensation	$(10,932)	$(14,018)	$3,086	(22)%	$(26,439)	$(26,934)	$495	(2)%

For the three and six months ended June 30, 2023, our loss from operations decreased as compared to the three and six months ended June 30, 2022. These decreases were primarily the result of decreases in sales general and administrative expenses and decreases in research and development expenses, partially offset by decrease in gross profit, as described above. In addition, non-cash equity-based compensation expense decreased for the three and six months ended June 30, 2023 when compared to the three and six months ended June 30, 2022.

Loss from operations excluding non-cash equity-based compensation expense for the three and six months ended June 30, 2023 decreased compared to the three and six months ended June 30, 2022. The decreases were primarily the result of decreases in sales, general and administrative expenses and decreases in research and development expenses, partially offset by decrease in gross profit, as described above.

These losses and further losses are anticipated and was the result of our continued investments in sales and marketing, key research and development personnel, related costs associated with product development, and commercialization of the Company’s products.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total other (expense) income, net	$(19,994)	$(534)	$(19,460)	3,644%	$(20,727)	$1,896	$(22,623)	(1,193)%

Other expense, net for the three months ended June 30, 2023 increased as compared to the three months ended June 30, 2022, primarily due to the consummation of Restructuring Transactions, which resulted in the Company recording a loss on extinguishment of debt of $6.6 million, loss on extinguishment of debt with related party of $6.8 million and losses on financial instruments of $5.0 million.

For the six months ended June 30, 2023, the Company incurred other expense, net compared to other income, net for the six months ended June 30, 2022. As described above, the Company consummated the Restructuring Transactions, which resulted in the Company recording a loss on extinguishment of debt of $6.6 million, loss on extinguishment of debt with related party of $6.8 million and losses on financial instruments of $5.0 million for the six months ended June 30, 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Provision for income taxes	$(156)	$—	$(156)	100%	$(156)	$—	$(156)	100%

For the three and six months ended June 30, 2023 and 2022, the Company recorded a provision for income taxes as the Company reversed a receivable associated with an income tax refund recorded in a prior period.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $656.8 million as of June 30, 2023. During the six months ended June 30, 2023, the Company had a net loss of $49.5 million and negative cash flows from operations of $24.2 million. The Company had a working capital deficit of $11.5 million as of June 30, 2023.

On March 9, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding 2.50% Convertible Senior Notes due 2023 (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). On March 15, 2023, the 2.50% Notes matured and became due and payable. Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal of any 2.50% Note due and payable on March 15, 2023 and the failure to pay any interest on any 2.50% Note due and payable. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of the Company’s secured promissory note in an aggregate principal amount of $34.9 million (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”).

On June 9, 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement whereby the Company (i) exchanged approximately $55.9 million aggregate principal amount of 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% Senior Secured Convertible Notes due 2026 (the “5.00% Notes”), which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022; (ii) issued and sold an additional $10 million aggregate principal amount of 5.00% Notes; (iii) repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock; (iv) issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock; (v) amended the March 2022 Securities Purchase Agreement (as defined below) and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4 million; and (vi) entered into a new securities purchase agreement with the Jack W. Schuler Living Trust (the “Schuler Trust”) pursuant to which the Schuler Trust is required, prior to December 15, 2023, to either purchase an aggregate of $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option. See Part I, Note 9, Convertible

Notes, Note 10, Long-Term Debt Related-Party, Note 17, Stockholders' Equity and Note 18, Related-Party Transactions for additional information.

As of June 30, 2023, the Company had $30.7 million in cash and cash equivalents and investments, a decrease of $14.9 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations, including cash used for nonrecurring legal and professional services in connection with the Restructuring Transactions offset by proceeds from the issuance of common stock and the issuance of the 5.00% Notes for cash. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional capital. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. See Note 9, Convertible Notes, Note 10, Long-Term Debt Related-Party and Note 17, Stockholders' Equity in Part I, Item 1 of this Form 10-Q for additional information.

While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, its business strategy; or discontinue its operations entirely.

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

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-Q filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the date of the filing of this Form 10-Q.

The Company is subject to lease agreements. The future minimum lease payments under these lease agreements are included in Part I, Item 1, Note 15, Leases.

For more information on the Company’s liquidity please see Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

As of June 30, 2023, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Material Cash Requirements	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations	$2,149	$515	$1,051	$583	$—	$—	$—
Purchase obligation 1)	11,884	—	—	—	—	11,884	—
Finance lease obligations	1,846	497	1,048	265	36	—	—
Deferred compensation	1,017	—	—	370	396	251	—
5.00% notes 2)	67,619	726	—	—	66,893	—	—
5.00% notes interest 3)	12,719	—	—	—	12,719	—	—
Total	$97,234	$1,738	$2,099	$1,218	$80,044	$12,135	$—

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of June 30, 2023 the commitment remains $11.9 million as the Company has not taken material delivery of any inventory.

2) Each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Effective October 18, 2023, the initial conversion rate shall be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the indenture governing the 5.00% Notes (the “5.00% Notes Indenture”)) and $7.20 (if such difference is a positive number), provided that in no event shall the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. The Company cannot require the holder of the 5.00% Notes to convert at any time.

3) The 5.00% Notes bears interest at a rate of 5.00% per annum. The Company shall pay interest on the 5.00% Notes by payment-in-kind, by the issuance of additional 5.00% Notes. The amount shall be payable to holders by increasing the principal amount of each outstanding 5.00% Note by an amount equal to the interest payable for the applicable interest period.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or contributed partnership fees.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

Cash Flow Summary
	Six Months Ended June 30,
	(in thousands)
	2023	2022	$ Change
Net cash used in operating activities	$(24,188)	$(25,605)	$1,417
Net cash provided (used) by investing activities	9,124	(9,213)	18,337
Net cash provided (used) by financing activities	9,729	(280)	10,009

Cash flows from operating activities

During the six months ended June 30, 2023, net cash used in operating activities was primarily the result of net losses, partially offset by the losses on extinguishment of debt, extinguishment of debt with related party, losses on derivative, equity-based compensation, and depreciation and amortization.

During the six months ended June 30, 2022, net cash used in operating activities was primarily the result of net losses and a gain on extinguishment of debt, partially offset by equity-based compensation, and depreciation and amortization.

Cash flows from investing activities

The net cash provided by investing activities was $9.1 million for the six months ended June 30, 2023, resulting from maturities of marketable securities.

The net cash used by investing activities was $9.2 million for the six months ended June 30, 2022. The Company had purchases of marketable securities of $27.5 million which were offset in part by maturities of marketable securities of $18.7 million.

Cash flows from financing activities

The net cash provided by financing activities was $9.7 million for the six months ended June 30, 2023. The Company had proceeds from issuance of common stock of $4.0 million, proceeds from issuance of 5.00% Notes of $10.0 million, which were partially offset by debt and equity issuance costs of $3.7 million.

The net cash used by financing activities was $0.3 million for the six months ended June 30, 2022, primarily from payments on finance leases.

Convertible Notes

On June 9, 2023, the Company issued $66.9 million aggregate principal amount of 5.00% Notes in connection with the Restructuring Transactions described above. The 5.00% Notes mature on December 15, 2026 and bear interest at a rate of 5% per annum, payable in kind. Interest is payable semi-annually in arrears June 15 and December 15 of each year, commencing on December 15, 2023. The 5.00% Notes, including any 5.00% Notes issued as a result of the payment of interest in kind, will be convertible into shares of the Company’s common stock at an initial conversion price of approximately $7.20 per share, which reflects the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of 5.00% Notes. The initial conversion price is subject to adjustment based on the positive difference between the 31 to 90 day volume-weighted average price, subject to a cap of $8.30 per share. Upon conversion of the 5.00% Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election.

The 5.00% Notes Indenture contains customary events of default, including, but not limited to, non-payment of principal or interest, breach of certain covenants in the 5.00% Notes Indenture, defaults under or failure to pay certain other indebtedness and certain events of bankruptcy, insolvency, and reorganization. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Collateral Agent (as defined below), by notice to the Company, or the holders of the 5.00% Notes representing at least 25% in aggregate principal amount of the outstanding 5.00% Notes, by notice to the Company and the Collateral Agent, may declare 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes will automatically become immediately due and payable.

Additionally, the Company and certain of its subsidiaries granted U.S. Bank Trust Company, National Association, a national banking association, as collateral agent (the “Collateral Agent”), a security interest in certain of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of their Obligations (as defined in the 5.00% Notes Indenture) relating to the 5.00% Notes.

In March 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Notes. On March 15, 2023, the 2.50% Notes matured and became due and payable. In September 2021 and March 2022, the Company entered into exchange agreements with certain holders of 2.50% Notes pursuant to which $65.0 million aggregate principal amount of 2.50% Notes were exchanged for an aggregate of approximately 1.7 million shares of the Company’s common stock.

In August 2022, the Company entered into an exchange agreement with the Schuler Trust pursuant to which the Schuler Trust agreed to exchange with the Company $49.9 million aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) a warrant (the “Warrant”) to acquire up to approximately 0.2 million shares of the Company’s common stock at an exercise price of $21.2 per share (the “Exercise Price”). The Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrant. The number of shares underlying the Warrant and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the Warrant. The Secured Note, plus accrued interest, was repurchased by the Company in connection with the Restructuring Transactions through the issuance of approximately 3.4 million shares of common stock.

In connection with the Restructuring Transactions, approximately $55.9 million aggregate principal amount of 2.50% Notes were exchanged for approximately $56.9 million aggregate principal amount of 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022.

As of June 30, 2023, approximately $0.7 million aggregate principal amount of 2.50% Notes remains outstanding and in default accruing interest at 2.5% per annum. As of June 30, 2023, $67.6 million aggregate principal amount of 5.00% Notes were outstanding.

See Part I, Item 1, Note 9, Convertible Notes for additional information.

Sales of Equity Securities

The Company has historically completed multiple equity raises through sales of its common stock and Series A Preferred Stock in both public and private offerings.

On August 23, 2022, the Company completed a public offering of approximately 1.8 million shares of its common stock at a public offering price of $20.00 per share. The Company received net proceeds of approximately $32.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On March 24, 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of an aggregate of approximately 0.2 million shares of the Company’s common stock to the Schuler Trust for an aggregate purchase price of $4.0 million. In connection with the Restructuring Transactions, the Company amended the March 2022 Securities Purchase Agreement and issued and sold approximately 0.5 million shares of the Company’s common stock to the Schuler Trust for proceeds of $4.0 million.

On June 9, 2023, the Company entered into an additional securities purchase agreement (the “June 2023 Securities Purchase Agreement”) with the Schuler Trust. Pursuant to the June 2023 Securities Purchase Agreement, the Schuler Trust is required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company valued at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million. If the Company elects to conduct a public offering of common stock and other investors purchase less than $10.0 million of common stock by December 15, 2023, the Schuler Trust will have the obligation to purchase $10.0 million of shares of common stock, less the amount of common stock purchased by other investors, and will have the right to purchase additional shares of common stock such that the total amount of common stock purchased by the Schuler Trust equals $10.0 million of shares of common stock. If the Company elects to conduct a public offering of common stock and other investors purchase $10 million of shares of common stock by December 15, 2023, the Schuler Trust shall have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into a Sales Agreement with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the three months ended June 30, 2023, no shares of common stock were sold under the Sales Agreement. As of June 30, 2023, the Company had an aggregate of $39.1 million available for future sales under its at-the-market equity offering program.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 as a result of the material weakness in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described in Part II, Item 9A of the 2022 10-K and that continued to exist as of June 30, 2023 (the “Material Weakness”).

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have not achieved profitable operations or positive cash flows from operations. Our accumulated deficit totaled $656.8 million as of June 30, 2023. During the six months ended June 30, 2023, we had a net loss of $49.5 million and negative cash flows from operations of $24.2 million. We had a working capital deficit of $11.5 million as of June 30, 2023. Additionally, we have a substantial amount of indebtedness primarily comprised of $67.6 million aggregate principal amount of 5.00% Notes outstanding.

As a result of our financial condition, we have determined that, as of the date of this Form 10-Q filing, there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the date of the filing of this Form 10-Q. The report of our independent registered public accountant on our financial statements as of and for the years ended December 31, 2022 and 2021 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. The presence of this going concern explanatory language could adversely affect our ability to raise additional debt or equity financing, as well as to further develop and market our products, all of which could have a material adverse impact on our business, results of operations and financial condition. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity” of this Form 10-Q and Part I, Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies for additional information.

Management currently believes that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. While we continue to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing, and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

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

We have substantial indebtedness, which could have important consequences to our business.

We have a substantial amount of indebtedness primarily comprised of our 5.00% Notes. As of December 31, 2021, we had $67.6 million aggregate principal amount of 5.00% Notes outstanding, which mature on December 15, 2026. Holders of the 5.00% Notes have the right to require us to repurchase their 5.00% Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 5.00% Notes to be purchased, plus accrued and unpaid interest, if any. In addition, our indebtedness could, among other things:

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

•limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes; and

•impact our ability to continue as a going concern.

Our failure to repurchase 5.00% Notes at a time when the repurchase is required by the 5.00% Notes Indenture (whether upon a fundamental change or otherwise under the 5.00% Notes Indenture) would constitute a default under the 5.00% Notes Indenture. A default under the 5.00% Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 5.00% Notes or make cash payments upon conversions thereof.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 5.00% Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. For example, we were in default of payment obligations under the terms of our 2.50% Notes, which matured on March 15, 2023 and became due and payable. As a result, we consummated the Restructuring Transactions to restructure our capital structure, including the 2.50% Notes, the Secured Note and our Series A Preferred Stock, as well as an amendment to the March 2022 Securities Purchase Agreement, which resulted in significant dilution to the ownership interests of our existing stockholders.

Our ability to repay our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We are in default of payment obligations under the terms of our 2.50% Notes, which matured on March 15, 2023 and became due and payable.

As discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity - Convertible Notes. The principal of the 2.50% Notes was due March 15, 2023. As of June 30, 2023, approximately $0.7 million remains in default and accruing interest at 2.5%.

To the extent we deliver shares upon conversion of the 5.00% Notes, the ownership interests of existing stockholders will be diluted and our stock price may be adversely impacted.

Upon conversion of the 5.00% Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. To the extent we choose to deliver shares upon conversion of some or all of the 5.00% Notes, this will result in a dilution to the ownership interests of existing stockholders and may depress our stock price.

We have significantly increased the total number of authorized shares of common stock under our certificate of incorporation, which could cause significant dilution.

Our management believes the successful achievement of our business objectives may require additional financing through one or a combination of the issuance of common stock in public or private equity offerings, debt financings, exercise of common stock warrants, collaborations, licensing arrangements, grants and government funding and strategic alliances. To effectuate that, in May 2023, we sought and obtained authorization from stockholders to increase the total number of authorized shares of common stock under our certificate of incorporation by 250,000,000 for a total of 450,000,000 shares. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution to our stockholders and may adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2023, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.1.7	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
3.1.8	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
4.1	Indenture, dated June 9, 2023, between the Registrant and U.S. Bank Trust Company, National Association, as trustee and collateral agent	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
4.2	Form of 5.00% Senior Secured Convertible Notes (included as Exhibit A to Exhibit 4.1)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.1*	Restructuring Support Agreement, dated as of April 21, 2023 between the Registrant and Consenting Stakeholders	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023
10.2	First Amendment to the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
10.3	Note Exchange Agreement, date June 9, 2023, between the Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.4	Note Purchase Agreement, dated June 9, 2023, between the Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023

10.5	Form of Security Agreement, dated June 9, 2023, between the Registrant, as issuer, subsidiaries of the Company, as guarantors, and U.S. Bank Trust Company, National Association, as collateral agent.	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.6	Form of Patent Security Agreement, dated June 9, 2023, by the Registrant, as pledgor, in favor of U.S. Bank Trust Company, National	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.7
Form of Trademark Security Agreement, dated June 9, 2023, by the Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 4 to Exhibit 10.3)
Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.8	Consent and Amendment No. 1 to Secured Promissory Note, dated June 9, 2023, between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.9	Amendment No. 1 to Securities Purchase Agreement, dated June 9, 2023, between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.10	New Securities Purchase Agreement, dated June 9, 2023, between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*Portions of the exhibit have been redacted because it is both not material and is the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

August 14, 2023	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	/s/ David Patience
David Patience Chief Financial Officer
(Principal Financial and Accounting Officer)