Form 10-Q
period 2023-09-30
Accelerate Diagnostics, Inc
filed 2023-11-09
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023
OR
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

At November 6, 2023, 14,550,605 shares of common stock were outstanding, net of treasury shares. All common stock share data and share-based calculations set forth in this report have been adjusted to reflect the registrant’s 1-for-10 reverse stock split, which was effective July 11, 2023, on a retroactive basis for the periods presented.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$20,162	$34,905
Investments	989	10,656
Trade accounts receivable, net	2,666	2,416
Inventory	3,553	5,194
Prepaid expenses	1,435	818
Other current assets	3,638	2,025
Total current assets	32,443	56,014
Property and equipment, net	2,609	3,478
Finance lease assets, net	1,807	2,422
Operating lease right of use assets, net	1,352	1,859
Other non-current assets	1,113	1,242
Total assets	$39,324	$65,015
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,812	$4,501
Accrued liabilities	3,437	2,682
Accrued interest	1,186	472
Deferred revenue	596	547
Current portion of convertible notes	726	56,413
Finance lease, current	468	1,113
Operating lease, current	963	829
Derivative liability	25,598	—
Total current liabilities	37,786	66,557
Finance lease, non-current	270	782
Operating lease, non-current	816	1,545
Deferred income, non-current	1,090	—
Other non-current liabilities	1,068	874
Accrued interest related-party	—	663
Long-term debt related-party	—	16,858
Convertible notes, non-current	33,327	—
Total liabilities	$74,357	$87,279

Commitments and contingencies (see Note 14)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	September 30,	December 31,
	2023	2022
	Unaudited
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with no shares issued and outstanding on September 30, 2023 and 5,000,000 preferred shares authorized with 3,954,546 shares issued and outstanding on December 31, 2022	—	4
Common stock, $0.001 par value;
450,000,000 common shares authorized with 14,504,695 shares issued and outstanding on September 30, 2023 and 200,000,000 common shares authorized with 9,747,755 shares issued and outstanding on December 31, 2022	14	10
Contributed capital	666,239	630,428
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(655,859)	(607,239)
Accumulated other comprehensive loss	(360)	(400)
Total stockholders’ deficit	(35,033)	(22,264)
Total liabilities and stockholders’ deficit	$39,324	$65,015

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$3,299	$2,960	$9,032	$9,780

Cost of sales:
Cost of sales	2,008	2,381	5,931	7,318
Inventory write-down	1,184	—	1,184	—
Total cost of sales	3,192	2,381	7,115	7,318

Gross profit	107	579	1,917	2,462

Costs and expenses:
Research and development	6,996	7,285	19,783	20,885
Sales, general and administrative	7,761	8,255	25,432	30,422
Total costs and expenses	14,757	15,540	45,215	51,307

Loss from operations	(14,650)	(14,961)	(43,298)	(48,845)

Other income (expense):
Interest expense	(2,205)	(203)	(3,798)	(1,833)
Interest expense related-party	—	(495)	(1,817)	(495)
Gain (loss) on extinguishment of debt	51	—	(6,499)	3,565
(Loss) on extinguishment of debt related party	—	—	(6,755)	—
Gain on fair value adjustment	18,056	—	13,026	—
Foreign currency exchange gain	(428)	(261)	(170)	(221)
Interest income	246	73	921	151
Other (expense) income, net	(29)	(49)	56	(206)
Total other income (expense), net	15,691	(935)	(5,036)	961

Net income (loss) before income taxes	1,041	(15,896)	(48,334)	(47,884)
Provision for income taxes	(131)	—	(286)	—
Net income (loss)	$910	$(15,896)	$(48,620)	$(47,884)

Basic net income (loss) per share	$0.06	$(1.83)	$(4.13)	$(6.21)
Basic weighted average shares outstanding	14,433	8,701	11,777	7,705

Dilutive net income (loss) per share	$0.06	$(1.83)	$(4.13)	$(6.21)
Dilutive weighted average shares outstanding	14,553	8,701	11,777	7,705

Other comprehensive loss:
Net income (loss)	$910	$(15,896)	$(48,620)	$(47,884)
Net unrealized gain (loss) on debt securities available-for-sale	—	48	28	(84)
Foreign currency translation adjustment	293	139	12	(101)
Comprehensive income (loss)	$1,203	$(15,709)	$(48,580)	$(48,069)
See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(48,620)	$(47,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,434	2,207
Amortization of investment discount	—	94
Equity-based compensation	4,023	8,179
Amortization of debt discount and issuance costs	2,060	386
Amortization of debt discount related-party	1,033	275
Loss on disposal of property and equipment	134	74
Unrealized (gain) loss on equity investments	(61)	206
Loss (gain) on extinguishment of debt	6,499	(3,565)
Loss on extinguishment of debt with related party	6,755	—
Gain on fair value adjustments	(13,026)	—
Inventory write-down	1,184	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	—	(174)
Accounts receivable	(250)	(73)
Inventory	298	(245)
Prepaid expense and other	956	(491)
Increase (decrease) in liabilities:
Accounts payable	218	1,221
Accrued liabilities and other	67	1,153
Accrued interest	1,738	(785)
Accrued interest to related-party	784	220
Deferred revenue and income	1,139	73
Deferred compensation	194	(49)
Net cash used in operating activities	(32,441)	(39,178)

Cash flows from investing activities:
Purchases of equipment	(925)	(446)
Purchase of marketable securities	—	(27,506)
Maturities of marketable securities	9,695	34,527
Net cash provided by investing activities	8,770	6,575

Cash flows from financing activities:
Proceeds from issuance of common stock to related party	4,000	—
Proceeds from issuance of common stock	—	32,872
Payments on finance leases	(1,357)	(1,109)
Proceeds from exercise of options	—	7
Proceeds from issuance of common stock under employee purchase plan	—	184
Proceeds from issuance of 5.00% Notes	10,000	—
Transaction costs related to debt and equity issuances	(3,731)	(192)
Payment of debt	—	(6)
Net cash provided by financing activities	8,912	31,756
See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Effect of exchange rate on cash	16	(64)

Decrease in cash and cash equivalents	(14,743)	(911)
Cash and cash equivalents, beginning of period	34,905	39,898
Cash and cash equivalents, end of period	$20,162	$38,987

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$343	$(78)

Non-cash financing activities:
Extinguishment of 2.50% Notes through issuance of common stock	$—	$10,180
Capital contribution from the exchange of secured note and accrued interest through the issuance of common stock with related party	$25,363	$29,847
Exchange of 2.50% Notes and accrued interest for 5.00% Notes	$56,893	$—
Debt premium on issuance of 5.00% Notes	$6,023	$—
Derivative liability	$38,160	$—
2.50% Notes extinguished in connection with exchange transaction	$—	$49,624
Fair value of new note issued in connection with the exchange transaction	$—	$16,024
Fair value of common stock warrant issued in connection with the exchange transaction	$—	$3,753
Extinguishment of 5.00% Notes through issuance of common stock	$330	$—
Extinguishment of derivative liability in connection with extinguishment of 5.00% Notes	$380	$—
Issuance of common stock in connection with extinguishment of 5.00% Notes	$658	$—

Supplemental cash flow information:
Interest paid	$—	$2,214

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Preferred stock shares outstanding
Beginning	—	3,955	3,955	3,955
Conversion of preferred stock into common stock with related party	—	—	(3,955)	—
Ending	—	3,955	—	3,955

Preferred stock
Beginning	$—	$4	$4	$4
Conversion of preferred stock into common stock with related party	—	—	(4)	—
Ending	$—	$4	$—	$4

Common stock shares outstanding
Beginning	14,358	7,972	9,749	6,767
Issuance of common stock	—	1,750	—	1,750
Issuance of common stock to a related party	—	—	488	—
Conversion of preferred stock into common stock with related party	—	—	396	—
Restricted stock awards released and exercise of options	53	1	346	113
Issuance of shares to retire secured promissory note with related party	—	—	3,432	—
Issuance of common stock under employee purchase plan	—	3	—	16
Issuance of shares to retire convertible notes and derivative	94	—	94	1,080
Ending	14,505	9,726	14,505	9,726

Common stock
Beginning	$14	$8	$10	$7
Issuance of common stock	—	2	—	2
Issuance of common stock to a related party	—	—	1	—
Issuance of shares to retire secured promissory note with related party	—	—	3	—
Issuance of shares to retire convertible notes and derivative	—	—	—	1
Ending	$14	$10	$14	$10

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contributed capital
Beginning	$663,812	$560,258	$630,428	$580,714
Cumulative effect of accounting changes	—	—	—	(37,438)
Proceeds from issuance of common stock	—	32,855	—	32,855
Proceeds from issuance of common stock related party	—	—	3,996	—
Capital contribution from modification of securities purchase agreement with related party	—	29,847	1,805	29,847
Exercise of options	—	—	—	6
Issuance of shares to retire secured promissory note with related party	—	—	25,363	—
Issuance of common stock under employee purchase plan	—	47	—	184
Issuance of shares to retire convertible notes and derivative	658	—	658	10,169
Equity-based compensation	1,769	1,166	3,946	7,825
Warrant issued to related-party	—	3,753	—	3,753
Reclassification of common stock par value due to reverse stock split	—	14	43	25
Ending	$666,239	$627,940	$666,239	$627,940

Accumulated deficit
Beginning	$(656,769)	$(576,734)	$(607,239)	$(570,668)
Cumulative effect of accounting changes	—	—	—	25,922
Net income (loss)	910	(15,896)	(48,620)	(47,884)
Ending	$(655,859)	$(592,630)	$(655,859)	$(592,630)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive (loss) income
Beginning	$(653)	$(432)	$(400)	$(60)
Net unrealized gain (loss) on debt securities available-for-sale	—	48	28	(84)
Foreign currency translation adjustment	293	139	12	(101)
Ending	$(360)	$(245)	$(360)	$(245)

Total stockholders' deficit	$(35,033)	$(9,988)	$(35,033)	$(9,988)

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

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2023, or any future period.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

On July 11, 2023, the Company effected a one-for-ten reverse stock split (the “Reverse Stock Split”). Consequently, on the Company’s condensed consolidated balance sheets, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. All per share amounts and outstanding shares, including all common stock equivalents, have been retroactively restated in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statement for all periods presented to reflect the Reverse Stock Split.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $655.9 million as of September 30, 2023. During the nine months ended September 30, 2023, the Company had a net loss of $48.6 million and negative cash flows from operations of $32.4 million. The Company had a working capital deficit of $5.3 million as of September 30, 2023.

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

As of September 30, 2023, the Company had $21.2 million in cash and cash equivalents and investments, a decrease of $24.4 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations, and cash used for nonrecurring legal and professional services in connection with the, Restructuring Transactions, partially offset by the proceeds from the issuance of the 5.00% Notes and sale and issuance of common stock under the March 2022 Securities Purchase Agreement. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for commercialization of the Accelerate Pheno system and development of complementary products and the Company’s next generation platform technology. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt.

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

Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of its business strategy; or discontinue its operations entirely.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, derivatives/fair value of financial instruments, convertible notes, tax valuation accounts, equity-based compensation, warrants, revenue and leases. Actual results could differ materially from those estimates.

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

The carrying amounts of financial instruments such as cash and cash equivalents, trade accounts receivable, prepaid expenses, other current assets, accounts payable, accrued liabilities and other current liabilities approximate the related fair values due to the short-term maturities of these instruments.

See Note 4, Fair Value of Financial Instruments, for further information and related disclosures regarding the Company’s fair value measurements.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. As of September 30, 2023, $0.7 million aggregate principal amount of the 2.50% Notes had not been converted and remained outstanding and in default. The carrying amount of these 2.50% Notes approximated their related fair value due to the instrument being fully matured and payable as of September 30, 2023. As of December 31, 2022, the 2.50% Notes were instruments measured at fair value using Level 2 inputs, as the 2.50% Notes were traded on an active market with observable inputs. See Note 9, Convertible Notes for further details on the 2.50% Notes.

The 5.00% Notes are instruments measured at fair value at initial measurement using Level 3 inputs. As of September 30, 2023, the debt is carried at amortized cost and the fair value is disclosed. The 5.00% Notes Conversion Option (as defined in Note 9) relating to the 5.00% Notes, met the bifurcation criteria under, Derivatives and Hedging (“Topic 815”) at inception and through September 30, 2023, and is recorded at fair value and marked to market at each reporting period until it becomes fixed, which occurred on October 18, 2023. The Conversion Option is considered a derivative that is measured at fair value using Level 3 inputs. See Note 9, Convertible Notes and Note 19, Subsequent Events for further details on the Conversion Option.

In June 2023, in connection with the Restructuring Transactions, the Company entered into a securities purchase agreement with the Schuler Trust to purchase common stock from the Company at the Company’s option (the “Schuler Purchase Obligation”). The Schuler Purchase Obligation was determined to be a freestanding financial instrument that must be recorded as an asset at fair value, and marked to market at each reporting period that is outstanding using Level 3 inputs. See Note 17, Stockholders' Equity for further details on the Schuler Purchase Obligation.

In June 2023, the Company fully extinguished the Secured Note held by the Schuler Trust by exchanging the Secured Note for common stock. As of December 31, 2022, the Secured Note was an instrument carried at amortized cost while fair value was disclosed using Level 3 inputs. See Note 10, Long-Term Debt Related-Party for further details on the Secured Note.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts and other investments. As part of the Company’s cash management process, excess operating cash is invested in overnight repurchase agreements with its bank. Repurchase agreements and other investments classified as cash and cash equivalents are not deposits and are not insured by the U.S. Government, the FDIC or any other government agency and involve investment risk including possible loss of principal. Notwithstanding the possibility of bank failures, we believe as a result of the Company’s selected banks, diversified holdings strategy, and the U.S. Government’s continued support to stabilize the banking system, such as steps taken in March 2023 as a result of certain bank failures, that the market risk arising from holding these financial instruments is minimal.

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the condensed consolidated balance sheets at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive loss, a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of condensed consolidated statements of operations and comprehensive loss. The Company considers all debt securities to be available-for-sale, including those with maturity dates beyond 12 months, as they are available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale, has a cost basis in excess of its estimated realizable value, or is considered excess of demand. These type of inventory events could result in a charge to expense as appropriate.

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

The allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$314	$150	$324	$140
Provisions, net	253	(12)	252	18
Write-offs	(20)	—	(29)	(20)
Ending balance	$547	$138	$547	$138

The Company’s three and nine months ended September 30, 2023 beginning and ending balances increased when compared to the three and nine months ended September 30, 2022 beginning and ending balances due to provisions recorded in connection with aged net investment in sales-type leases.

Property and Equipment

Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. Gains and losses from retirement or replacement are included in other expense income, net. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from one to seven years. Leasehold improvements are depreciated over the remaining life of the lease or the life of the asset, whichever is less.

Instruments Classified as Property and Equipment

Property and equipment includes Accelerate Pheno systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Depreciation expense and losses from retirement of instruments used for sales demonstrations is recorded as a component of sales, general and administrative expense. Depreciation expense and losses from retirement of instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of sales. Depreciation expense and losses from retirement of instruments used in our laboratory and research is recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years.

The Company evaluates the recoverability of the carrying amount of its instruments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, and at least annually. This evaluation is based on our estimate of future cash flows and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair value are insufficient to recover the carrying amount of instruments. No impairment charges have been recorded for the three and nine months ended September 30, 2023 and 2022.

See Note 7, Property and Equipment, for further information and related disclosures.

Long-lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company continuously evaluates the recoverability of its long-lived assets based on estimated future cash flows from and the estimated fair value of such long-lived assets, and provides for impairment if such undiscounted cash flows or the estimated fair values are insufficient to recover the carrying amount of the long-lived asset.

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

Warranty reserve activity for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$182	$255	$225	$139
Provisions (reversals), net	(3)	187	101	325
Warranty cost incurred	(6)	(29)	(153)	(51)
Ending balance	$173	$413	$173	$413

Convertible Notes

The Company follows Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The notes are accounted for as a liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of such notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the carrying value of the debt at the time of repurchase, conversion or settlement.

Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenue.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and nine months ended September 30, 2023.

Gross Profits

Gross profit consists of net sales less cost of sales. Cost of sales includes cost of materials, direct labor, equity-based compensation, facility and other manufacturing overhead costs for consumable tests and instruments sold to customers. Cost of sales for instruments also includes depreciation on revenue generating instruments that have been placed with our customers under a reagent rental agreement. Cost of sales includes charges from the write-down of inventory, repair and maintenance cost for instruments covered by a service agreement and instruments covered by a reagent rental agreement and warranty related costs.

The Company’s overall gross profit was $0.1 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.9 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross profit for the three and nine months ended September 30, 2023 included a $1.2 million write-down of inventory to reflect excess quantities of instrument inventory on hand above and beyond the Company’s forecast of future demand for those products.

The Company manufactures pre-launch inventory in advance of regulatory approval. This inventory is expensed before an economic benefit is probable. Pre-launch inventory sold to customers (not capitalized and instead expensed in a previous year) during each of the three and nine months ended September 30, 2023 was $0.1 million and $0.2 million, respectively. Pre-launch inventory sold to customers during each of the three and nine months ended September 30, 2022 was $0.1 million and $0.4 million, respectively.

Shipping and Handling

Shipping and handling costs billed to customers are included as a component of revenue. The corresponding expense incurred with third party carriers is included as a component of sales, general and administrative costs on the consolidated statements of operations and comprehensive loss.

Commercial Agent Relationship with Becton, Dickinson and Company (“BD”)

The Company has entered into an exclusive commercial agreement with BD to act as the Company’s agent and representative. The purpose of this agreement is to establish an on-going commercialization of the Company’s products. The Company is classified as the principal and BD as the agent. In accordance with the terms of this agreement, BD will pay the Company an exclusivity fee in multiple installments for exclusive rights, while the Company will pay BD an agent fee based on the Company’s revenue.

The Company accounts for agent fees consistent with how it accounts for sales commissions as described above. In most instances the agent fees are determined to be costs that would have an amortization period of less than one year and the Company has elected to recognize them as an expense when incurred. The agent fee is a component of sales, general and administrative expenses, within the condensed consolidated statements of operations and comprehensive loss.

The Company accounts for the exclusivity fee from BD as a deferred liability when the cash is received. The Company uses forecasted revenue to estimate the amount of deferred liability to amortize within a period. The deferred liability is a component of deferred revenue, within the condensed consolidated balance sheets, while the corresponding amortization is charged to sales, general and administrative expenses, within the condensed consolidated statements of operations and comprehensive loss.

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

Leases as Lessee

Operating and finance leases are included in right-of-use (“ROU”) assets and corresponding lease liabilities within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe with terms between two and six-year, and typically contain penalizing, early-termination provisions. Our finance leases consist of leased equipment with three-year terms.

Leases as Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectability is probable, instrument revenue is recognized at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period.

Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers.

Net investment in sales-type leases are included within our condensed consolidated balance sheets as a component of other current assets and other non-current assets, including the present value of lease payments not yet received and the present value of the residual asset. These amounts are determined using the information available at commencement, including the lease term, estimated useful life, rate implicit in the lease, and expected fair value of the instrument.

Nonqualified Cash Deferral Plan

The Company’s Cash Deferral Plan (the “Deferral Plan”) provides certain key employees with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments’ fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liabilities in the condensed consolidated balance sheets.

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

The Company estimates the fair value of service-based and performance-based stock option awards, including modifications of stock option awards, using the Black-Scholes option pricing model. This model derives the fair value of stock options based on certain assumptions related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield.

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

See Note 12, Employee Equity-Based Compensation for further information.

Accounting for Derivatives

The Conversion Option relating to the 5.00% Notes represents a derivative financial instrument. The derivative financial instrument is recorded at fair value in the condensed consolidated balance sheets as a current derivative liability and changes in the fair value of the derivative financial instrument are recognized in gain on fair value adjustment, within the condensed consolidated statements of operations and comprehensive loss.

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

Earnings (Loss) Per Share

For the three months ended September 30, 2023, basic earnings per share is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for that period. Diluted earnings per share takes into account the effect of dilutive instruments, such as restricted stock and performance stock, and uses the average share price for the period in determining the number of potential common shares that are to be added to the weighted average number of shares outstanding. Potential common shares are excluded from the diluted earnings per share calculation if the effect of including such securities would be anti-dilutive. For the three months ended September 30, 2023, anti-dilutive items included, shares issuable from stock options, warrants, shares that would be outstanding if the 5.00% Notes were converted, and shares that would be outstanding if the Schuler Purchase Obligation was exercised.

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs, warrants shares that would be outstanding if the 5.00% Notes were converted and shares that would be outstanding if the Schuler Purchase Obligation was exercised. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

See Note 11, Earnings (Loss) Per Share, for further information.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Standards

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. ASU 2022-01 is related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This ASU was adopted January 1, 2023, and did not impact the Company’s condensed consolidated financial statements at January 1, 2023.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 relates to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for

TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-period gross write-offs by year of origination for financing receivables. This ASU was adopted January 1, 2023, and did not impact the Company's condensed consolidated financial statements at January 1, 2023.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The SEC staff issued Staff Accounting Bulletin (SAB) 120 to provide guidance on the measurement and disclosure of share-based payment awards granted when a company is in possession of material nonpublic information to which the market is likely to react positively when it is announced. Such awards are commonly referred to as spring-loaded awards. This ASU was effective for the Company upon issuance, which was on July 14, 2023 and did not impact the Company's condensed consolidated financial statements at September 30, 2023.

Standards not yet adopted

There were no standards not yet adopted that are applicable to the Company's financial statements as of September 30, 2023.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments and accounts receivable.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of September 30, 2023, two of the Company's financial institutions held 71% and 11%, of the Company’s cash and cash equivalents. As of December 31, 2022, three of the Company’s financial institutions held 52%, 24% and 21% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers. Exposure to losses on accounts receivable is principally dependent on each customer’s financial position. The Company had one customer that accounted for 13% and 15% of the Company’s net accounts receivable balance as of September 30, 2023 and December 31, 2022, respectively.

The Company did not have any customers that represented 10% or more of the Company’s total revenue for either of the three and nine months ended September 30, 2023 and 2022.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$14,253	$—	$—	$14,253
Total cash and cash equivalents	14,253	—	—	14,253
Equity investments:
Mutual funds	989	—	—	989
Total equity investments	989	—	—	989
Total assets measured at fair value	$15,242	$—	$—	$15,242

	December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,194	$—	$—	$7,194
Total cash and cash equivalents	7,194	—	—	7,194
Equity investments:
Mutual funds	928	—	—	928
Total equity investments	928	—	—	928
Debt securities available-for-sale:
Certificates of deposit	—	2,541	—	2,541
U.S. Treasury securities	3,009	—	—	3,009
Commercial paper	—	424	—	424
Corporate notes and bonds	—	3,754	—	3,754
Debt securities available-for-sale	3,009	6,719	—	9,728
Total assets measured at fair value	$11,131	$6,719	$—	$17,850

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the condensed consolidated balance sheets.

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds, U.S. Treasury securities and mutual funds as these specific assets are liquid.

Level 2 available-for-sale securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made any material adjustments to such inputs during the periods presented.

As of September 30, 2023, the Company’s Conversion Option, which is classified as a derivative liability, has a fair value of $25.6 million, using Level 3 measurement assumptions. See Note 9, Convertible Notes for further detail on the Conversion Option.

As of September 30, 2023, the Company’s Schuler Purchase Obligation, which is classified as a financial instrument asset, has a fair value of $2.2 million, using Level 3 measurement assumptions. See Note 17, Stockholders' Equity for further detail on the Schuler Purchase Obligation.

Liabilities for which Fair Value is only Disclosed

As of December 31, 2022, the Secured Note had an outstanding principal amount of $34.9 million, and a fair value of $16.0 million, using Level 3 measurement assumptions. The Secured Note was not outstanding as of September 30, 2023. See Note 10, Long-Term Debt Related-Party for further detail on the Secured Note.

As of September 30, 2023, the 5.00% Notes had an outstanding principal amount of $66.2 million, and a fair value of $37.0 million, using Level 3 measurement assumptions. See Note 9, Convertible Notes for further detail on the 5.00% Notes.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. The amortized carrying amount of the 2.50% Notes is $0.7 million as of September 30, 2023 and approximates the related fair value due to the instrument being fully matured and payable. As of December 31, 2022, the 2.50% Notes represented a Level 2 measurement with an outstanding principal amount of $56.6 million and a fair value of $51.9 million. See Note 9, Convertible Notes for further detail on the 2.50% Notes.

NOTE 5. INVESTMENTS

The Company did not have any debt securities classified as available-for-sale investments at September 30, 2023.

The following tables summarize the Company’s debt securities classified as available-for-sale investments at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,548	$—	$(7)	$2,541
U.S. Treasury securities	3,015	—	(6)	3,009
Commercial paper	425	—	(1)	424
Corporate notes and bonds	3,769	—	(15)	3,754
Total	$9,757	$—	$(29)	$9,728

The following table summarizes the maturities of the Company’s debt securities classified as available-for-sale investments at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than 1 year	$—	$—	$9,757	$9,728
Total	$—	$—	$9,757	$9,728

There were no material proceeds (including principal paydowns), or realized gains or losses from sales of debt securities available-for-sale for the three and nine months ended September 30, 2023 and 2022. The Company determines gains and losses on marketable securities based on specific identification of the securities sold. No material balances were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022. No losses on debt securities available-for-sale have been recognized in income for the three and nine months ended September 30, 2023 and 2022, as the issuers of such securities were of high credit quality.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at September 30, 2023 and December 31, 2022 was $1.0 million and $0.9 million, respectively.

Unrealized gains or losses on equity securities recorded in income during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unrealized (gain) loss on equity investments	$29	$50	$(61)	$206

These unrealized gains or losses are recorded as a component of other (expense) income, net. There were no realized gains or losses from equity securities for each of the three and nine months ended September 30, 2023 and 2022.

NOTE 6. INVENTORY

Inventories consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$1,392	$1,827
Work in process	504	2,115
Finished goods	1,657	1,252
	$3,553	$5,194

During the three and nine months ended September 30, 2023, the Company recorded a charge of $1.2 million to write-down excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products. This write-down primarily reduced the value of work in process inventory as of September 30, 2023.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment	$3,673	$3,551
Technical equipment	3,246	3,236
Facilities	3,687	3,663
Instruments	2,965	3,735
Capital projects in progress	111	114
Total property and equipment	$13,682	$14,299
Accumulated depreciation	(11,073)	(10,821)
Property and equipment, net	$2,609	$3,478

Depreciation expense for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$315	$381	$1,023	$1,284

Instruments at cost and related accumulated depreciation where the Company is the lessor under operating leases consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Instruments at cost under operating leases	$2,129	$2,585
Accumulated depreciation on operating leases	(1,223)	(1,209)
Net property and equipment under operating leases	$906	$1,376

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue, consisting of amounts received for products and services not yet delivered or earned, was as follows as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Products and services not yet delivered	$596	$547

We recognized $0.2 million of revenue that was included in the beginning contract liabilities balances for each of the three months ended September 30, 2023 and 2022 and $0.5 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2023, $5.7 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between two and four year terms and revenue is recognized as reagents are shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide a one to four year term and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Commercial Agent Relationship with BD

The Company has entered into an exclusive commercial agreement with BD to act as the Company’s agent and representative. Exclusivity fees paid to the Company are amortized on a forecast basis as an offset to sales, general, and administrative expense. Agent fees paid to BD correspond with periodic sales and are expensed to sales, general, and administrative expense. The following table presents this information for the three and nine months ended September 30, 2023 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2023
Exclusivity fees received	$—	$750
Amortized exclusivity fees	(108)	(750)
Agent fees incurred	271	782
Net expense	$163	$32

NOTE 9. CONVERTIBLE NOTES

Convertible Notes

The information presented in this section summarizes the data related to the Company’s convertible notes, which consisted of the 2.50% Notes as of December 31, 2022 and both the 2.50% Notes and the 5.00% Notes as of September 30, 2023.

The carrying value of the convertible notes at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Outstanding principal at par	$66,944	$56,595
Debt premium	5,641	—
Unamortized debt discount	(35,744)	—
Unamortized debt issuance costs	(2,788)	(182)
Net carrying amount	$34,053	$56,413

At September 30, 2023 and December 31, 2022 the convertible notes were classified as follows (in thousands):

	September 30,	December 31,
	2023	2022
Current portion of convertible notes	$726	$56,413
Convertible notes, non-current	33,327	—
Total convertible notes	$34,053	$56,413

Interest expense related to convertible notes during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual coupon interest	$838	$79	$1,730	$1,528
Amortization of premium, discount and issuance costs, net	1,367	121	2,060	386
Total interest expense on convertible notes	$2,205	$200	$3,790	$1,914

Gain (loss) on extinguishment of exchanged convertible notes during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on extinguishment	$51	$—	$(6,499)	$3,565

2.50% Convertible Senior Notes due 2023 (the “2.50% Notes”)

On March 27, 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Notes. In connection with the offering of the 2.50% Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the 2.50% Notes on the same terms and conditions. On April 4, 2018 the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The 2.50% Notes matured on March 15, 2023.

As of September 30, 2023, approximately $0.7 million aggregate principal amount of 2.50% Notes remains outstanding and in default accruing interest at 2.5% per annum. The Company continues to accrue interest on the remaining outstanding notes. As of September 30, 2023, the amount of accrued interest on these notes is immaterial.

The Company incurred issuance costs related to the issuance of the 2.50% Notes which were amortized over the five-year contractual term of the 2.50% Notes using the effective interest method. The effective interest rate on the 2.50% Notes, including accretion of the 2.50% Notes to par was 3.2%.

Holders had the option to convert the 2.50% Notes in multiples of $1,000 principal amount at any time prior to December 15, 2022, but only in the following circumstances:

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

At any time on or after December 15, 2022, and prior to the maturity date, a holder could have converted its 2.50% Notes in multiples of $1,000 principal amount. Holders of the 2.50% Notes who convert their 2.50% Notes in connection with a make-whole fundamental change (as defined in the 2.50% Notes Indenture) were, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change or event of default prior to the maturity date for the 2.50% Notes, holders, subject to certain conditions, had the right, at their option, to require the Company to repurchase for cash all or part of the 2.50% Notes at a repurchase price equal to 100% of the principal amount of the 2.50% Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. None of the remaining 2.50% Notes outstanding as of September 30, 2023, are convertible pursuant to their original terms.

The carrying value of the 2.50% Notes at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Outstanding principal at par	$726	$56,595
Unamortized debt issuance	—	(182)
Net carrying amount	$726	$56,413

At September 30, 2023 and December 31, 2022 the 2.50% Notes were classified as follows (in thousands):

	September 30,	December 31,
	2023	2022
Current portion of convertible notes	$726	$56,413
Convertible notes, non-current	—	—
Total convertible notes	$726	$56,413

Interest expense for the 2.50% Notes during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual coupon interest	$5	$79	$562	$1,528
Amortization of debt issuance costs	—	121	182	386
Total interest expense on 2.50% Notes	$5	$200	$744	$1,914

Forbearance Agreement

On March 9, 2023, the Company entered into the Forbearance Agreement, which became effective on March 13, 2023, with the Ad Hoc Noteholder Group holding approximately 85% of the Company’s outstanding 2.50% Notes, the Trustee and any other owner of the 2.50% Notes who executed and delivered to the Company a joinder to the Forbearance Agreement (collectively with the Trustee and Ad Hoc Noteholder Group, the “Counterparties”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the 2.50% Notes Indenture in connection with certain events of default under the 2.50% Notes Indenture, such as (i) failure to timely pay in full the principal of any 2.50% Note when due and payable on March 15, 2023, (ii) failure to pay any interest on any 2.50% Note when due and payable, (iii) failure to convert any 2.50% Notes, (iv) default under any agreement with outstanding indebtedness for money borrowed in excess of $15.0 million and (v) any other breach, default or event of default under the 2.50% Notes Indenture arising from the failure of the Company to timely pay in full the principal of any 2.50% Note when due and payable on the maturity date for the 2.50% Notes. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on April 21, 2023, the date of the Restructuring Support Agreement.

The holders of the 2.50% Notes that joined the Forbearance Agreement received a fee (the “Forbearance Premium”) equal to $5.00 per $1,000 principal amount of the 2.50% Notes held by such party, by executing and delivering a joinder to the Forbearance Agreement to the Company. During the nine months ended September 30, 2023 the Ad Hoc Noteholder Group received $0.2 million in Forbearance Premiums were capitalized and amortized as interest expense during the period commencing on March 13, 2023 through March 31, 2023.

Restructuring Support Agreement and June 2023 Exchange Transaction

On April 21, 2023, the Company entered into the Restructuring Support Agreement with certain holders of the 2.50% Notes, the holder of the Secured Note and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure. On June 9, 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement whereby the Company (i) exchanged approximately $55.9 million aggregate principal amount of the 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022, for $1.0 million; (ii) issued and sold an additional $10.0 million aggregate principal amount of 5.00% Notes; (iii) repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock; (iv) issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock; (v) amended the March 2022 Securities Purchase Agreement (as defined in Note 17) and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and (vi) entered into a new securities purchase agreement with the Schuler Trust pursuant to which the Schuler Trust is required, prior to December 15, 2023, to either purchase an aggregate of $10 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10 million, at the Company’s option. See Note 10, Long-Term Debt Related-Party, Note 17, Stockholders' Equity and Note 18, Related-Party Transactions for additional information.

The exchange agreement described above (the “June 2023 Exchange Transaction”) was accounted for as an extinguishment which resulted in the $56.9 million in aggregate principal of the 5.00% Notes replacing the $55.9 million aggregate principal of the 2.50% Notes and the $1.0 million of accrued interest expense. The 5.00% Notes were recorded at fair value on initial measurement, while the $55.9 million aggregate principal of 2.50% Notes and the $1.0 million of related accrued interest expense was retired. During June 2023, the extinguishment of the 2.50% Notes resulted in a loss of $6.6 million. See further discussion of the 5.00% Notes below.

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

On March 21, 2022 the 2022 Obligation to Exchange $14.0 million of 2.50% Notes was accounted for as an extinguishment and was replaced by new notes with an embedded feature (the “2022 New Notes”). The 2022 New Notes were elected to be carried using the fair value option. The 2022 New Notes were recorded at fair value on initial measurement and remeasured at fair value (“mark to market”) at each reporting period with changes in fair value reported in other income and expense, net. This fair value election was exclusive to the 2022 New Notes and did not extend to other 2.50% Notes. As of September 30, 2023 and 2022 none of the 2.50% Notes were carried using the fair value option.

During the nine months ended September 30, 2022, the holder of the 2.50% Notes exchanged approximately $14.0 million in aggregate principal amount of 2.50% Notes held by the holder for approximately 1.1 million shares of the Company's common stock pursuant to the March 2022 Exchange Agreement. The legal exchange of these 2.50% Notes resulted in a gain of $3.6 million during the nine months ended September 30,

2022. The Company’s common stock was determined to have a fair value of $10.2 million, which was recorded to contributed capital during the nine months ended September 30, 2022.

August 2022 Exchange Transaction

On August 15, 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Schuler Trust, as discussed in Note 10, Long-Term Debt Related-Party. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) the Warrant to acquire the Company’s common stock.

The transaction qualified as an extinguishment of debt. Under extinguishment accounting, these 2.50% Notes were derecognized and the new instruments, which include the Secured Note and the Warrant, were recorded at their fair values. The Secured Note included various features that were advantageous to the Company, including a lower interest rate compared to current market rates and a share conversion feature. There were no other negotiating parties that had similar terms or economic outcomes. As such, the exchange was considered not to be an arm’s length transaction, and therefore the resulting gain was accounted for as a capital transaction. The net carrying amount of the extinguished 2.50% Notes was $49.6 million. The estimated fair values of the Secured Note and the Warrant on August 15, 2022 were $16.0 million and $3.8 million, respectively, which resulted in a net gain of $29.8 million that was recorded to contributed capital. See Note 18, Related-Party Transactions and Note 10, Long-Term Debt Related-Party for additional information.

Closing of Prepaid Forward

In connection with the initial offering of the 2.50% Notes, the Company entered into a prepaid forward stock repurchase transaction (the “Prepaid Forward”) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $45.1 million of the proceeds from the offering of the 2.50% Notes to pay the prepayment amount. The aggregate number of our common stock underlying the Prepaid Forward was approximately 0.2 million shares (based on the sale price of $24.25). On March 24, 2023, approximately 0.2 million shares of common stock were returned to the Company pursuant to our agreement with the counterparty. On March 27, 2018 and forward, these shares purchased under the Prepaid Forward were treated as treasury stock in the condensed consolidated balance sheets (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes.

5.00% Convertible Senior Notes due 2026 (the “5.00% Notes”)

As described above, on June 9, 2023, the Company entered into the June 2023 Exchange Transaction with holders of the 2.50% Notes. The June 2023 Exchange Transaction was accounted for as an extinguishment which resulted in the 5.00% Notes replacing the 2.50% Notes and associated accrued interest expense. The 5.00% Notes were recorded at fair value on initial measurement. In addition the Company issued an additional $10.0 million aggregate principal amount of 5.00% Notes, for cash proceeds with certain existing note holders. Following the June 2023 Exchange Transaction and the additional issuance of 5.00% Notes, the 5.00% Notes had an aggregate principal amount of $66.9 million and a maturity date of December 15, 2026 (the “Maturity Date”).

The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company pays interest on the 5.00% Notes by payment-in-kind (“PIK”), through the issuance of additional 5.00% Notes (“PIK Notes”). The amount is paid to holders by increasing the principal amount of each outstanding 5.00% Note by an amount equal to the interest payable for the applicable interest period. The Company calculates PIK interest semi-annually on June 15 and December 15, on a compound basis based on the stated rate of 5.00%. The PIK Notes also incur interest at a rate of 5.00% per annum.

The 5.00% Notes are secured by substantially all of the assets of the Company and its subsidiaries.

Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a make-whole fundamental change (as defined in the indenture governing the 5.00% Notes (the “5.00% Notes Indenture”)) are, under certain circumstances, entitled to an increase in the conversion rate. If a fundamental change occurs at any time prior to the Maturity Date, each holder will have the right, at such holder’s option, to require the Company to repurchase for cash all of such holder’s 5.00% Notes, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

Redeeming the 5.00% Notes before June 15, 2025 could trigger a make-whole fundamental change as described above. On or after June 15, 2025 the Company may, at its option, redeem for cash all or a portion of the 5.00% Notes. If the Company does not redeem 100% of the 5.00% Notes then the redeemed amount is subject to minimums as outlined in the 5.00% Notes Indenture.

Each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. The Company cannot require the holders of the 5.00% Notes to convert at any time, but the holders can convert up to the Maturity Date. Effective October 18, 2023, the initial conversion rate was to be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the 5.00% Notes Indenture) and $7.20 (if such difference is a positive number), provided that in no event will the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock (the “Conversion Option”). On October 18, 2023, the Company evaluated the conversion rate per the terms outlined above and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes.

The number of shares of common stock issuable upon conversion of the 5.00% Notes based on the initial conversion rate (and after the conversion rate was fixed on October 18, 2023) is 9.2 million shares.

The Conversion Option provides the Company with a choice of cash, shares or combination settlement. Management determined the Conversion Option met the derivative bifurcation criteria under ASC 815 at inception through October 17, 2023, the date at which the conversion rate became fixed. During that period the derivative instrument was bifurcated and adjusted to fair value through earnings, using Level 3 inputs, at each reporting date with a final mark-to-market adjustment once the Conversion Option became fixed at the end of the day on October 17, 2023 and no longer met the bifurcation criteria.

The derivative financial instrument activity for the three and nine months ended September 30, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$42,786	$—	$—	$—
Initial measurement	—	—	38,160	—
Extinguishment	(380)	—	(380)	—
Change in value - gain	(16,808)	—	(12,182)	—
Ending balance	$25,598	$—	$25,598	$—

Under ASC 470-50-40, the June 2023 Exchange Transaction qualified as an extinguishment of debt. Under extinguishment accounting, the 2.50% Notes were derecognized and the new instruments, which included the 5.00% Notes and the Conversion Option derivative, were recorded at their respective fair values. The 5.00% Notes represent an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the 5.00% Notes on June 9, 2023, the initial measurement, date was $38.2 million, which included a $6.0 million debt premium.

The fair value of the Conversion Option derivative liability of $38.2 million as of the transaction date was recorded as a debt issuance discount at inception on June 9, 2023. The Company also incurred issuance costs of $3.0 million. The debt premium, debt discount and debt issuance costs will be amortized using the effective interest method over the 3.5 year contractual term of the 5.00% Notes. The effective interest rate on the 5.00% Notes is 27.30%.

August 2023 Conversions

In August 2023, certain holders of 5.00% Notes converted portions of their aggregate principal amount of their 5.00% Notes for shares of common stock (the “August 2023 Conversions”). Per the terms described above as part of the Conversion Option, the note holders opted to convert portions of their 5.00% Notes, at a conversion rate of 138.88889 shares of common stock per $1,000 principal amount. Through the August 2023 Conversions, the note holders of the 5.00% Notes converted approximately $0.7 million of aggregate principal for approximately 0.1 million shares of the Company’s common stock.

Under ASC 470-50-40, the August 2023 Conversions qualified as an extinguishment. The conversion of 5.00% Notes included the bifurcated Conversion Option classified as a derivative liability. Both the 5.00% Notes and the derivative liability were derecognized at their carrying amounts and the common stock was measured at its then-current fair value, with the difference recorded as a gain on the extinguishment of the two separate liabilities.

The net carrying value of the 5.00% Notes derecognized as part of the August 2023 Conversions was $0.3 million. The carrying amount of the derivative liability, which was carried at fair value, derecognized as part of the August 2023 Conversions was $0.4 million. The August 2023 Conversions resulted in a gain on extinguishment of debt of $0.1 million, for the three and nine months ended September 30, 2023. The 0.1 million shares of common stock issued in connection wth the August 2023 Conversions was determined to have a value of $0.7 million which was recorded to contributed capital.

The carrying value of the 5.00% Notes at September 30, 2023 and December 31, 2022 was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Outstanding principal at par	$66,218	$—
Debt premium	5,641	—
Unamortized debt discount	(35,744)	—
Unamortized debt issuance	(2,788)	—
Net carrying amount	$33,327	$—

The net carrying amount of $33.3 million is recorded as a non-current liability as of September 30, 2023.

Interest expense for the 5.00% Notes during the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual coupon interest	$833	$—	$1,168	$—
Amortization of premium, discount and issuance costs, net	1,367	—	1,878	—
Total interest expense on 5.00% Notes	$2,200	$—	$3,046	$—

As of September 30, 2023, the Company has recorded $1.2 million of accrued interest related to the 5.00% Notes.

Future principal payments on the 5.00% Notes as of September 30, 2023 are as follows (in thousands):

Remainder of 2023	$—
2024	—
2025	—
2026	78,124
Total including PIK interest, before unamortized discount and issuance costs	$78,124
Less: unaccrued PIK interest	(11,905)
Less: unamortized discount and deferred issuance costs	(32,892)
Convertible notes, non-current	$33,327

Fair Value of the 5.00% Notes

The 5.00% Notes were measured at fair value on the issuance date of June 9, 2023 and will be subsequently measured at fair value for disclosure purposes using Level 3 inputs. As of September 30, 2023, the 5.00% Notes are carried at amortized cost with an estimated fair value of $37.0 million.

The discounted cash flow analysis consisted of the following steps:

•The Company modeled the PIK interest of the 5.00% Notes through the Maturity Date;

•The Company used a discount rate of 25%, which is consistent with the typical venture capital discount rate; and

•The Company discounted the PIK interest and principal payments to determine the value of the 5.00% Notes without the Conversion Option

The table below summarizes the significant inputs used to estimate the fair value of the 5.00% Notes as of September 30, 2023:

	September 30,	June 9,
	2023	2023
Coupon rate	5.00%	5.00%
Term (years)	3.2	3.5
Volatility	55.00%	55.00%
Risk-free rate	4.78%	4.15%
Discount yield	25.00%	25.00%
Discount factor	47.00%	44.00%

The volatility used to estimate the fair value of the 5.00% Notes is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

See Note 4, Fair Value of Financial Instruments for additional information.

Fair Value of Conversion Option

The Company’s Conversion Option is classified as a derivative financial instrument and carried at fair value using Level 3 inputs. To determine the fair value of the Conversion Option, the Company calculated the difference in the value of the 5.00% Notes with and without the Conversion Option. The estimated fair value of the Conversion Option as of September 30, 2023 was $25.6 million. The fair value of the Conversion Option was estimated using a Monte Carlo simulation. For each path, the Company simulated the stock price over time such that:

•The Company determined the 60-day average stock price to calculate the conversion price.

•At each date after the call option start date, the Company used a Tsiveriotis and Fernandes model to determine the continuation value and compare it to a call price. If the continuation value exceeds the call price, the Company assumed exercise of the call option. When the call option is exercised, the holders will receive the maximum of the conversion value or the call price.

•The valuation also considered the reset conversion price as well as the accrued PIK, the Company determined whether the holder elects to convert the 5.00% Notes at the Maturity Date for the simulation paths where the 5.00% Notes has not been called prior to such date.

The table below summarizes the significant inputs used to estimate the fair value of the Conversion Option as of September 30, 2023 and June 9, 2023:

	September 30,	June 9,
	2023	2023
Stock price	$5.75	$7.40
Initial conversion price	$7.20	$7.20
Conversion cap	$8.30	$8.30
Term (years)	3.2	3.5
Time to call (years)	1.7	2.0
Volatility	55.00%	55.00%
Risk-free rate	4.78%	4.15%
Discount yield	25.00%	25.00%

The volatility used to estimate the fair value of the Conversion Option is an unobservable input, because volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

See Note 4, Fair Value of Financial Instruments for additional information.

NOTE 10. LONG-TERM DEBT RELATED-PARTY

On August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange (the “August 2022 Exchange Transaction”) with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock at an exercise price of $21.20 per share (the “Warrant”).

The Secured Note had a scheduled maturity date of August 15, 2027 and was repayable upon written demand at any time on or after such date. The Company could, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $21.20. The Secured Note bore interest at a rate of 5.00% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. The Secured Note was secured by substantially all of the assets of the Company, subject to customary exceptions and limitations, pursuant to a security agreement, dated as of August 15, 2022. The Secured Note did not restrict the incurrence of future indebtedness by the Company but will become subordinated in right of payment and lien priority upon the request of any future senior lender.

On August 15, 2022, the August 2022 Exchange Transaction qualified as an extinguishment of debt. Under extinguishment accounting, the 2.50% Notes exchanged by the Schuler Trust were derecognized and the new Secured Note and the Warrant were issued and recorded at their fair values. The estimated fair value of the Secured Note on August 15, 2022 was $16.0 million. This valuation estimated an issuance discount of $18.9 million. The effective interest rate on the Secured Note was 24.60%.

In June 2023, the Company fully extinguished the Secured Note by exchanging the Secured Note for shares of the Company’s common stock in connection with the Restructuring Transactions as discussed further below.

The carrying value of the Secured Note at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Outstanding principal	$—	$34,934
Unamortized debt issuance discount	—	(18,076)
Net carrying amount	$—	$16,858

Interest expense in connection with the Secured Note during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest	$—	$220	$784	$220
Amortization of the debt discount	—	275	1,034	275
Total interest expense	$—	$495	$1,818	$495

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

Under ASC 470-50-40, the transaction qualified as an extinguishment of debt. The reacquisition price of the extinguished debt was determined as the fair value of the common stock issued. The closing price of the Company’s common stock on June 9, 2023, the date of the extinguishment, was $7.40 and was used to estimate the fair value of the common stock issued which was $25.4 million, while the carrying amount of the Secured Note and associated accrued interest being extinguished was $19.3 million. This resulted in a net loss on extinguishment of $6.1 million, which was recorded to loss on extinguishment of debt with related party on the on the condensed consolidated statements of operations.

Warrant

The Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrant. The Warrant is exercisable for up to 247,171 shares of common stock, at an exercise price of $21.20 per share. The Warrant meets the criteria for classification in stockholders’ equity and was initially measured at its fair value and recorded in equity as contributed capital.

NOTE 11. EARNINGS (LOSS) PER SHARE

The weighted average number of common shares outstanding used to calculate basic and diluted earnings (loss) per share, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average shares outstanding	14,433	8,701	11,777	7,705
Effect of potentially dilutive RSUs	120	—	—	—
Diluted weighted average common shares outstanding	14,553	8,701	11,777	7,705

The following potentially issuable common shares were not included in the computation of diluted earnings (loss) per share because they would have an anti-dilutive effect for each of the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares issuable upon the release of RSUs	1,193	462	1,313	462
Shares issuable upon exercise of stock options	379	567	379	567
Shares issuable upon the exercise of the Warrant	247	247	247	247
	1,819	1,276	1,939	1,276

As discussed in Note 9, Convertible Notes, each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a make-whole fundamental change (as defined in the 5.00% Notes Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. The number of shares of common stock issuable upon conversion of the 5.00% Notes as of September 30, 2023 and based on the final October 18, 2023 conversion rate is 9.2 million shares as of September 30, 2023, which is convertible at the holders’ option. These shares were not included in the computation of diluted earnings (loss) per share because they would have an anti-dilutive effect for each of the three and nine months ended September 30, 2023.

As discussed in Note 17, Stockholders' Equity, Pursuant to the Schuler Purchase Obligation, the Schuler Trust is required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million at the public offering stock price. If the Company elects to conduct a public offering of common stock and other investors purchase less than $10.0 million shares of common stock by December 15, 2023, the Schuler Trust will have the obligation to purchase $10.0 million shares of common stock at the public offering stock price, less the amount of common stock purchased by other investors, and will have the right to purchase additional shares of common stock such that the total amount of common stock is equal to $10.0 million of shares of common stock. If the Company elects to conduct a public offering of common stock and other investors purchase $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust will have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering stock price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock. These shares were not included in the computation of diluted earnings (loss) per share because they would have an anti-dilutive effect for each of the three and nine months ended September 30, 2023.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2023	540,732	$146.03
Granted	10,000	5.10
Forfeited	(10,979)	82.65
Exercised	—	—
Expired	(160,475)	135.82
Options outstanding September 30, 2023	379,278	$148.47

The following table shows summary information for outstanding options and options that are exercisable (vested) as of September 30, 2023:

	Options Outstanding	Options Exercisable
Number of options	379,278	313,234
Weighted average remaining contractual term (in years)	5.31	4.92
Weighted average exercise price	$148.47	$161.19
Weighted average fair value	$90.28	$96.99
Aggregate intrinsic value (in thousands)	$—	$—

The following table summarizes RSU and restricted stock award activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2023	435,488	$42.91
Granted	1,305,220	7.14
Forfeited	(79,577)	42.39
Released	(347,740)	28.73
Outstanding September 30, 2023	1,313,391	$11.15

The table below summarizes equity-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$58	$167	$247	$570
Research and development	269	151	1,130	1,052
Sales, general and administrative	1,488	911	2,646	6,557
	$1,815	$1,229	$4,023	$8,179

The table below summarizes share-based compensation cost capitalized to inventory for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost capitalized to inventory	$17	$69	$126	$186

As of September 30, 2023, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $0.6 million and $8.2 million, respectively. This is expected to be recognized over the years 2023 through 2028.

Included in the above-noted RSU and restricted stock award outstanding amounts are performance-based RSUs which vest only upon the achievement of certain targets. Performance-based RSUs contingently vest over a period of 1 to 3 years, depending on the nature of the performance goal. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

During 2021, the Company granted performance-based RSUs of which 10,330 were outstanding as of September 30, 2023. No activity occurred during the nine months ended September 30, 2023, and the targets associated with the performance-based RSUs are not considered probable of being achieved. No share-based compensation cost was recorded for the performance-based RSUs for the nine months ended September 30, 2023 and 2022.

2022 Omnibus Equity Incentive Plan

At the Company’s 2023 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s 2022 Omnibus Equity Incentive Plan increasing the number of shares of common stock reserved and available for grant under the plan by 1.6 million, resulting in a total of 3.0 million reserved shares as of September 30, 2023.

NOTE 13. INCOME TAXES

For the nine months ended September 30, 2023, the Company recorded a $0.3 million tax expense related to its foreign operations. The Company’s tax expense for the nine months ended September 30, 2023 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $48.3 million, as no tax benefits were recorded for current year tax losses generated in the U.S. and other foreign jurisdictions. At September 30, 2023, the Company had deferred tax assets primarily related to U.S. Federal and state tax loss carryforwards and a deferred tax liability related to the Company’s convertible notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

For the three months September 30, 2023, the Company recorded $0.1 million of tax expense related to an uncertain tax position in a foreign jurisdiction. The Company recorded no US Federal and state income taxes as it generated tax losses for the nine months ended September 30, 2023 for which a tax benefit is not recorded.

The Company’s policy is to record interest and penalties associated with reserves for uncertain tax positions as a component of income tax expense. As of September 30, 2023, the Company has not recorded interest or penalties associated with its uncertain tax positions. As of September 30, 2023, the Company has unrecognized tax benefits of $13.7 million. If recognized, $0.1 million of unrecognized tax benefits would impact the Company’s effective tax rate. The Company does not anticipate that its reserve for uncertain tax positions will change significantly within the next 12 months. The Company’s US Federal and state tax returns are generally open to examination for all periods due to its net operating losses. The Company’s foreign tax returns are generally open to examination for a period of four years following the date such tax returns were filed. The Company is not currently under examination by any tax authority.

The following represents the total amount of unrecognized tax benefits as of September 30, 2023 (in thousands):

Balance as of December 31, 2022	$13,596
Increases for nine months ending September 30, 2023	131
Balance as of September 30, 2023	$13,727

Australia Research and Development (R&D) Tax Incentive

The Australian government offers an R&D tax incentive to help companies conducting eligible R&D activities in Australia in the form of refundable tax credit if certain conditions are met. Management assesses the Company’s R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime. Annually, management estimates the refundable tax credit available to the Company based on available information and submits an application to the Australian tax authority for R&D credit approval. The Company recognizes the refundable R&D tax credit when there is reasonable assurance that the terms have been met, income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured. The refundable R&D tax credit is recorded as a reduction to research and development expense in the condensed consolidated statements of operations when the aforementioned criteria are met. In July 2023, the Company received a $1.1 million refundable R&D tax credit for its R&D activities conducted in 2022. The Company provided for a full reserve against the refundable R&D tax credit as sustainability of the credit upon potential examination by the Australian tax authority is uncertain. The Company does not currently believe it is probable that any penalties or interest would be assessed to the extent that the credit is not sustained.

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

As of September 30, 2023, the commitment remains $11.9 million as the Company has only taken immaterial deliveries of inventory.

NOTE 15. LEASES

The following presents supplemental information related to our leases in which we are the lessee for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$251	$219	$704	$712
Financing cash flows from finance leases	$816	$684	$1,357	$1,109
ROU assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$—	$—
Finance leases	$—	$—	$200	$2,760
Lease Cost:
Operating leases	$242	$254	$735	$818
Finance leases	$284	$240	$816	$462
Short-term leases	$18	$26	$60	$67

The weighted average remaining lease term on our operating leases is 1.8 years. The weighted average discount rate on those leases is 7.1%. The weighted average remaining lease term on our finance leases is 1.6 years. The weighted average discount rate on those leases is 5.9%.

The following presents maturities of lease liabilities in which we are the lessee as of September 30, 2023 (in thousands):

	Operating	Finance
Remainder of 2023	$264	$88
2024	1,051	784
2025	583	86
2026	—	36
2027	—	—
Thereafter	—	—
Total lease payments	1,898	994
Less imputed interest	(118)	(256)
	$1,780	$738

The net investment in sales-type leases, where we are the lessor, is a component of other current assets and other non-current assets in our condensed consolidated balance sheets. As of September 30, 2023, the total net investment in these leases was $2.1 million. The following presents maturities of lease receivables under sales-type leases as of September 30, 2023 (in thousands):

Remainder of 2023	$382
2024	1,202
2025	603
2026	328
2027	46
Thereafter	—
Total undiscounted cash flows	$2,561
Less imputed interest	—
Allowances	(414)
Present value of lease payments	$2,147

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 12% and 14% for each of the three and nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, balances due from foreign customers, in U.S. dollars, were $0.7 million and $0.6 million, respectively.

The following presents total net sales by geographic territory for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Domestic	$2,916	$2,551	$7,951	$8,390
Foreign	383	409	1,081	1,390
	$3,299	$2,960	$9,032	$9,780

The following presents total net sales by line of business for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accelerate Pheno revenue	$3,264	$2,933	$8,929	$9,669
Other revenue	35	27	103	111
	$3,299	$2,960	$9,032	$9,780

The following presents total net sales by products and services for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Products	$2,930	$2,532	$7,939	$8,554
Services	369	428	1,093	1,226
	$3,299	$2,960	$9,032	$9,780

Lease revenue included in net sales was $0.7 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million for each of the nine months ended September 30, 2023 and 2022.

The following presents property and equipment, net by geographic territory (in thousands):

	September 30,	December 31,
	2023	2022
Domestic	$2,333	$3,120
Foreign	276	358
	$2,609	$3,478

NOTE 17. STOCKHOLDERS' EQUITY

August 2022 Exchange Transaction

As discussed in Note 9, Convertible Notes and Note 10, Long-Term Debt Related-Party, on August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) the Warrant to acquire the Company’s common stock. The gain from the extinguishment of the 2.50% Notes was treated as a capital transaction. The net gain on extinguishment recorded to contributed capital during the three months ended September 30, 2022, was $29.8 million.

The Warrant met the criteria for classification in stockholders’ equity and was recorded in contributed capital at fair value of $3.8 million on August 15, 2022.

August 2022 Public Offering

On August 23, 2022, the Company completed a public offering of 1.8 million shares of its common stock at a public offering price of $20.00 per share. The Company received net proceeds of approximately $32.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

March 2022 Exchange Transaction

During the nine months ended September 30, 2022, a holder of the 2.50% Notes exchanged approximately $14.0 million in aggregate principal amount of 2.50% Notes held by the holder for approximately 1.1 million shares of the Company’s common stock pursuant to the March 2022 Exchange Agreement. The Company’s common stock was determined to have a value of $10.2 million, which was recorded to contributed capital during the nine months ended September 30, 2022. See Note 9, Convertible Notes for additional information.

Conversion of Series A Preferred Stock to Common Stock

On September 22, 2021, the Company entered into a securities purchase agreement (the “September 2021 Securities Purchase Agreement”) with the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC (collectively, the “Schuler Purchasers”) for the issuance and sale by the Company of an aggregate of approximately 4.0 million shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”). Pursuant to the September 2021 Securities Purchase Agreement, the Schuler Purchasers agreed to purchase the Series A Preferred Shares at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million which was recorded to contributed capital when it was received in 2022. Each share of Series A Preferred Shares was convertible, at the option of the holder, into one share of the Company’s common stock.

As discussed in Note 9, Convertible Notes, on June 9, 2023, the Schuler Purchasers exercised their right to convert a total of approximately 4.0 million shares of Series A Preferred Shares to approximately 4.0 million shares of the Company’s common stock, which were subsequently restated to approximately 0.4 million shares in conjunction with the Reverse Stock Split. All of the Company’s Series A Preferred Shares was converted into common stock and no Series A Preferred Shares was outstanding as of September 30, 2023. During the nine months ended September 30, 2023 the amounts associated with the Company’s Series A Preferred Shares was reclassified to common stock as presented on the statements of stockholders’ deficit.

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

The Company determined the amendment was a modification of a freestanding equity classified instrument financial instrument. The share price change from $16.40 to $8.20, with no changes to the total proceeds of $4.0 million, resulted in the Schuler Trust receiving approximately 0.2 million more shares than the Schuler Trust would have received prior to the modification. The closing price of the Company’s common stock on June 9, 2023, the date of the modification was $7.40 and was used to estimate the fair value of the additional common stock issued. The fair value of the additional shares issued was $1.8 million, which was recorded to loss on extinguishment of debt with related party on the condensed consolidated statements of operations.

Schuler Purchase Obligation

As discussed in Note 9, Convertible Notes, on June 9, 2023, the Company and the Schuler Trust entered into the Schuler Purchase Obligation. Pursuant to the Schuler Purchase Obligation, the Schuler Trust is required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million at the public offering stock price. If the Company elects to conduct a public offering of common stock and other investors purchase less than $10.0 million shares of common stock by December 15, 2023, the Schuler Trust will have the obligation to purchase $10.0 million shares of common stock at the public offering stock price, less the amount of common stock purchased by other investors, and will have the right to purchase additional shares of common stock such that the total amount of common stock is equal to $10.0 million of shares of common stock. If the Company elects to conduct a public offering of common stock and other investors purchase $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust will have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering stock price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

Management determined the Schuler Purchase Obligation met the criteria of a freestanding financial instrument at inception on June 9, 2023 through December 15, 2023, which is the date the Schuler Purchase Obligation expires. The Schuler Purchase Obligation is recorded as an asset at fair value and will be marked to market at each reporting period. At inception, on June 9, 2023 the value of the Schuler Purchase Obligation was $1.3 million, which was recorded to loss on extinguishment of debt with related party on the condensed consolidated statements of operations.

Changes in the fair value of the Schuler Purchase Obligation are recognized in gain (loss) on financial instruments, within the condensed consolidated statements of operations and comprehensive loss. The Schuler Purchase Obligation activity for the three and nine months ended September 30, 2023 and 2022 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$933	$—	$—	$—
Initial measurement	—	—	1,336	—
Change in value - gain	1,248	—	845	—
Ending balance	$2,181	$—	$2,181	$—

To determine the fair value of the Schuler Purchase Obligation, the Company used a Cox-Ross-Rubinstein binomial tree model to value the American put option. The table below summarizes the significant inputs used to estimate the fair value of the Schuler Purchase Obligation as of September 30, 2023 and June 9, 2023:

	September 30,	June 9,
	2023	2023
Stock price	$5.75	$7.40
Exercise price	$7.20	$7.20
Term (years)	0.21	0.52
Volatility	55.00%	55.00%
Risk-free rate	5.55%	5.38%
Fixed commitment purchase price (in thousands)	$10,000	$10,000
Number of Shares	1,387,949	1,387,949

The volatility used to fair value the Schuler Purchase Obligation is an unobservable input, because volatility is an estimate, there are a range of values that could be considered appropriate, which could impact the fair value reported.

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

August 2023 Conversions

As discussed in Note 9, Convertible Notes, during August 2023, certain note holders of 5.00% Notes at their option, converted portions of their 5.00% Notes, at a conversion rate of 138.88889 shares of common stock per $1,000 principal amount. During the three months ended September 30, 2023, such holders of 5.00% Notes converted approximately $0.7 million of aggregate principal for approximately 0.1 million shares of the Company’s common stock.

The August 2023 Conversions qualified as an extinguishment. The conversion of 5.00% Notes included a bifurcated conversion option classified as a derivative liability. Both the 5.00% Notes and the derivative liability were derecognized at their carrying amounts, and the common stock was measured at its then-current fair value, with the difference recorded as a gain on the extinguishment of the two separate liabilities. The 0.1 million shares of common stock issued in connection with the August 2023 Conversions was determined to have a value of $0.7 million which was recorded to contributed capital.

NOTE 18. RELATED-PARTY TRANSACTIONS

August 2022 Exchange Transaction

As discussed in Note 9, Convertible Notes, Note 10, Long-Term Debt Related-Party and Note 17, Stockholders' Equity, on August 15, 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for the Secured Note in an aggregate principal amount of $34.9 million and the Warrant to acquire the Company’s common stock. The net gain on extinguishment recorded as contributed capital during the nine months ended September 30, 2022 was $29.8 million.

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

Schuler Purchase Obligation

As discussed in Note 17, Stockholders' Equity, on June 9, 2023, the Company and the Schuler Trust entered into the Schuler Purchase Obligation. Pursuant to the Schuler Purchase Obligation, the Schuler Trust is required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million at the public offering stock price. If the Company elects to conduct a public offering of common stock and other investors purchase less than $10.0 million shares of common stock by December 15, 2023, the Schuler Trust will have the obligation to purchase $10.0 million shares of common stock at the public offering stock price, less the amount of common stock purchased by other investors, and will have the right to purchase additional shares of common stock such that the total amount of common stock purchased by the Schuler Trust equals $10.0 million of shares of common stock. If the Company elects to conduct a public offering of common stock and other investors purchase $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust will have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering stock price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

Schuler Trust Issuance Costs

As part of the Restructuring Transactions discussed in Note 9, Convertible Notes, the Company incurred and paid legal fees of $0.1 million on behalf of the Schuler Trust.

NOTE 19. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

Conversion Option Reset

Each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Effective October 18, 2023, the initial conversion rate was to be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the indenture governing the 5.00% Notes) and $7.20 (if such difference is a positive number), provided that in no event will the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock.

On October 18, 2023, the Company evaluated the conversion rate per the terms outlined above and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”) and 510(k) clearance for our Accelerate Arc Products (as defined in this Form 10-Q); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to our existing CE In Vitro Diagnostic Regulation (IVDR) registration; our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern and our belief that we do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q. In addition, all statements other than statements of historical facts that address activities, events, or developments the Company expects, believes, or anticipates will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including, among other things, volatility throughout the global economy and the related impacts to the businesses of our suppliers and customers, such as customer demand fluctuations, supply chain constraints and inflationary pressures, as well as difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in obtaining adequate capital resources to fund our operations. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”), the section entitled “Risk Factors” in this Form 10-Q and in the Company’s subsequent filings with the SEC. These forward-looking statements are also based on certain additional assumptions, including, but not limited to, that we will retain key management personnel; we will be successful in the commercialization of our products; we will obtain sufficient capital to commercialize our products and continue development of complementary products; we will be successful in obtaining marketing authorization for our products from the FDA and other regulatory agencies and governing bodies; we will be able to protect our intellectual property; our ability to respond effectively to technological change; our ability to accurately anticipate market demand for our products; and that there will be no material adverse change in our operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-Q speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our first system to address these challenges is the Accelerate Pheno® system. The Accelerate PhenoTest® BC Kit, which is the first test kit for the system, is indicated as an aid, in conjunction with other clinical and laboratory findings, in the diagnosis of bacteremia and fungemia, both life-threatening conditions with high morbidity and mortality risk. The device provides identification (“ID”) results followed by antibiotic susceptibility testing (“AST”) for certain pathogenic bacteria commonly associated with or causing bacteremia. This test kit uses genotypic technology to identify infectious pathogens and phenotypic technology to conduct AST, which determines whether live bacterial cells are resistant or susceptible to a particular antimicrobial. This information can be used by physicians to rapidly modify antibiotic therapy to lessen adverse events, improve clinical outcomes and help preserve the useful life of antibiotics.

In June 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE mark to the Accelerate Pheno system and the Accelerate PhenoTest BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo classification request to market the first version of our Accelerate Pheno system and Accelerate PhenoTest BC Kit.

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe and the Middle East. Consistent with our “razor” / “razor-blade” business model, revenue to date has principally been generated from the sale or leasing of the instruments, the sale of single use consumable test kits and service and maintenance agreements.

In July 2021, we launched our second test for use on the Accelerate Pheno system, the Accelerate PhenoTest BC Kit, AST configuration, for use by prospective customers who already have a rapid ID system but still need fast susceptibility results to support getting patients on an optimal antibiotic therapy as soon as possible. This test kit runs antibiotic susceptibility testing following the input of an ID result from another system or methodology. In August 2021, we announced that this new AST configuration had been CE marked for use in Europe. We are currently in discussions with the FDA regarding the optimal regulatory path for the Accelerate PhenoTest BC kit, AST configuration.

In March and May 2022, we announced the launch and commercialization of the Accelerate ArcTM system and BC Kit (“Accelerate Arc Products”). This instrument and associated one-time-use test kit automates the clean-up and concentration of microbial cells from positive blood culture samples. In May 2022, we also announced IVD registration of the Accelerate Arc system and BC Kit with the FDA as a Class I device exempt from FDA clearance requirements, and in June 2022 we received CE In Vitro Device Regulation (IVDR) registration for use in Europe.

In October 2022, we announced that we had been in discussions with the FDA regarding our Accelerate Arc Products. Pursuant to such discussions, the FDA has challenged our commercialization of the Accelerate Arc Products in the United States as Class I devices exempt from 510(k) clearance requirements. We continue to be in active dialogue with the FDA to determine the appropriate regulatory pathway. While these discussions are ongoing, we have put our United States sales and marketing efforts of Accelerate Arc Products on hold, and have continued to market and distribute the Accelerate Arc Products in Europe pursuant to its existing CE IVDR registration.

In August 2022, we entered into a sales and marketing agreement (as amended to date, the “Sales and Marketing Agreement”) with BD pursuant to which BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on our behalf as our exclusive sales agent for certain of our products, including the Accelerate Pheno system and Accelerate Arc Products. The Sales and Marketing Agreement also grants to BD rights to certain of our future products. We entered into the Sales and Marketing Agreement in order to leverage BD’s expansive global sales team, benefit from natural synergies between BD’s existing products and those from us, and reduce our sales and marketing expenses. The Company and BD subsequently agreed to modify certain terms of the Sales and Marketing Agreement in 2022 and in 2023.

We continue to invest in new product development to both enhance our existing products and bring new ones to market. Current research and development areas of focus include the potential addition, if authorized by the FDA, of new AST content to our Accelerate Pheno system, additional applications for our Accelerate Arc Products, and a next generation AST platform, which is being developed with the goal to have lower cost, higher throughput, and the capability to test a broader set of sample types when compared to our Accelerate Pheno system.

Supply Chain and Inflationary Environment

Our third party manufacturing supply chain for Accelerate Pheno systems and consumable test kits remains stable despite a high-degree of unpredictability in the broader supply chain environment. However, like many industries experiencing inflationary pressures in raw materials, the direct costs to manufacture our products have increased over the past several years.

For example, we have historically experienced unprecedented cost increases from many of our suppliers primarily as a result of labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components and value-add supplier labor. We believe that we currently have sufficient inventory of Accelerate Pheno system instruments. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all our suppliers to provide us with necessary materials and services at reasonable costs. See “Risk Factors - Risks Related to Our Business and Strategy - Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” in Part I, Item 1A of our 2022 Form 10-K for additional information.

Changes in Results of Operations: Three and nine months ended September 30, 2023 compared to three and nine months ended September 30, 2022

The Company has provided enhanced information in a tabular format which presents some of the captions presented on the statements of operations less the excess inventory write-down recognized in the current period and non-cash equity-based compensation expense. These figures are reconciled to the statements of operations and are intended to add additional clarity on the operating performance of the business. The Company believes providing such figures without the impact of the current period excess inventory write-down and non-cash equity-based compensation expense provides helpful information for investors in understanding and evaluating our operating results in the same manner as our management and our Board of Directors.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Net sales	$3,299	$2,960	$339	11%	$9,032	$9,780	$(748)	(8)%

For the three months ended September 30, 2023, net sales increased primarily as a result of higher sales of Accelerate PhenoTest instruments compared to the three months ended September 30, 2022.

For the nine months ended September 30, 2023, net sales decreased due to lower sales of Accelerate PhenoTest instruments compared to the nine months ended September 30, 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total cost of sales	$3,192	$2,381	$811	34%	$7,115	$7,318	$(203)	(3)%
Inventory write-down	1,184	—	1,184	100%	1,184	—	1,184	100%
Non-cash equity-based compensation as a component of cost of sales	58	167	(109)	(65)%	247	570	(323)	(57)%
Total cost of sales less inventory write-down and non-cash equity-based compensation	$1,950	$2,214	$(264)	(12)%	$5,684	$6,748	$(1,064)	(16)%

For the three months ended September 30, 2023, total cost of sales increased as compared to the three months ended September 30, 2022 as a result of an inventory write-down recorded in the period related to excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products.

For the nine months ended September 30, 2023, total cost of sales decreased as compared to the nine months ended September 30, 2022. This decrease is reflective of lower sales of Accelerate PhenoTest instruments and a decrease in non-cash equity-based compensation expense, partially offset by the excess inventory write-down taken during the current period.

Total cost of sales included non-cash equity-based compensation of $0.1 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. Non-cash equity-based compensation expense decreased for the three and nine months ended September 30, 2023 when compared to same periods in 2022, due to a decrease in the estimated fair value of awards being granted. Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when products are sold to customers, or when instruments under reagent rentals are amortized to cost of sales.

Total cost of sales less inventory write-downs and non-cash equity based compensation expenses decreased for the three months ended September 30, 2023 when compared to the same period in 2022. This decrease was the result of lower service contract-related costs, and lower net book values of instruments originally carried as operating rentals sold to customers as part of sales-type leases.

Total cost of sales less inventory write-downs and non-cash equity based compensation decreased for the nine months ended September 30, 2023 when compared to the same period in 2022. This decrease was primarily the result of lower sales of Accelerate PhenoTest instruments in the current year.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Gross profit	$107	$579	$(472)	(82)%	$1,917	$2,462	$(545)	(22)%
Inventory write-down	1,184	—	1,184	100%	1,184	—	1,184	100%
Non-cash equity-based compensation as a component of gross profit	58	167	(109)	(65)%	247	570	(323)	(57)%
Gross profit less inventory write-down and non-cash equity-based compensation	$1,349	$746	$603	81%	$3,348	$3,032	$316	10%

Gross profit for the three and nine months ended September 30, 2023 decreased compared to the three and nine months ended September 30, 2022. Overall gross margin was 3% and 20% for the three months ended September 30, 2023 and 2022, respectively, and 21% and 25% for the nine months ended September 30, 2023 and 2022, respectively. The primary driver of the reductions in gross margin and gross profit for the three and nine month periods was the third quarter 2023 excess inventory write-down discussed previously.

Gross profit excluding non-cash inventory write-down and equity-based compensation expenses for the three and nine months September 30, 2023, increased compared to the three and nine months ended September 30, 2022, due to reduced service related expenses, lower net book values of instruments sold to customers and reduced consumable manufacturing expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$6,996	$7,285	$(289)	(4)%	$19,783	$20,885	$(1,102)	(5)%
Non-cash equity-based compensation as a component of research and development	269	151	118	78%	1,130	1,052	78	7%
Research and development less non-cash equity-based compensation	$6,727	$7,134	$(407)	(6)%	$18,653	$19,833	$(1,180)	(6)%

Research and development expenses for the three and nine months ended September 30, 2023 decreased as compared to the three and nine months ended September 30, 2022, primarily due to decreases in third party development costs for the development of our next generation AST platform during the period.

Research and development expenses includes non-cash equity-based compensation of $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million for each of the nine months ended September 30, 2023 and 2022. As changes were immaterial from 2022 to 2023, these costs did not have a meaningful impact on period over period research and development expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales, general and administrative	$7,761	$8,255	$(494)	(6)%	$25,432	$30,422	$(4,990)	(16)%
Non-cash equity-based compensation as a component of sales, general and administrative	1,488	911	577	63%	2,646	6,557	(3,911)	(60)%
Sales, general and administrative less non-cash equity-based compensation	$6,273	$7,344	$(1,071)	(15)%	$22,786	$23,865	$(1,079)	(5)%

Sales, general and administrative expenses for the three and nine months ended September 30, 2023 decreased as compared to the three and nine months ended September 30, 2022, primarily due to decreases in employee-related expenses following the restructuring of the Company’s commercial sales team in consideration of the BD commercial partnership in the third quarter of 2022.

Sales, general and administrative expenses includes non-cash equity-based compensation of $1.5 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. Non-cash equity-based compensation expense increased for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to an increase in the number of RSUs granted during the period.

Sales, general and administrative expenses includes non-cash equity-based compensation of $2.6 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively. This decrease in non-cash equity-based compensation expense is primarily due to the reversal of non-cash equity-based compensation expense as a result of headcount reduction-related RSU forfeitures in the current year.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the three and nine months ended September 30, 2023 decreased compared to the three and nine months ended September 30, 2022, primarily due to decreases in other non-equity employee-related expenses following the commercial restructuring activities discussed above.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Loss from operations	$(14,650)	$(14,961)	$311	(2)%	$(43,298)	$(48,845)	$5,547	(11)%
Inventory write-down	1,184	—	$1,184	100%	1,184	—	$1,184	100%
Non-cash equity-based compensation as a component of loss from operations	1,815	1,229	$586	48%	4,023	8,179	$(4,156)	(51)%
Loss from operations less inventory write-down and non-cash equity-based compensation	$(11,651)	$(13,732)	$2,081	(15)%	$(38,091)	$(40,666)	$2,575	(6)%

For the three and nine months ended September 30, 2023, the losses from operations decreased as compared to the same periods in 2022. These decreases were driven by decreases in sales, general and administrative expenses and research and development expenses, partially offset by decreases in gross profit described above.

These losses and further losses are anticipated as a result of our continued investments in key research and development personnel and related costs associated with the development of our next generation AST platform and ongoing commercialization of our products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Total other income (expense), net	$15,691	$(935)	$16,626	(1,778)%	$(5,036)	$961	$(5,997)	(624)%

For the three months ended September 30, 2023, the Company reported other income, net compared to other expense, net for the three months ended September 30, 2022. This change is primarily due to the third quarter 2023 fair-value adjustment of the derivative liability related to our convertible notes, which resulted in a gain of $18.1 million.

For the nine months ended September 30, 2023, the Company reported other expense, net compared to other income, net for the nine months ended September 30, 2022. The Company consummated the Restructuring Transactions, which resulted in a loss on extinguishment of debt of $6.6 million and a loss on extinguishment of debt with related party of $6.8 million, which were offset by a gain of $13.0 million during the nine months ended September 30, 2023. The Company also incurred increased interest expense for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of the Restructuring Transactions.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Provision for income taxes	$(131)	$—	$(131)	100%	$(286)	$—	$(286)	100%

For the three months ended September 30, 2023, the Company recorded a provision for income taxes related to an uncertain tax position in a foreign jurisdiction.

For the nine months ended September 30, 2023, the Company also recorded a provision for income taxes as the Company reversed a receivable associated with an income tax refund recorded in a prior period.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $655.9 million as of September 30, 2023. During the nine months ended September 30, 2023, the Company had a net loss of $48.6 million and negative cash flows from operations of $32.4 million. The Company had a working capital deficit of $5.3 million as of September 30, 2023.

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

As of September 30, 2023, the Company had $21.2 million in cash and cash equivalents and investments, a decrease of $24.4 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations, and cash used for nonrecurring legal and professional services in connection with the Restructuring Transactions, partially offset by the proceeds from the issuance of the 5.00% Notes and the sale and issuance of common stock under the March 2022 Securities Purchase Agreement. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno system and development of complementary products and the Company’s next generation platform technology. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital. Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. See Note 9, Convertible Notes, Note 10, Long-Term Debt Related-Party and Note 17, Stockholders' Equity in Part I, Item 1 of this Form 10-Q for additional information.

While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, recent and anticipated future increases in federal fund rates set by the Federal Reserve, which serve as benchmark rates on borrowing and other general economic conditions may impact the cost of debt financing or refinancing existing debt.

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

As of September 30, 2023, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Material Cash Requirements	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations	$1,898	$264	$1,051	$583	$—	$—	$—
Purchase obligation 1)	11,884	—	—	—	—	11,884	—
Finance lease obligations	994	88	784	86	36	—	—
Deferred compensation	989	—	—	360	385	244	—
2.50% Notes	726	726	—	—	—	—	—
5.00% Notes 2)	66,218	—	—	—	66,218	—	—
5.00% Notes interest 3)	12,580	—	—	—	12,580	—	—
Total	$95,289	$1,078	$1,835	$1,029	$79,219	$12,128	$—

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of September 30, 2023 the commitment remains $11.9 million as the Company has not taken material delivery of any inventory.

2) Each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Effective October 18, 2023, the initial conversion rate was to be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the indenture governing the 5.00% Notes (the “5.00% Notes Indenture”)) and $7.20 (if such difference is a positive number), provided that in no event will the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. The Company cannot require the holder of the 5.00% Notes to convert at any time. On October 18, 2023, the Company evaluated the conversion rate per the terms outlined above and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes.

3) The 5.00% Notes bears interest at a rate of 5.00% per annum. The Company will pay interest on the 5.00% Notes by payment-in-kind, by the issuance of additional 5.00% Notes. The amount will be payable to holders by increasing the principal amount of each outstanding 5.00% Note by an amount equal to the interest payable for the applicable interest period.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or collection of the exclusivity fee from BD in accordance with the exclusive commercial agreement entered into with BD.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

Cash Flow Summary
	Nine Months Ended September 30,
	(in thousands)
	2023	2022	$ Change
Net cash used in operating activities	$(32,441)	$(39,178)	$6,737
Net cash provided by investing activities	8,770	6,575	2,195
Net cash provided by financing activities	8,912	31,756	(22,844)

Cash flows from operating activities

During the nine months ended September 30, 2023, net cash used in operating activities was primarily the result of net losses and a gain on fair value adjustment, partially offset by losses on extinguishment of debt, equity-based compensation, depreciation and amortization and inventory write-down.

During the nine months ended September 30, 2022, net cash used in operating activities was primarily the result of net losses and gains on extinguishment of debt, partially offset by equity-based compensation and depreciation and amortization.

Cash flows from investing activities

Net cash provided by investing activities was $8.8 million for the nine months ended September 30, 2023, resulting from maturities of marketable securities, which were partially offset by purchases of equipment.

Net cash provided by investing activities was $6.6 million for the nine months ended September 30, 2022, resulting from maturities of marketable securities of $34.5 million, which were partially offset by purchases of marketable securities of $27.5 million.

Cash flows from financing activities

Net cash provided by financing activities was $8.9 million for the nine months ended September 30, 2023, which was primarily related to proceeds from issuance of common stock of $4.0 million and proceeds from issuance of 5.00% Notes of $10.0 million, partially offset by debt and equity issuance costs of $3.7 million and payments on finance leases.

Net cash provided by financing activities was $31.8 million for the nine months ended September 30, 2022, which was primarily from the proceeds from the issuance of common stock in connection with a public offering in August 2022.

Convertible Notes

On June 9, 2023, the Company issued $66.9 million aggregate principal amount of 5.00% Notes in connection with the Restructuring Transactions described above. The 5.00% Notes mature on December 15, 2026 and bear interest at a rate of 5% per annum, payable in kind. Interest is payable semi-annually in arrears June 15 and December 15 of each year, commencing on December 15, 2023. The 5.00% Notes, including any 5.00% Notes issued as a result of the payment of interest in kind, will be convertible into shares of the Company’s common stock at an initial conversion price of approximately $7.20 per share, which reflects the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of 5.00% Notes. The initial conversion price was subject to adjustment based on the positive difference between the 31 to 90 day volume-weighted average price, subject to a cap of $8.30 per share. On October 18, 2023, the Company evaluated the conversion rate in accordance with the terms of the 5.00% Notes and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes. Upon conversion of the 5.00% Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election.

The 5.00% Notes Indenture contains customary events of default, including, but not limited to, non-payment of principal or interest, breach of certain covenants in the 5.00% Notes Indenture, defaults under or failure to pay certain other indebtedness and certain events of bankruptcy, insolvency and reorganization. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Collateral Agent (as defined below), by notice to the Company, or the holders of the 5.00% Notes representing at least 25% in aggregate principal amount of the outstanding 5.00% Notes, by notice to the Company and the Collateral Agent, may declare 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes will automatically become immediately due and payable.

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

In August 2023, certain holders of 5.00% Notes converted approximately $0.7 million of aggregate principal amount of 5.00% Notes held by them for approximately 0.1 million shares of the Company's common stock.

As of September 30, 2023, approximately $0.7 million aggregate principal amount of 2.50% Notes remains outstanding and in default accruing interest at 2.5% per annum. As of September 30, 2023, $66.2 million aggregate principal amount of 5.00% Notes were outstanding.

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

On June 9, 2023, the Company entered into an additional securities purchase agreement (the “June 2023 Securities Purchase Agreement”) with the Schuler Trust. Pursuant to the June 2023 Securities Purchase Agreement, the Schuler Trust is required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company valued at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million. If the Company elects to conduct a public offering of common stock and other investors purchase less than $10.0 million of common stock by December 15, 2023, the Schuler Trust will have the obligation to purchase $10.0 million of shares of common stock, less the amount of common stock purchased by other investors, and will have the right to purchase additional shares of common stock such that the total amount of common stock purchased by the Schuler Trust equals $10.0 million of shares of common stock. If the Company elects to conduct a public offering of common stock and other investors purchase $10 million of shares of common stock by December 15, 2023, the Schuler Trust will have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

At-The-Market Equity Sales Agreement

On May 28, 2021, the Company entered into a Sales Agreement with William Blair pursuant to which it may sell shares of the Company’s common stock having an aggregate offering price of up to $50 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the Securities Act. The Company is not obligated to sell any shares under the Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the Sales Agreement. During the nine months ended September 30, 2023, no shares of common stock were sold under the Sales Agreement. As of September 30, 2023, the Company had an aggregate of $39.1 million available for future sales under its at-the-market equity offering program.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We evaluate our estimates on an ongoing basis, including those related to trade accounts receivable, net, inventory, property and equipment, net, accrued liabilities, warranty liabilities, tax valuation accounts and stock-based compensation, warrants, revenue and leases. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. There have been no material changes to our critical accounting policies and estimates discussed in Part II, Item 7 of the 2022 10-K, except as it relates to the accounting for the 5.00% Notes and the related Conversion Option and Schuler Purchase Obligation as described in the notes to the accompanying condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 as a result of the material weakness in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) described in Part II, Item 9A of the 2022 10-K and that continued to exist as of September 30, 2023 (the “Material Weakness”).

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2022 10-K and the risk factors described below, which could materially affect our business, financial condition or future results. The risks described in the 2022 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Risks Related to Our Financial Condition, Liquidity and Indebtedness

Our financial condition, including our substantial indebtedness, raises substantial doubt regarding our ability to continue as a going concern.

Since inception, we have not achieved profitable operations or positive cash flows from operations. Our accumulated deficit totaled $655.9 million as of September 30, 2023. During the nine months ended September 30, 2023, we had a net loss of $48.6 million and negative cash flows from operations of $32.4 million. We had a working capital deficit of $5.3 million as of September 30, 2023. Additionally, we have a substantial amount of indebtedness primarily comprised of $67.6 million aggregate principal amount of 5.00% Notes outstanding.

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

We have a substantial amount of indebtedness primarily comprised of our 5.00% Notes. As of September 30, 2023, we had $67.6 million aggregate principal amount of 5.00% Notes outstanding, which mature on December 15, 2026. The 5.00% Notes Indenture provides that we may be required to repay amounts due under the 5.00% Notes Indenture in the event that there is an event of default for the 5.00% Notes that results in the principal, premium and interest, if any, becoming due prior to maturity date for the 5.00% Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, our indebtedness could, among other things:

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

Additionally, our failure to repurchase 5.00% Notes at a time when the repurchase is required by the 5.00% Notes Indenture (whether upon a fundamental change or otherwise under the 5.00% Notes Indenture) would constitute a default under the 5.00% Notes Indenture. A default under the 5.00% Notes Indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 5.00% Notes or make cash payments upon conversions thereof.

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

As discussed in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity - Convertible Notes. The principal of the 2.50% Notes was due March 15, 2023. As of September 30, 2023, approximately $0.7 million remains in default and accruing interest at 2.5%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended September 30, 2023, other than as reported in our Current Reports on Form 8-K filed with the SEC.

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

ACCELERATE DIAGNOSTICS, INC.

November 9, 2023	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2023	/s/ David Patience
David Patience Chief Financial Officer
(Principal Financial and Accounting Officer)