Form 10-K
period 2023-12-31
Accelerate Diagnostics, Inc
filed 2024-03-29
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $60.9 million based on the closing price quoted on The Nasdaq Capital Market.

At March 25, 2024, 21,664,387 shares of common stock were outstanding, net of treasury shares. All common share data and share-based calculations set forth in this report have been adjusted to reflect the registrant’s 1-for-10 reverse stock split, which was effective July 11, 2023 (“Reverse Stock Split”), on a retroactive basis for the periods presented.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

2s

Introductory Note

References herein to “we,” “us” or “our” refer to Accelerate Diagnostics, Inc. and its wholly owned subsidiaries, unless the context specifically requires otherwise.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products, including the Accelerate Wave™ system, and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; the growth of the market in which we operate; our estimates as to the size of our market opportunity and potential pricing, our competitive position and estimates of time reduction to results; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations regarding research and development expenditures; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton, Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”) and 510(k) clearance for our Accelerate Arc Products (as defined in this Form 10-K); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to our existing CE In Vitro Diagnostic Regulation (IVDR) registration; and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief that we do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-K, and our belief that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. In addition, all statements other than statements of historical facts that address activities, events, or developments we expect, believe, or anticipate will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including, among other things, volatility throughout the global economy and the related impacts to the businesses of our suppliers and customers, such as customer demand fluctuations, supply chain constraints and inflationary pressures, as well as difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in obtaining adequate capital resources to fund our operations. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed in the section entitled “Risk Factors” in this Form 10-K and in our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC”). These forward-looking statements are also based on certain additional assumptions, including, but not limited to, that we will retain key management personnel; we will be successful in the commercialization of our products; we will obtain sufficient capital to commercialize our products and continue development of complementary products; we will be successful in obtaining marketing authorization for our products from the FDA and other regulatory agencies and governing bodies; we will be able to protect our intellectual property; our ability to respond effectively to technological change; our ability to accurately anticipate market demand for our products; and that there will be no material adverse change in our operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. Any forward-looking statements made by us in this Form 10-K speak
3s

only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors Summary

We are subject to a variety of risks and uncertainties, including risks related to our financial condition, liquidity and indebtedness; risks related to our business and strategy; risks related to our intellectual property; risks related to our research and development activities; risks related to government regulation; risks related to our common stock; risks related to our convertible notes; and certain general risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. These risks include, but are not limited to, the following principal risks:

•Our financial condition, including our substantial indebtedness, raises substantial doubt regarding our ability to continue as a going concern.
•We have substantial indebtedness, which could have important consequences to our business.
•Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
•We are in default of payment obligations under the terms of our 2.50% convertible senior notes (the “2.50% Notes”), which matured on March 15, 2023 and became due and payable.
•Our common stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.
•We have limited revenues from our products and no assurance of future revenues.
•We have a history of losses and expect to continue to incur losses in the future, and we cannot be certain that we will achieve or sustain profitability.
•Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits, the Accelerate Arc and Accelerate Wave systems.
•We have entered into a sales and marketing agreement with BD and will substantially depend on BD for the successful commercialization of our products.
•Our future product candidates have not obtained marketing authorization from the FDA, and they may never obtain such marketing authorization or other regulatory clearance.
•We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls, and impact our ability to continue as a going concern.
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
•If we fail to estimate customer demand properly, our financial results could be harmed.
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
•To the extent we deliver shares upon conversion of our outstanding 5.00% senior secured convertible notes (the “5.00% Notes”), the ownership interests of existing stockholders could be diluted and our stock price may be adversely impacted.
•We have significantly increased the total number of authorized shares of common stock under our certificate of incorporation, which could cause significant dilution.
4s

•We are likely to require additional capital in the future, and you may incur dilution to your stock holdings.
•Our stock price has been volatile and may continue to be volatile and traded on low volumes.
•Current macroeconomic conditions and the uncertain economic outlook may remain challenging for the foreseeable future.

For a more complete discussion of the material risk factors applicable to us, see Part I, Item 1A, Risk Factors of this Form 10-K.

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

5s

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

Our Products

Accelerate Pheno

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

In June, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/EC and applied a CE mark to the Accelerate Pheno system and the Accelerate PhenoTest BC Kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo classification request to market the first version of our Accelerate Pheno system and Accelerate PhenoTest BC Kit.

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe, and the Middle East. Consistent with our “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale or leasing of the instruments and the sale of single use consumable test kits.

In August 2022, we entered into a sales and marketing agreement (the “Sales and Marketing Agreement”) with Becton, Dickinson and Company (“BD”). We entered into the Sales and Marketing Agreement in order to leverage BD’s expansive global sales team, benefit from natural synergies between BD’s existing products and our products, and reduce our sales and marketing expenses. See “Commercialization of our Products” for additional information.

Accelerate Arc

In 2022, we announced the launch and commercialization of the Accelerate Arc™ system and BC Kit (“Accelerate Arc Products”). This instrument and associated one-time-use test kit automates the clean-up and concentration of microbial cells from positive blood culture samples. In May 2022, we announced IVDR registration of the Accelerate Arc Products with the FDA as a Class I device exempt from FDA clearance requirements, and in June 2022 we received CE In Vitro Diagnostic Regulation (IVDR) registration for use in Europe.

Since that time, we have been in discussions with the FDA regarding the commercialization of our Accelerate Arc Products in the United States as Class I devices exempt from 510(k) clearance requirements. While these discussions are ongoing, we have put our United States sales and marketing efforts of the Accelerate Arc Products on hold, and have continued to market and distribute the Accelerate Arc Products in Europe pursuant to
6s

our existing CE IVDR registration. We are currently conducting a clinical trial related to this product in the U.S. and expect to submit to the FDA a 510(k) IVD Class II Device with approval anticipated by mid-year 2024.

A technology receiving wide attention is mass spectrometry, and particularly the matrix-assisted laser desorption ionization time of flight version (“MALDI-TOF”). These systems build an empiric database from protein spectra acquired from many thousands of purified bacterial and fungal strains. They require a pure strain isolate for analysis and enrichment culturing to produce enough material to analyze.

MALDI-TOF systems have a major advantage over other methods in identifying a very broad range of organisms. Cost of ownership is also substantially below that of older molecular methods, although the requirement for extensive organism enrichment and purification, as well as the inability to quantify live organisms or distinguish samples derived from viable organisms, substantially limits this technology from time-critical decision support. Also, as with the older molecular methods, MALDI-TOF systems cannot identify major drug resistance expression and face the same fundamental biological barriers as gene detection.

In November 2023, we announced a collaboration and quality agreement with Bruker Corporation (“Bruker”), the provider of the MALDI Biotyper MALDI-TOF system for microbial identification, which has agreements with a number of companies for distribution, including BD, Danaher Corporation’s subsidiary Beckman Coulter, Thermo Fisher Scientific’s subsidiary TREK Diagnostics Systems, Inc. (“TREK”) and Siemens. This agreement allows us to partner with Bruker to validate the use of our Accelerate Arc system with Bruker’s MALDI Biotyper system for subsequent registration in both the U.S. and Europe, Middle East and Africa (“EMEA”) markets.

We continue to invest in product development to enhance our existing products. Our current research and development areas of focus include the potential addition, if authorized by the FDA, of new AST content for our Accelerate Pheno system and of additional applications for our Accelerate Arc Products.

Accelerate Wave

The Accelerate WaveTM system, currently in development, performs AST directly from positive blood culture (“PBC”) bottles and bacterial isolate colonies (“Isolates”) to report minimum inhibitory concentrations (“MICs”) with a goal of delivering results within 4.5 hours. The fully automated system is based on the principle of digital holographic microscopy, which allows for simultaneous volumetric imaging of a sample suspension at a high spatial resolution, enabling direct observation of phenotypic responses of individual bacterial cells in relatively short time periods versus more traditional AST methods. The Accelerate Wave system uses a time series of holograms to provide microbial quantitation under antimicrobial stress, enabling rapid determination of minimum inhibitory concentration. Additionally, Accelerate Wave holograms provide morphological information at the level of individual cells. For some bug-drug combinations, morphology is a leading indicator of future MIC.

A key differentiator of the Accelerate Wave system to current on-market and emerging AST competitors is the system’s ability to process PBC as well as Isolates for AST diagnostic results. Our initial launch of menu items is expected to include a PBC assay that can be run on the Accelerate Wave system. This is expected to be followed by development of an Isolate assay. We believe our ability to process Isolates with the Accelerate Wave system expands our addressable market today with our Accelerate Pheno system and Accelerate Arc Products with PBC samples to include a much larger sample volumes segment, Isolates, within the microbiology testing market. Based on our on-market experience with our Accelerate Pheno system, we anticipate seeing significant workflow benefits to microbiology labs by offering consolidated PBC and Isolate susceptibility testing on a single, rapid, AST diagnostic. Further, recent voice-of-customer interviews highlight the value that Accelerate Wave brings to the global marketplace with a high percentage of interviewed customers expressing interest in evaluating the Accelerate Wave system once available. The Accelerate Wave system AST modules will be able to test five PBC assays or ten Isolated Colony assays per module and can scale to have 5 modules per system, which we believe will address the vast majority of microbiology lab volumes and workflows. Additionally, the cost to produce Accelerate Wave assays is expected to be significantly lower than our standard costing for the Accelerate PhenoTest BC Kit, which could improve the Company’s margin profile as we seek FDA regulatory clearance for the Accelerate Wave system and assays.

While we will continue to seek out ways to improve upon the utility of our existing products, the primary focus of our current research and development efforts is our next generation AST platform, Accelerate Wave, which is being developed with the goal to have lower cost, higher throughput, and the capability to test a broader set of sample types when compared to our Accelerate Pheno system.

7s

Our Market and Strategy

Clinical Need

Antimicrobial resistance is a major contributing factor to the significant impact sepsis is posing to healthcare, costing the U.S. an estimated $62.0 billion per year in healthcare and productivity costs. Increasing infection rates and misuse of antibiotics results in serious treatment complications. Recent studies have shown that the number of hospital-acquired infections in the United States ranges from 214,700 to 1.4 million per year, contributing to an estimated 75,000 deaths per year. According to the CDC, at least 2.8 million people get an antibiotic-resistant infection each year in the United States. Moreover, inappropriate antibiotic use is widespread. Of the approximately 35 million patients admitted to U.S. hospitals each year, 56% are put on empiric antibiotic therapy, of which more than half are on inappropriate or unnecessary antibiotics.

AST testing is routinely performed by clinical microbiology laboratories to determine which antibiotics will be effective and which will be ineffective for treating a particular patient's infections. Accordingly, AST is ideally designed to address this challenge but previous post-culture methods for obtaining AST results took 2-3 days to deliver. Studies have shown that even a modest decrease in the time it takes to deliver an AST result correlates to reduced length and cost of hospital stay per patient. One such study comparing the Accelerate Pheno system to the standard of care methodology, showed that time to definitive therapy improved from 32.6 to 10.5 hours, the total duration of therapy shortened from 14.2 to 9.5 days and the mean hospital length of stay was shortened from 7.9 to 5.3 days1. Based on our analysis, we estimate that the Accelerate Pheno system is capable of delivering clinically-actionable results in approximately 19 hours from the time a blood sample is received by the laboratory, while current solutions often require 2-3 days to deliver these results. Studies have established that results from the Accelerate Pheno system are available, on average, 29 hours earlier with respect to ID and 54 hours earlier with respect to AST, than traditional methods.

Rapid AST is particularly important in improving sepsis patient outcomes. Sepsis is responsible for approximately 270,000 deaths, inclusive of hospital-acquired infection deaths, in the United States annually, which is one in three U.S. hospital patient deaths. Optimizing antibiotics within the first 24 hours of hospitalization is critical. It is estimated that 80% of sepsis deaths could be prevented with rapid diagnosis and treatment. By providing clinically-actionable results in hours instead of days, we believe that the Accelerate Pheno system can play a significant role in allowing physicians to provide timely, effective therapy to sepsis patients.

Market Opportunity

Across North America, Europe and Asia Pacific geographies, we estimate there are over 300 million ID and AST tests completed annually across various sample types. We estimate that of these tests, our current test kit, the Accelerate PhenoTest BC Kit, has the potential to address the over four million positive blood culture samples tested each year in North America and Europe.

In addition, there is a substantial existing installed base of legacy automated AST systems that perform AST from Isolates. Principally, these systems are the bioMerieux Vitek 2®, Danaher Corporation (“Danaher”) Microscan® system, and BD PhoenixTM. These competitors’ AST products require purified bacterial strains or Isolates for analysis, which require at least overnight culturing of a clinical specimen to produce enough organisms to test. This installed base represents an attractive opportunity to both potentially complement and replace existing laboratory workflows with the Accelerate Pheno system and our next generation Accelerate Wave system rapid testing solutions.

Certain government initiatives are complementary to the Accelerate Pheno system. For example, effective October 1, 2008, hospitals no longer receive additional payment for cases in which a hospital-acquired condition, as determined by the Centers for Medicare and Medicaid Services, the federal agency responsible for administering the Medicare program (“CMS”), occurred but was not present on admission, thereby incentivizing providers to enhance infection-management protocols. Similarly, effective October 1, 2012, CMS implemented the Hospital Readmissions Reduction Program, which reduces payments to hospitals for excess readmissions. Similarly, on March 27, 2015, the White House released the National Action Plan for Combating Antibiotic-Resistant Bacteria,
1 Walsh et al (2021) “Impact of Antimicrobial Stewardship Program-bundled initiative utilizing Accelerate Pheno system in the management of patients with aerobic Gram-negative bacilli bacteremia” Springer Nature.
8s

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

Key Advantages of our Technology

The Accelerate Pheno system is the Company’s first in vitro diagnostic platform and is intended for the ID and AST of pathogens most commonly associated with serious or health care-associated infections, including Gram-positive and Gram-negative organisms. The system leverages long-accepted bacteriological testing principles enhanced by proprietary technology and automation enabling the analysis of live microbial cells. It detects and identifies pathogens directly from a single patient sample followed by antibiotic susceptibility testing based on the ID results. Antimicrobial susceptibility is determined by morphokinetic cellular analysis (“MCA”), a process that evaluates the change of individual cells and microcolonies in response to a range of antibiotics over time. The system’s combined technologies and automation dramatically reduce the need for time-consuming traditional bacterial culturing, thus eliminating the major source of delay with current testing methods. ID results are typically available within 90 minutes of presenting the patient sample to the system, and susceptibility results, including MICs, are available about five hours after ID results. In the case of the Accelerate PhenoTest BC Kit for positive blood culture samples, a blood culture screening step is required, which we estimate takes an average of approximately 12 hours to complete before the sample is introduced to the Accelerate Pheno system. This combined turnaround time is a significant improvement over the multiple days currently required to obtain AST results, with MIC details, using conventional testing methods.

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
9s

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

While we will continue to seek ways to improve the utility of our existing products, the primary focus of our current research and development efforts is our next generation AST platform, the Accelerate Wave system, which is being developed with the goal to have lower cost, higher throughput, and the capability to test a broader set of sample types when compared to our Accelerate Pheno system.

Commercialization of our Products

The target customers for our products are hospital microbiology laboratories that perform ID and AST. In August 2022, the Company entered into the Sales and Marketing Agreement with BD pursuant to which BD is performing certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on the Company’s behalf as its worldwide exclusive sales agent for certain of the Company’s products, including the Accelerate Pheno system and Accelerate Arc Products. An existing team of the Company’s sales and service specialists partner with BD personnel in the United States and select international countries to market, sell and support the Accelerate Pheno system and Accelerate Arc Products, as applicable.

The Sales and Marketing Agreement also grants to BD certain other rights to certain of the Company’s future products, including a right of first negotiation to be the exclusive sales agent to commercialize the Company’s next generation rapid AST system, the Accelerate Wave system. These rights to negotiate a subsequent agreement will be triggered if the Company proposes to license its next generation rapid AST system or sell its rights to such system, or if the Company and BD mutually agree that the related clinical data is ready to be submitted to the FDA for 510(k) clearance. In accordance with the BD Agreement, the terms of such subsequent agreement would have to be negotiated by the parties.

The Sales and Marketing Agreement was entered into to allow the Company to reduce expenses through a reduction of internal sales and marketing personnel. Under this agreement, the Company will pay BD a commission based on the level of revenue realized on a quarterly basis and BD will pay the Company a fee over the duration of the agreement based on certain criteria.

Our business, while not seasonal, is influenced by the timing of hospital budget and tender approval cycles which vary by geography. Due to our relatively long sales cycles, order back-logs are not typical, and we manage our inventory based on forecasted future demand for our products.

For the year ended December 31, 2023, none of the Company’s customers represented more than 10% of the Company’s net sales.

Competition

The leading companies with automated microbiological testing products include BD, bioMerieux, Danaher and TREK. These companies provide products for the broad-based culturing and analysis of a wide variety of bacteria. These competitors’ AST products require purified bacterial strains or Isolates for analysis, which require at least overnight culturing of a sample to produce enough organisms to test. We believe these standard culturing methods, including enrichment growth and colony isolation, cannot achieve the speed that the Accelerate Pheno system provides. These companies and other competitors, such as T2 Biosystems have automated bacterial ID
10s

products which provide a component of the clinical diagnostics solution but lack rapid AST functionality.

Potential competitors for rapid AST have made announcements at various trade shows and in press releases, including, but not limited to: Quantamatrix, Q-Linea, Specific Diagnostics, Lifescale, and Gradientech. While we do not have visibility into all of these companies’ respective stages of development, it has been reported that at least one of these competitors has obtained FDA marketing authorization for its product in the United States. In 2022, bioMerieux acquired Specific Diagnostics for over $400.0 million. We believe this acquisition reflects both the industry leader’s recognition of the importance of rapid AST testing and enhanced competition.

The clinical microbiology industry is subject to rapid technological changes, and new products are frequently introduced for rapid bacterial ID using genes or other molecular markers. Numerous acquisitions, licenses, and distribution arrangements have been announced over the last few years for such products. However, we do not believe that any of these technologies offers the advantages afforded by the Accelerate Pheno system. For example, gene detection can be highly sensitive and specific for the ID of pathogens, but very few antibiotic resistance mechanisms are simple enough to accurately guide drug selection. Even in those rare instances where there is a direct relationship between a gene and effective antimicrobial resistance, such as particular Methicillin-Resistant Staphylococcus aureus (MRSA) strains, leading literature has reported novel mutations that escape detection by recently commercialized tests.

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

FDA Pre-market Clearance and Approval Requirements

Each medical device we seek to commercially distribute in the United States must first receive 510(k) clearance, approval of a reclassification petition or de novo classification request, or pre-market approval from the FDA, unless specifically exempted by the FDA. The FDA categorizes medical devices into one of three classes -
11s

Class I, II, or III - based on their risks and the regulatory controls necessary to provide a reasonable assurance of safety and effectiveness. Class I devices generally pose the lowest risk to the patient and/or user and Class III devices pose the highest risk. Regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. Generally, in order to market or commercially distribute a Class I, II, and III device intended for human use in the United States, for which a premarket approval (“PMA”) is not required, one must submit a 510(k) to FDA unless, as noted, the device is exempt from the 510(k) pre-market notification requirements of the FDCA. Per the FDA, generally, most Class I devices are exempt from Premarket Notification 510(k); most Class II devices require Premarket Notification 510(k); and most Class III devices require a PMA.

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

12s

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
13s

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

In certain cases, advertising is also subject to scrutiny by the Federal Trade Commission (“FTC”) in addition to the FDA. The FDA and other agencies actively enforce these and other applicable laws and regulations, accordingly. Failure to comply with applicable requirements may result in enforcement action by the FDA and/or the U.S. Department of Justice (“DOJ”), which may include one or more of the following administrative or judicial sanctions:

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

In the European Economic Area (“EEA”) which comprises the 27 Member States of the European Union (“EU”) plus Liechtenstein, Norway and Iceland, in vitro medical devices are required to conform with the essential requirements of the EU Directive on in vitro diagnostic medical devices (Directive 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices (self-test devices and those included in List A and B of Annex II of Directive 98/79/EC) it requires the intervention of an accredited EEA notified body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. The EC Declaration of Conformity was received by the Company in 2015 for the Accelerate Pheno system and the Accelerate PhenoTest BC Kit.

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
14s

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

As stated above, many states and foreign countries have adopted similar fraud and abuse laws that may be broader in scope and may apply regardless of payer. Violations of any of these laws can lead to additional risk such as risk of plaintiff class actions, state attorney general actions, and investigation by agencies such as the DOJ or the FTC.

The Physician Payment Sunshine Act, implemented by Section 6002 of the ACA, imposes transparency requirements on certain manufacturers, referred to as “applicable manufacturers,” of drugs, devices, biological, or
15s

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
16s

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

Operations

Our corporate headquarters are in Tucson, Arizona, where we currently lease approximately 54,092 square feet of office, manufacturing and laboratory space. Further information regarding our Tucson facility is included in Item 2. Properties, and details regarding our lease arrangements are included in Part II, Item 8, Note 9, Leases of this Form 10-K.

We assemble instruments and formulate, fill, and assemble the kits in our facilities in Tucson, Arizona. Our instruments and kits require certain components that are custom-fabricated to our specifications. Such components include injection-molded plastic components, die-cut laminates and machined mechanical components. We own the necessary production tooling and believe that we will be able to qualify secondary sources as needed to support future demand for our products.

Raw Materials

We purchase many different types of raw materials, including plastics, glass, metals, electronic and mechanical sub-assemblies and various biological and chemical products. We seek to ensure continuity of raw material supply by securing multiple options for sourcing and also review relevant sources for compliance with conflict minerals requirements. Many of our components are custom-made by only a few outside suppliers, and certain of the components of our Accelerate Pheno system and in-development Accelerate Wave system have sole source suppliers.

The third party manufacturing supply chain for our products remains stable, despite the unprecedented cost increases that we have experienced from many of our suppliers, primarily as a result of labor and supply disruptions and increased inflation over the past several years. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all of our suppliers to provide us with the necessary materials and services at reasonable costs and continue to seek alternative sources where appropriate. See “Risk Factors—Risks Related to Our Business and Strategy-Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” for additional information.

17s

Research and Development

We plan to continue making investments in the research and development of new applications for existing technologies while focusing the largest portion of our research and development efforts on the development of our next generation Accelerate Wave technology.

Since the launch of the Accelerate Pheno system, we have focused on product improvements and the development of additional test kits. This includes the PhenoTest BC kit, AST configuration launched in EMEA in 2021 which provides our customers the ability to use the input of an ID result from another system or methodology but still benefit from rapid AST results using the Accelerate Pheno system. Our objective is to continue to develop test kits that work seamlessly with the Accelerate Pheno system and deliver substantial benefits to microbiology laboratories and to physicians in the treatment of serious infections.

Our research activity also includes the evaluation and development of (i) technologies to reduce the cost and increase the throughput of AST, (ii) improved AST technologies, (iii) improved ID technologies, and (iv) other platform technologies potentially useful in addressing other parts of the infectious disease laboratory testing workflow. Two such programs are the development of the Accelerate Arc system, which is a sample preparation device for rapid MALDI-TOF identification results, including the development of the associated Accelerate Arc BC kit, and the development of our next generation AST platform, the Accelerate Wave system, discussed above.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno system and applied for patents related to our next generation AST platform, the Accelerate Wave system, and methods, and is, thus, critical to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing,” was issued on March 11, 2008. The patent specification covers methods used to derive ID and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2023, we had 53 issued patents worldwide, including 23 patents issued in the United States and 30 issued outside the United States. Our patents are set to expire on various dates in 2022 through 2035. Additionally, as of December 31, 2023, we had 3 patent applications pending worldwide. The Company believes that its patent suite would make it difficult for any other company to conduct rapid AST of individual pathogens utilizing our technology. From a trademark perspective, we had 41 registered marks protecting our brand and prospective products both domestically and internationally.

Human Capital Resources

As of December 31, 2023, we had approximately 134 full-time employees worldwide, with approximately 123 employees in the United States and approximately 11 employees outside of the United States, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

Our employees are one of our most important assets and set the foundation for our ability to achieve our strategic objectives, drive operational execution, deliver strong financial performance, advance innovation and maintain our quality and compliance programs.

The success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. To succeed in a competitive labor market, we have recruitment and retention strategies that we focus on as part of the overall management of our business, including designing our compensation and benefits programs to be competitive and align with our strategic and stockholders’ interests. Some of our key employee benefits include eligibility for health insurance, vacation time, a retirement plan, an employee assistance program, and life and disability coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible spending accounts, prepaid legal benefits, backup childcare, tuition reimbursement and a wellness program.

18s

Corporate History and Available Information

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

We regularly file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make these reports available free of charge in the investor relations section of our corporate website (http://ir.axdx.com/) as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also access these materials, and other information regarding issuers like us that file reports, proxy and information statements, and other information electronically with the SEC, from the SEC’s internet website at http://www.sec.gov. References to our corporate website address in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

This report contains references to our trademarks, including Accelerate Pheno and Wave, and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report, including logos, artwork and over visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, or to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

We are also a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

Since inception, we have not achieved profitable operations or positive cash flows from operations. Our accumulated deficit totaled $668.9 million as of December 31, 2023. During the year ended December 31, 2023, we had a net loss of $61.6 million and negative cash flows from operations of $40.2 million. As of December 31, 2023, we had $13.2 million in cash and cash equivalents and working capital of $12.4 million. Additionally, we have a substantial amount of indebtedness comprised of $67.6 million aggregate principal amount of 5.00% Notes and $0.7 million aggregate principal amount of 2.50% Notes outstanding.

As a result of our financial condition, we have determined that, as of the date of this Form 10-K filing, there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the date of the filing of this Form 10-K. The report of our independent registered public accountant on our financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 also includes explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. The presence of this going concern explanatory language could adversely affect our ability to raise additional debt or
19s

equity financing, as well as to further develop and market our products, all of which could have a material adverse impact on our business, results of operations and financial condition. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - “Capital Resources and Liquidity” and Part II, Item 8, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation of this Form 10-K for additional information.

Management currently believes that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. While we continue to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to us, or at all. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, increases in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may further impact, the cost of debt financing or refinancing existing debt.

If we are unable to obtain adequate capital resources to fund operations, we would not be able to continue to operate our business pursuant to our current plans. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, our business strategy; or discontinue our operations entirely.

We have substantial indebtedness, which could have important consequences to our business.

We have a substantial amount of indebtedness primarily comprised of our 5.00% Notes. As of December 31, 2023, we had $67.6 million aggregate principal amount of 5.00% Notes outstanding, which mature on December 15, 2026. We pay interest on the 5.00% Notes by payment-in-kind (“PIK”), through the issuance of additional 5.00% Notes (“PIK Notes”). The indenture governing the 5.00% Notes (the “5.00% Notes Indenture”) provides that we may be required to repay amounts due under the 5.00% Notes Indenture in the event that there is an event of default for the 5.00% Notes that results in the principal, premium and interest, if any, becoming due prior to the maturity date for the 5.00% Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

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

Our ability to make scheduled payments on the principal of or to refinance our indebtedness, primarily the 5.00% Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future
20s

sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. For example, we are in default of payment obligations under the terms of our 2.50% Notes, which matured on March 15, 2023 and became due and payable. As a result, we consummated a series of transactions to allow for the restructuring of our capital structure (the “Restructuring Transactions”), including the 2.50% Notes, a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the then outstanding Series A Preferred Stock, as well as an amendment to a Securities Purchase Agreement that the Company entered into with the Schuler Trust in March 2022 (the “March 2022 Securities Purchase Agreement”), which resulted in significant dilution to the ownership interests of our existing stockholders.

Our ability to repay our remaining indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We are in default of payment obligations under the terms of our 2.50% Notes, which matured on March 15, 2023 and became due and payable.

As discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - “Capital Resources and Liquidity - Convertible Notes” of this Form 10-K, the principal of the 2.50% Notes was due March 15, 2023. As of December 31, 2023, approximately $0.7 million remains in default and accruing interest at 2.50%.

To the extent we deliver shares upon conversion of the 5.00% Notes, the ownership interests of existing stockholders could be diluted and our stock price may be adversely impacted.

Upon conversion of the 5.00% Notes, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election. To the extent we choose to deliver shares upon conversion of some or all of the 5.00% Notes, this will result in a dilution to the ownership interests of existing stockholders and may depress our stock price.

Risks Related to Our Business and Strategy

We have limited revenues from our products and no assurance of future revenues.

We have received limited revenue from sales of the Accelerate Pheno system and the Accelerate PhenoTest BC Kit. As a result, during the years ended December 31, 2023, 2022 and 2021, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of our products and there can be no assurance that we will be successful at the levels necessary to cover the costs of operations. If we are unsuccessful in generating sufficient revenues from our current and future products, we will likely continue to experience losses from operations and negative cash flow.

We have a history of losses and expect to continue to incur losses in the future, and we cannot be certain that we will achieve or sustain profitability.

Until we received FDA approval to market the Accelerate Pheno system, we were a development-stage company and therefore incurred significant losses in prior years. While we are currently commercializing the Accelerate Pheno system and the Accelerate Arc system outside of the United States, we have incurred significant costs in connection with the development and commercialization of our technology and expect to continue to incur further costs in the development and commercialization of our future products, including the Accelerate Wave system. There is no assurance that we will achieve sufficient revenues to offset anticipated operating costs, and we expect to continue to incur losses in the future. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our products, product quality, future product development and our market penetration and margins. If we are unsuccessful in generating sufficient revenues from our products, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.
21s

Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits, the Accelerate Arc and Accelerate Wave systems.

Our principal business strategy involves the successful commercialization of the Accelerate Pheno system and further development and commercialization of associated test kits, the Accelerate Arc module and BC kit and future products, including the Accelerate Wave system. On June 30, 2015, we declared our conformity to the European In Vitro Diagnostic Directive 98/79/ EC and applied a CE Mark to the Accelerate Pheno system and the Accelerate PhenoTest BC kit for in vitro diagnostic use. On February 23, 2017, the FDA granted our de novo request to market our Accelerate Pheno system and Accelerate PhenoTest BC kit. We have and will continue to dedicate a significant amount of resources to market and sell the Accelerate Pheno system. Likewise, we plan to continue our investment in the development of additional test kits and the commercialization of the Accelerate Pheno system in the United States and other jurisdictions in which we intend to pursue marketing authorization. There can be no assurance that we will successfully commercialize the Accelerate Pheno system, any associated test kits, including the Accelerate PhenoTest BC kit, or further develop and commercialize complimentary products such as the PhenoTest BC Kit, AST configuration, the Accelerate Arc system, including the related BC kit, and future products, such as the Accelerate Wave system.

Any failure to do so could lead to an impairment of certain of our intellectual property, inventory, property and equipment, and may result in our ceasing operations. We may also be required to expend significantly more resources than planned in this process and, as a result, we may have to cease investing in the Accelerate Pheno, Accelerate Arc or Accelerate Wave systems, or developing other products.

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
22s

Our future product candidates have not obtained marketing authorization from the FDA, and they may never obtain such marketing authorization or other regulatory clearance.

Our success in part depends on our ability to obtain additional product marketing authorizations from the FDA for product candidates in our pipeline, including our Accelerate Wave system. If our attempts to obtain marketing authorization or other regulatory clearance are unsuccessful, we may be unable to generate sufficient revenue to sustain and grow our business. Our future product candidates may not be sufficiently sensitive or specific to obtain, or may prove to have other characteristics that preclude our obtaining, marketing authorization from the FDA or regulatory clearance. The process of obtaining regulatory clearance is expensive and time-consuming and can vary substantially based upon, among other things, the type, complexity and novelty of our product candidates. Changes in regulatory policy, changes in or the enactment of additional statutes or regulations or changes in regulatory review for each submitted product application may cause delays in the clearance of, or receipt of marketing authorization from the FDA for, a product candidate or rejection of a regulatory application altogether. The FDA has substantial discretion in the de novo review and clearance processes and may refuse to accept any application or may decide that our data is insufficient for clearance and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing authorization from the FDA or regulatory clearance of a product candidate. Any marketing authorization from the FDA or regulatory clearance we ultimately obtain may be limited or subject to restrictions or post-market commitments that render the product candidate not commercially viable.

We may not be able to correctly estimate or control our future operating expenses, which could lead to cash shortfalls, and impact our ability to continue as a going concern.

Our operating expenses may fluctuate significantly in the future as a result of a variety of factors, many of which may be outside of our control. These factors include, but are not limited to:

•the expenses we incur for research and development required to maintain and improve our technology, including the continuing development of the Accelerate Pheno and Accelerate Arc systems, and development costs for new products, including the Accelerate Wave system;
•the expenses we incur in connection with the development, marketing authorization and regulatory clearance of the use of the Accelerate Pheno system to test on additional specimen types and our Accelerate Arc system, as well as in connection with the development of new products, including the Accelerate Wave system;
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

Our budgeted expense levels are based in part on our expectations concerning future revenues from sales of the Accelerate Pheno system, the Accelerate Arc system, as well as our assessment of the future investments needed to expand our commercial organization and support research and development activities in connection with the Accelerate Pheno and Accelerate Arc systems, as well as future products, including the Accelerate Wave system. We may be unable to reduce our expenditures in a timely manner to compensate for any unexpected events or a shortfall in revenue. Accordingly, a shortfall in demand for our products or other unexpected events could have an immediate and material impact on our cash levels.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed and, as a result, our stock price may decline.

From time to time, we estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development goals. These goals may include the commencement or completion of clinical trials and the submission of regulatory filings, including those related to the ongoing development of our Accelerate Wave system. From time to time, we may publicly announce the expected timing of some of these goals. All of these goals are, and will be, based on a variety of assumptions. The actual timing of these goals can vary significantly
23s

compared to our estimates, in some cases for reasons beyond our control. We may also experience numerous unforeseen events that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including the uncertainties and risks set forth in this Form 10-K and in our other filings with the SEC. For example, on October 21, 2022, the Company filed a Current Report on Form 8-K announcing it had been in recent discussions with the FDA regarding its Accelerate Arc Products. Pursuant to such discussions, the FDA has challenged the Company’s commercialization of the Accelerate Arc Products in the United States as a Class I device exempt from 510(k) clearance requirements. The Company is in active dialogue with the FDA to determine the appropriate regulatory pathway. While these discussions are ongoing, the Company has put on hold in the United States its sales and marketing efforts of the Accelerate Arc Products. See “Risks Related to Government Regulation - The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required authorizations for the commercialization of our products” for additional information. If we do not meet our goals as publicly announced, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

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

Our success will depend on the market’s confidence that our technologies can provide reliable, high-quality diagnostic results. We believe that our customers are likely to be particularly sensitive to any defects or errors in the Accelerate Pheno system or any future diagnostic products, including the Accelerate Wave system. As is typical of complex diagnostic systems, we occasionally experience support issues or other performance problems with the Accelerate Pheno system. We have also experienced customer returns of our Accelerate Pheno system, some of which related to quality issues. We could face warranty and liability claims against us and our reputation could suffer as a result of such failures. We cannot assure you that our product liability insurance would adequately protect our assets from the financial impact of defending a product liability claim. Any product liability claim brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing insurance coverage in the future. In addition, the FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. A recall, material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products could cause us to incur significant costs, divert the attention of our key personnel or cause other significant customer relations problems.

In the past, we have experienced disappointing or negative publication results regarding the efficacy of our products. Such negative publicity could diminish our reputation and future sales of our products, which could have a material impact on our financial performance.
24s

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

Any failure by us or our vendor or other business partners to comply with federal, state or international privacy, data protection or security laws or regulations relating to the collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. A significant data privacy regulation is the General Data Protection Regulation, which applies to the processing of personal information collected from individuals located in the European Union and has created new compliance obligations and has significantly increased fines for noncompliance. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and in particular certain emerging privacy laws are still subject to a high degree of uncertainty as to their interpretation and application.

We are dependent on our key employees. If we are unable to recruit, train and retain qualified personnel, we may not achieve our goals.

Because of the complex and technical nature of our products and the dynamic market in which we compete, our future success depends on our ability to recruit, train and retain key personnel, including our senior management, research and development, science and engineering, manufacturing and sales and marketing personnel. For example, we are highly dependent on the management and business expertise of Jack Phillips, our President and Chief Executive Officer. We do not maintain key person life insurance for Mr. Phillips or any of our employees. Our industry is very competitive for qualified personnel. To the extent that the services of Mr. Phillips would be unavailable to us, we may be unable to employ another qualified person with the appropriate background and expertise to replace Mr. Phillips on terms suitable to us. Our growth depends, in particular, on attracting, retaining and motivating highly trained sales personnel with the necessary scientific background and ability to understand our systems and pathogens at a technical level. In addition, we may need additional employees at our manufacturing facilities to meet demand for our products as we scale up our sales and marketing operations. Like many companies, we have experienced an increased level of employee attrition since the COVID-19 pandemic. We have various programs designed to improve employee retention, but there is no assurance that we will not continue to experience elevated employee attrition levels, which could negatively impact our ability to develop, implement,
25s

support and sell our products.

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
•political, economic and social instability, including instability resulting from the ongoing wars between Russia and Ukraine and between Israel and Hamas, as well as continued and any new sanctions against Russia;
•potentially adverse tax consequences, tariffs, customs charges, bureaucratic requirements and other trade barriers;
•foreign exchange controls;
•fluctuations due to changes in foreign currency exchange rates;
•difficulties and costs of staffing and managing foreign operations; and
•impediments with protecting or procuring intellectual property rights.

In particular, further escalation or expansion of ongoing international wars and conflicts could impact our European business operations, including disrupting our sales channels and marketing activities, as well as negatively impacting the demand for our products.

In addition, changes in policies and/or laws of the United States or foreign governments resulting in, among
26s

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

We are exposed to the risk of fraud or other misconduct by our employees, independent contractors, principal investigators, consultants, commercial partners, vendors and other agents, including BD. Misconduct by these parties could include intentional, reckless or negligent failures to: (i) comply with the laws and regulations of the FDA, CMS, the HHS Office of Inspector General, Office for Civil Rights and other similar foreign regulatory bodies; (ii) provide true, complete and accurate information to the FDA and other similar regulatory bodies; (iii) comply with manufacturing requirements of the FDA and other similar regulatory bodies and manufacturing standards we have established; (iv) comply with healthcare fraud and abuse laws and regulations in the United States and similar foreign fraudulent misconduct laws; or (v) report financial information or data accurately, or disclose unauthorized activities to us. These laws may impact, among other things, our activities with principal investigators and research subjects, as well as our sales, marketing and education programs. In particular, the promotion, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing, unauthorized use of protected health information and data breaches, and other abusive practices. These laws may restrict or prohibit a wide range of activities related to pricing, discounting, sales, marketing and promotion, patient support, royalty, consulting, research and other business arrangements, as well as the improper use of patient information obtained in the course of clinical studies. We currently have a compliance program that includes a code of conduct applicable to all of our employees and foreign distributors, but it is not always possible to identify and deter employee and/or commercial partner misconduct, and our code of conduct and the other policies and practices we have put into place to identify, address, and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses, or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, corporate integrity agreements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations. Any of these actions or investigations could result in substantial costs to us, including legal fees, and divert the attention of management from operating our business.

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

The carrying amounts of long-lived assets are affected whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Property and equipment includes Accelerate Pheno systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Similarly, the recoverability of the book value of instrument-related inventory could be impacted by changes in growth expectations and require a reduction in their carrying value to the lower of cost or market.

Adverse events or changes in circumstances may affect the estimated discounted future cash flows expected to be derived from long-lived assets. If at any time we determine that an impairment has occurred, we will
27s

be required to reflect the impaired value as a charge, resulting in a reduction in earnings, such impairment is identified and a corresponding reduction in our net asset value. In the future, we may incur impairment charges. A material reduction in earnings resulting from such a charge could cause us to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

Providing instrument systems to our customers through reagent rental agreements may harm our liquidity.

Many of our systems are provided to customers via “reagent rental” agreements, under which customers are generally afforded the right to rent the instrument and the rental fee is paid through a commitment by the customer to purchase minimum quantities of reagents and test kits over a period of time. Accordingly, we must either incur the expense of manufacturing instruments well in advance of receiving sufficient revenues from test cartridges to recover our expenses or obtain third party financing sources for the purchase of our instrument. The amount of capital required to provide instrument systems to customers depends on the number of systems subject to such arrangements. Our ability to generate capital to cover these costs depends on the amount of our revenues from sales of reagents and test cartridges sold through our reagent rental agreements. We do not currently sell enough reagents and test cartridges to recover all of our fixed expenses, and therefore we currently have a net loss. If we cannot sell a sufficient number of reagents and test cartridges to offset our fixed expenses, our liquidity will continue to be adversely affected.

If we fail to estimate customer demand properly, our financial results could be harmed.

Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages, excess inventory or further instrument-related inventory write-downs, and make our demand forecast more uncertain. In order to have shorter shipment lead times for our customers, we have built up inventory for anticipated growth which has not occurred, or may build up inventory to serve what we believe is pent-up demand. In periods with limited available capacity, we may and have placed inventory orders significantly in advance of our normal lead times, which could negatively impact our financial results. Additionally, customer behavior changes due to significant events and economic conditions have historically made it more difficult for us to estimate future demand. In estimating demand, we make various assumptions, any of which may and have been incorrect. If we are unable to accurately anticipate demand for our products, our business and financial results could be adversely impacted. For example, excess inventory write-downs were recorded during the year ended December 31, 2023, as well as during the year ended December 31, 2021, as a result of excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products.

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

The cancellation or deferral of customer purchase orders could result in our holding excess inventory, which could adversely affect our gross margins. In addition, because we often sell a substantial portion of our products in the last month of each quarter, we may not be able to reduce our inventory purchases in a timely manner in response to customer cancellations or deferrals. We could be required to further write-down our inventory to the lower of cost or net realizable value, and we could experience a reduction in average selling prices if we incorrectly forecast product demand, any of which could harm our financial results.

Conversely, if we underestimate our customers’ demand for our products, our partners may not have adequate lead-time or capacity to increase production and we may not be able to obtain sufficient inventory to fill customers’ orders on a timely basis. We may also face supply constraints caused by natural disasters or other
28s

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

The COVID-19 pandemic has adversely affected our business and a resurgence of COVID-19 or the occurrence of another health epidemic or pandemic may have an adverse impact on our business in the future.

Our business, including our workforce, supply chain and customer base, has been adversely affected by COVID-19 in the past and a resurgence of COVID-19 or the occurrence of another health epidemic or pandemic may adversely affect us in the future. The COVID-19 pandemic, containment measures, and downstream impacts to hospital staffing and financial stability significantly impacted our business and results of operations, starting in the first quarter of 2020 and continuing through 2022, albeit to a lesser degree. For example, we experienced diminished access to our customers, including hospitals, which severely limited our ability to sell and, to a lesser degree, implement previously contracted Accelerate Pheno systems. More recently, hospital turnover resulting from burnout and financial challenges driven by inflation and other factors continued to divert the attention of hospital decision makers and impact our ability to access capital markets on terms that are not detrimental to our business.

It is possible that a resurgence of COVID-19 or the occurrence of another health epidemic or pandemic will adversely affect our business, our workforce, our supply chains and distribution networks or otherwise impact our ability to conduct business in the future. Further, to the extent our customers’, suppliers’ or service providers’ businesses are adversely affected by such occurrences, they might delay or reduce purchases from us or impact our ability to meet customer demand or development timelines, which could adversely affect our business and results of operations. The effects of ongoing or future health epidemics or pandemics on our business remain uncertain and subject to change.

Disruptions in the supply of raw materials, consumable goods or other key product components, or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability.

We must manufacture or engage third parties to manufacture components of our products in sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements. Certain of our components are custom-made by only a few outside suppliers and, in certain instances, we have a sole source supply for key product components. We may be unable to satisfy our forecast demand from existing suppliers for our products, or we may be unable to find alternative suppliers for key product components or ancillary items at reasonably comparable prices. If this occurs, we may be unable to manufacture our products, meet key development milestones, and/or meet our customers’ needs in a timely manner or at all.

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
29s

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

For example, we are currently experiencing unprecedented cost increases from many of our suppliers, primarily as a result of labor and supply disruptions and increased inflation. The areas of cost increases include raw materials, components, and value-add supplier labor. We currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our consumable test kits. Our kits require these components and raw materials, and many of our supply contracts permit the supplier to pass on certain inflation increases to us. Moreover, our ability to pass on cost increases to our consumable test kit customers is limited by long-term contractual price commitments. Prolonged elevated supply costs and further cost increases may further impact our cost to manufacture our Accelerate Pheno and Accelerate Arc systems and to develop our Accelerate Wave system. The supply cost increases we are experiencing and may experience in the future may materially reduce our gross profit margins, thereby negatively impact our overall financial results.

We previously identified a material weakness in our internal control over financial reporting, and if we fail to maintain an effective system of internal control, we may not be able to accurately or timely report our financial condition or results of operations.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During 2023, management, with oversight from the Audit and Governance Committee, completed the implementation of our previously disclosed remediation plan that included a control to review the accounting treatment of outstanding debt instruments on a quarterly basis in accordance with applicable accounting guidance. We have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and the share price of our common stock may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

See Part II, Item 9A, Controls and Procedures - “Management’s Report on Internal Control over Financial Reporting” of this Form 10-K for further information on the remediated material weakness.

Risks related to Our Intellectual Property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. As of December 31, 2023, we owned 23 issued U.S. patents and 30 non-U.S. patents and had three pending applications as well as registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license
30s

intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to make the inventions covered by our pending patent applications, or that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, interference or derivation proceedings in the United States can be initiated by a third party to
31s

determine who has the right to the subject matter covered by the claims of our patent applications and/or patents. We may not prevail in such proceedings. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

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

If we file an infringement action against a third party, that party may challenge the scope, validity or enforceability of our patents, requiring us to engage in complex, lengthy and costly litigation or other proceedings. Such litigation and administrative proceedings could result in revocation of our patents or amendment of our patent claims such that they no longer cover our products. They may also put our pending patent applications at risk of not issuing or issuing with limited and potentially inadequate scope to cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Due to the significant number of U.S. and foreign patents issued to, and other intellectual property rights owned by, entities operating in the industry in which we operate, we believe that there is a risk of litigation arising from allegations of infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us, our licensees, or our customers.

In addition, patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after the earliest filing date for which a benefit is claimed. For this reason, and because publications in the scientific literature often lag behind actual discoveries, despite our best efforts we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Another party may have filed or may in the future file patent applications covering our products or technology similar to ours. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States, or a derivation proceeding to determine rights to the relevant claimed subject matter. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful if the other party had independently arrived at the same or similar invention prior to our own invention, or had filed applications directed to such applications before us, resulting in a loss of our U.S. patent position with respect to such inventions.

We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe on a third party’s proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to us and divert the efforts of our technical and management personnel. We may also be subject to significant damages or injunctions against development and sale of some or all of our products. Furthermore, claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties, and we may be unable to obtain royalty or license agreements on commercially acceptable terms, if at all.

32s

We may be subject to claims by third parties asserting that our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed others’ intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. Litigation may be necessary to defend against these claims.

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

The Accelerate Pheno system integrates several of our component products, systems and processes. We have dedicated significant resources on research and development activities into the Accelerate Pheno, Accelerate Arc and Accelerate Wave systems, and we intend to spend significantly more on research and development activities, including for such systems. There can also be no assurance that we will be able to develop additional types of tests and instruments in the future nor whether these will result in commercial products that will generate revenues.

We have a single research and development facility and we may be unable to continue to conduct our research and development activities if we lose this facility. If our facility or our equipment were damaged or destroyed, or if we experience a significant disruption in our operations for any reason, our ability to continue to operate our business could be materially harmed.

We currently conduct all of our research and development and product development activities, other than those outsourced to third party providers, in our Tucson, Arizona facility. If this facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if our business is disrupted for any other reason, we may not be able to continue the development of future products or test our products as promptly as our potential customers expect, or possibly not at all, and we would have no other means of conducting such activities until we were able to restore such capabilities at the current facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities and, we may not be able to maintain our relationships with our licensees or customers.

The manufacture of components of our products involves complex processes, sophisticated equipment and strict adherence to specifications and quality systems procedures. Any unforeseen manufacturing problems, such as contamination of our facility, equipment malfunction or failure to strictly follow procedures or meet specifications, could result in delays or shortfalls in the production of our products. Identifying and resolving the cause of any manufacturing issues could require substantial time and resources. If we are unable to keep up with future demand for our products by successfully manufacturing and shipping our products in a timely manner, our revenue growth could be impaired and market acceptance of our product candidates could be adversely affected.

While we carry a nominal amount of business interruption insurance to cover lost revenue and profits, this insurance does not cover all possible situations. If we have underestimated our insurance needs with respect to an
33s

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

We are also subject to extensive regulation by the FDA pursuant to the FDCA, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Following the introduction of a product, these and other government agencies will periodically review our manufacturing processes, product performance and compliance with applicable requirements.

We are also subject to various U.S. healthcare related laws regulating sales, contracting, marketing, and other business arrangements and the use and disclosure of individually identifiable health information. These include but are not limited to:

•The federal Anti-Kickback Statute, a criminal law, which prohibits persons and entities from knowingly and willfully offering, paying, providing, soliciting, or receiving any remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce or reward the referral of an individual, or the purchasing, leasing,
34s

ordering, recommending, furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal healthcare programs.
•The federal False Claims Act, which imposes significant civil penalties, treble damages and potential exclusion from participation in federal healthcare programs against any person or entity that, among other things, knowingly presents, or causes to be presented, to the federal government claims for payment that are false or fraudulent or for making a false record or statement material to an obligation to pay the federal government or for knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government Further, a violation of the federal Anti-Kickback Statute can serve as a basis for liability under the federal civil False Claims Act. The qui tam provisions of the False Claims Act allow private individuals to bring actions on behalf of the federal government and to share in any monetary recovery. There is also the federal Criminal False Claims Act, which is similar to the federal Civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
•The federal Stark law, which prohibits physicians from referring patients to receive “designated health services” payable by Medicare or Medicaid from entities with which the physician or an immediate family member has a financial relationship, unless an exception applies. Financial relationships include both ownership/investment interests and compensation arrangements. Violation of the federal Stark law can result in significant civil monetary penalties and exclusion from participation in the federal healthcare programs.
•The Eliminating Kickbacks in Recovery Act, which makes it a federal crime to knowingly and willfully solicit or receive any remuneration (including kickbacks, bribes, or rebates) in return for referring a patient to a recovery home, clinical treatment facility, or laboratory where the services are covered by a “health care benefit program,” which includes private payers, or pay or offer any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or laboratory. Violations of the law may result in penalties per occurrence and imprisonment.
•Federal criminal statutes created by HIPAA impose criminal liability for, among other things, knowingly and willfully (i) executing (or attempting to execute) a scheme to defraud any health care benefit program, including private payers, or (ii) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program.
•HIPAA, as amended by HITECH, which also restricts the use and disclosure of protected health information, mandates the adoption of standards relating to the privacy and security of protected health information, and requires us to report certain security breaches to health care provider customers with respect to such information where we are acting as a HIPAA business associate to that customer.
•The federal Physician Payment Sunshine Act, which requires applicable manufacturers of certain medical devices that may be reimbursed by Medicare, Medicaid, or CHIP, among others, to annually track and report payments or other transfers of value provided to U.S. licensed physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse-midwives, and U.S. teaching hospitals as well as certain ownership and investment interest held in the manufacturer by physicians and their immediate family members.

Similar requirements have been adopted by many states and foreign countries. Violations of any of these laws can lead to additional legal risk such as risk of plaintiff class actions, state attorney general actions, and investigations by the FTC, among others.

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
•recall or seizure of our products;
•corrective field actions for our products;
•submission of reports to FDA or other regulatory authorities;
•total or partial suspension of production or distribution;
•withdrawal or suspension of marketing clearances or approvals;
35s

•clinical holds for investigations;
•untitled letters or warning letters;
•refusal to permit the import or export of our products;
•criminal prosecution; and
•exclusion or debarment from participation in federal health care programs such as Medicare and Medicaid.

Any of these actions, in combination or alone, could prevent us from marketing, distributing and selling our products.

In addition, we have developed and configured our business, and we intend to market our products, to meet customer needs created by these various laws and regulations. Any significant change in these regulations could reduce demand for our products. New legislation could also be enacted, and/or governmental agencies may also impose new requirements under existing laws, regarding registration, labeling or prohibited materials that may require us to modify or re-register, or seek new approvals or clearances for, products already on the market, may otherwise adversely impact our ability to market our products, or may otherwise reduce demand for our products. If materials used in our products become unavailable because of new governmental regulations, substitute materials may be less effective and may require significant cost to incorporate in our product.

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

The use of our diagnostic products by our customers is also affected by CLIA and related federal and state regulations that provide for regulation of laboratory testing. CLIA is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality assurance, quality control and inspections. Current or future CLIA requirements or the promulgation of additional regulations affecting laboratory testing may prevent some laboratories, hospitals, providers or other customers with laboratories from using some or all of our diagnostic products.

Maintaining adequate sales of our product may depend on the availability of adequate reimbursement to our customers from third-party payers, including government programs such as Medicare and Medicaid, private insurance plans, and managed care programs.

Maintaining and growing sales of our approved products depends in part on the availability of adequate coverage and reimbursement of our products by third-party payers, including government programs such as Medicare and Medicaid, private insurance plans and managed care programs. Hospitals, clinical laboratories and other healthcare provider customers that may purchase our products generally bill various third-party payers to reimburse all or a portion of the costs and fees associated with diagnostic tests, including the cost of the purchase of our products. We currently expect that all of our diagnostic tests will be performed in a hospital inpatient setting, where governmental payers, such as Medicare, generally reimburse hospitals a single bundled payment that is based on the patient’s diagnosis under the MS-DRG classification system for all items and services provided to the patient during a single hospitalization, regardless of whether our diagnostic tests are performed during such hospitalization. As a result, our customers’ access to adequate reimbursement by government and private insurance plans is central to the acceptance of our products. We may be unable to sell our approved products on a profitable basis if third-party payers refuse to cover our products or reduce their current levels of reimbursement, or if our costs of production increases faster than increases in reimbursement levels.

Additionally, third-party payers are increasingly reducing reimbursement for medical products and services. In addition, the U.S. government, state legislatures, and foreign governments have and may continue to implement cost-containment measures and more restrictive policies, including price controls and restrictions on reimbursement. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products. Further, the Budget Control Act of 2011 (the “Budget Control Act”) established a process to reduce federal budget deficits through an automatic “sequestration” process if deficit reductions targets are not otherwise reached. Under the terms of the Budget Control Act, sequestration
36s

imposes cuts to a wide range of federal programs, including Medicare, which is subject to a two percent cut. The Bipartisan Budget Act of 2013 extended the two percent sequestration cut for Medicare through fiscal year 2023, and a bill signed by President Obama on February 15, 2014 further extended this cut for an additional year, through fiscal year 2024. The Bipartisan Budget Act of 2015, approved in November 2015, extended sequestration an additional year to 2025, Medicare reimbursements were lowered, and other changes were made to compliance measures. The Bipartisan Budget Act of 2019 signed by President Trump in August 2019 also extended sequestration for another two years to fiscal year 2029. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, signed into law in March 2020, included critical relief from sequestration cuts as it applies to Medicare payments, exempting Medicare from the effects of sequestration from May 1, 2020, through March 31, 2022. Cuts of 1% were imposed from April 1 through June 30, 2022. As of July 1, 2022, cuts of two percent were reimposed and are set to remain in effect until 2031 unless unless additional Congressional action is taken. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year.

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
37s

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

The regulatory processes applicable to our products and operations are expensive, time-consuming, and uncertain and may prevent us from obtaining required authorizations for the commercialization of our products.

Our products are regulated as medical devices by the FDA and comparable agencies of other countries. In particular, the FDCA and implementing FDA regulations govern activities for devices such as design, development, testing, manufacturing, storage, distribution, labeling, registration and listing, premarket clearance or approval, advertising, promotion, sales, and reporting for devices, including reporting of certain malfunctions, deaths, and injuries associated with the device, and reporting of certain recalls and corrective field actions. Some of our products, depending on their intended use, will require approval of a PMA application or clearance of a 510(k) notification, or granting of a request for de novo classification from the FDA prior to marketing. The FDA has committed to review most 510(k) decisions within 90 days, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and clearance is never assured. The PMA process is much more costly, lengthy and uncertain. The FDA has committed to review most PMAs within 180 days where an advisory panel is not required and within 320 days where an advisory panel is required, but the review may be delayed due to requests for additional information. A decision may take significantly longer, and approval is never assured. In the 510(k) clearance process, the FDA must determine that a proposed device is “substantially equivalent” to a device legally on the market, known as a “predicate” device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. The PMA pathway requires an applicant to demonstrate the safety and effectiveness of the device based on extensive data, including technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for Class III devices that are deemed to pose the greatest risk, including devices for which general controls would be insufficient, and special controls cannot be developed, to provide a reasonable assurance of safety and effectiveness of the device, such as life-sustaining, life-supporting or implantable devices, or devices that otherwise present a potential unreasonable risk of illness or injury. However, some devices are automatically classified as Class III and subject to the PMA pathway regardless of the level of risk they pose, because there is no legally marketed predicate device to which the proposed device may demonstrate substantial equivalency. Manufacturers of these devices may request that the FDA review such devices in accordance with the de novo classification procedure, which allows a manufacturer whose novel device would otherwise require the submission and approval of a PMA prior to marketing to request down-classification of the device on the basis that the device presents low or moderate risk. If the FDA agrees with the down-classification, the applicant will then receive authorization to market the device. This device type can then be used as a predicate device for future 510(k) submissions.

The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•we may not be able to demonstrate to the FDA’s satisfaction that our product candidates provide a reasonable assurance of safety and effectiveness for their intended uses, or that our product candidates are substantially equivalent to a predicate device;
•the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, or de novo classification, where required; and
•the manufacturing process or facilities we or our contract manufacturers use may not meet applicable requirements.

With respect to those future products where a PMA is not required, we cannot assure you that we will be able to obtain 510(k) clearances or de novo classification with respect to those products. The process of obtaining regulatory clearances or approvals, or completing the de novo classification process, to market a medical device can be costly and time consuming, and we may not be able to successfully obtain pre-market reviews on a timely basis, if at all. Further, even if we were to obtain regulatory clearance, approval or de novo classification, it may not be for the uses we believe are important or commercially attractive, in which case we would not be permitted to market our product for those important or commercially attractive uses that were not cleared, approved or de novo classified.
38s

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

Clinical trial data is typically required to support a PMA or de novo classification request and is sometimes required for a 510(k) pre-market notification. Although many 510(k) pre-market notifications are cleared without clinical data, in some cases, the FDA requires clinical data to support a demonstration of substantial equivalence. Clinical trials are expensive and time-consuming. In addition, the commencement or completion of any clinical trials may be delayed or halted for any number of reasons, including product performance, changes in intended use, changes in medical practice and the opinion of evaluator Institutional Review Boards.

The FDA has also undertaken initiatives related to enhancement of the 510(k) review process and has proposed significant changes to the regulation of laboratory developed tests (“LDTs”). In particular, on October 3, 2023, the FDA proposed to regulate LDTs as medical devices, and to phase out its historical exercise of enforcement discretion for such tests. If the proposed rule is finalized, laboratories offering LDTs would be expected to come into compliance with FDA regulation of medical devices over a period of time. Even if the proposed rule is not finalized, the FDA could seek to increase its oversight of LDTs as medical devices under existing regulations. We continue to monitor these developments and analyze how they will impact the clearance approval and classification of our products, as well as the demand for our products by customers. These and other actions proposed by the FDA’s Center for Devices and Radiological Health (“CDRH”) could result in significant changes to the 510(k) process, which could complicate the clearance, approval and de novo classification processes, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the clearance, approval or de novo classification of our products. If we fail to adequately respond to the increased scrutiny and changes to the 510(k) submission process, our business may be adversely impacted.

Failure to comply with the applicable requirements can result in, among other things, untitled letters, warning letters, administrative or judicially imposed sanctions such as injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal to grant premarket clearance, PMA approval or de novo classification for devices, withdrawal of marketing clearances or approvals, or criminal prosecution. With regard to products for which we seek 510(k) clearance, PMA approval or de novo classification from the FDA, any failure or material delay to obtain such clearance, approval or de novo classification could harm our business. If the FDA were to disagree with our regulatory assessment and conclude that approval, clearance or de novo classification is necessary to market the devices, we could be forced to cease marketing the products and seek approval, clearance or de novo classification before continuing to market such devices. Once clearance, approval or de novo classification has been obtained for a product, there is an obligation to ensure that all applicable FDA and other regulatory requirements continue to be met.

In addition, it is possible that the current regulatory framework could change or additional laws or regulations could arise at any stage during our product development or marketing, which may adversely affect our ability to obtain or maintain clearance, approval or de novo classification of our products. Any delay in, or failure to receive or maintain, clearance, approval or de novo classification for our product candidates could prevent us from generating revenue from these product candidates. Additionally, the FDA and other regulatory authorities have
39s

broad enforcement powers. Regulatory enforcement or inquiries, or other increased scrutiny on us, could affect the perceived safety and efficacy of our product candidates and dissuade our customers from using our product candidates, if and when they are authorized for marketing.

Our manufacturing facility located in Tucson, Arizona, where we assemble and produce our products, may be subject to regulatory inspections by the FDA and other federal and state and foreign regulatory agencies. For example, this facility is subject to QSRs of the FDA and is subject to annual inspection and licensing by the State of Arizona. If we fail to maintain this facility in accordance with the QSR requirements, international quality standards or other regulatory requirements, our manufacturing process could be suspended or terminated, which would prevent us from being able to provide products to our customers in a timely fashion.

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

Global health crises may divert regulatory resources and attention away from approval processes for our products. This could materially lengthen the regulatory approval process of new products, which would delay expected commercialization of such new products.

Modifications to our products, if cleared or approved, may require new 510(k) clearances or pre-market approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.

Any modification to a 510(k)-cleared or de novo classified device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance, unless a predetermined change control plans (“PCCP”) for the device has been cleared. If a PCCP has been cleared for the device, then the manufacturer may make changes to the device consistent with the cleared PCCP without submitting a new 510(k), even though such changes would typically require 510(k) clearance. If the modification would result in the device becoming a different type of device, including a novel device or a Class III device, then a de novo classification request or PMA, rather than a new 510(k), may be required. Similarly, any modification to a PMA-approved device that affects the safety or effectiveness of the device, including significant modifications to the manufacturing process, labeling of the product, or design of the device, requires a PMA supplement or new PMA, unless a PCCP has been approved for the device. If a PCCP has been approved for a PMA-approved device, then changes may be made to the device consistent with the approved PCCP without submitting a PMA supplement, even though such changes would typically require a PMA supplement. The FDA requires each manufacturer to make the determination initially whether a new 510(k), de novo classification request, or PMA is required for a modification to a device, or whether the modification may be documented without further FDA premarket review, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances, de novo classifications, or PMA approvals are necessary. If the FDA disagrees with our determination and requires us to submit new 510(k) notifications, de novo classifications, PMA supplements or PMAs for modifications to previously cleared, de novo classified, or approved products for which we conclude that new clearances, de novo classification, or approvals are unnecessary, we may be required to cease marketing or to recall the modified product until we obtain clearance or approval, and we may be subject to significant fines or penalties.

Furthermore, the FDA’s ongoing review of the 510(k) program may make it more difficult for us to make modifications to any products for which we obtain clearance or de novo classification, either by imposing more strict requirements on when a manufacturer must submit a new 510(k) for a modification to a previously cleared or de novo classified product, or by applying more onerous review criteria to such submissions. The practical impact of the FDA’s continuing scrutiny of the 510(k) program remains unclear.

40s

We rely on third parties to conduct studies of our products that may be required by the FDA or other regulatory authorities, and those third parties may not perform satisfactorily.

We rely on third parties, including clinical investigators, to conduct studies on our products. Our reliance on these third parties for clinical development activities will reduce our control over these activities. These third parties may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. If applicable, our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain marketing authorization from the FDA or other regulatory authorities for our products.

A recall of our products, either voluntarily or at the direction of the FDA, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

The FDA and similar foreign governmental authorities have the authority to require the recall of commercialized products. In addition, manufacturers may, under their own initiative, recall a product for any reason, including if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of an unacceptable risk to health, component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Under the FDA’s medical device reporting regulations, we are required to report to the FDA any incident in which information reasonably suggests that our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, such malfunction would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. Recalls of any of our products would divert managerial and financial resources, have an adverse effect on our reputation, and may impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands. Additionally, under the FDA’s regulations for corrections and removals, we are required to report to the FDA any field correction or other recall action that is initiated to reduce a risk to health, or to remedy a violation of the FDCA caused by the device which may present a risk to health. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide that we will need to obtain, new approvals, clearances or de novo classification for the device before we may market or distribute the corrected device. Seeking such approvals, clearances or de novo classification may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA untitled letters, warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines. We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our ability to market our products in the future.

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

We are required to continually meet Nasdaq’s listing requirements in order to maintain the listing of our common stock on The Nasdaq Capital Market. As described in a Current Report on Form 8-K filed with the SEC on March 5, 2024, we received written notice (the “Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) on March 4, 2024 notifying us that for the last 31 consecutive business days prior to the date of the Notice, our Market Value of Listed Securities (as defined under Nasdaq rules) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until September 3, 2024 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at
41s

any time before the Compliance Date, the market value of our common stock (calculated in accordance with Nasdaq rules) closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to us and close the matter.

If we do not regain compliance with the MVLS Requirement prior to the Compliance Date, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. We are evaluating potential actions to regain compliance with the MVLS Requirement and intend to actively monitor the market value of our common stock. We may also, if appropriate, consider other options to regain compliance with Nasdaq’s continued listing standards. There can be no assurance that we will regain compliance with the MVLS Requirement or otherwise maintain compliance with any of the other Nasdaq listing requirements.

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

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Any sales by us or by our existing stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline. The exercise of any outstanding options or warrants, the issuance of future equity awards to retain and incentivize employees, the issuance of our common stock upon the conversion or exchange of our convertible notes and any other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock.

To the extent that we raise additional funds through the issuance and sale of equity or convertible debt securities the issuance of such securities will result in dilution to our stockholders. Investors purchasing shares or other securities in the future may also have rights superior to existing stockholders. In addition, we have a significant number of options, warrants and restricted stock units outstanding. If the holders of these options, or warrants exercise, or the restricted stock units are released, our stockholders may incur further dilution.

We are likely to require additional capital in the future, and you may incur dilution to your stock holdings.

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
42s

infrastructure, increase our manufacturing capacity, fund our operations, and continue our research and development activities. Our future funding requirements will depend on many factors, including:

•our ability to address existing obligations, including our 2.50% Notes and 5.00% Notes;
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
•our failure to meet applicable Nasdaq listing standards and the possible delisting of our common stock from Nasdaq;
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
43s

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
•changes in earnings estimates or recommendations by securities analysts; and
•changes in general market, economic, and political conditions in the U.S., and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, other geopolitical uncertainties, public health concerns (including health epidemics, pandemics or outbreaks of communicable diseases), and responses to such events.

The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2023, the sale price for our common stock ranged from $4.17 to $10.30 per share, and during the year ended December 31, 2022, the sale price for our common stock ranged from $5.10 to $51.50 per share. Share prices shown reflect the Company effected one-for-ten Reverse Stock Split which occurred on July 11, 2023. The market prices for securities of medical technology companies like ours historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

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

As of December 31, 2023, our directors and executive officers beneficially owned in the aggregate, approximately 48% of our outstanding common stock, including 40% beneficially owned, directly or indirectly, by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock. Certain of our major shareholders hold their shares in certificate form, further limiting trading volume.

Provisions in our Amended and Restated Certificate of Incorporation, as amended (our “Charter”) and Amended and Restated Bylaws (as amended, our “Bylaws”) and Delaware law may delay or prevent acquisition of our Company, which could adversely affect the value of our common stock.

Provisions contained in our Charter and Bylaws, as well as provisions of the Delaware General Corporation Law (“DGCL”), could delay or make it more difficult to remove incumbent directors or for a third party to acquire us, even if a takeover would benefit our stockholders. For example, our board of directors may fill any vacancy on the board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise. Special meetings of the stockholders may be called only by the President, a Vice President, our board of directors or the holders of not less than one-tenth of all the shares entitled to vote at the meeting. Additionally, our board of directors has the authority to cause us to issue, without any further vote or action by the stockholders, up to 5.0 million shares of preferred stock, par value $0.001 per share, in one or more series, to fix the number of shares constituting such series and the designation of such series, the voting powers, if any, of the shares of such series, and the preferences and relative, participating, optional or other special rights, if any, and any qualifications,
44s

limitations or restrictions thereof, of the shares of such series. The issuance of shares of preferred stock may have the effect of delaying, deferring or preventing a change in control of our Company without further action by the stockholders, even where stockholders are offered a premium for their shares. Moreover, we are subject to the provisions of Section 203 of the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

General Risk Factor

Current macroeconomic conditions and the uncertain economic outlook may remain challenging for the foreseeable future.

Global economic conditions, which have led to market disruptions and significant volatility in credit and capital markets, may remain challenging and uncertain for the foreseeable future, including inflation, global health crises, international wars and disputes, and disruptions to the banking system due to bank failures. These conditions not only limit our access to capital but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign hospitals and other customers to slow spending on our products, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers and increase our allowance for doubtful accounts, and our days sales outstanding would be negatively impacted. Although we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, we may not continue to experience the same loss rates that we have in the past.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. As such, we have implemented cybersecurity programs designed to maintain compliance with applicable laws and regulations governing ethical business practices, including our relationships with suppliers, customers, and business partners.

We maintain formal processes for our cybersecurity program and incident response procedures, which are updated at least annually. These processes include, among other things, detailed steps on how we assess cyber risks, identify threats, and determine the materiality of cyber incidents. These processes also designate certain roles within the company to execute these policies and certain leadership roles to manage material risk escalation. These processes endeavor to follow the National Institute of Standards and Technology (NIST) Cybersecurity Framework.

Our Information Security team uses automated technology, third-party partners, and direct review of system indicators to monitor and implement the prevention, detection, mitigation, and remediation of cybersecurity incidents, and to stay current with the changing threat landscape. We also leverage encryption technologies and other measures to safeguard systems. We engage third parties as part of our cyber program, including external security firms that provide security technology, conduct regular security audits, and conduct penetration testing.

We also engage third-party service providers to assist with managing various other aspects of our business. We review SOC 1 and similar documentation from these third-party service providers annually to better understand the information security programs maintained by them.
45s

Our employees are responsible for complying with our data security standards and are required to complete annual training to understand the behaviors and technical requirements necessary to keep data secure. We also require that cybersecurity training be part of the onboarding process for new hires.

As of December 31, 2023, cybersecurity risks have not materially affected our business strategy, results of operation, or financial condition.

Governance
Cybersecurity is an important component of our enterprise risk management program. While the full board of directors (the “Board”) has primary responsibility for risk oversight, the Board utilizes its committees, as appropriate, to monitor and address the risks that may be within the scope of a particular committee’s expertise or charter and receives updates at Board meetings on committee activities.

The Audit and Governance Committee has oversight over the adequacy of the Company’s enterprise risk management and internal controls, including computerized information system controls and security, and regularly reviews our cybersecurity, including IT risks, controls, procedures, and plans to mitigate cybersecurity risks and respond to security incidents. Due to the importance of cybersecurity, the full Board receives a report on at least an annual basis from the IT Director, on, among other issues, our cyber risks and threats, the status of projects, management’s strategies to strengthen our IT systems, assessments of our security program, third-party assessments and testing, our emerging threat landscape, and the review of our cybersecurity insurance policy. Updates will be held more frequently with the Audit and Governance Committee as deemed appropriate for significant changes to the Company’s IT systems or cybersecurity processes. Pursuant to our incident response procedures, material cyber incidents will be reported to the Audit and Governance Committee upon a determination of material status.

Management is responsible for our company’s day-to-day risk management activities. Our cybersecurity program is led by our IT Director, who is responsible for assessing and managing cybersecurity risks. He has 12 years of experience as a leader in both the medical and defense industries. As cybersecurity-centric manager our IT Director has also achieved high-level security clearance and held the title of Information System Security Officer for other organizations.

As cybersecurity risks arise, our IT Director executes an incident response procedure and communicates the appropriate details to management in alignment with the escalation steps in the procedure. In addition, our IT Department conducts quarterly IT systems audits which include system log audits, backup and recovery assessment, account review, and project status.

Item 2. Properties

Our headquarters and reference laboratory space is located in Tucson, Arizona, and we have other offices in Europe. As of December 31, 2023, we leased approximately 54,092 square feet of office/laboratory and manufacturing space, in Tucson, Arizona. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. See Part II, Item 8, Note 9, Leases for additional details regarding the leases.

Item 3. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.
46s

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades under the symbol “AXDX” on The Nasdaq Capital Market.

Holders

As of March 25, 2024, we had approximately 33 record owners of our common stock. The actual number of holders of our common stock is greater than the number of record owners and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2023 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2023:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)(3)
Equity compensation plans approved by security holders	1,609,275	(2)	$148.40	1,288,286
Equity compensation plans not approved by security holders	—		—	—
Total	1,609,275		$148.40	1,288,286

(1) Shares of common stock issuable upon vesting of restricted stock units (“RSUs”) have been excluded from the calculation of the weighted average exercise price because they have no exercise price.
(2) Represents 369,839 shares of common stock subject to outstanding stock options and 1,239,436 shares of common stock that may be issued upon vesting of outstanding RSUs.
(3) Represents shares of common stock remaining available for issuance under the Company’s 2022 Omnibus
47s

Equity Incentive Plan.

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
48s

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2023, 2022 and 2021

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

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Net sales	$12,059	$12,752	$(693)	(5)%	$12,752	$11,782	$970	8%

During the year ended December 31, 2023, net sales decreased primarily due to lower sales of Accelerate Pheno instruments compared to the year ended December 31, 2022, as fewer new contracts were signed for new Accelerate Pheno instrument placements in the current year. This decrease was partially offset by an increase in net sales of Accelerate PhenoTest BC Kits as customers completed their instrument verifications and began purchasing kits.

During the year ended December 31, 2022, net sales increased primarily as a result of higher sales of Accelerate PhenoTest BC Kits and service contract revenue compared to the year ended December 31, 2021. Accelerate PhenoTest BC Kit revenue increased as customers completed their instrument verifications and began purchasing kits. Service contract revenue increased as a higher number of customers entered into instrument service agreements following the expiration of their warranty periods.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Total cost of sales	$9,509	$9,449	$60	1%	$9,449	$12,163	$(2,714)	(22)%
Inventory write-down	1,184	—	1,184	100%	—	4,500	(4,500)	(100)%
Non-cash equity-based compensation as a component of cost of sales	300	665	(365)	(55)%	665	325	340	105%
Total cost of sales less inventory write-down and non-cash equity-based compensation	$8,025	$8,784	$(759)	(9)%	$8,784	$7,338	$1,446	20%

During the year ended December 31, 2023, cost of sales increased slightly when compared to the year ended December 31, 2022. This increase was primarily due to an excess inventory write-down of $1.2 million recorded during the year ended December 31, 2023 partially offset by reduced non-cash equity-based compensation and reduced demand for Accelerate Pheno instruments.

During the years ended December 31, 2023 and December 31, 2021, the Company took charges to cost of sales for inventory provisions primarily related to the write-down of excess quantities of instrument raw material and work in process inventory, whose inventory levels were higher than our updated forecasts of future demand for those products. Inventory provisions totaled $1.2 million during the year ended December 31, 2023 and $4.5 million during the year ended December 31, 2021, with no inventory provisions recorded for the year ended December 31, 2022.

Total cost of sales less inventory write-downs and non-cash equity-based compensation expense during the year ended December 31, 2023, decreased consistent with the decrease in sales of Accelerate Pheno instruments, compared to the year ended December 31, 2022.

49s

During the year ended December 31, 2022, cost of sales decreased when compared to the year ended December 31, 2021. This decrease was primarily due to an inventory write-down of $4.5 million recorded during the year ended December 31, 2021, as described above.

Total cost of sales less inventory write-downs and non-cash equity-based compensation expense during the year ended December 31, 2022, increased primarily as a result of an increase in Accelerate PhenoTest BC Kit revenue and increases to our cost of manufacturing compared to the year ended December 31, 2021.

Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to a customer, or when instruments are amortized to cost of sales.

Cost of sales includes non-cash equity-based compensation expense of $0.3 million, $0.7 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, non-cash equity-based compensation expense decreased due to lower labor expenses and decreases in fair value of stock awards being granted. During the year ended December 31, 2022, non-cash equity based compensation increased due to new awards being granted and continued amortization of prior periods.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Gross profit (loss)	$2,550	$3,303	$(753)	(23)%	$3,303	$(381)	$3,684	(967)%
Inventory write-down	1,184	—	1,184	100%	—	4,500	(4,500)	(100)%
Non-cash equity-based compensation as a component of gross profit (loss)	300	665	(365)	(55)%	665	325	340	105%
Gross profit (loss) less inventory write-down and non-cash equity-based compensation	$4,034	$3,968	$66	2%	$3,968	$4,444	$(476)	(11)%

During the year ended December 31, 2023, gross profit decreased as a result of inventory provisions primarily related to the write-down of excess quantities of raw material and work in process instrument inventory, compared to the year ended December 31, 2022. As described above, the Company recorded an inventory write-down of $1.2 million for the year ended December 31, 2023.

Gross profit (loss) less inventory write-downs and non-cash equity-based compensation expense increased during the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the increase in gross margin as a result of reductions in costs to manufacture consumables.

During the year ended December 31, 2022, the Company recorded a gross profit, while recording a gross loss during the year end December 31, 2021. As described above, the Company recorded an inventory write-down of $4.5 million during the year ended December 31, 2021 resulting in a gross loss for the period.

Gross profit (loss) less inventory write-downs and non-cash equity-based compensation expense decreased during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to increases in costs to manufacture consumables due to pandemic-related inflationary factors and a decrease in our average unit sales price period over period.

Inventory with zero cost basis was sold to customers for the years ended December 31, 2023, 2022 and 2021. Sales of pre-launch inventory previously not capitalized and expensed in a previous year for the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.8 million and $0.2 million, respectively.

50s

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$25,353	$26,915	$(1,562)	(6)%	$26,915	$21,943	$4,972	23%
Non-cash equity-based compensation as a component of research and development	1,396	1,419	(23)	(2)%	1,419	4,102	(2,683)	(65)%
Research and development less non-cash equity-based compensation	$23,957	$25,496	$(1,539)	(6)%	$25,496	$17,841	$7,655	43%

Research and development expenses for the year ended December 31, 2023 decreased as compared to the year ended December 31, 2022 primarily due to lower employee related expenses and a decrease in third party development costs to develop our Accelerate Wave system, as we further advance the program from development to verification and validation.

Research and development expenses for the year ended December 31, 2022 increased as compared to the year ended December 31, 2021. The increase was primarily the result of an increase in costs related to the completion of the Accelerate Arc module and associated BC kit, and development and contracted services used to develop the Accelerate Wave system. This increase was partially offset by decreases in employee related expenses and engineering supplies, including a decrease in non-cash equity-based compensation expense to $1.4 million from $4.1 million for the year ended December 31, 2022 compared to 2021, primarily due to a lower fair value of stock awards being granted during the year ended December 31, 2022. This lower fair value was due to a decrease in the Company’s stock price year over year.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Sales, general and administrative	$31,225	$39,193	$(7,968)	(20)%	$39,193	$49,236	$(10,043)	(20)%
Non-cash equity-based compensation as a component of sales, general and administrative	3,691	8,541	(4,850)	(57)%	8,541	17,620	(9,079)	(52)%
Sales, general and administrative less non-cash equity-based compensation	$27,534	$30,652	$(3,118)	(10)%	$30,652	$31,616	$(964)	(3)%

Sales, general and administrative expenses during the year ended December 31, 2023 decreased compared to the year ended December 31, 2022, primarily due to lower employee related expenses and employee non-cash equity-based compensation expenses following the restructuring of the Company’s commercial sales team subsequent to the signing of the Sales and Marketing Agreement with BD in the third quarter of 2022.

Sales, general and administrative expenses for the year ended December 31, 2022 decreased as compared to the year ended December 31, 2021 primarily due to a decrease in non-cash equity-based compensation expense and other factors.
51s

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Loss from operations	$(54,028)	$(62,805)	$8,777	(14)%	$(62,805)	$(71,560)	$8,755	(12)%
Inventory write-down	1,184	—	$1,184	100%	—	4,500	(4,500)	(100)%
Non-cash equity-based compensation as a component of loss from operations	5,387	10,625	$(5,238)	(49)%	10,625	22,047	(11,422)	(52)%
Loss from operations less inventory write-down and non-cash equity-based compensation	$(47,457)	$(52,180)	$4,723	(9)%	$(52,180)	$(45,013)	$(7,167)	16%

During the year ended December 31, 2023, our loss from operations decreased as compared to the year ended December 31, 2022, primarily due to lower employee related expenses, partially offset by the write-down of excess quantities of raw material and work in process instrument inventory.

During the year ended December 31, 2022, loss from operations decreased as compared to the year ended December 31, 2021 primarily due to lower non-cash equity-based compensation expense partially offset by higher research and development costs in 2022 and an inventory write-down incurred in 2021, as well as higher revenue compared to the prior year period.

Loss from operations includes non-cash equity-based compensation expense of $5.4 million, $10.6 million and $22.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease of non-cash equity-based compensation expense for each year was primarily the result of stock awards having a lower fair value primarily due to a decrease in the Company’s stock price year over year.

This loss and further losses are anticipated and are the result of our continued investments in key research and development program costs, and commercialization of the Company’s products.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Total other (expense) income, net	$(6,740)	$235	$(6,975)	(2,968)%	$235	$(6,097)	$6,332	(104)%

During the year ended December 31, 2023, other expense, net, is comprised of loss on extinguishment of debt of $6.5 million, loss on extinguishment of debt with related party of $6.8 million, both in conjunction with the Restructuring Transactions, interest expense of $5.9 million, and related party interest expense of $1.8 million. These expenses were partially offset by a $13.0 million gain on a fair-value adjustment mainly consisting of the derivative liability related to our 5.00% Notes as well as the Schuler Purchase Obligation.

During the year ended December 31, 2022, other income, net, was primarily comprised of a gain on extinguishment of debt of $3.6 million, partially offset by interest expense of $2.3 million and related party interest expense of $1.5 million.

During the year ended December 31, 2021, other expense, net, was primarily comprised of interest expense of $15.5 million partially offset by gains on extinguishment of debt of $9.8 million. In addition, the Small Business Administration’s, Paycheck Protection Program loan and accrued interest of $4.8 million, was forgiven and recorded as a gain on extinguishment.

The Company entered into privately negotiated exchange agreements during the years ended December 31, 2022 and 2021. Holders of certain of the 2.50% Notes exchanged 2.50% Notes held by them for shares of the Company’s common stock. The gain on extinguishment of exchanged notes was $3.6 million and $4.9 million during the year ended December 31, 2022 and 2021 respectively.

The increase in interest expense for the year ended December 31, 2023, when compared to the prior year,
52s

was primarily the result of the Company’s entry into the 5.00% Notes in 2023. The decrease in interest expense for the year ended December 31, 2022 when compared to the prior year was the result of the Company’s adoption of Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) on January 1, 2022, which simplified the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for our 2.50% Notes. Interest expense was $5.9 million, $2.3 million and $15.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31,				December 31,
	(in thousands)				(in thousands)
	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
(Provision) benefit for income taxes	$(850)	$77	$(927)	(1,204)%	$77	$(45)	$122	(271)%

For the year ended December 31, 2023 the Company recorded a tax provision of $0.9 million related to tax liabilities generated by our foreign subsidiaries. For the year ended December 31, 2022, the Company recorded an immaterial benefit for income taxes, anticipating a refund from prior year overpayments.

For the years ended December 31, 2022, and 2021, the Company recorded immaterial income taxes as the Company is anticipating nominal state and foreign tax expense and has significant net operating losses to offset taxable income.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $668.9 million as of December 31, 2023. During the year ended December 31, 2023, the Company had a net loss of $61.6 million and negative cash flows from operations of $40.2 million. The Company had working capital of $12.4 million as of December 31, 2023.

On March 9, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding 2.50% Notes (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). On March 15, 2023, the 2.50% Notes matured and became due and payable. Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal of any 2.50% Note due and payable on March 15, 2023 and the failure to pay any interest on any 2.50% Note due and payable. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of the Secured Note in an aggregate principal amount of $34.9 million and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect a series of transactions to allow for the restructuring of the Company’s capital structure (the “Restructuring Transactions”).

On June 9, 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement whereby the Company:
•exchanged approximately $55.9 million aggregate principal amount of 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022, for $1.0 million;
•issued and sold an additional $10.0 million aggregate principal amount of 5.00% Notes;
•amended and repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock;
•issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock;
•amended the March 2022 Securities Purchase Agreement and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and
53s

•entered into a new securities purchase agreement with the Schuler Trust pursuant to which the Schuler Trust was required, prior to December 15, 2023 (which was subsequently amended and extended to February 15, 2024), to either purchase an aggregate of $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option (the “Schuler Purchase Obligation”). Further details regarding the Schuler Purchase Obligation and amendment are included in Part II, Item 8, Note 11, Related Party Transactions of this Form 10-K.

As of December 31, 2023, the Company had $13.2 million in cash and cash equivalents and investments, a decrease of $32.4 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations during the period and cash used for nonrecurring legal and professional services in connection with the Restructuring Transactions, partially offset by the proceeds from the issuance of the 5.00% Notes and the sale and issuance of common stock under the March 2022 Securities Purchase Agreement. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno system, development of complementary products and, most recently, development of its next generation technology, the Accelerate Wave system. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital.

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. In January 2024, the Company issued and sold approximately 8.1 million units in certain underwritten public and private placement offerings, each consisting of one share of common stock and one warrant to purchase one share of common stock (“Units”), for aggregate gross proceeds of approximately $12.3 million. This includes approximately 1.2 million Units issued and sold to the Schuler Trust which satisfied the Schuler Purchase Obligation. While the Company believes that this additional funding will allow it to continue to progress its development and operational goals discussed in this report for the next several quarters, the net proceeds from these transactions are not expected to be sufficient to fund the Company’s operations through twelve months from the issuance of our consolidated financial statements. See the following notes in Part II, Item 8, Financial Statements and Supplementary Data of this Form 10-K for additional details: Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation, Note 10, Convertible Notes, Note 11, Related Party Transactions and Note 18, Subsequent Events.

While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, increases in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may impact, the cost of debt financing or refinancing existing debt.

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

In connection with the preparation of this Form 10-K, the Company is required to evaluate its financial condition as of the date of filing this Form 10-K pursuant to the requirements of Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt
54s

about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-K filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the date of issuance of our consolidated financial statements.

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

For additional information, see “Risk Factors—Risks Related to Our Financial Condition, Liquidity and Indebtedness” in Part I, Item 1A, Risk Factors and Part II, Item 8, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation of this Form 10-K.

Summary of Cash Flows

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31 (in thousands):

Cash Flow Summary (in thousands)
	2023	2022	2021
Net cash used in operating activities	$(40,196)	$(48,728)	$(47,323)
Net cash provided by investing activities	8,660	12,417	8,304
Net cash provided by financing activities	9,019	31,630	43,226

Cash flows from operating activities

The net cash used in operating activities was $40.2 million during the year ended December 31, 2023. Net cash used in operating activities was primarily the result of net losses and a gain on fair value adjustment. These amounts were partially offset by losses on extinguishment of debt, equity-based compensation, an inventory write-down, depreciation and amortization, amortization of debt discount and issuance costs, and paid-in-kind interest.

The net cash used in operating activities was $48.7 million during the year ended December 31, 2022. Net cash used in operating activities was primarily the result of net losses and gains on extinguishment of debt. These amounts were partially offset by equity-based compensation and depreciation and amortization.

The net cash used in operating activities was $47.3 million during the year ended December 31, 2021. Net cash used in operating activities was primarily the result of net losses and gains on extinguishment of debt. These amounts were partially offset by equity-based compensation, amortization of debt discount and issuance costs, an inventory write-down and depreciation and amortization.

These losses are the result of continued investments in research and development to further mature the Accelerate Pheno system, develop complementary products, including the Accelerate Arc system, as well as develop our next generation technology, the Accelerate Wave system, along with other factors.

Cash flows from investing activities
55s

The net cash provided by investing activities was $8.7 million for the year ended December 31, 2023. The Company had maturities of marketable securities of $9.7 million which were offset in part by purchases of equipment of $1.0 million.

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

Cash flows from financing activities

The net cash provided by financing activities was $9.0 million for the year ended December 31, 2023. The Company had proceeds from the sale of common stock of $4.0 million and proceeds from issuance of 5.00% Notes of $10.0 million, which were partially offset by debt and equity issuance costs of $3.7 million and payments on finance leases of $1.3 million.

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

Financing Activity

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
56s

of their assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, in order to secure the payment and performance of all of their Obligations (as defined in the 5.00% Notes Indenture) relating to the 5.00% Notes.

In March and April 2018, the Company issued $171.5 million aggregate principal amount of 2.50% Notes. In September 2021 and March 2022, the Company entered into exchange agreements with certain holders of 2.50% Notes pursuant to which $65.0 million aggregate principal amount of 2.50% Notes were exchanged for an aggregate of approximately 1.7 million shares of the Company’s common stock. On March 15, 2023, the remaining 2.50% Notes matured and became due and payable.

In August 2022, the Company entered into an exchange agreement with the Schuler Trust pursuant to which the Schuler Trust agreed to exchange with the Company $49.9 million aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) a warrant (the “Warrant”) to acquire up to approximately 0.2 million shares of the Company’s common stock at an exercise price of $21.20 per share (the “Exercise Price”). The Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrant. The number of shares underlying the Warrant and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the Warrant. The Secured Note, plus accrued interest, was repurchased by the Company in connection with the Restructuring Transactions through the issuance of approximately 3.4 million shares of common stock.

In connection with the Restructuring Transactions, approximately $55.9 million aggregate principal amount of 2.50% Notes were exchanged for approximately $56.9 million aggregate principal amount of 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022.

In August and October 2023, certain holders of 5.00% Notes converted approximately $1.0 million of aggregate principal amount of 5.00% Notes held by them for approximately 0.1 million shares of the Company's common stock. In December 2023, the Company issued $1.7 million of PIK Notes to pay interest accrued on the 5.00% Notes outstanding as of that date.

As of December 31, 2023, approximately $0.7 million aggregate principal amount of 2.50% Notes remained outstanding and in default accruing interest at 2.50% per annum. As of December 31, 2023, $67.6 million aggregate principal amount of 5.00% Notes were outstanding.

See Part II, Item 8, Note 10, Convertible Notes of this Form 10-K for additional information.

Sales of Equity Securities

The Company has historically completed multiple equity raises through sales of its common and preferred stock in both public and private offerings, including the recent transactions below.

On March 24, 2022, the Company entered into the March 2022 Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of approximately 0.2 million shares of the Company’s common stock to the Schuler Trust for an aggregate purchase price of $4.0 million. In connection with the Restructuring Transactions, the Company amended the March 2022 Securities Purchase Agreement and issued and sold approximately 0.5 million shares of the Company’s common stock to the Schuler Trust for proceeds of $4.0 million.

On August 23, 2022, the Company completed a public offering of approximately 1.8 million shares of its common stock at a public offering price of $20.00 per share. The Company received net proceeds of approximately $32.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

On June 9, 2023, the Company entered into the Schuler Purchase Obligation with the Schuler Trust pursuant to which the Schuler Trust was required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company valued at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million. If the Company elected to conduct a public offering of common stock and other investors purchased less
57s

than $10.0 million of common stock by December 15, 2023, the Schuler Trust would have the obligation to purchase $10.0 million of shares of common stock, less the amount of common stock purchased by other investors, and would have the right to purchase additional shares of common stock such that the total amount of common stock purchased by the Schuler Trust equaled $10.0 million of shares of common stock. If the Company elected to conduct a public offering of common stock and other investors purchased $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust would have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

In December 2023, the Company and the Schuler Trust entered into an amendment to the Schuler Purchase Obligation extending the deadline for the investment or public offering backstop through February 15, 2024 and the Schuler Trust agreed to purchase $2 million of shares at the public offering price if the aggregate gross proceeds resulting from the public offering is more than $10 million.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”) consisting of 6.9 million Units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and for certain investors in lieu thereof, pre-funded Units, each consisting of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each pre-funded Unit was $1.49.

The Company granted the underwriters for the January 2024 Public Units Offering a 30-day option to purchase up to an additional 1.0 million shares of common stock and/or additional warrants to purchase up to 1.0 million shares of common stock, in any combination thereof, at the public offering price, less underwriting discounts and commissions. The underwriters elected to purchase an additional 36,003 warrants from the Company under this option.

The warrants issued to investors in the January 2024 Public Units Offering have an exercise price of $1.65 per share, were immediately exercisable upon issuance and will remain exercisable until the date that is five years after their original issuance. The pre-funded warrants have an exercise price of $0.01 per share, are immediately exercisable and will remain exercisable until exercised in full. The gross proceeds from the January 2024 Public Units Offering, before deducting underwriting discounts and commissions and other public offering expenses payable by the Company were approximately $10.3 million (excluding any proceeds that may be received upon the exercise of the warrants or the pre-funded warrants).

Concurrently with the completion of the January 2024 Public Units Offering, the Company sold 1.2 million Units at a purchase price of $1.73 per Unit to the Schuler Trust, which satisfied the Schuler Purchase Obligation and an aggregate of 33,332 Units at a purchase price of $1.50 per Unit to the Company’s Chief Executive Officer and Chief Financial Officer, in each case, in a private placement offering. In addition, the Schuler Trust agreed to purchase an additional 1.6 million Units at a purchase price of $1.73 per unit on or before May 20, 2024. The gross proceeds from the private placement offerings, before deducting private placement expenses payable by the Company, were approximately $4.7 million (excluding any proceeds that may be received upon the exercise of the warrants).

The current estimate of net proceeds after consideration of estimated transaction expenses is approximately $13.6 million.

58s

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Part II, Item 8, Note 15, Commitments and Contingencies that do not meet the definition of long-term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into Lease Agreements as described in Part I, Item 2, Properties and Part II, Item 8, Note 9, Leases. The Company also has convertible notes outstanding as described above and in Part II, Item 8, Note 10, Convertible Notes. As of December 31, 2023, the future expected payment obligations under our agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Obligations	Total	2024	2025	2026	2027	2028
Operating lease obligations	$1,638	$1,055	$583	$—	$—	$—
Purchase obligation 1)	11,858	—	—	—	11,858	—
Finance leases	900	784	86	30	—	—
Deferred compensation	1,081	—	393	421	267	—
2.50% Notes	726	726	—	—	—	—
5.00% Notes 2)	67,634	—	—	67,634	—	—
5.00% Notes interest 3)	10,801	—	—	10,801	—	—
Total	$94,638	$2,565	$1,062	$78,886	$12,125	$—

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of December 31, 2023 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

2) The amount shown here is the 5.00% Notes outstanding principal at par including payment-in-kind (“PIK”) Notes. Each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Effective October 18, 2023, the initial conversion rate was to be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the 5.00% Notes Indenture) and $7.20 (if such difference is a positive number), provided that in no event will the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. The Company cannot require the holder of the 5.00% Notes to convert at any time. On October 18, 2023, the Company evaluated the conversion rate per the terms outlined above and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes.

3) The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company will pay interest on the 5.00% Notes by PIK issuance of additional 5.00% Notes. The amount will be payable to holders by increasing the principal amount of each outstanding 5.00% Note by an amount equal to the interest payable for the applicable interest period. The amount shown here relates to interest for which the PIK Notes have not yet been issued.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or collection of the exclusivity fee from BD in accordance with the Sales and Marketing Agreement with BD.

Recent Accounting Pronouncements

A discussion relating to recent accounting pronouncements can be found in Part II, Item 8, Note 2, Summary of Significant Accounting Policies.

59s

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Part II, Item 8, Note 2, Summary of Significant Accounting Policies, we believe that the following judgments are most critical to aid in fully understanding and evaluating our reported financial results.

Inventory Valuation

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

See Part II, Item 8, Note 6, Inventory, for further information and related disclosures.

Instruments Classified as Property and Equipment

Property and equipment includes Accelerate Pheno and Accelerate Arc systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Depreciation expense and losses from retirement of instruments used for sales demonstrations is recorded as a component of sales, general and administrative expense. Depreciation expense and losses from retirement of instruments placed at customer sites pursuant to reagent rental agreements is recorded as a component of cost of sales. Depreciation expense and losses from retirement of instruments used in our laboratory and research is recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years.

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

For the years ended December 31, 2023, 2022, and 2021, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from
60s

customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no material impairment charges were recorded at December 31, 2023, 2022, and 2021.

See Part II, Item 8, Note 7, Property and Equipment, for further information and related disclosures.

Convertible Notes

The Company follows ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) in accounting for its outstanding convertible notes. The convertible notes are accounted for as a liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase, conversion or settlement.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the years ended December 31, 2023 and 2022.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

61s

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flow for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

62s

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

63s

Valuation of Instrument Inventory
Description of the Matter
As disclosed in Note 2 to the consolidated financial statements, the Company evaluates the net realizable value of instrument inventory, including finished goods, work in process and raw materials available for conversion into finished goods, and records a charge to cost of sales to the extent that inventory costs exceed net realizable value.

Auditing management's estimate of the net realizable value of instrument inventory involved subjective auditor judgment. This is due to the estimation of the number of instruments needed to meet customer demand as of December 31, 2023, and the assumptions inherent in management’s forecasted sales of these instruments.

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

Phoenix, Arizona
March 28, 2024

64s

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,138	$34,905
Investments	1,081	10,656
Trade accounts receivable, net	2,622	2,416
Inventory	3,310	5,194
Prepaid expenses	380	818
Purchase obligation put option asset	3,419	—
Other current assets	1,516	2,025
Total current assets	24,466	56,014
Property and equipment, net	2,389	3,478
Finance lease assets, net	1,518	2,422
Operating lease right of use assets, net	1,177	1,859
Other non-current assets	1,816	1,242
Total assets	$31,366	$65,015

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,796	$4,501
Accrued liabilities	3,243	2,682
Accrued interest	164	472
Deferred revenue and income, current	1,545	547
Current portion of convertible notes	726	56,413
Finance lease, current	583	1,113
Operating lease, current	977	829
Total current liabilities	12,034	66,557
Finance lease, non-current	262	782
Operating lease, non-current	570	1,545
Deferred income, non-current	1,122	—
Other non-current liabilities	1,164	874
Accrued interest, related-party	—	663
Long-term debt, related-party	—	16,858
Convertible notes, non-current	36,102	—
Total liabilities	51,254	87,279

Commitments and contingencies (see Note 15)

See accompanying notes to consolidated financial statements.

65s

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	December 31,
	2023	2022
Stockholders' deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with no shares issued and outstanding as of December 31, 2023 and 3,954,546 issued and outstanding on December 31, 2022	—	4
Common stock, $0.001 par value;
450,000,000 common shares authorized with 14,569,500 shares issued and outstanding on December 31, 2023 and 200,000,000 common shares authorized with 9,747,755 shares issued and outstanding on December 31, 2022	14	10
Contributed capital	694,634	630,428
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(668,857)	(607,239)
Accumulated other comprehensive loss	(612)	(400)
Total stockholders' deficit	(19,888)	(22,264)
Total liabilities and stockholders' deficit	$31,366	$65,015

See accompanying notes to consolidated financial statements.
66s

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Net sales	$12,059	$12,752	$11,782

Cost of sales:
Cost of sales of products and services	8,325	9,449	7,663
Inventory write-down	1,184	—	4,500
Total cost of sales	9,509	9,449	12,163

Gross profit (loss)	2,550	3,303	(381)

Costs and expenses:
Research and development	25,353	26,915	21,943
Sales, general and administrative	31,225	39,193	49,236
Total costs and expenses	56,578	66,108	71,179

Loss from operations	(54,028)	(62,805)	(71,560)

Other (expense) income:
Interest expense	(5,926)	(2,274)	(15,545)
Interest expense related-party	(1,817)	(1,497)	—
(Loss) gain on extinguishment of debt	(6,499)	3,565	9,793
(Loss) on extinguishment of debt related party	(6,755)	—	—
Gain on fair value adjustment	12,955	—	—
Foreign currency exchange gain (loss)	71	117	(413)
Interest income	1,123	551	88
Other expense, net	108	(227)	(20)
Total other (expense) income, net	(6,740)	235	(6,097)

Net loss before income taxes	(60,768)	(62,570)	(77,657)
(Provision) benefit for income taxes	(850)	77	(45)
Net loss	$(61,618)	$(62,493)	$(77,702)

Basic and diluted net loss per share	$(4.94)	$(7.61)	$(12.59)
Weighted average shares outstanding	12,477	8,216	6,173

Other comprehensive loss:
Net loss	$(61,618)	$(62,493)	$(77,702)
Net unrealized gain (loss) on available-for-sale investments	29	(14)	(34)
Foreign currency translation adjustment	(241)	(326)	(117)
Comprehensive loss	$(61,830)	$(62,833)	$(77,853)

See accompanying notes to consolidated financial statements.

67s

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balances, December 31, 2020	—	$—	5,761	$6	$475,072	$(492,966)	$(45,067)	$91	$(62,864)
Net loss	—	—	—	—	—	(77,702)	—	—	(77,702)
Issuance of common stock	—	—	494	—	32,400	—	—	—	32,400
Cancellation of common stock	—	—	—	—	(20,297)	—	—	—	(20,297)
Issuance of preferred stock	3,955	4	(264)	—	30,446	—	—	—	30,450
Exercise of options and restricted stock awards issued	—	—	109	—	1,619	—	—	—	1,619
Issuance of common stock under employee purchase plan	—	—	6	—	326	—	—	—	326
Unrealized loss on investments	—	—	—	—	—	—	—	(34)	(34)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(117)	(117)
Issuance of shares to retire 2.50% Notes	—	—	661	1	38,896	—	—	—	38,897
Equity-based compensation	—	—	—	—	22,190	—	—	—	22,190
Reclassification of common stock par value due to reverse stock split	—	—	—	—	61	—	—	—	61
Balances, December 31, 2021	3,955	4	6,767	7	580,713	(570,668)	(45,067)	(60)	(35,071)
Net loss	—	—	—	—	—	(62,493)	—	—	(62,493)
Issuance of common stock	—	—	1,750	2	32,855	—	—	—	32,857
Restricted stock awards issued and exercise of options	—	—	130	—	6	—	—	—	6
Issuance of common stock under employee purchase plan	—	—	22	—	224	—	—	—	224
Foreign currency translation adjustment	—	—	—	—	—	—	—	(326)	(326)
Unrealized loss on investments	—	—	—	—	—	—	—	(14)	(14)
Cumulative impact of accounting change	—	—	—	—	(37,438)	25,922	—	—	(11,516)
Issuance of shares to retire 2.50% Notes	—	—	1,079	1	10,169	—	—	—	10,170
Capital contribution from related-party in connection with exchange transaction	—	—	—	—	29,847	—	—	—	29,847
Warrants issued to related party	—	—	—	—	3,753	—	—	—	3,753
Equity-based compensation	—	—	—	—	10,273	—	—	—	10,273
Reclassification of common stock par value due to reverse stock split	—	—	—	—	26	—	—	—	26
Balances, December 31, 2022	3,955	4	9,748	10	630,428	(607,239)	(45,067)	(400)	(22,264)

See accompanying notes to consolidated financial statements.
68s

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
(in thousands)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balances, December 31, 2022	3,955	$4	9,748	$10	$630,428	$(607,239)	$(45,067)	$(400)	$(22,264)
Net loss	—	—	—	—	—	(61,618)	—	—	(61,618)
Issuance of common stock to related party	—	—	488	1	3,996	—	—	—	3,997
Capital contribution from modification of securities purchase agreement with related party	—	—	—	—	1,805	—	—	—	1,805
Conversion of preferred stock into common stock with related party	(3,955)	(4)	396	—	—	—	—	—	(4)
Restricted stock awards issued	—	—	373	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	29	29
Foreign currency translation adjustment	—	—	—	—	—	—	—	(241)	(241)
Issuance of shares to retire secured promissory note with related party	—	—	3,432	3	25,363	—	—	—	25,366
Reclassification of derivative liability to contributed capital	—	—	—	—	26,908	—	—	—	26,908
Issuance of shares to retire convertible notes and derivative	—	—	133	—	819	—	—	—	819
Equity-based compensation	—	—	—	—	5,274	—	—	—	5,274
Reclassification of common stock par value due to reverse stock split	—	—	—	—	41	—	—	—	41
Balances, December 31, 2023	—	$—	14,570	$14	$694,634	$(668,857)	$(45,067)	$(612)	$(19,888)

See accompanying notes to consolidated financial statements.
69s

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(61,618)	$(62,493)	$(77,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,254	3,000	2,518
Provision for bad debts	301	204	123
Amortization of investment discount	—	98	226
Equity-based compensation expense	5,387	10,625	22,047
Amortization of debt discount and issuance costs	3,278	474	11,542
Amortization of debt discount related party	1,033	834	—
Unrealized (gain) loss on equity investments	(114)	211	—
Loss (gain) on disposal of property and equipment	150	133	(75)
Loss (gain) on extinguishment of debt	6,499	(3,565)	(9,793)
Loss on extinguishment of debt with related party	6,755	—	—
Gain on fair value adjustments	(12,955)	—	—
Paid-in-kind interest	1,718	—	—
Inventory write-down	1,184	—	4,500
(Increase) decrease in assets:
Deferred compensation plan	(39)	(298)	(484)
Accounts receivable	(234)	(100)	(893)
Inventory	446	(236)	(415)
Prepaid expense and other assets	965	(62)	1,014
Increase (decrease) in liabilities:
Accounts payable	295	2,920	273
Accrued liabilities and other	(411)	(861)	(469)
Accrued interest	716	(437)	(283)
Accrued interest from related-party	784	663	—
Deferred revenue and income	2,120	96	75
Deferred compensation	290	66	473
Net cash used in operating activities	(40,196)	(48,728)	(47,323)
Cash flows from investing activities:
Purchases of equipment	(1,035)	(554)	(603)
Purchase of marketable securities	—	(27,506)	(30,081)
Proceeds from sales of marketable securities	—	—	250
Maturities of marketable securities	9,695	40,477	38,738
Net cash provided by investing activities	8,660	12,417	8,304
Cash flows from financing activities:
Proceeds from issuance of common stock to related party	4,000	—	—
Proceeds from issuance of common and preferred stock, net	—	32,872	42,880
Proceeds from exercise of options	—	7	1,620
Proceeds from issuance of common stocks under employee purchase plan	—	224	326
Proceeds from issuance of 5.00% Notes	10,000	—	—
Payment of debt	—	(80)	(360)
Payments on finance leases	(1,250)	(1,201)	—
Transaction costs related to debt	(3,731)	(192)	(1,240)
Net cash provided by financing activities	9,019	31,630	43,226

See accompanying notes to consolidated financial statements.
70s

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENT OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Effect of exchange rate on cash	(250)	(312)	(90)

(Decrease) increase in cash and cash equivalents	(22,767)	(4,993)	4,117
Cash and cash equivalents, beginning of period	34,905	39,898	35,781
Cash and cash equivalents, end of period	$12,138	$34,905	$39,898

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment, net	$401	$168	$688

Non-cash financing activities:
Exchange of 2.50% Notes and accrued interest for 5.00% Notes	$56,893	$—	$—
Debt premium on issuance of 5.00% Notes	$6,023	$—	$—
Derivative liability associated with the bifurcated conversion option	$38,160	$—	$—
Reclassification of bifurcated conversion option to contributed capital	$26,908	$—	$—
Extinguishment of derivative liability in connection with extinguishment of 5.00% Notes	$380	$—	$—
Issuance of common stock in connection with extinguishment of 5.00% Notes	$819	$—	$—
Capital contribution from the exchange of secured note and accrued interest through the issuance of common stock with related party	$25,366	$29,847	$—
Extinguishment of 2.50% Notes through issuance of common stock	$—	$10,180	$38,902
2.50% Notes extinguished in connection with exchange transaction	$—	$49,624	$—
Fair value of new note issued in connection with the exchange transaction	$—	$16,024	$—
Fair value of common stock warrant issued in connection with the exchange transaction	$—	$3,753	$—
Right-of-use assets obtained in exchange for finance lease obligations	$200	$3,096	$—

Supplemental cash flow information:
Interest paid	$122	$2,214	$4,288
Income taxes paid, net of refunds	$363	$—	$—

See accompanying notes to consolidated financial statements.

71s

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

On July 11, 2023, the Company effected a one-for-ten reverse stock split (“Reverse Stock Split”). Consequently, on the Company’s consolidated balance sheets, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. All per share amounts and outstanding shares, including all common stock equivalents, have been retroactively restated in the consolidated financial statements and in the notes to the consolidated financial statements for all periods presented to reflect the Reverse Stock Split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $668.9 million as of December 31, 2023. During the year ended December 31, 2023, the Company had a net loss of $61.6 million and negative cash flows from operations of $40.2 million. The Company had working capital of $12.4 million as of December 31, 2023.

On March 9, 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), which became effective on March 13, 2023, with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). On March 15, 2023, the 2.50% Notes matured and became due and payable. Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal of any 2.50% Note due and payable on March 15, 2023 and the failure to pay any interest on any 2.50% Note due and payable. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on March 29, 2023, which was subsequently extended by the parties to April 21, 2023. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) in an aggregate principal amount of $34.9 million and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect a series of transactions to allow for the restructuring of the Company’s capital structure (the “Restructuring Transactions”).

On June 9, 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement whereby the Company:
•exchanged approximately $55.9 million aggregate principal amount of 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% senior secured convertible notes due 2026
72s

(the “5.00% Notes”), which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022, for $1.0 million;
•issued and sold an additional $10.0 million aggregate principal amount of 5.00% Notes;
•amended and repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock;
•issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock;
•amended the securities purchase agreement that the Company entered into with the Schuler Trust in March 2022 (the “March 2022 Securities Purchase Agreement”) and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and
•entered into a new securities purchase agreement with the Schuler Trust pursuant to which the Schuler Trust was required, prior to December 15, 2023 (which was subsequently amended and extended to February 15, 2024), to either purchase an aggregate of $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option (the “Schuler Purchase Obligation”). Further details regarding the Schuler Purchase Obligation and amendment are included in Note 11, Related Party Transactions.

As of December 31, 2023, the Company had $13.2 million in cash and cash equivalents and investments, a decrease of $32.4 million from $45.6 million at December 31, 2022. The primary reason for the decrease was due to cash used in operations during the period and cash used for nonrecurring legal and professional services in connection with the Restructuring Transactions, partially offset by the proceeds from the issuance of the 5.00% Notes and the sale and issuance of common stock under the March 2022 Securities Purchase Agreement. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno system, development of complementary products and, most recently, development of its next generation technology, the Accelerate Wave system. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital.
Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. In January 2024, the Company issued and sold approximately 8.1 million units in certain underwritten public and private placement offerings, each consisting of one share of common stock and one warrant to purchase one share of common stock (“Units”), for aggregate gross proceeds of approximately $12.3 million. This includes approximately 1.2 million Units issued and sold to the Schuler Trust, which satisfied the Schuler Purchase Obligation. While the Company believes that this additional funding will allow it to continue to progress its development and operational goals discussed in this report for the next several quarters, the net proceeds from these transactions are not expected to be sufficient to fund the Company’s operations through twelve months from the issuance of these financial statements. See Note 10, Convertible Notes, Note 11, Related Party Transactions and Note 18, Subsequent Events for additional detail.

While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, increases in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may impact, the cost of debt financing or refinancing existing debt.

Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to
73s

continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revising certain aspects of, its business strategy; or discontinue its operations entirely.

The Company is required to evaluate its financial condition as of the date of filing this Annual Report on Form 10-K (“Form 10-K”) pursuant to the requirements of Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Company’s consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, convertible notes, bifurcated derivatives, fair value instruments, tax valuation accounts and uncertain tax positions, equity–based compensation, revenue and leases. Actual results could differ materially from those estimates.

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
74s

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
Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts and other investments. As part of the Company’s cash management process, excess operating cash is invested in overnight repurchase agreements with its bank. Repurchase agreements and other investments classified as cash and cash equivalents are not deposits and are not insured by the U.S. government, the Federal Deposit Insurance Corporation (the “FDIC”) or any other government agency and involve investment risk including possible loss of principal. The Company diversifies its cash holdings, but does have deposits at three institutions in excess of the FDIC coverage limit. Notwithstanding the possibility of bank failures, the Company believes that as a result of the selected banks, diversified holdings strategy, and the U.S. government’s continued support to stabilize the banking system, such as steps taken in March 2023 as a result of certain bank failures, the market risk arising from holding these financial instruments is minimal.

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the consolidated balance sheets at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive loss, a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of statements of operations and comprehensive loss. The Company considers all debt securities to be available-for-sale, including those with maturity dates beyond 12 months, as they are available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

We perform an assessment to determine whether there have been any events or economic circumstances to indicate that a debt security available-for-sale in an unrealized loss position has suffered impairment as a result of credit loss or other factors. A debt security is considered impaired if its fair value is less than its amortized cost basis at the reporting date.

If we intend to sell the debt security or if it is more-likely-than-not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is recognized and the unrealized loss is recorded as a direct write-down of the security's amortized cost basis with an offsetting entry to earnings. If we do not intend to sell the debt security or believe we will not be required to sell the debt security before the recovery of its amortized cost basis, the impairment is assessed to determine if a credit loss component exists. We use a discounted cash flow method to determine the credit loss component. In the event a credit loss exists, an allowance for credit losses is recorded in earnings for the credit loss component of the impairment while the remaining portion of the impairment attributable to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive loss. The amount of impairment recognized due to credit factors is limited to the excess of the amortized cost basis over the fair value of the security.

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
75s

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

The allowance for credit losses over trade receivables and net investment in sales-type leases for the years ended December 31, are comprised of the following (in thousands):

	2023	2022	2021
Beginning balance	$324	$140	$445
Provisions	301	204	123
Write-offs	(35)	(20)	(428)
	$590	$324	$140

The provisions recorded during the years ended December 31, 2023 and 2022, are primarily in connection with aged net investment in sales-type leases. See Note 9, Leases for further information.

The write-offs and provisions recorded during the year ended December 31, 2021, were primarily due to restructuring activity of the Company's Europe, Middle East and Africa (“EMEA”) business. These credit losses were incurred as part of the Company terminating agreements with select distributors in geographies it exited and did not pursue collection of these accounts receivables.

Inventory
Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale, has a cost basis in excess of its estimated realizable value, or is considered in excess of demand. These types of inventory events could result in a change to expense as appropriate.

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

See Note 6, Inventory, for further information and related disclosures.

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

Instruments Classified as Property and Equipment
Property and equipment includes Accelerate Pheno and Accelerate Arc systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for
76s

research and development. Depreciation expense and losses from retirement of instruments used for sales demonstrations are recorded as a component of sales, general and administrative expenses. Depreciation expense and losses from retirement of instruments placed at customer sites pursuant to reagent rental agreements are recorded as a component of cost of sales. Depreciation expense and losses from retirement of instruments used in our laboratory and research are recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years.

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

For the years ended December 31, 2023, 2022, and 2021, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no material impairment charges were recorded at December 31, 2023, 2022, and 2021.

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

Warranty Reserve

Instruments are typically sold with a one year limited warranty, while kits and accessories are typically sold with a sixty-day limited warranty. Accordingly, a provision for the estimated cost of the limited warranty repair is recorded at the time revenue is recognized. Our estimated warranty provision is based on our estimate of future repair events and the related estimated cost of repairs. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. The cost incurred for these provisions is included in cost of sales on the consolidated statements of operations and comprehensive loss.

Product warranty reserve activity for the years ended December 31 is as follows (in thousands):

	2023	2022	2021
Beginning balance	$225	$139	$232
Provisions	160	389	(22)
Warranty cost incurred	(191)	(303)	(71)
	$194	$225	$139

77s

Convertible Notes

The Company follows ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) in accounting for its outstanding convertible notes. The convertible notes are accounted for as a liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase, conversion or settlement.

Accounting for Derivatives

Upon issuance of the 5.00% Notes, each holder has the right, at their option, to convert any portion to common stock (“Conversion Option”). The conversion price initially was not fixed and therefore, the Conversion Option represented a derivative financial instrument and was recorded at its estimated fair value as a derivative liability in the consolidated balance sheets through October 17, 2023, the date at which the conversion price was fixed. Changes in the fair value of the derivative financial instrument were recognized in gain on fair value adjustment within the consolidated statements of operations and comprehensive loss. The derivative liability was derecognized and reclassified to equity as of October 17, 2023 once the conversion price was fixed and after completion of the final mark-to-market fair value adjustment as of that date. See Note 10, Convertible Notes for further information regarding the Conversion Option.
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

Product revenue is derived from the sale or rental of instruments and sales of related consumable products. When an instrument is sold, revenue is generally recognized upon installation or transfer of control in sales to third party distributors consistent with contract terms, which do not include a right of return. When a consumable product is sold, revenue is generally recognized upon shipment. Invoices are generally issued when revenue is recognized. Payment terms vary by the type and location of the customer and the products or services offered. The term between invoicing and when payment is due is not significant.

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

Sales commissions earned by the Company’s sales force and external sales agents are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the years ended December 31, 2023 and 2022.

Shipping and Handling
78s

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

Leases as Lessee

Operating and finance leases are included in right-of-use (“ROU”) assets and corresponding lease liabilities, within our condensed consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

Short-term leases have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized within the statements of operations and comprehensive loss in the period in which the obligation is incurred.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S. and office space in Europe, have between one and six-year terms, and typically contain penalizing, early-termination provisions. Our finance leases consist of leased equipment and have three-year terms. Short-term leases consist of rental cars and copier leases.

Leases as Lessor

The Company leases instruments to customers under “reagent rental” agreements, whereby the customer agrees to purchase consumable products over a stated term, typically five years or less, for a volume-based price that includes an embedded rental for the instruments. When collectibility is probable, that amount is recognized as income at lease commencement for sales-type leases and as product is shipped, typically in a straight–line pattern, over the term for operating leases, which typically include a termination without cause or penalty provision given a short notice period. In some of these contracts, the customer has an option to purchase the underlying asset at a specified price.

Consideration is allocated between lease and non-lease components based on stand-alone selling price in accordance with ASC 606, Revenue from Contracts with Customers.

79s

Net investment in sales-type leases is included within our condensed consolidated balance sheets as a component of other current assets and other non-current assets, which include the present value of lease payments not yet received and the present value of the residual asset. These amounts are determined using the information available at commencement, including the lease term, estimated useful life, rate implicit in the lease, purchase options (if any and if such option is reasonably certain to be exercised), and expected fair value of the instrument.

See Note 9, Leases for further information.
Nonqualified Cash Deferral Plan
The Company's Cash Deferral Plan (the “Deferral Plan”) provides certain key employees, with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments' fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan is included in other non-current liabilities in the consolidated balance sheets.
Equity-Based Compensation

The Company may award stock options, restricted stock units (“RSUs”), performance-based awards and other equity-based instruments to its employees, directors and consultants. Annual bonus equity-based awards are typically granted based upon meeting goals and objectives for a given year as determined in the following year after the Company’s financials are prepared, final results are reasonably certain, and the compensation committee has authorized the awards. Given the compensation committee has unilateral authority to modify the amount of the awards, the criteria for payout, vesting terms, etc., the Company has elected a narrow approach to determining the grant date and, as such, the grant date is based on compensation committee approval. Compensation cost related to equity-based instruments is based on the fair value of the instrument on the grant date, and is recognized over the requisite service period on a straight-line basis over the vesting period for each tranche (an accelerated attribution method). Performance-based awards vest based on the achievement of performance targets. Compensation costs associated with performance-based awards are recognized over the requisite service period based on probability of achievement. Performance-based awards require management to make assumptions regarding the likelihood of achieving performance targets.

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

See Note 13, Equity-Based Compensation for further information.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences
80s

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

The Company has assets and liabilities, including receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in foreign currency exchange gain and loss, within the consolidated statements of operations and comprehensive loss.

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and warrants, as well as shares that would be outstanding if the 5.00% Notes were converted and shares that would be outstanding if the Schuler Purchase Obligation was exercised. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

Recent Accounting Pronouncements

Standards that were recently adopted

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. ASU 2022-01 is related to the portfolio layer method of hedge accounting. The amendments in this update clarify the accounting and promote consistency in reporting for hedges where the portfolio layer method is applied. This ASU was adopted January 1, 2023, and did not impact the Company’s consolidated financial statements in any of the periods reported.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 relates to troubled debt restructurings (“TDRs”) and vintage disclosures for financing receivables. The amendments in this update eliminate the accounting guidance for TDRs by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. The amendments also require disclosure of current-
81s

period gross write-offs by year of origination for financing receivables. This ASU was adopted January 1, 2023, and did not impact the Company’s consolidated financial statements in any of the periods reported.

In July 2023, the FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. The SEC staff issued Staff Accounting Bulletin (SAB) 120 to provide guidance on the measurement and disclosure of share-based payment awards granted when a company is in possession of material nonpublic information to which the market is likely to react positively when it is announced. Such awards are commonly referred to as spring-loaded awards. This ASU was effective for the Company upon issuance, which was on July 14, 2023, and did not impact the Company’s consolidated financial statements in any of the periods reported.

Standards not yet adopted

In December 2023, the FASB issued ASU 2023-09 (Topic 740): Income Taxes: Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of December 31, 2023, two of the Company's financial institutions held 61% and 25% of the Company’s cash and cash equivalents, respectively. As of December 31, 2022, three of the Company's financial institutions held 52%, 24%, and 21% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers in various industries. Exposure to losses on accounts receivable is principally dependent on each customer's financial position. The Company had one customer that accounted for 13% and 15% of the Company’s net accounts receivable balance as of December 31, 2023 and 2022, respectively.

The Company did not have any customers that represented 10% or more of the Company’s net sales for the years ended December 31, 2023, 2022 and 2021.

82s

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the financial statements of the Company and the valuation approach applied to each class of financial instruments as of the dates indicated:

	December 31, 2023
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,406	$—	$—	$7,406
Total cash and cash equivalents	7,406	—	—	7,406
Equity investments:
Mutual funds	1,081	—	—	1,081
Total equity investments	1,081	—	—	1,081
Total assets measured at fair value	$8,487	$—	$—	$8,487

	December 31, 2022
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,194	$—	$—	$7,194
Total cash and cash equivalents	7,194	—	—	7,194
Equity investments:
Mutual funds	928	—	—	928
Total equity investments	928	—	—	928
Debt securities available-for-sale:
Certificates of deposit	—	2,541	—	2,541
U.S. Treasury securities	3,009	—	—	3,009
Commercial paper	—	424	—	424
Corporate notes and bonds	—	3,754	—	3,754
Total debt securities available-for-sale	3,009	6,719	—	9,728
Total assets measured at fair value	$11,131	$6,719	$—	$17,850

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the consolidated balance sheets.

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
83s

market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs.

There were no transfers between levels during the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, the Schuler Purchase Obligation, which is classified as a financial instrument asset and included in purchase obligation put option asset on the consolidated balance sheets, has a fair value of $3.4 million, using Level 3 measurement assumptions. See Note 11, Related Party Transactions for further detail on the Schuler Purchase Obligation.

For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Liabilities for which Fair Value is only Disclosed

At December 31, 2023, the Company’s 5.00% Notes, issued in June 2023, had an outstanding principal balance of $67.6 million and a fair value of $50.8 million, using Level 3 measurement assumptions.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. The amortized carrying amount of the 2.50% Notes is $0.7 million as of December 31, 2023 and approximates the related fair value due to the instrument being fully matured and payable. As of December 31, 2022, the 2.50% Notes represented a Level 2 measurement with an outstanding principal balance of $56.6 million with a fair value of $51.9 million.

As of December 31, 2022, the Secured Note had an outstanding principal balance of $34.9 million, and a fair value of $16.0 million, using Level 3 measurement assumptions. The Secured Note was not outstanding as of December 31, 2023.

The warrant is an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the warrant on August 15, 2022 was $3.8 million. See See Note 11, Related Party Transactions for further detail on the Company’s warrant with a related-party.

See Note 10, Convertible Notes for further detail on the 5.00% Notes and the 2.50% Notes and see Note 11, Related Party Transactions for further detail on the Secured Note.

NOTE 5. INVESTMENTS

The Company did not have any debt securities classified as available-for-sale investments at December 31, 2023.

The following table summarizes the Company’s debt securities classified as available-for-sale at December 31, 2022, all which had maturities of less than one year as of that date (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,548	$—	$(7)	$2,541
U.S. Treasury securities	3,015	—	(6)	3,009
Commercial paper	425	—	(1)	424
Corporate notes and bonds	3,769	—	(15)	3,754
	$9,757	$—	$(29)	$9,728

There were no material proceeds (including principal paydowns) or realized gains or losses from sales of debt securities available-for-sale for the years ended December 31, 2023, 2022 and 2021. The Company determines gains and losses on marketable securities based on specific identification of the securities sold. No
84s

material balances were reclassified out of accumulated other comprehensive loss and no losses on debt securities available-for-sale have been recognized in income for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and 2022, there were no debt securities available-for-sale in a material unrealized loss position.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at December 31, 2023 and 2022 were $1.1 million and $0.9 million, respectively. Unrealized losses or gains on equity securities recorded in income during the year ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	2023	2022	2021
Unrealized gain (loss) on equity investments	$114	$(211)	$—

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities during the years ended December 31, 2023, 2022 and 2021.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventories consisted of the following at December 31 (in thousands):

	2023	2022
Raw materials	$1,268	$1,827
Work in process	648	2,115
Finished goods	1,394	1,252
	$3,310	$5,194

During the year ended December 31, 2023, the Company recorded a charge of $1.2 million to write-down excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products. This write-down primarily impacted work in process inventory for the period. There was no write-down of inventory required in 2022.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net is recorded at cost and consisted of the following at December 31 (in thousands):

	2023	2022
Computer equipment	$3,464	$3,551
Technical equipment	3,135	3,236
Facilities	3,688	3,663
Instruments	3,004	3,735
Capital projects in progress	109	114
Total property and equipment	$13,400	$14,299
Accumulated depreciation	(11,011)	(10,821)
Net property and equipment	$2,389	$3,478

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $1.3 million, $1.7 million and $2.0 million, respectively.

85s

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at December 31 (in thousands):

	2023	2022
Instruments at cost under operating leases	$2,010	$2,585
Accumulated depreciation under operating leases	(1,194)	(1,209)
Net property and equipment under operating leases	$816	$1,376

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. When products or services are delivered to customers and as service commitments are fulfilled, these contract liabilities are recognized as earned. Deferred revenue or income that the Company does not expect will be earned within the following twelve months is reported in the consolidated balance sheets as deferred income, non-current.

Contract liabilities consisted of the following as of December 31 (in thousands):

	2023	2022
Products and services not yet delivered	$540	$547
BD deferred exclusivity fee	1,005
Deferred revenue and income, current	$1,545	$547

Australia R&D tax incentive	$1,122	$—
Deferred income, non-current	$1,122	$—

The Company recognized $0.5 million, $0.4 million, and $0.3 million of revenue that was included in the beginning contract liabilities for the years ended December 31, 2023, 2022, and 2021 respectively. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2023, $5.2 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between one and six year terms and revenue is recognized as reagents are shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide a one to five year term and revenue is recognized on a straight-line basis.

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
86s

The Company accounts for agent fees consistent with how it accounts for sales commissions as described above in Note 2, Summary of Significant Accounting Policies. As such, agent fees paid to BD correspond with periodic sales and are expensed to sales, general and administrative expense.
The Company accounts for the exclusivity fee from BD as a deferred income when the cash is received. The Company uses forecasted revenue to estimate the amount of deferred income to amortize within the period as an offset to sales, general and administrative expense.
The following table presents the activity related to the BD commercial agreement for the year ended December 31, 2023 (in thousands).

2023
Exclusivity fees received	$2,000
Amortized exclusivity fees	$(995)
Agent fees incurred	998
Net expense	$3

Australia R&D Tax Incentive

As discussed further in Note 14, Income Taxes, in 2023, the Company received a research and development tax incentive from Australia (“Australia R&D Tax Incentive”) totaling $1.1 million from the Australian government which is fully reserved as the sustainability of the amount upon potential examination by the Australian tax authority is uncertain. This amount is recorded as deferred income, non-current in the consolidated balance sheets as of December 31, 2023.

NOTE 9: LEASES

The following presents supplemental information related to leases in which the Company is the lessee for the years ended December 31 (in thousands):

	2023	2022
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$913	$850
Operating cash flows from finance leases	1,250	1,201
ROU assets obtained in exchange for lease obligations
Operating leases	—	—
Finance leases	200	3,096
Lease Cost
Operating leases	1,041	1,114
Finance leases	1,104	673
Short-term leases	$77	$82

For the Company’s operating leases, the weighted average remaining lease term is 1.6 years with a weighted average discount rate of 7.1%. For the Company’s finance leases, the weighted average remaining lease term is 1.6 years with a weighted average discount rate of 6.6%.

87s

The following presents maturities of operating lease liabilities in which the Company is the lessee as of December 31, 2023 (in thousands):

2023
2024	$1,055
2025	583
2026	—
2027	—
2028	—
Thereafter	—
Total operating lease payments	1,638
Less imputed interest	(91)
$1,547

The following presents maturities of finance lease liabilities in which the Company is the lessee as of December 31, 2023 (in thousands):

2023
2024	$784
2025	86
2026	30
2027	—
2028	—
Thereafter	—
Total finance lease payments	900
Less imputed interest	(55)
$845

The net investment in sales-type leases, where the Company is the lessor, is a component of other current assets and other non-current assets in the consolidated balance sheets. As of December 31, 2023, the total net investment in these leases is $2.4 million. Lease income is a component of net sales in the statements of operations and comprehensive loss. The following presents maturities of lease receivables under sales-type leases as of December 31, 2023 (in thousands):

2023
2024	$1,299
2025	684
2026	393
2027	47
2028	—
Thereafter	—
Net investment in sales-type leases	$2,423
Allowances	(522)
Net investment in sales-type leases, net of allowances	$1,901

For more information on leases, see Note 2, Summary of Significant Accounting Policies.

88s

NOTE 10: CONVERTIBLE NOTES

The Company’s convertible notes consisted of the 2.50% Notes and the 5.00% Notes as of December 31, 2023, and the 2.50% Notes as of December 31, 2022. As of December 31, 2023 and 2022, the convertible note obligations were classified as follows in the consolidated balance sheets (in thousands):

	2023	2022
2.50% Notes	$726	$56,413
5.00% Notes	$36,102	$—
Total convertible notes	$36,828	$56,413
Current portion of convertible notes	$726	$56,413
Convertible notes, non-current	$36,102	$—

Interest expense related to the Company’s convertible note obligations consisted of the following for the years ended December 31 (in thousands):

	2023	2022	2021
Contractual coupon interest	$2,425	$1,794	$3,934
Amortization of premium, discount and issuance costs, net	3,278	474	11,542
Total interest expense on convertible notes	$5,703	$2,268	$15,476

Gain (loss) on extinguishment of exchanged convertible notes were as follows for the years ended December 31 (in thousands):

	2023	2022	2021
(Loss) gain on extinguishment	$(6,499)	$3,565	$4,916

2.50% Notes

The carrying value of the 2.50% Notes was included in current portion of convertible notes and consisted of the following at December 31 (in thousands):

	2023	2022
Outstanding principal	$726	$56,595
Unamortized debt issuance	—	(182)
Net carrying amount	$726	$56,413

In March 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Notes. In connection with the offering of the 2.50% Notes, the Company granted the initial purchasers of the Notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the 2.50% Notes on the same terms and conditions. On April 4, 2018, the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Company incurred issuance costs related to the issuance of the 2.50% Notes which were amortized over the five-year contractual term of the 2.50% Notes using the effective interest method until the maturity date of the 2.50% Notes. The 2.50% Notes matured on March 15, 2023 and became due and payable.
89s

In September 2021 and March 2022, the Company entered into separate exchange agreements with certain holders of 2.50% Notes, pursuant to which $65.0 million aggregate principal amount of 2.50% Notes were exchanged for an aggregate of approximately 1.7 million shares of the Company’s common stock. For the year ended December 31, 2021, the Company incurred $0.9 million of reacquisition costs associated with these transactions, which were recorded as an offset to the gain on extinguishment of debt, resulting in a net gain $4.9 million. For the year ended December 31, 2022, the Company incurred $0.2 million of reacquisition costs, which were recorded as an offset to the gain on extinguishment of debt, resulting in a net gain of $3.6 million. The net gain on extinguishment of debt for the years ended December 31, 2022 and 2021 are reflected in other income (expense), net in the consolidated statements of operations.

In August 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note with an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock (the “Warrant”) at an exercise price of $21.20 per share (the “Exercise Price”). The estimated fair value of the Secured note and the Warrant at the time of the exchange was $16.0 million and $3.8 million, respectively, resulting in a net gain of $29.8 million recorded to contributed capital for the year ended December 31, 2022. See Note 11, Related Party Transactions for additional information.

As of December 31, 2022, $56.4 million aggregate principal amount of the 2.50% Notes were outstanding and convertible pursuant to their original terms, none of which were converted prior to the March 15, 2023 maturity date. In March 2023, the Company entered into the Forbearance Agreement with the Ad Hoc Noteholder Group holding approximately 85% of the Company’s outstanding 2.50% Notes, the “Trustee” and any other owner of the 2.50% Notes who executed and delivered to the Company a joinder to the Forbearance Agreement (collectively with the Trustee and Ad Hoc Noteholder Group, the “Counterparties”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the 2.50% Notes Indenture in connection with certain events of default under the 2.50% Notes Indenture, such as (i) failure to timely pay in full the principal of any 2.50% Note when due and payable on March 15, 2023, (ii) failure to pay any interest on any 2.50% Note when due and payable, (iii) failure to convert any 2.50% Notes, (iv) default under any agreement with outstanding indebtedness for money borrowed in excess of $15.0 million and (v) any other breach, default or event of default under the 2.50% Notes Indenture arising from the failure of the Company to timely pay in full the principal of any 2.50% Note when due and payable on the maturity date for the 2.50% Notes. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on April 21, 2023, the date of the Restructuring Support Agreement.

The holders of the 2.50% Notes that joined the Forbearance Agreement received a fee (the “Forbearance Premium”) equal to $5.00 per $1,000 principal amount of the 2.50% Notes held by such party, by executing and delivering a joinder to the Forbearance Agreement to the Company. During the year ended December 31, 2023, the Ad Hoc Noteholder Group received $0.2 million in Forbearance Premiums, which were capitalized and amortized as interest expense during the period commencing on March 13, 2023 through March 31, 2023.

Restructuring Support Agreement and June 2023 Exchange Transactions

In April 2023, the Company entered into the Restructuring Support Agreement with certain holders of the 2.50% Notes, the holder of the Secured Note and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure. In June 2023, the Company completed the Restructuring Transactions, contemplated by the Restructuring Support Agreement whereby the Company:
•exchanged approximately $55.9 million, aggregate principal amount of the 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% Notes, which was inclusive of an additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022, for $1.0 million;
•issued and sold an additional $10.0 million aggregate principal amount of 5.00% Notes;
•amended and repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock;
•issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock;
•amended the March 2022 Securities Purchase Agreement and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and
90s

•entered into the Schuler Purchase Obligation, a new securities purchase agreement with the Schuler Trust pursuant to which the Schuler Trust was required, prior to December 15, 2023 (which was subsequently amended and extended to February 15, 2024), to either purchase an aggregate $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option. Further details regarding the Schuler Purchase Obligation and amendment are included in Note 11, Related Party Transactions.

The convertible note exchange transaction which resulted in a portion of the 2.50% Notes being exchanged for 5.00% Notes, as described above, and associated accrued interest was accounted for as an extinguishment of debt under ASC 470-50-40. Under extinguishment accounting, the 2.50% Notes were derecognized and the new instruments, which included the 5.00% Notes and a bifurcated Conversion Option were recorded at their respective fair values. The extinguishment of the 2.50% Notes resulted in a loss of $6.6 million for the year ended December 31, 2023. See further discussion of the 5.00% Notes below.

As of December 31, 2023, approximately $0.7 million aggregate principal amount of the 2.50% Notes remained outstanding and in default, accruing interest at 2.50% per annum. None of the remaining 2.50% Notes outstanding as of December 31, 2023 are convertible pursuant to their original terms. As of December 31, 2023, the amount of accrued interest on these notes is immaterial.

5.00% Notes

The carrying value of the 5.00% Notes consisted of the following at December 31 (in thousands):

	2023	2022
Outstanding principal at par	$67,634	$—
Unamortized debt premium	5,408	—
Unamortized debt discount	(34,267)	—
Unamortized debt issuance costs	(2,673)	—
Net carrying amount	$36,102	$—

As a result of the Restructuring Transactions, the Company recorded at fair value approximately $56.9 million aggregate principal amount of newly issued 5.00% Notes in its consolidated balance sheets in June 2023. In addition, the Company issued an additional $10.0 million aggregate principal amount of 5.00% Notes, for cash proceeds with certain existing note holders as part of the Restructuring Transactions. Following the Restructuring Transactions and the issuance of additional 5.00% Notes, the 5.00% Notes had a total aggregate principal amount of $66.9 million. On the December 15, 2026 maturity date, outstanding principal will be due for all remaining outstanding 5.00% Notes.

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
Redeeming the 5.00% Notes before June 15, 2025 could trigger a “Make-Whole Fundamental Change” as defined in the indenture governing the 5.00% Notes (the “5.00% Notes Indenture”). On or after June 15, 2025, the Company may, at its option, redeem for cash all or a portion of the 5.00% Notes.
Upon issuance of the 5.00% Notes, each holder has a Conversion Option, which represented the right at their option, to convert any portion at an initial conversion rate of 138.88889 shares of common stock per $1,000 of principal amount. Effective October 18, 2023, the initial conversion rate was to be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the 5.00% Notes Indenture) and $7.20 (if such difference is a positive number), provided that in no event will the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of
91s

the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. The Company evaluated the conversion rate per the terms outlined above and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes. The Company cannot require the holders of the 5.00% Notes to convert at any time but when a holder exercises their Conversion Option, the Company can settle in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.
As of December 31, 2023, the number of shares of common stock issuable upon conversion of the 5.00% Notes was 9.4 million shares, based on the conversion rate which was fixed on October 18, 2023.
Management determined the Conversion Option met the derivative bifurcation criteria under ASC 815 at inception through October 17, 2023, the date at which the conversion rate became fixed. During that period the derivative instrument was bifurcated and adjusted to fair value through earnings, using Level 3 inputs, at each reporting date with a final mark-to-market adjustment once the Conversion Option became fixed at the end of the day on October 17, 2023 and no longer met the bifurcation criteria. The fair value of the Conversion Option and a derivative liability of $38.2 million as of the transaction date was recorded as a debt issuance discount at inception. The Company also incurred issuance costs of $3.0 million. The debt premium, debt discount and debt issuance costs are being amortized using the effective interest method over the 3.5 year contractual term of the 5.00% Notes. The effective interest rate on the 5.00% Notes is 27.30%.
Holders of the 5.00% Notes who convert in connection with the Make-Whole Fundamental Change are, under certain circumstances, entitled to an increase in the conversion rate. If a fundamental change occurs at any time prior to the Maturity Date, each holder will have the right, at such holder’s option, to require the Company to repurchase for cash all of such holder’s 5.00% Notes, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
During the period from inception through October 17, 2023, the bifurcated Conversion Option was adjusted to fair value through earnings within Gain on fair value adjustment on the statement of operations and the statement of cash flows, using Level 3 inputs, at each reporting date with a final mark-to-market adjustment once the Conversion Option became fixed at the end of the day on October 17, 2023 and no longer met the bifurcation criteria. The derivative financial instrument activity for the year ended December 31, 2023 is comprised of the following (in thousands):

2023
Beginning balance	$—
Initial measurement	38,160
Reduction as a result of conversion of 5.00% Notes	(380)
Change in value - gain	(10,872)
Reclassification to contributed capital	(26,908)
Ending balance	$—
The derivative financial instrument was derecognized as of October 17, 2023, and the fair value of the instrument as of that date was moved to contributed capital in the consolidated balance sheet.
In August 2023 and October 2023, certain holders of 5.00% Notes converted portions of their aggregate principal amount for shares of common stock (the “August 2023 Conversions”, the “October 2023 Conversions”, and collectively, the “Conversions”). Per the terms described above as part of the Conversion Option, the note holders opted to convert portions of their 5.00% Notes, at a conversion rate of 138.88889 shares of common stock per $1,000 principal amount. Through the August 2023 Conversions, the holders of the 5.00% Notes converted approximately $0.7 million of aggregate principal for approximately 94,000 shares of the Company’s common stock. Through the October 2023 Conversions, the holders of the 5.00% Notes converted an additional $0.3 million of aggregate principal for approximately 39,000 shares of the Company’s common stock.
As described above, the Conversion Option was bifurcated which resulted in the Conversions qualifying as extinguishments of debt. The August 2023 Conversions included the bifurcated Conversion Option classified as a derivative liability, and both the converted 5.00% Notes and the associated derivative liability, where applicable,
92s

were derecognized at their carrying amounts and the common stock was measured at its then-current fair value, with the difference recorded as a gain on the extinguishment of the applicable liability. The value of the shares of common stock issued in connection with the October 2023 Conversions was recorded to contributed capital.
The net carrying value of the 5.00% Notes derecognized as part of the August 2023 and October 2023 Conversions was $0.3 million and $0.1 million, respectively. The carrying amount of the derivative liability, which was carried at fair value, derecognized as part of the August 2023 Conversions was $0.4 million. The August 2023 Conversions resulted in a gain on extinguishment of debt of $0.1 million, for the year ended December 31, 2023.
The 5.00% Notes represent an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the 5.00% Notes on June 9, 2023, the initial measurement, date was $38.2 million, which included a $6.0 million debt premium.
As of December 31, 2023, the 5.00% Notes are carried at amortized cost with an estimated fair value of $50.8 million. The table below summarizes the significant inputs used to estimate the fair value of the 5.00% Notes as of December 31, 2023 and the June 9, 2023 issuance date:

	December 31,	June 09,
	2023	2023
Coupon rate	5.00%	5.00%
Term (years)	3.0	3.5
Volatility	55.00%	55.00%
Risk-free rate	4.02%	4.15%
Discount yield	25.00%	25.00%
Discount factor	50.00%	44.00%
The volatility used to estimate the fair value of the 5.00% Notes is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.
On December 15, 2023, the Company issued $1.7 million of PIK Notes to pay interest accrued on the 5.00% Notes outstanding as of that date. As of December 31, 2023, the Company has recorded $0.1 million of accrued interest related to the 5.00% Notes.

Fair Value of Conversion Option

The Company’s Conversion Option was classified as a derivative financial instrument and carried at fair value using Level 3 inputs from the date of inception until the conversion price became fixed on October 17, 2023. To determine the fair value of the Conversion Option, the Company calculated the difference in the value of the 5.00% Notes with and without the Conversion Option. The estimated fair value of the Conversion Option as of October 17, 2023 was $26.9 million. The fair value of the Conversion Option was estimated using a Monte Carlo simulation. For each path, the Company simulated the stock price over time such that:

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
93s

The table below summarizes the significant inputs used to estimate the fair value of the Conversion Option as of October 17, 2023 and June 9, 2023:

	October 17	June 09,
	2023	2023
Stock price	$5.94	$7.40
Initial conversion price	$7.20	$7.20
Conversion cap	$8.30	$8.30
Term (years)	3.2	3.5
Time to call (years)	1.7	2.0
Volatility	55.00%	55.00%
Risk-free rate	5.00%	4.15%
Discount yield	25.00%	25.00%
The volatility used to estimate the fair value of the Conversion Option is an unobservable input and, because volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.
See Note 4, Fair Value of Financial Instruments for additional information.

NOTE 11. RELATED PARTY TRANSACTIONS

March 2022 Securities Purchase Agreement
In March 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of an aggregate of approximately 0.2 million shares of the Company’s common stock to the Schuler Trust in an offering (the “Private Placement”) exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $16.40 per share, for an aggregate purchase price of $4.0 million. In March 2022, the Company classified the March 2022 Securities Purchase Agreement as an equity forward agreement that met the definition of a freestanding derivative financial instrument initially classified in stockholders’ deficit. The value of this equity forward agreement was considered immaterial at inception.

The Company and the Schuler Trust agreed to extend the closing date of the March 2022 Securities Purchase Agreement several times under the original terms of the Private Placement. As discussed in Note 10, Convertible Notes, in June 2023, the Company and the Schuler Trust amended the March 2022 Securities Purchase Agreement, which changed the terms of settlement. The amendment changed the closing date to June 9, 2023, amended the price per share from $16.40 to $8.20, upon which the Company issued approximately 0.5 million shares of common stock to the Schuler Trust for the same proceeds of $4.0 million.

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
94s

August 2022 Exchange Agreement
In August 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for the Secured Note and the Warrant. See Note 10, Convertible Notes for additional information regarding the 2.50% Notes.

The Secured Note had a scheduled maturity date of August 15, 2027 and was repayable upon written demand any time on or after such date. The Company could, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $21.20.

The Warrant may be exercised through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the Warrant. The Warrant is exercisable for up to 247,171 shares of the Company’s common stock and may be exercised in whole or in part at any time during the exercise period. Such number of shares and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the Warrant. The Company determined that the Warrant meets the criteria for classification in stockholders’ equity and was recorded in equity and initially measured at fair value on the issuance date. The fair value of the Warrant at issuance was $3.8 million and was estimated using the Black-Scholes option pricing model. The fair value of the Warrant is a non-recurring measurement that is categorized as Level 3 within the fair value hierarchy as it is based on Level 2 and Level 3 inputs. No portion of the Warrant has been exercised as of December 31, 2023.

The Secured Note included various features that were advantageous to the Company, including a lower interest rate compared to market rates and a share conversion feature. There were no other negotiating parties that had similar terms or economic outcomes. As such, the exchange was not considered to be an arm’s length transaction, and therefore, the resulting gain was accounted for as a capital transaction. The carrying value of the 2.50% Notes was $49.6 million at the time of the exchange. The estimated fair value of the Secured Note and the Warrant at the time of the exchange was $16.0 million and $3.8 million, respectively, which resulted in a net gain of $29.8 million that was recorded to contributed capital during the year ended December 31, 2022.

The carrying value of the Secured Note at December 31, 2022 consisted of the following (in thousands):

December 31,
2022
Outstanding principal	$34,934
Unamortized debt issuance discount	(18,076)
Net carrying amount	$16,858

Interest expense related to the Secured Note consisted of $0.7 million of contractual interest and $0.8 million of amortization of the debt discount for the year ended December 31, 2022. The Secured Note’s carrying amount of $16.9 million and accrued interest expense of $0.7 million were recorded in non-current liabilities on the Company’s consolidated balance sheet as of December 31, 2022. As noted under “Secured Note Amendment and Exchange” below, the Secured Note was extinguished in June 2023, resulting in a carrying value of the Secured Note of $0 as of December 31, 2023.

Conversion of Series A Preferred Stock to Common Stock

In September 2021, the Company entered into a securities purchase agreement with the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC (collectively, the “”Schuler Purchasers”) for the issuance and sale by the Company of an aggregate of approximately 4.0 million shares of the Company’s Series A Preferred Stock, par value $0.001 per share (the “Series A Preferred Shares”) at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million, which was recorded to contributed capital when it was received in 2022. Each share of Series A Preferred Shares was convertible, at the option of the holder, into one share of the Company’s common stock.
95s

As discussed in Note 10, Convertible Notes, the Schuler Purchasers exercised their right to convert a total of approximately 4.0 million shares of Series A Preferred Shares to approximately 0.4 million shares of the Company’s common stock. All of the Company’s Series A Preferred Shares were converted into common stock as part of the Restructuring Transactions, and no Series A Preferred Shares remained outstanding as of December 31, 2023. During the year ended December 31, 2023, the amounts associated with the Series A Preferred Shares were reclassified to common stock and contributed capital as presented in the statements of stockholders’ deficit.

Secured Note Amendment and Exchange

As discussed in Note 10, Convertible Notes, as part of the Restructuring Transactions, the Company and the Schuler Trust amended the Secured Note (the “Secured Note Amendment”), which changed the settlement provisions of the Secured Note. Pursuant to the Secured Note Amendment, the share conversion price was changed from $21.20 to $10.60, and the Secured note was contemporaneously settled through the Company’s issuance of approximately 3.4 million shares of its common stock.

The transaction qualified as an extinguishment of debt, and the reacquisition price of the extinguished debt was determined to be the fair value of the common stock issued in the transaction. The closing price of the Company’s common stock on June 9, 2023, the date of the extinguishment, was $7.40 and was used to estimate the fair value of the common stock issued as $25.4 million. The carrying amount of the Secured Note and associated accrued interest being extinguished was determined to be $19.3 million. This resulted in a net loss on extinguishment of $6.1 million, which was recorded to loss on extinguishment of debt with related party in the consolidated statements of operations for the year ended December 31, 2023.

Schuler Purchase Obligation
In June 2023, the Company entered into the Schuler Purchase Obligation with the Schuler Trust pursuant to which the Schuler Trust was required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company valued at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million. If the Company elected to conduct a public offering of common stock and other investors purchased less than $10.0 million of common stock by December 15, 2023, the Schuler Trust would have the obligation to purchase $10.0 million of shares of common stock, less the amount of common stock purchased by other investors, and would have the right to purchase additional shares of common stock such that the total amount of common stock purchased by the Schuler Trust’s equaled $10.0 million of shares of common stock. If the Company elected to conduct a public offering of common stock and other investors purchased $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust would have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.
In December 2023, the Company and the Schuler Trust entered into an amendment to the Schuler Purchase Obligation extending the deadline for the investment or public offering backstop through February 15, 2024 and the Schuler Trust agreed to purchase $2 million at the public offering price if the aggregate gross proceeds to the Company resulting from the public offering is more than $10.0 million. Additional information regarding the public offering is included in Note 18, Subsequent Events.
Management determined the Schuler Purchase Obligation met the criteria of a freestanding financial instrument at inception. The Schuler Purchase Obligation was recorded as an asset at fair value to be marked to market at each reporting period. At inception, the value of the Schuler Purchase Obligation was $1.3 million, which was recorded as an offset to loss on extinguishment of debt with related party on the consolidated statements of operations.
At December 31, 2023, it was determined that the fair value of the Schuler Purchase Obligation financial instrument was $3.4 million. Changes in the fair value of the Schuler Purchase Obligation are recognized in Gain on fair value adjustment, within the consolidated statements of operations and comprehensive loss. The recognized gain on fair value adjustment on financial instruments related to the Schuler Purchase Obligation for the year ended December 31, 2023 was $2.1 million.
96s

To determine the fair value of the Schuler Purchase Obligation, the Company used a Cox-Ross-Rubinstein binomial tree model to value the American put option. The table below summarizes the significant inputs used to estimate the fair value of the Schuler Purchase Obligation as of December 31, 2023 and June 9, 2023:

	December 31,	June 9,
	2023	2023
Stock price	$3.92	$7.40
Exercise price	$7.20	$7.20
Term (years)	0.13	0.52
Volatility	55.00%	55.00%
Risk-free rate	5.55%	5.38%
Fixed commitment purchase price (in thousands)	$10,000	$10,000
Number of Shares	1,387,949	1,387,949
Obligation probability	75%	100%
The volatility and obligation probability used to quantify the fair value of the Schuler Purchase Obligation are unobservable inputs, and because these are estimates, there are a range of values that could be considered appropriate, which could impact the fair value reported. In determining the obligation probability, the Company assessed the likelihood that the Schuler Purchase Obligation would be utilized to either sell common shares or backstop a public offering. Given the equity market environment as of December 31, 2023 and the significant number of unknowns that would lead to either a successful or unsuccessful conclusion of a public offering, the Company estimated the likelihood of such obligation probability at 75%. There are significant judgments, assumptions and estimates inherent in the determination of the fair value of the Schuler Purchase Obligation. These include determination of valuation method, selection of inputs, and assessment of possible outcomes. The valuation approach used and inputs described above may have a greater or lesser impact on the Company’s estimate of fair value. See Note 4, Fair Value of Financial Instruments for additional information.
As discussed further in Note 18, Subsequent Events, the Company completed a public offering for $10.3 million of gross proceeds in January 2024. As a result, the Schuler Trust was not required to backstop the offering in accordance with the Schuler Purchase Obligation, but did purchase $2.0 million of common stock at a price above the public offering price in accordance with the amendment to the Schuler Purchase Obligation and also entered into a subscription agreement in conjunction with the offering to purchase $2.7 million of shares in May 2024. Upon completion of the public offering the fair value of the Schuler Purchase Obligation financial instrument was eliminated.

NOTE 12. LOSS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for the years ended December 31 (in thousands):

	2023	2022	2021
Shares issuable upon the release of RSUs	1,239	435	209
Shares issuable upon exercise of stock options	370	541	719
Shares issuable upon the exercise of the Warrant	247	247	—
	1,856	1,223	928

97s

As discussed in Note 10, Convertible Notes, each holder of the 5.00% Notes has the right at their option to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of the common stock per $1,000 principal amount. Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a Make-Whole Fundamental Change are, under certain circumstances, entitled to an increase in the conversion rate. The number of shares of common stock issuable upon conversion of the 5.00% Notes as of December 31, 2023, based on the final October 18, 2023 conversion rate is 9.4 million shares, convertible at the holders’ option. These shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect for the year ended December 31, 2023. The remaining outstanding 2.50% Notes are no longer convertible into common shares as of December 31, 2023 and were not included in diluted net loss per share for the years ended December 31, 2022 and 2021 as they would have had an anti-dilutive effect on loss per share for those periods.

As discussed in Note 11, Related Party Transactions, the Company entered into the Schuler Purchase Obligation, which was amended in December 2023, whereby the Schuler Trust was required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering (to be completed before February 15, 2024) by the Company of common stock for aggregate proceeds of $10.0 million at the public offering stock price with additional rights to purchase additional shares at the Schuler Trust’s option. In the event the gross proceeds resulting from the public offering is more than $10.0 million, the Schuler trust agreed to purchase a $2.0 million of the Company’s common stock at the public offering price. The shares to be issued from this agreement were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

NOTE 13. EQUITY-BASED COMPENSATION

The Company has one equity-based compensation plan as of December 31, 2023. This plan, the 2022 Omnibus Incentive Compensation Plan (“2022 Incentive Plan”), was adopted by the Company’s Board of Directors upon approval by the Company’s stockholders in May 2022. Upon adoption, the Company’s previous 2012 Omnibus Equity Incentive Plan (the “2012 Incentive Plan”) was automatically replaced and superseded by the 2022 Incentive Plan. Outstanding awards granted under the 2012 Incentive Plan remain in effect pursuant to their terms with vesting periods ranging from immediate to five years with a maximum contractual term of ten years.

Upon adoption in May 2022, the total number of shares of the Company’s common stock reserved and available for grant pursuant to the 2022 Incentive Plan was 0.6 million plus shares of common stock that remain available or that otherwise become available for grant under the 2012 Incentive Plan. At the Company’s 2023 Annual Meeting of Stockholders, the Company’s stockholders approved an additional 1.6 million shares of common stock reserved and available for grant under the 2022 Incentive Plan. As of December 31, 2023, the total shares reserved for the 2022 Incentive Plan is 3.4 million.

Stock options granted under the 2022 Incentive Plan vest in three years with a maximum contractual term of ten years while RSUs granted under this plan vest in a range from immediate to five years. The total number of shares of the Company’s common stock reserved and available for grant pursuant to the 2022 Incentive Plan as of
98s

December 31, 2023 is 1.3 million.

The following table summarizes option activity during the years ended December 31, 2023 and 2022 and shows the exercisable shares as of December 31, 2023:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2022	719,066	$138.91
Granted	14,000	30.47
Forfeited	(20,806)	125.54
Exercised	(610)	10.40
Expired	(170,918)	109.61
Options Outstanding December 31, 2022	540,732	146.03
Granted	10,000	5.10
Forfeited	(11,927)	81.01
Exercised	—	—
Expired	(168,966)	137.08
Options Outstanding December 31, 2023	369,839	148.40
Exercisable December 31, 2023	311,930	161.35

Cash received from the exercise of options was $0.0 million, $0.0 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Upon exercise, shares are issued from shares authorized and held in reserve. The intrinsic value of options exercised was $0.0 million, $0.0 million and $3.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The total fair value of options vesting during the period was $5.2 million, $7.2 million, and $11.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model. The table below summarizes the inputs used to calculate the estimated fair value of options awarded for the years ended December 31:

	2023	2022	2021
Expected term (in years)	6.30	6.30	5.79
Volatility	88%	66%	65%
Expected dividends	—	—	—
Risk free interest rates	4.0%	2.1%	1.1%
Estimated forfeitures	—%	—%	—%
Weighted average fair value	$3.89	$1.88	$4.09

99s

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2023:

	Options Outstanding	Options Exercisable
Number of options	369,839	311,930
Weighted average remaining contractual term (in years)	4.83	4.65
Weighted average exercise price	$148.40	$161.35
Weighted average fair value	$90.38	$97.42
Aggregate intrinsic value (in millions)	$—	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $4.00 on the last trading day of 2023 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair value of the Company’s stock.

The following table summarizes RSU activity during the years ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs Outstanding January 1, 2022	208,926	$107.77
Granted	422,690	15.29
Forfeited	(66,175)	82.81
Vested/released	(129,953)	37.02
RSUs outstanding December 31, 2022	435,488	42.91
Granted	1,305,220	7.14
Forfeited	(128,588)	35.73
Vested/released	(372,684)	32.39
RSUs outstanding December 31, 2023	1,239,436	9.15

The total fair value of RSUs vested and released during the period was $12.1 million, $4.8 million, and $8.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company records compensation cost based on the fair value of the award. The table below summarizes the weighted average fair value of RSUs awarded for the years ended December 31:

	2023	2022	2021
Weighted average fair value	$7.14	$15.29	$112.38

100s

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to share-based compensation for the years ended December 31 (in thousands) is as follows:

	2023	2022	2021
Cost of Sales	$300	$665	$325
Research and development	1,396	1,419	4,102
Sales, general and administrative	3,691	8,541	17,620
Total equity-based compensation expense	$5,387	$10,625	$22,047
Recognized tax benefit	$—	$—	$—

The share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the years ended December 31 (in thousands) is as follows:

	2023	2022	2021
Cost capitalized to inventory	$138	$254	$401

As of December 31, 2023, unrecognized equity-based compensation cost related to unvested stock options, and unvested RSUs was $0.4 million and $6.6 million, respectively. This is expected to be recognized over the years 2024 through 2028 with a weighted-average period of 1.9 years.

Included in the above-noted stock options outstanding and share-based compensation expense are performance-based stock options which vest only upon the achievement of certain targets. Performance-based stock options are generally granted at-the-money, contingently vest over a period of 1 to 2 years, and have contractual lives of 10 years. These options are valued in the same manner and with the same inputs as the time-based options. However, the Company only recognizes share-based compensation expense when the targets are determined to be probable of being achieved. Performance-based stock options outstanding as of December 31, 2021 totaling 9,000 expired during 2022 and no additional performance-based stock options were granted leaving no performance-based stock options outstanding at December 31, 2023. There was no share-based compensation expense recognized for performance-based stock options for years ended December 31, 2023 and 2022 with $0.2 million recognized for year ended December 31, 2021.

Included in the above-noted RSU outstanding and share-based compensation expense are performance-based RSUs which vest only upon the achievement of certain targets. Performance-based RSUs contingently vest over a period of 1 to 3 years, depending on the nature of the performance goal. These units are valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes share-based compensation expense to the extent the targets are determined to be probable of being achieved. There were 27,778 performance-based RSUs outstanding as of December 31, 2021, which were forfeited when the performance goal wasn’t achieved with 17,448 and 10,330 forfeited in the years ended December 31, 2022 and 2023, respectively. No additional performance-based RSUs were granted leaving none outstanding at December 31, 2023. There was no share-based compensation expense recognized for performance-based RSUs for years ended December 31, 2023 and 2022 with $0.8 million recognized for year ended December 31, 2021.

NOTE 14. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	2023	2022	2021
U.S. Domestic	$(54,784)	$(54,099)	$(68,131)
Foreign	(5,984)	(8,471)	(9,526)
Net loss before income taxes	$(60,768)	$(62,570)	$(77,657)

101s

The components of the (provision) benefit for income taxes for the years ended December 31 is presented in the following table:

	2023	2022	2021
Current:
Federal	$—	$—	$—
State	(54)	(19)	(18)
Foreign	(796)	96	(27)
Total benefit (provision)	(850)	77	(45)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total deferred provision	—	—	—
Total benefit (provision)	$(850)	$77	$(45)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31 are as follows (in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$102,687	$94,003
General business credit	18,466	17,293
Stock options	8,246	12,809
Intangible assets, definite-lived	6,775	7,239
Section 174 research & development	9,097	4,840
Inventory	1,943	2,145
Operating lease liability	379	568
Property & equipment	224	137
Other	608	310
Total deferred tax assets	148,425	139,344
Valuation allowance	(140,104)	(138,710)
Deferred tax assets	$8,321	$634

Deferred tax liabilities:
Debt amortization	$(7,785)	$(24)
Right of use asset	(416)	(527)
Finance lease liability	$(120)	$(83)
Total deferred tax liabilities	$(8,321)	$(634)

Net deferred taxes	$—	$—

As of December 31, 2023, the Company generated regular tax federal net operating losses (“NOLs”) of approximately $382.3 million net of Section 382 limitation. As a result of the Tax and Jobs Act (the “TCJA”), for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can be carried forward for up to 20 years. Of the Company's total federal NOLs of $382.3 million, $156.9 million will begin to expire in 2025 and $225.4 million will not expire but will only offset 80% of taxable income generated in tax years after 2017.

As of December 31, 2023, the Company has generated state NOLs of approximately $373.9 million. The Company's state NOLs will begin to expire in 2030.
102s

As of December 31, 2023, the Company has generated $15.4 million of federal research and development (“R&D”) tax credits which begin to expire in 2032.

As of December 31, 2023, the Company has generated $13.3 million of state R&D tax credits which begin to expire in 2031.

Utilization of the Company’s NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 of the Internal Revenue Code of 1986 (“Section 382”) as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a comprehensive study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to significant complexity with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL or R&D credit carryforward would be subject to an annual limitation under Section 382. Since the Company has not completed its comprehensive analysis, it is reasonably possible that its federal and state NOLs, and R&D credits available to offset future taxable income could materially decrease. This reduction would be offset by an equal and offsetting adjustment to the existing valuation allowance. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforward before utilization.

The net deferred tax asset valuation allowance is $140.1 million as of December 31, 2023, compared to $138.7 million as of December 31, 2022. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its deferred tax assets. The change in the Company’s valuation allowance during 2023 of $1.4 million is comprised of an increase of $7.8 million in deferred tax expense and $0.4 million in Other Comprehensive Income offset by a decrease in valuation allowance of $6.8 million recorded to equity as discussed below.

As discussed in Note 11, Related Party Transactions, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust on August 15, 2022 to exchange $49.9 million in 2.50% Notes for the Secured Notes of $34.9 million and the Warrant valued at $3.8 million to acquire the Company’s common stock. The gain from the partial extinguishment of the 2.50% Notes was treated as a capital transaction and was recorded to contributed capital for $29.8 million. For the year ended December 31, 2022, the Company recorded the current and deferred tax impact of the transaction to additional paid in capital, with a corresponding adjustment to the valuation allowance, having no net impact on the Company’s financial statements.

As discussed in Note 10, Convertible Notes, in June 2023 the Company entered into a series of agreements with certain holders of the 2.50% Notes, the Schuler Trust, and the holders of the Company's Series A Preferred Stock to effect the restructuring of the Company's capital structure. The Company exchanged $55.9 million aggregate amount of principal 2.50% Notes for $56.9 million aggregate principal amount of newly issued 5.00% Notes including an additional 5.00% Notes for the accrued interest on the 2.50% Notes exchanged of approximately $1.0 million. In addition, the Company issued and sold an additional $10 million aggregate principal amount of 5.00% Notes, bringing the total debt of the 5.00% Notes to approximately $66.9 million. The Company accounted for the transaction as an extinguishment of debt and recognized a loss of $14.1 million which is not deductible for income tax purposes. The Company determined that the 5.00% Notes included an embedded derivative related to the conversion option which was accounted for as a derivative liability and related debt discount of $38.2 million. The Company recorded a deferred tax asset of $9.5 million and a deferred tax liability of $9.5 million for the embedded derivative liability and debt discount, respectively, upon issuance. The Company marked the derivative liability to market through October 17, 2023, the date at which the conversion price became fixed, at which time the derivative liability was reclassed to equity. The deferred tax asset related to the derivative liability of $6.8 million, which was fully offset by a valuation allowance, was reversed at that time and had no impact on the effective tax rate.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, Australia, France, Germany, Italy, Spain, and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested.

103s

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ending December 31 is as follows:

	2023	2022	2021
U.S. federal statutory income tax rate	(21.00)%	(21.00)%	(21.00)%
State taxes, net of federal tax benefit	(2.06)%	(2.55)%	(4.26)%
Permanent and other differences	2.91%	1.74%	(9.01)%
Debt restructuring	3.48%	—%	(1.31)%
Change in tax rates	(0.36)%	0.26%	0.02%
Return to provision adjustments	1.50%	—%	—%
Tax rate differential	(0.65)%	(0.52)%	2.30%
Unrecognized tax benefits	(0.17)%	1.01%	2.64%
Nondeductible equity and other compensation	7.75%	5.44%	1.72%
Credit for increased research activities	(2.75)%	(2.80)%	(6.19)%
Change in valuation allowance	12.75%	18.30%	35.15%
	1.40%	(0.12)%	0.06%

The Company's uncertain tax positions at December 31 as follows (in thousands):

	2023	2022	2021
Balance at beginning of year	$13,596	$7,556	$4,866
Increases for prior positions	409	380	2,359
Decreases for prior positions	(5,859)	—	—
Increases for current year positions	698	5,660	1,746
Decreases due to settlements		—	(1,415)
Other increases	—	—	—
Balance at end of year	$8,844	$13,596	$7,556

These uncertain positions are not expected to change within the next twelve months. Of the $8.8 million of uncertain tax positions, $0.6 million would impact the effective tax rate, if reversed. The Company accounts for interest and penalties on uncertain tax positions within tax expense. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.1 million, $0.0 million and $0.0 million in interest and penalties in the statements of operations. The Company had $0.1 million, $0.0 million and $0.0 million for the payment of interest and penalties accrued at December 31, 2023, 2022 and 2021, respectively. The Company incurred net operating losses since inception that are subject to adjustment under IRS and state examination. The Company's foreign subsidiaries are generally subject to applicable jurisdiction examination for all years of operations. The Company has adequate tax attributes available to utilize against its uncertain tax positions in a given year.

The Company incurred NOLs since inception that are subject to adjustment under Internal Revenue Service (“IRS”) and state examination. In the first quarter of 2021, the Company was informed by the IRS that they would begin an examination of the Company’s 2018 tax year. The Company substantially completed the IRS audit of the 2018 tax year during 2021. The IRS assessed adjustments reducing the Company's 2018 R&D tax credit and 2018 NOL. The Company has removed the associated reserve for uncertain tax benefits during the year ended December 31, 2022 and adjusted the deferred tax asset for the NOL and R&D credit carryforwards as a result of the audit settlement. No cash taxes, interest or penalties were paid in connection with this settlement. During the year ended December 31, 2022, the Company increased its reserve for uncertain tax positions in connection with the exchange of debt. The Company’s foreign income tax filings are subject to examination by the appropriate foreign tax authorities. The Company is not otherwise currently under examination by tax authorities.

104s

Australia R&D Tax Incentive

The Australian government offers an R&D tax incentive to help companies conducting eligible R&D activities in Australia in the form of refundable tax credits if certain conditions are met. Management assesses the Company’s R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime. Annually, management estimates refundable tax credit available to the Company based on available information and submits an application to the Australian tax authority for R&D credit approval. The Company recognizes the refundable R&D tax credits when there is reasonable assurance that the terms have been met, income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured. The refundable R&D tax credit is recorded as a reduction to research and development expense in the consolidated statements of operations when the aforementioned criteria are met. In July 2023, the Company received a $1.1 million refundable R&D tax credit for its 2022 R&D activities in Australia. The Company provided for a full reserve against the credit as sustainability of the credit upon potential examination by the Australian tax authority is uncertain. The Company does not currently believe it is probable that any penalties or interest will be assessed to the extent that the credit is not sustained.

NOTE 15. COMMITMENTS AND CONTINGENCIES

In April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials related to the development and commercialization of its next generation Accelerate Wave system for a total commitment of $11.9 million. Under the terms of this agreement, the Company has until March 15, 2027 to take delivery of purchased items.

As of December 31, 2023, the commitment remains $11.9 million as the Company has not taken delivery of any of the related inventory.

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 12%, 14% and 14% of total revenue for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, accounts receivable balances due from these foreign customers, in U.S. dollars, were $0.9 million and $0.6 million, respectively.

The following presents long-lived assets by geographic territory at December 31 (in thousands):

	2023	2022
Domestic	$2,139	$3,120
Foreign	250	358
	$2,389	$3,478

The following presents total net sales by geographic territory for the years ended December 31 (in thousands):

	2023	2022	2021
Domestic	$10,611	$10,921	$10,121
Foreign	1,448	1,831	1,661
Net sales	$12,059	$12,752	$11,782

The following presents total net sales by line of business for the years ended December 31 (in thousands):

	2023	2022	2021
Accelerate instrument and consumable revenue	$11,928	$12,598	$11,628
Other revenue	131	154	154
Net sales	$12,059	$12,752	$11,782
105s

The following presents total net sales by products and services for the years ended December 31 (in thousands):

	2023	2022	2021
Products	$10,609	$11,107	$10,430
Services	1,450	1,645	1,352
Net sales	$12,059	$12,752	$11,782

Lease income included in net sales in the consolidated statements of operations and comprehensive income was $1.5 million, $1.4 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively, and was recorded in accordance with ASC 842. This income does not represent revenue recognized from contracts with customers in accordance with ASC 606.

NOTE 17. STOCKHOLDERS’ DEFICIT
The Company has entered into a number of securities purchase and exchange agreements with affiliated and external parties throughout its history, and has provided equity-based compensation to its employees, directors and affiliated parties. See Note 10, Convertible Notes, Note 11, Related Party Transactions and Note 13, Equity-Based Compensation for further discussion of transactions impacting the Company’s stockholders’ deficit for the years ended December 31, 2023, 2022, and 2021.

At-The-Market Equity Sales Agreement

In May 2021, the Company entered into an Equity Sales Agreement (the “ATM Sales Agreement”) with William Blair & Company, L.L.C. (“William Blair”) pursuant to which the Company may sell shares of its common stock having an aggregate offering price of up to $50.0 million, from time to time, through an “at-the-market” equity offering program under which William Blair will act as sales agent. Subject to the terms and conditions of the ATM Sales Agreement, William Blair may sell shares by any method deemed to be an “at-the-market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended (the “Securities Act"). The Company is not obligated to sell any shares under the ATM Sales Agreement. William Blair is entitled to a commission of 3% of the aggregate gross proceeds from each sale of shares occurring pursuant to the ATM Sales Agreement. During the year ended December 31, 2021, the Company sold 0.2 million shares of common stock under the ATM Sales Agreement for aggregate gross proceeds of $10.9 million, which was recorded to contributed capital. No shares were sold under the ATM Sales Agreement during the years ended December 31, 2023 or 2022. As of December 31, 2023, the registration statement relating to the ATM Sales Agreement is expired.

August 2022 Public Offering

In August 2022, the Company completed a public offering of 1.8 million shares of its common stock at a public offering price of $20.00 per share. The Company received net proceeds of approximately $32.9 million from the offering after deducting underwriting discounts and commissions and offering expenses paid by the Company.

Treasury Stock

In 2018, in connection with the 2.50% Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $45.1 million of the net proceeds from its issuance of the 2.50% Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 185,850. During March 2023, 185,850 shares of common stock were returned to the Company pursuant to its agreement with the Forward Counterparty. As of December 31, 2023 and 2022, these shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share).

106s

NOTE 18. SUBSEQUENT EVENTS

January 2024 Unit Offering
On January 23, 2024, the Company completed an underwritten public offering (the “January Public 2024 Units Offering”) consisting of 6.9 million Units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and for certain investors in lieu thereof, pre-funded Units, each consisting of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each pre-funded Unit was $1.49.

The Company granted the underwriters for the January 2024 Public Units Offering a 30-day option to purchase up to an additional 1.0 million shares of common stock and/or additional warrants to purchase up to 1.0 million shares of common stock, in any combination thereof, at the public offering price, less underwriting discounts and commissions. The underwriters elected to purchase an additional 36,003 warrants from the Company under this option.

The warrants issued to investors in January 2024 Public Units Offering have an exercise price of $1.65 per share, were immediately exercisable upon issuance and will remain exercisable until the date that is five years after their original issuance. The pre-funded warrants have an exercise price of $0.01 per share, are immediately exercisable and will remain exercisable until exercised in full. The gross proceeds from the January 2024 Public Units Offering, before deducting underwriting discounts and commissions and other public offering expenses payable by the Company were approximately $10.3 million (excluding any proceeds that may be received upon the exercise of the warrants or the pre-funded warrants).
Concurrently with the completion of the January 2024 Public Units Offering, the Company sold 1.2 million Units at a purchase price of $1.73 per Unit to the Schuler Trust which satisfied the Schuler Purchase Obligation, and an aggregate of 33,332 Units at a purchase price of $1.50 per Unit to the Company’s Chief Executive Officer and Chief Financial Officer, in each case, in a private placement offering. In addition, the Schuler Trust agreed to purchase an additional 1.6 million Units at a purchase price of $1.73 per unit on or before May 20, 2024. The gross proceeds from the private placement offerings, before deducting private placement expenses payable by the Company, were approximately $4.7 million (excluding any proceeds that may be received upon the exercise of the warrants). Further information about the Schuler Purchase Obligation is described in Note 11, Related Party Transactions.
The current estimate of net proceeds, after consideration of estimated transaction expenses, is approximately $13.6 million.
Nasdaq Notice
On March 4, 2024, the Company received written notice from Nasdaq’s Listing Qualifications Staff notifying the Company that for the last 31 consecutive business days, the Market Value of Listed Securities was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market (“MVLS Requirement”). In accordance with Nasdaq rules, the Company has been provided with an initial period of 180 calendar days, or until September 3, 2024, to regain compliance with the MVLS Requirement. If, at any time before the this date, the market value of the Company’s common stock closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to the Company and close the matter. If the Company does not regain compliance with the MVLS Requirement prior to this date, Nasdaq will provide written notification that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. The Company is evaluating potential actions to regain compliance with the MVLS Requirement and intends to actively monitor the market value of common stock. The Company may also, if appropriate, consider other options to regain compliance with Nasdaq’s continued listing standards.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
107s

Management’s Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2023, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Form 10-K does not include an attestation report of our independent registered public accounting firm because, as a “smaller reporting company” and non-accelerated filer, our independent registered public accounting firm is not required to issue such an attestation report.

Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2022, Management identified a material weakness in its internal control over financial reporting as of December 31, 2022 that prevented it from identifying a misclassification of the 2.50% Notes in the consolidated balance sheet, was corrected in such Form 10-K. The Company’s internal control structure did not have a control to review the evaluation of the classification of its outstanding debt instruments in accordance with applicable accounting guidance.

With oversight from the Audit Committee and input from management, the Company designed and implemented changes in processes and controls throughout 2023 to remediate the material weakness described above and to enhance our internal control over financial reporting, including a control to review the accounting treatment of outstanding debt instruments on a quarterly basis in accordance with applicable accounting guidance.

Changes in Internal Control Over Financial Reporting

Except for the changes in connection with our implementation of the remediation plan discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans
108s

During the three months ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

109s

PART III

Certain information required by Part III is omitted from this Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

110s

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

Item 16. Form 10-K Summary

None.
111s

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2019
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.1.7	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
3.1.8	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 8-K for the fiscal year ended August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018
4.2	Indenture, dated March 27, 2018 between Registrant and U.S. Bank National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.3	Form of 2.50% Convertible Senior Note due 2023 (included as Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2018
4.4	Indenture, dated June 9, 2023, between Registrant and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
4.5	Form of 5.00% Senior Secured Convertible Notes due 2026 (included as Exhibit A to Exhibit 4.4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
4.6	Description of our Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith
10.1	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.2*
Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan (as amended by the First Amendment to the Accelr8 Technology Corporation 2012 Omnibus Equity Incentive Plan and the Second Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan)
Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.2.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.2.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.2.3*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
10.2.4*	Sixth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2020
10.2.5*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed on March 22, 2013
112s

10.2.6*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed on March 22, 2013
10.2.7*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.3	Securities Purchase Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.4	Registration Rights Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.5*	Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.6	Rescission Agreement, dated September 17, 2021, by and among Registrant, the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust, Schuler Grandchildren LLC and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.7	Securities Purchase Agreement, dated September 22, 2021, by and among Registrant, the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.8	Form of Exchange Agreement	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
10.9	Securities Purchase Agreement, dated March 24, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 25, 2022
10.9.1	Amendment No. 1 to Securities Purchase Agreement, dated June 9, 2023, between Registrant and the Jack W. Schuler Living Trust.	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.10*	Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
10.10.1*	First Amendment to the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
10.11	Exchange Agreement, dated as of August 15, 2022, by and between Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.12	Secured Promissory Note, dated as of August 15, 2022, by Registrant in favor of the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.12.1	Consent and Amendment No. 1 to Secured Promissory Note, dated June 9, 2023, between Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.13	Warrant, dated as of August 15, 2022, issued to the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.14	Security Agreement, dated as of August 15, 2022, by and between the Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.15+	Sales and Marketing Agreement, dated as of August 15, 2022, by and between Registrant and Becton, Dickinson and Company	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022
10.16	Forbearance Agreement, dated as of March 9, 2023, by and among Registrant, the Ad Hoc Noteholder Group and the Trustee	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 14, 2023
10.17*	Reichling Consulting Services Agreement	Filed herewith
10.18+	Restructuring Support Agreement, dated as of April 21, 2023 between the Registrant and Consenting Stakeholders	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023
10.19*	Agreement between Registrant and David Patience, dated as of March 9, 2023	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
10.20	Note Exchange Agreement, dated June 9, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.20.1	First Amendment to Note Exchange Agreement, dated December 11, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023
10.21	Note Purchase Agreement, dated June 9, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.21.1	First Amendment to Note Purchase Agreement, dated December 11, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023
113s

10.22	Form of Security Agreement, dated June 9, 2023, between Registrant, as issuer, subsidiaries of Registrant, as guarantors, and U.S. Bank Trust Company, National Association, as Collateral Agent	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.23
Form of Patent Security Agreement, dated June 9, 2023, by Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 3 to Exhibit 10.22).
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.24
Form of Trademark Security Agreement, dated June 9, 2023, by Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 4 to Exhibit 10.22)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.25	New Securities Purchase Agreement, dated June 9, 2023, between Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.25.1	First Amendment to Securities Purchase Agreement, dated December 12, 2023, between Registrant and the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023
10.26	Warrant Agency Agreement, dated January 23, 2024, between Registrant and Broadridge Corporate Issuer Solutions	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
10.27	Form of Warrant	Incorporated by reference to Exhibit 4.6 to the Form S-1 Registration Statement (No. 333-276031) filed on January 18, 2024
10.28	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.7 to the Form S-1 Registration Statement (No. 333-276031) filed on January 18, 2024
10.29	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
10.30	Mertz Change in Employment Status Agreement	Filed herewith
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Clawback Policy	Filed herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

*    Management contract or compensatory plan or arrangement.

+    Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of this exhibit will be furnished supplementally to the SEC upon request.
114s

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

March 28, 2024	By: /s/ Jack Phillips
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

115s

Signature	Title	Date

/s/ Jack Phillips Jack Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024

/s/ David Patience David Patience	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024

/s/ Hany Massarany Hany Massarany	Chairman of the Board of Directors	March 28, 2024

/s/ Mark Black Mark Black	Director	March 28, 2024

/s/ Wayne Burris Wayne Burris	Director	March 28, 2024

/s/ Louise Francesconi Louise Francesconi	Director	March 28, 2024

/s/ Marran H. Ogilvie Marran H. Ogilvie	Director	March 28, 2024

/s/ John Patience John Patience	Director	March 28, 2024

/s/ Jenny Regan Jenny Regan	Director	March 28, 2024

/s/ Jack Schuler Jack Schuler	Director	March 28, 2024

/s/ Matthew W. Strobeck, Ph.D. Matthew W. Strobeck, Ph.D.	Director	March 28, 2024
116s