Form 10-Q
period 2024-03-31
Accelerate Diagnostics, Inc
filed 2024-05-13
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024
OR
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

At May 6, 2024, 22,050,515 shares of common stock were outstanding, net of treasury shares. All common stock share data and share-based calculations set forth in this report have been adjusted to reflect the registrant’s 1-for-10 reverse stock split, which was effective July 11, 2023 (the “Reverse Stock Split”), on a retroactive basis for the periods presented.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
Unaudited
(in thousands, except share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$14,606	$12,138
Investments	1,145	1,081
Trade accounts receivable, net	2,217	2,622
Inventory	3,249	3,310
Prepaid expenses	1,068	380
Purchase obligation put option asset	—	3,419
Other current assets	1,848	1,516
Total current assets	24,133	24,466
Property and equipment, net	3,197	2,389
Finance lease assets, net	1,225	1,518
Operating lease right of use assets, net	957	1,177
Other non-current assets	1,210	1,816
Total assets	$30,722	$31,366
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,108	$4,796
Accrued liabilities	3,351	3,243
Accrued interest	1,014	164
Deferred revenue and income, current	1,272	1,545
Current portion of convertible notes	726	726
Common warrant liability	3,035	—
Finance lease, current	685	583
Operating lease, current	940	977
Total current liabilities	16,131	12,034
Finance lease, non-current	81	262
Operating lease, non-current	328	570
Deferred income, non-current	1,110	1,122
Other non-current liabilities	1,197	1,164
Convertible notes, non-current	37,655	36,102
Total liabilities	56,502	51,254

Commitments and contingencies (see Note 14)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
Unaudited
(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with no shares issued and outstanding on March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value;
450,000,000 common shares authorized with 21,811,706 shares issued and outstanding on March 31, 2024 and 14,569,500 shares issued and outstanding on December 31, 2023	21	14
Contributed capital	702,971	694,634
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(683,087)	(668,857)
Accumulated other comprehensive loss	(618)	(612)
Total stockholders’ deficit	(25,780)	(19,888)
Total liabilities and stockholders’ deficit	$30,722	$31,366

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$2,921	$2,812

Cost of sales	2,198	1,801
Gross profit	723	1,011

Costs and expenses:
Research and development	5,173	6,968
Sales, general and administrative	5,706	10,105
Total costs and expenses	10,879	17,073

Loss from operations	(10,156)	(16,062)

Other income (expense):
Interest expense	(2,450)	(418)
Interest expense related-party	—	(1,013)
Loss on fair value adjustments	(1,216)	—
Foreign currency exchange gain	19	233
Interest income	200	420
Other (expense) income, net	(627)	45
Total other expense, net	(4,074)	(733)

Net loss before income taxes	(14,230)	(16,795)
Provision for income taxes	—	—
Net loss	$(14,230)	$(16,795)

Basic and diluted net loss per share	$(0.74)	$(1.71)
Weighted average shares outstanding	19,216	9,830

Other comprehensive loss:
Net loss	$(14,230)	$(16,795)
Net unrealized gain on debt securities available-for-sale	—	24
Foreign currency translation adjustment	(6)	(255)
Comprehensive loss	$(14,236)	$(17,026)
See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(14,230)	$(16,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	858	802
Provision for bad debts	19	—
Equity-based compensation	1,297	555
Amortization of debt discount and issuance costs	1,596	182
Amortization of debt discount related-party	—	572
Loss on disposal of property and equipment	71	11
Unrealized gain on equity investments	(53)	(50)
Units offering issuance cost	680	—
Loss on fair value adjustments	1,216	—
(Increase) decrease in assets:
Contributions to deferred compensation plan	(11)	—
Accounts receivable	386	(11)
Inventory	(85)	(140)
Prepaid expense and other	(448)	(239)
Increase (decrease) in liabilities:
Accounts payable	312	(977)
Accrued liabilities and other	(658)	1,945
Accrued interest	850	235
Accrued interest due to related-party	—	441
Deferred revenue and income	(285)	(79)
Deferred compensation	33	181
Net cash used in operating activities	(8,452)	(13,367)

Cash flows from investing activities:
Purchases of equipment	(513)	(12)
Maturities of marketable securities	—	8,221
Net cash (used in) provided by investing activities	(513)	8,209

Cash flows from financing activities:
Proceeds from issuance of Units to related party	2,050	—
Proceeds from issuance of Units	10,232	—
Units offering issuance cost	(764)	—
Payments on finance leases	(79)	(77)
Net cash provided by (used in) financing activities	11,439	(77)
See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Effect of exchange rate on cash	(6)	(262)

Increase (decrease) in cash and cash equivalents	2,468	(5,497)
Cash and cash equivalents, beginning of period	12,138	34,905
Cash and cash equivalents, end of period	$14,606	$29,408

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$127	$71

Non-cash financing activities:
Issuance of common stock in connection with extinguishment of 5.00% Notes	$43	$—
Accrued units offering issuance cost	$473	$—

Supplemental cash flow information:
Interest paid	$10	$—

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Preferred stock shares outstanding
Beginning	—	3,955
Ending	—	3,955

Preferred stock
Beginning	$—	$4
Ending	$—	$4

Common stock shares outstanding
Beginning	14,570	9,748
Issuance of common stock	5,766	—
Issuance of common stock to related party	1,189	—
Restricted stock awards released	276	215
Issuance of shares to retire convertible notes and derivative	11	—
Ending	21,812	9,963

Common stock
Beginning	$14	$10
Issuance of common stock	6	—
Issuance of common stock to related party	1	—
Ending	$21	$10

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Contributed capital
Beginning	$694,634	$630,428
Proceeds from issuance of common stock, net issuance costs	4,367	—
Proceeds from issuance of common stock to related party, net issuance costs	1,593	—
Pre-funded warrants, net issuance costs	1,077	—
Issuance of shares to retire convertible notes	43	—
Equity-based compensation	1,257	562
Reclassification of common stock par value due to reverse stock split	—	3
Ending	$702,971	$630,993

Accumulated deficit
Beginning	$(668,857)	$(607,239)
Net loss	(14,230)	(16,795)
Ending	$(683,087)	$(624,034)

Treasury stock
Beginning	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)

Accumulated other comprehensive loss
Beginning	$(612)	$(400)
Net unrealized gain on debt securities available-for-sale	—	24
Foreign currency translation adjustment	(6)	(255)
Ending	$(618)	$(631)

Total stockholders' deficit	$(25,780)	$(38,725)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on March 29, 2024.

The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date but does not include all disclosures such as notes required by U.S. GAAP.

The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations to be anticipated for the entire year ending December 31, 2024, or any future period.

All amounts are rounded to the nearest thousand dollars unless otherwise indicated.

On July 11, 2023, the Company effected a one-for-ten reverse stock split (the “Reverse Stock Split”). Consequently, on the Company’s condensed consolidated balance sheets, the aggregate par value of the issued common stock was reduced by reclassifying the par value amount of the eliminated shares of common stock to additional paid-in capital. All per share amounts and outstanding shares, including all common stock equivalents, have been retroactively restated in the condensed consolidated financial statements and in the notes to the condensed consolidated financial statements for all periods presented to reflect the Reverse Stock Split.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $683.1 million as of March 31, 2024. During the three months ended March 31, 2024, the Company had a net loss of $14.2 million and negative cash flows from operations of $8.5 million. The Company had working capital of $8.0 million as of March 31, 2024.

In March 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal and any interest related to the 2.50% Notes that was due and payable on March 15, 2023. In April 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the holders of the Company’s series A preferred stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”). In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement. Further details of the Forbearance Agreement and Restructuring Transactions are included in Note 9, Convertible Notes.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”). Concurrently with the completion of the January 2024 Public Units Offering, the Company sold Units (as defined in Note 17, Stockholders' Deficit) to the Schuler Trust and to the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Net proceeds after transaction expenses were $11.0 million. In addition, the Schuler Trust agreed to purchase additional Units on or before May 20, 2024 (the “Forward Contract”). Further information and a description of Units are included in Note 17, Stockholders' Deficit.

As of March 31, 2024, the Company had $15.8 million in cash and cash equivalents and investments, an increase of $2.6 million from $13.2 million at December 31, 2023. The primary reason for the increase was due to proceeds from the sale and issuance of Units during the period, partially offset by cash used in operations. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno® system, development of complementary products and, most recently, development of its next generation technology, the Accelerate Wave™ system. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital.

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company believes it has adequate funding to allow it to continue to progress its development and operational goals discussed in this report for the next several quarters, it is not expected to be sufficient to fund the Company’s operations through twelve months from the issuance of these financial statements. See Note 9, Convertible Notes, Note 10, Related-Party Transactions and Note 17, Stockholders' Deficit for additional detail.

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

Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, its business strategy; or discontinue its operations entirely.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to accounts receivable, inventory, property and equipment, accrued liabilities, warranty liabilities, convertible notes, derivative instruments, fair value instruments, tax valuation accounts and uncertain tax positions, equity–based compensation, revenue and leases. Actual results could differ materially from those estimates.

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

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability and make judgments about the creditworthiness of customers based on credit evaluations. Our customers typically have good credit quality. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

The allowance for credit losses over trade receivables and net investment in sales-type leases for the three months ended March 31, 2024 and 2023 is comprised of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$590	$324
Provisions, net	19	—
Write-offs	(50)	(10)
Ending balance	$559	$314

The Company’s three months ended March 31, 2024 beginning and ending balances increased when compared to the three months ended March 31, 2023 beginning and ending balances due to provisions recorded in connection with aged net investment in sales-type leases.

Inventory

Inventory is stated at the lower of cost or net realizable value. The Company determines the cost of inventory using the first-in, first-out method. The Company estimates the recoverability of inventory by reference to internal estimates of future demands and product life cycles, including expiration. The Company periodically analyzes its inventory levels to identify inventory that may expire prior to expected sale, has a cost basis in excess of its estimated realizable value, or is considered in excess of demand. These types of inventory events could result in a charge to expense as appropriate.

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

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When property and equipment are retired, sold or otherwise disposed of, the cost and accumulated depreciation are removed and any resulting gain or loss is included in the results of operations in the same line item as the underlying depreciation of the disposed asset. Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the assets, ranging from one to ten years. Leasehold improvements are depreciated over the remaining life of the lease or the life of the asset, whichever is less.

Instruments Classified as Property and Equipment

Property and equipment includes Accelerate Pheno® and Accelerate Arc™ systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Depreciation expense and losses from retirement of instruments used for sales demonstrations are recorded as a component of sales, general and administrative expenses. Depreciation expense and losses from retirement of instruments placed at customer sites pursuant to reagent rental agreements are recorded as a component of cost of sales. Depreciation expense and losses from retirement of instruments used in our laboratory and research are recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years.

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
For the three months ended March 31, 2024 and 2023, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no material impairment charges were recorded for the three months ended March 31, 2024 and 2023.

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

Product warranty reserve activity for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$194	$225
Provisions (reversals), net	33	34
Warranty cost incurred	(59)	(38)
Ending balance	$168	$221

Convertible Notes

The Company follows Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) in accounting for its outstanding convertible notes. The convertible notes are accounted for as a liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of such notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase, conversion or settlement.

Accounting for Derivatives

Upon issuance of 5.00% senior secured convertible notes in June 2023 (the “5.00% Notes”), each holder has the right, at their option, to convert any portion to common stock (“Conversion Option”). The conversion price initially was not fixed and therefore, the Conversion Option represented a derivative financial instrument and was recorded at its estimated fair value as a derivative liability in the condensed consolidated balance sheets through October 17, 2023, the date at which the conversion price was fixed. Changes in the fair value of the derivative financial instrument were recognized in gain on fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. The derivative liability was derecognized and reclassified to equity as of October 17, 2023 once the conversion price was fixed and after completion of the final mark-to-market fair value adjustment as of that date.

See Note 9, Convertible Notes for further information regarding the Conversion Option.

Warrants

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified, meet the definition of a derivative instrument, and do not qualify for any scope exceptions for derivative instrument accounting are measured at fair value at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss. Warrants that are equity-classified are recorded as contributed capital on the condensed consolidated statements of stockholders’ deficit without further remeasurement.

See Note 17, Stockholders' Deficit for further information and related disclosures.

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

Sales commissions earned by the Company’s sales force and external sales agents are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three months ended March 31, 2024.

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

Short-term leases have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized within the condensed consolidated statements of operations and comprehensive loss in the period in which the obligation is incurred.

Our operating lease consists of leased office, factory, and laboratory space in the U.S. with a term of six years, which contains penalizing, early-termination provisions. Our finance leases consist of leased equipment with two or three-year terms. Short-term leases consist of rental cars and copier leases.

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

See Note 15, Leases for further information.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding (including pre-funded warrants) for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs, and warrants, as well as shares that would be outstanding if the 5.00% Notes were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

NOTE 2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 (Topic 740): Income Taxes: Improvements to Income Tax Disclosures which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.

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

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of March 31, 2024, two of the Company's financial institutions held 23% and 64%, of the Company’s cash and cash equivalents. As of December 31, 2023, two of the Company’s financial institutions held 25% and 61% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers in various industries. Exposure to losses on accounts receivable is principally dependent on each customer’s financial position. The Company had one customer that accounted for 17% and 13% of the Company’s net accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively.

The Company had one customer that represented 12% of the Company’s net sales for the three months ended March 31, 2024 and no customers that represented 10% or more of the Company’s net sales for the three months ended March 31, 2023.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following tables and discussion below represent the financial instruments measured at fair value on a recurring basis in the condensed consolidated financial statements of the Company and the valuation approach applied to each class of financial instruments at March 31, 2024 and December 31, 2023:

	March 31, 2024
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$9,561	$—	$—	$9,561
Total cash and cash equivalents	9,561	—	—	9,561
Equity investments:
Mutual funds	1,145	—	—	1,145
Total equity investments	1,145	—	—	1,145
Total assets measured at fair value	$10,706	$—	$—	$10,706

	December 31, 2023
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,406	$—	$—	$7,406
Total cash and cash equivalents	7,406	—	—	7,406
Equity investments:
Mutual funds	1,081	—	—	1,081
Total equity investments	1,081	—	—	1,081
Total assets measured at fair value	$8,487	$—	$—	$8,487

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds, U.S. Treasury securities and mutual funds as these specific assets are liquid.

The purchase agreement with the Schuler Trust (“Schuler Purchase Obligation”), which is classified as a financial instrument asset and included in purchase obligation put option asset on the condensed consolidated balance sheets, had a fair value using Level 3 measurement assumptions of $3.4 million as of December 31, 2023 and $0 as of March 31, 2024, as the Schuler Purchase Obligation was fulfilled during the period. See Note 10, Related-Party Transactions for further detail on the Schuler Purchase Obligation.

As of March 31, 2024, outstanding warrants which are classified as a common warrant liability on the condensed consolidated balance sheets have a fair value of $3.0 million, using Level 3 measurement assumptions. See Note 17, Stockholders' Deficit for further detail on warrants.

As of March 31, 2024, the Forward Contract, which is classified within other current assets on the condensed consolidated balance sheets, has a fair value of $0.6 million, using Level 3 measurement assumptions. See Note 17, Stockholders' Deficit for further detail.

For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Liabilities for Which Fair Value Is Only Disclosed

As of March 31, 2024 and December 31, 2023, the 5.00% Notes had an outstanding principal amount of $67.6 million, and a fair value of $42.6 million and $50.8 million, respectively, using Level 3 measurement assumptions. See Note 9, Convertible Notes for further detail on the 5.00% Notes.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. The amortized carrying amount of the 2.50% Notes is $0.7 million as of March 31, 2024 and December 31, 2023, approximates the related fair value due to the instrument being fully matured and payable. See Note 9, Convertible Notes for further detail on the 2.50% Notes.

NOTE 5. INVESTMENTS

The Company did not have any debt securities classified as available-for-sale investments at March 31, 2024 or December 31, 2023.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at both March 31, 2024 and December 31, 2023 was $1.1 million.

Unrealized gains or losses on equity securities recorded in income during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Unrealized gain on equity investments	$53	$50

These unrealized gains or losses are recorded as a component of other (expense) income, net. There were no realized gains or losses from equity securities for each of the three months ended March 31, 2024 and 2023.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventories consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$1,231	$1,268
Work in process	626	648
Finished goods	1,392	1,394
	$3,249	$3,310

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net is recorded at cost and consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment	$3,568	$3,464
Technical equipment	4,232	3,135
Facilities	3,688	3,688
Instruments	3,004	3,004
Capital projects in progress	4	109
Total property and equipment	$14,496	$13,400
Accumulated depreciation	(11,299)	(11,011)
Net property and equipment	$3,197	$2,389

Depreciation expense for the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$331	$355

Instruments at cost and related accumulated depreciation where the Company is the lessor under operating leases consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Instruments at cost under operating leases	$2,108	$2,010
Accumulated depreciation under operating leases	(1,271)	(1,194)
Net property and equipment under operating leases	$837	$816

NOTE 8. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS

Deferred revenue consists of amounts received for products or services not yet delivered or earned. Deferred income consists of amounts received for commitments not yet fulfilled. When products or services are delivered to customers and as service commitments are fulfilled, these contract liabilities are recognized as earned. Deferred revenue or income that the Company does not expect will be earned within the following twelve months is reported in the condensed consolidated balance sheets as deferred income, non-current.

Contract liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Products and services not yet delivered	$532	$540
BD deferred exclusivity fee	740	1,005
Deferred revenue and income, current	$1,272	$1,545

Australia R&D tax incentive	$1,110	$1,122
Total deferred income, non-current	$1,110	$1,122

The Company recognized $0.2 million of revenue that was included in the beginning contract liabilities balances for each of the three months ended March 31, 2024 and 2023. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of March 31, 2024, $4.7 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between one and six year terms and revenue is recognized as reagents are shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide a one to five year term and revenue is recognized on a straight-line basis.

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

The Company accounts for agent fees consistent with how it accounts for sales commissions as described above in Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies. As such, agent fees paid to BD correspond with periodic sales and are expensed to sales, general and administrative expense.

The Company accounts for the exclusivity fee from BD as a deferred income when the cash is received. The Company uses forecasted revenue to estimate the amount of deferred income to amortize within the period as an offset to sales, general and administrative expense.

The following table presents the activity related to the BD commercial agreement for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Exclusivity fees received	$—	$—
Amortized exclusivity fees	(265)	—
Agent fees incurred	212	—
Net expense	$(53)	$—

Australia R&D Tax Incentive

As discussed further in Note 13, Income Taxes, in July 2023, the Company received a research and development tax incentive from Australia (“Australia R&D Tax Incentive”) totaling $1.1 million from the Australian government which is fully reserved as the sustainability of the amount upon potential examination by the Australian tax authority is uncertain. This amount, including any foreign exchange revaluations, is recorded as deferred income, non-current in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

NOTE 9. CONVERTIBLE NOTES

The Company’s convertible notes consisted of the 2.50% Notes and the 5.00% Notes as of March 31, 2024 and December 31, 2023.

As of March 31, 2024 and December 31, 2023, the convertible note obligations were classified as follows in the condensed consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
2.50% Notes	$726	$726
5.00% Notes	37,655	36,102
Total convertible notes	$38,381	$36,828
Current portion of convertible notes	$726	$726
Convertible notes, non-current	$37,655	$36,102

Interest expense related to the Company’s convertible note obligations consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	March 31, 2023
Contractual coupon interest	$850	$236
Amortization of premium, discount and issuance costs, net	1,596	182
Total interest expense on convertible notes	$2,446	$418

2.50% Notes

The carrying value of the 2.50% Notes was included in current portion of convertible notes and consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Outstanding principal	$726	$726
Unamortized debt issuance	—	—
Net carrying amount	$726	$726

In March 2018, the Company issued $150.0 million aggregate principal amount of 2.50% Notes. In connection with the offering of the 2.50% Notes, the Company granted the initial purchasers of the notes a 13-day option to purchase up to an additional $22.5 million aggregate principal amount of the 2.50% Notes on the same terms and conditions. In April 2018, the option was partially exercised, which resulted in $21.5 million of additional proceeds, for total proceeds of $171.5 million. The Company incurred issuance costs related to the issuance of the 2.50% Notes which were amortized over the five-year contractual term of the 2.50% Notes using the effective interest method until the maturity date of the 2.50% Notes. The 2.50% Notes matured on March 15, 2023 and became due and payable.

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

In August 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note with an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock (the “2022 Warrant”) at an exercise price of $21.20 per share (the “Exercise Price”). The estimated fair value of the Secured note and the 2022 Warrant at the time of the exchange was $16.0 million and $3.8 million, respectively, resulting in a net gain of $29.8 million recorded to contributed capital for the year ended December 31, 2022. See Note 10, Related-Party Transactions for additional information.

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

Restructuring Support Agreement and June 2023 Restructuring Transactions

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
•amended the securities purchase agreement that the Company entered into with the Schuler Trust in March 2022 (the “March 2022 Securities Purchase Agreement”). and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and
•entered into the Schuler Purchase Obligation pursuant to which the Schuler Trust was required, prior to December 15, 2023 (which was subsequently amended and extended to February 15, 2024), to either purchase an aggregate $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option.
Further details regarding the Secured Note, March 2022 Securities Purchase Agreement, series A preferred stock, and Schuler Purchase Obligation are included in Note 10, Related-Party Transactions.

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

As of March 31, 2024, approximately $0.7 million aggregate principal amount of the 2.50% Notes remained outstanding and in default, accruing interest at 2.50% per annum. None of the remaining 2.50% Notes outstanding as of March 31, 2024 are convertible pursuant to their original terms. As of March 31, 2024, the amount of accrued interest on these notes is immaterial.

April 2, 2024, the Company settled the outstanding balance of its 2.50% Notes. The payment of approximately $0.8 million satisfied all outstanding principal and accrued interest remaining on the 2.50% Notes.

5.00% Notes

The carrying value of the 5.00% Notes consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Outstanding principal at par	$67,554	$67,634
Unamortized debt premium	5,129	5,408
Unamortized debt discount	(32,493)	(34,267)
Unamortized debt issuance costs	(2,535)	(2,673)
Net carrying amount	$37,655	$36,102

As a result of the Restructuring Transactions, the Company recorded at fair value approximately $56.9 million aggregate principal amount of newly issued 5.00% Notes in its condensed consolidated balance sheets in June 2023. In addition, the Company issued an additional $10.0 million aggregate principal amount of 5.00% Notes, for cash proceeds with certain existing note holders as part of the Restructuring Transactions. Following the Restructuring Transactions and the issuance of additional 5.00% Notes, the 5.00% Notes had a total aggregate principal amount of $66.9 million. On the December 15, 2026 maturity date, outstanding principal will be due for all remaining outstanding 5.00% Notes.

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

Upon issuance of the 5.00% Notes, each holder has a Conversion Option, which represented the right at their option, to convert any portion at an initial conversion rate of 138.88889 shares of common stock per $1,000 of principal amount (“Initial Conversion Rate”). Effective October 18, 2023, the Initial Conversion Rate was to be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the 5.00% Notes Indenture) and $7.20 (if such difference is a positive number), provided that in no event will the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. The Company evaluated the conversion rate per the terms outlined above and determined the Initial Conversion Rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes (“Fixed Conversion Rate”). The Company cannot require the holders of the 5.00% Notes to convert at any time but when a holder exercises their Conversion Option, the Company can settle in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

As of March 31, 2024, the number of shares of common stock issuable upon conversion of the 5.00% Notes was 9.4 million shares, based on the conversion rate which was fixed on October 18, 2023.

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
In 2023, certain holders of the 5.00% Notes opted to convert approximately $0.7 million of aggregate principal for approximately 94,000 shares of the Company’s common stock at the Initial Conversion Rate (“Initial Conversion Rate Conversions”). Subsequent Conversion Option transactions are at the Fixed Conversion Rate (“Fixed Conversion Rate Conversions”) and include $0.3 million of aggregate principal for approximately 39,000 shares of the Company’s common stock and $0.1 million of aggregate principal for approximately 11,000 shares of the Company’s common stock for the year ended December 31, 2023, and the three months ended March 31, 2024, respectively.

Under ASC 470-50-40, the Initial Conversion Rate Conversions qualified as an extinguishment. These conversion of 5.00% Notes were included within the bifurcated Conversion Option classified as a derivative liability. Upon the Initial Conversion Rate Conversions, the 5.00% Notes and the derivative liability were derecognized at their carrying amounts and the common stock was measured at its then-current fair value, with the difference recorded as a gain on the extinguishment of the applicable liability. For the three months ended March 31, 2024 and March 31, 2023, we reported no gain (loss) on extinguishment of exchanged convertible notes. The value of the shares of common stock issued in connection Fixed Conversion Rate Conversions was recorded to contributed capital.

The net carrying value of the 5.00% Notes derecognized as part of the Initial Conversion Rate Conversions, the 2023 Fixed Conversion Rate Conversions and 2024 Fixed Conversion Rate Conversions was $0.3 million, $0.1 million, and $0.1 million, respectively. The carrying amount of the derivative liability, which was carried at fair value, derecognized as part of the Initial Conversion Rate Conversions was $0.4 million. The Initial Conversion Rate Conversions resulted in a gain on extinguishment of debt of $0.1 million, for the year ended December 31, 2023.

The 5.00% Notes represent an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the 5.00% Notes on June 9, 2023, the initial measurement, date was $38.2 million, which included a $6.0 million debt premium.

As of March 31, 2024 and December 31, 2023, the 5.00% Notes are carried at amortized cost with an estimated fair value of $42.6 million and $50.8 million, respectively. The table below summarizes the significant inputs used to estimate the fair value of the 5.00% Notes as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Coupon rate	5.00%	5.00%
Term (years)	2.7	3.0
Volatility	55.00%	55.00%
Risk-free rate	4.46%	4.02%
Discount yield	25.00%	25.00%

The volatility used to estimate the fair value of the 5.00% Notes is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

As of March 31, 2024 and December 31, 2023, $1.0 million and $0.1 million, respectively, of accrued interest related to the 5.00% Notes is included on the condensed consolidated balance sheets.

NOTE 10. RELATED-PARTY TRANSACTIONS

March 2022 Securities Purchase Agreement

In March 2022, the Company entered into the March 2022 Securities Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of an aggregate of approximately 0.2 million shares of the Company’s common stock to the Schuler Trust in an offering (the “2022 Private Placement”) exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Pursuant to the March 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $16.40 per share, for an aggregate purchase price of $4.0 million. In March 2022, the Company classified the March 2022 Securities Purchase Agreement as an equity forward agreement that met the definition of a freestanding derivative financial instrument initially classified in stockholders’ deficit. The value of this equity forward agreement was considered immaterial at inception.

The Company and the Schuler Trust agreed to extend the closing date of the March 2022 Securities Purchase Agreement several times under the original terms of the 2022 Private Placement. As discussed in Note 9, Convertible Notes, in June 2023, the Company and the Schuler Trust amended the March 2022 Securities Purchase Agreement, which changed the terms of settlement. The amendment changed the closing date to June 9, 2023, amended the price per share from $16.40 to $8.20, upon which the Company issued approximately 0.5 million shares of common stock to the Schuler Trust for the same proceeds of $4.0 million.

The Company determined the amendment was a modification of a freestanding equity classified instrument financial instrument. The share price change from $16.40 to $8.20, with no changes to the total proceeds of $4.0 million, resulted in the Schuler Trust receiving approximately 0.2 million more shares than the Schuler Trust would have received prior to the modification. The closing price of the Company’s common stock on June 9, 2023, the date of the modification was $7.40 and was used to estimate the fair value of the additional common stock issued. The fair value of the additional shares issued was $1.8 million, which was recorded to loss on extinguishment of debt with related party on the condensed consolidated statements of operations and comprehensive loss.

August 2022 Exchange Agreement

In August 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for the Secured Note and the 2022 Warrant. See Note 9, Convertible Notes for additional information regarding the 2.50% Notes.

The 2022 Warrant may be exercised through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the 2022 Warrant. The 2022 Warrant is exercisable for up to 247,171 shares of the Company’s common stock and may be exercised in whole or in part at any time during the exercise period. Such number of shares and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the 2022 Warrant. The Company determined that the 2022 Warrant meets the criteria for classification in stockholders’ equity and was recorded in equity and initially measured at fair value on the issuance date. The fair value of the 2022 Warrant at issuance was $3.8 million and was estimated using the Black-Scholes option pricing model. The fair value of the 2022 Warrant was a non-recurring measurement that is categorized as Level 3 within the fair value hierarchy as it is based on Level 2 and Level 3 inputs. No portion of the 2022 Warrant has been exercised as of March 31, 2024.

The Secured Note had a scheduled maturity date of August 15, 2027 and was repayable upon written demand any time on or after such date. The Company could, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company, in a number of shares that is obtained by dividing the total amount of such payment by $21.20.

Secured Note Amendment and Exchange

As discussed in Note 9, Convertible Notes, as part of the Restructuring Transactions, the Company and the Schuler Trust amended the Secured Note (the “Secured Note Amendment”), which changed the settlement provisions of the Secured Note. Pursuant to the Secured Note Amendment, the share conversion price was changed from $21.20 to $10.60, and the Secured note was contemporaneously settled through the Company’s issuance of approximately 3.4 million shares of its common stock.

The transaction qualified as an extinguishment of debt, and the reacquisition price of the extinguished debt was determined to be the fair value of the common stock issued in the transaction. The closing price of the Company’s common stock on June 9, 2023, the date of the extinguishment, was $7.40 and was used to estimate the fair value of the common stock issued as $25.4 million. The carrying amount of the Secured Note and associated accrued interest being extinguished was determined to be $19.3 million. This resulted in a net loss on extinguishment of $6.1 million, which was recorded to loss on extinguishment of debt with related party in the condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Conversion of Series A Preferred Stock to Common Stock

In September 2021, the Company entered into a securities purchase agreement with the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC (collectively, the “”Schuler Purchasers”) for the issuance and sale by the Company of an aggregate of approximately 4.0 million shares of the Company’s series A preferred stock, par value 0.001 per share (the “Series A Preferred Shares”) at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million, which was recorded to contributed capital when it was received in 2022. Each share of Series A Preferred Shares was convertible, at the option of the holder, into one share of the Company’s common stock.

As discussed in Note 9, Convertible Notes, the Schuler Purchasers exercised their right to convert a total of approximately 4.0 million shares of Series A Preferred Shares to approximately 0.4 million shares of the Company’s common stock. All of the Company’s Series A Preferred Shares were converted into common stock as part of the Restructuring Transactions, and no Series A Preferred Shares remained outstanding as of December 31, 2023. During the year ended December 31, 2023, the amounts associated with the Series A Preferred Shares were reclassified to common stock and contributed capital as presented in the condensed consolidated statements of stockholders’ deficit.

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

In December 2023, the Company and the Schuler Trust entered into an amendment to the Schuler Purchase Obligation extending the deadline for the investment or public offering backstop through February 15, 2024 and the Schuler Trust agreed to purchase $2.0 million at the public offering price if the aggregate gross proceeds to the Company resulting from the public offering is more than $10.0 million. Additional information regarding the public offering is included in Note 17, Stockholders' Deficit.

Management determined the Schuler Purchase Obligation met the criteria of a freestanding financial instrument at inception. The Schuler Purchase Obligation was recorded as an asset at fair value to be marked to market at each reporting period. At inception, the value of the Schuler Purchase Obligation was $1.3 million, which was recorded as an offset to loss on extinguishment of debt with related party on the condensed consolidated statements of operations and comprehensive loss.

At December 31, 2023, it was determined that the fair value of the Schuler Purchase Obligation financial instrument was $3.4 million. Changes in the fair value of the Schuler Purchase Obligation are recognized in loss on fair value adjustments within the condensed consolidated statements of operations and comprehensive loss. The recognized gain on fair value adjustment on financial instruments related to the Schuler Purchase Obligation for the year ended December 31, 2023 was $2.1 million.

To determine the fair value of the Schuler Purchase Obligation, the Company used a Cox-Ross-Rubinstein binomial tree model to value the American put option. The table below summarizes the significant inputs used to estimate the fair value of the Schuler Purchase Obligation as of December 31, 2023:

December 31, 2023
Stock price	$3.92
Exercise price	$7.20
Term (years)	0.13
Volatility	55.00%
Risk-free rate	5.55%
Fixed commitment purchase price (in thousands)	$10,000
Number of Shares	1,387,949
Obligation probability	75.00%

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

In January 2024, the Company completed the January 2024 Public Units Offering for $10.2 million of gross proceeds. As a result, the Schuler Trust was not required to backstop the offering in accordance with the Schuler Purchase Obligation. Upon completion of the public offering the fair value of the Schuler Purchase Obligation financial instrument was eliminated resulting in a loss on fair value adjustment of $3.4 million during the three months ended March 31, 2024.

Concurrently with the completion of the January 2024 Public Units Offering, Units were sold to the Schuler Trust, the Company’s Chief Executive Officer and Chief Financial Officer. Additional information regarding the public offering and description of Units is included in Note 17, Stockholders' Deficit.

NOTE 11. LOSS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding (including pre-funded warrants with only nominal cost to exercise) during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted earnings (loss) per share because they would have an anti-dilutive effect for each of the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Shares issuable upon the release of RSUs	1,361	334
Shares issuable upon exercise of stock options	346	528
Shares issuable upon the exercise of the 2022 Warrant	247	247
Shares issuable upon the exercise of the Common Warrants	8,053	—
	10,007	1,109

Potentially dilutive common shares also include the following:

Series A Preferred Shares

Potentially dilutive common shares include common shares that would be outstanding if Series A Preferred Shares were converted into common stock. Each Series A Preferred Share was convertible, at the option of the holder, at any time into one share of the Company’s common stock. As discussed in Note 10, Related-Party Transactions, the shares were converted to common stock in June 2023. There were no shares of common stock issuable upon conversion of the Series A Preferred Shares as of March 31, 2024 and 0.4 million as of March 31, 2023. The shares issuable upon conversion of the Series A Preferred Shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

March 2022 Securities Purchase Agreement

As discussed in Note 10, Related-Party Transactions, the Company entered into the March 2022 Securities

Purchase Agreement with the Schuler Trust for the issuance and sale by the Company of an aggregate of 0.2 million shares of the Company’s common stock. In June 2023, the Company and the Schuler Trust amended the March 2022 Securities Purchase Agreement, which changed the terms of settlement and the Company issued 0.5 million shares of common stock to the Schuler Trust for proceeds of $4.0 million. There were no shares of common stock issuable pursuant to this agreement as of March 31, 2024 and 0.2 million as of March 31, 2023. The shares to be issued from this agreement were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

Secured Note

As discussed in Note 10, Related-Party Transactions, the Company may, at its option, repay the Secured Note in (i) cash or (ii) in the form of common stock of the Company. Additionally, the Secured Note bore interest at a rate of 5.00% per annum, payable at the option of the Company in the same form, at the earlier of (i) any prepayment of principal and (ii) maturity. In June 2023, the Company fully extinguished the Secured Note by exchanging the Secured Note for shares of the Company’s common stock in connection with the Restructuring Transactions. There were no shares of common stock issuable upon conversion of the Secured Note and accrued interest as of March 31, 2024 and 1.6 million and 0.1 million shares respectively, as of March 31, 2023. The shares issuable in connection with a repayment of the Secured Note or payment of accrued interest were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses.

Convertible Notes

As discussed in Note 9, Convertible Notes, each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a Make-Whole Fundamental Change are, under certain circumstances, entitled to an increase in the conversion rate. The number of shares of common stock issuable upon conversion of the 5.00% Notes as of March 31, 2024 based on the final October 18, 2023 conversion rate is 9.4 million, convertible at the holders’ option. There were no shares of common stock issuable upon conversion of the 5.00% Notes as of March 31, 2023. These shares were not included in the computation of diluted earnings (loss) per share because they would have an anti-dilutive effect for the three months ended March 31, 2024.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2024	369,839	$148.40
Granted	—	—
Forfeited	(10,442)	34.40
Exercised	—	—
Expired	(12,944)	146.66
Options outstanding March 31, 2024	346,453	$151.90

The following table shows summary information for outstanding options and options that are exercisable (vested) as of March 31, 2024:

	Options Outstanding	Options Exercisable
Number of options	346,453	310,373
Weighted average remaining contractual term (in years)	4.88	4.63
Weighted average exercise price	$151.90	$160.36
Weighted average fair value	$92.23	$96.71
Aggregate intrinsic value (in thousands)	$—	$—

The following table summarizes RSU activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2024	1,239,436	$9.15
Granted	453,702	1.03
Forfeited	(55,723)	10.71
Released	(276,368)	3.58
Outstanding March 31, 2024	1,361,047	$7.51

The table below summarizes equity-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of sales	$58	$90
Research and development	379	605
Sales, general and administrative	860	(140)
	$1,297	$555

The table below summarizes share-based compensation cost capitalized to inventory for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost capitalized to inventory	$15	$74

As of March 31, 2024, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $0.2 million and $5.2 million, respectively. This is expected to be recognized over the years 2024 through 2028.

NOTE 13. INCOME TAXES

For the three months ended March 31, 2024, the Company recorded a no tax expense related to its foreign operations. The Company’s tax expense for the three months ended March 31, 2024 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $14.2 million, as no tax benefits were recorded for current year tax losses generated in the U.S. and other foreign jurisdictions. At March 31, 2024, the Company had deferred tax assets primarily related to U.S. Federal and state tax loss carryforwards and a deferred tax liability related to the Company’s convertible notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

For the three months March 31, 2024, the Company recorded no tax expense related to an uncertain tax position in a foreign jurisdiction. The Company recorded no U.S. Federal and state income taxes as it generated tax losses for the three months ended March 31, 2024 for which a tax benefit is not recorded.

The Company’s policy is to record interest and penalties associated with reserves for uncertain tax positions as a component of income tax expense. As of March 31, 2024, the Company has not recorded interest or penalties associated with its uncertain tax positions. As of March 31, 2024, the Company has unrecognized tax benefits of $8.8 million. If recognized, $0.6 million of unrecognized tax benefits would impact the Company’s effective tax rate. The Company does not anticipate that its reserve for uncertain tax positions will change significantly within the next 12 months. The Company’s U.S. Federal and state tax returns are generally open to examination for all periods due to its net operating losses. The Company’s foreign tax returns are generally open to examination for a period of four years following the date such tax returns were filed. The Company is not currently under examination by any tax authority.

The following represents the total amount of unrecognized tax benefits as of March 31, 2024 (in thousands):

Balance as of December 31, 2023	$8,844
Increases for three months ended March 31, 2024	—
Balance as of March 31, 2024	$8,844

Australia R&D Tax Incentive

The Australian government offers a research and development (“R&D”) tax incentive to help companies conducting eligible R&D activities in Australia in the form of refundable tax credit if certain conditions are met. Management assesses the Company’s R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime. Annually, management estimates the refundable tax credit available to the Company based on available information and submits an application to the Australian tax authority for R&D credit approval. The Company recognizes the refundable R&D tax credit when there is reasonable assurance that the terms have been met, income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured. The refundable R&D tax credit is recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive loss when the aforementioned criteria are met. In July 2023, the Company received a $1.1 million refundable R&D tax credit for its R&D activities conducted in 2022. The Company provided for a full reserve against the refundable R&D tax credit as sustainability of the credit upon potential examination by the Australian tax authority is uncertain. The Company does not currently believe it is probable that any penalties or interest would be assessed to the extent that the credit is not sustained.

NOTE 14. COMMITMENTS

In April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials related to the development and commercialization of its next generation Accelerate Wave™ system for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items.

As of March 31, 2024, the commitment remains $11.9 million as the Company has taken no deliveries of the related inventory.

NOTE 15. LEASES

The following presents supplemental information related to leases in which the Company is the lessee for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$250	$226
Financing cash flows from finance leases	79	77
ROU assets obtained in exchange for lease obligations:
Operating leases	—	—
Finance leases	—	—
Lease Cost:
Operating leases	249	249
Finance leases	293	261
Short-term leases	21	24

For the Company’s operating leases, the weighted average remaining lease term is 1.3 years with a weighted average discount rate of 7.1%. For the Company’s finance leases, the weighted average remaining lease term is 1.2 years with a weighted average discount rate of 6.2%.

The following presents maturities of lease liabilities in which the Company is the lessee as of March 31, 2024 (in thousands):

	Operating	Finance
Remainder of 2024	$750	$696
2025	583	86
2026	—	30
2027	—	—
2028	—	—
Thereafter	—	—
Total lease payments	1,333	812
Less imputed interest	(65)	(46)
	$1,268	$766

The net investment in sales-type leases, where the Company is the lessor, is a component of other current assets and other non-current assets in the condensed consolidated balance sheets. As of March 31, 2024, the total net investment in these leases was $1.9 million. Lease income is a component of net sales in the condensed consolidated statements of operations and comprehensive loss. The following presents maturities of lease receivables under sales-type leases as of March 31, 2024 (in thousands):

Sales-Type
Remainder of 2024	$990
2025	794
2026	491
2027	61
2028	—
Thereafter	—
Net investment in sales-type leases	2,336
Allowances	(472)
Net investment in sales-type leases, net of allowances	$1,864

For more information on leases, see Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 10% and 14% of total revenue for each of the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, accounts receivable balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.9 million, respectively.

The following presents total net sales by geographic territory for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Domestic	$2,620	$2,416
Foreign	301	396
Net sales	$2,921	$2,812

The following presents total net sales by products and services for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Products	$2,489	$2,444
Services	432	368
Net sales	$2,921	$2,812

Lease income included in net sales in the condensed consolidated statements of operations and comprehensive income was $0.3 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and was recorded in accordance with ASC 842. This income does not represent revenue recognized from contracts with customers in accordance with ASC 606.

The following presents long-lived assets, net by geographic territory (in thousands):

	March 31,	December 31,
	2024	2023
Domestic	$2,902	$2,139
Foreign	295	250
	$3,197	$2,389

NOTE 17. STOCKHOLDERS' DEFICIT

The Company has entered into a number of securities purchase and exchange agreements with affiliated and external parties throughout its history, and has provided equity-based compensation to its employees, directors and affiliated parties. See Note 9, Convertible Notes, Note 10, Related-Party Transactions and Note 12, Employee Equity-Based Compensation for further discussion of transactions impacting the Company’s stockholders’ deficit.

January 2024 Units Offering

In January 2024, the Company completed the January 2024 Public Units Offering consisting of 6.8 million units (the “Units”), each consisting of one share of common stock and one warrant to purchase one share of common stock (“Common Warrant”), and for certain investors in lieu thereof, pre-funded Units, each consisting of one pre-funded warrant to purchase one share of common stock (“Pre-funded Warrant”), and one warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each pre-funded Unit was $1.49.

The Company granted the underwriters for the January 2024 Public Units Offering a 30-day option to purchase up to an additional 1.0 million shares of common stock and/or additional warrants to purchase up to 1.0 million shares of common stock, in any combination thereof, at the public offering price, less underwriting discounts and commissions. The underwriters elected to purchase an additional 36,003 Common Warrants from the Company under this option.

Common Warrants issued to investors in the January 2024 Public Units Offering have an exercise price of $1.65 per share, and were immediately exercisable upon issuance and will remain exercisable until the date that is five years after their original issuance. The Pre-funded Warrants have an exercise price of $0.01 per share, are immediately exercisable and will remain exercisable until exercised in full. The gross proceeds from the January 2024 Public Units Offering, before deducting underwriting discounts and commissions and other public offering expenses payable by the Company were approximately $10.2 million (excluding any proceeds that may be received upon the exercise of the Common Warrants or the Pre-funded Warrants).

Concurrently with the completion of the January 2024 Public Units Offering, the Company sold 1.2 million Units at a purchase price of $1.73 per Unit to the Schuler Trust, which satisfied the Schuler Purchase Obligation (as defined in Note 10, Related-Party Transactions) and an aggregate of 33,332 Units at a purchase price of $1.50 per Unit to the Company’s Chief Executive Officer and Chief Financial Officer, in each case, in a private placement offering. The gross proceeds from the private placement, before deducting underwriting discounts and commissions and other expenses payable by the Company were approximately $2.0 million (excluding any proceeds that may be received upon the exercise of the Common Warrants).

The net proceeds for the January 2024 Public Units Offering and private placement offerings for the three months ended March 31, 2024, after consideration of transaction expenses, is approximately $11.0 million.

In addition, on January 19, 2024, the Schuler Trust and the Company entered into the Forward Contract whereby the Schuler Trust agreed to purchase an additional 1.6 million Units at a purchase price of $1.73 per unit on or before May 20, 2024. The gross proceeds expected from the Forward Contract, before deducting expenses payable by the Company, are approximately $2.7 million (excluding any proceeds that may be received upon the exercise of the warrants).

The Company evaluated the Pre-funded Warrants to determine whether they are equity-classified or liability-classified instruments. The Company concluded that the Pre-funded Warrants are indexed to the Company’s own stock and meet all other criteria for equity classification. Therefore, the Pre-funded Warrants were recorded in contributed capital on the condensed consolidated statements of stockholders’ deficit.

The Company evaluated the Common Warrants and Forward Contract to determine whether they are equity-classified or liability-classified instruments. The Company concluded that the Common Warrants and Forward Contract are not indexed to the Company’s own stock and are therefore liability-classified. The Company further determined the Common Warrants and Forward Contract meet the definition of a derivative instrument and do not qualify for any scope exceptions to derivative accounting. Therefore, the Common Warrants and Forward Contract were initially recorded at fair value and are subsequently remeasured at fair value as of each reporting date.

Proceeds from the January 2024 Public Units Offering were first allocated to the liability-classified instruments based on their fair value with the residual proceeds allocated to the equity-classified instruments based on their relative fair values. Transaction expenses were allocated among the equity-classified and liability-classified instruments. Those transaction expenses allocated to the equity-classified instruments were recorded as an offset to the proceeds in contributed capital on the condensed consolidated statements of stockholders’ deficit. Those transaction expenses allocated to the liability-classified instruments were recorded to other expense on the condensed consolidated statement of operations and comprehensive loss.

Fair Value of the Common Warrants

The Common Warrants had a fair value of $5.0 million (liability) upon issuance in January 2024, and was subsequently measured at fair value using Level 3 inputs. The estimated fair value of the common warrant liability as of March 31, 2024 was $3.0 million. An adjustment of $2.0 million (gain) to the fair value of the Common Warrants was recorded in loss on fair value adjustments on the condensed consolidated statements of operation and comprehensive loss.

The table below summarizes the significant inputs used to estimate the fair value of the common warrant liability as of March 31, 2024 and January 23, 2024:

	March 31, 2024	January 23, 2024
Exercise price	$1.65	$1.65
Term (years)	4.8	5.0
Volatility	56.20%	55.00%
Risk-free rate	4.23%	4.06%
Dividend yield	0.00%	0.00%

The volatility used to estimate the fair value of the common warrant liability is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

Fair Value of the Forward Contract

The Forward Contract had a fair value of $0.1 million (asset) upon issuance in January 2024, and was subsequently measured at fair value using Level 3 inputs. The estimated fair value of the Forward Contract as of March 31, 2024 was $0.6 million. An adjustment of $0.5 million (gain) to the fair value of the Forward Contract was recorded in loss on fair value adjustments on the condensed consolidated statements of operation and comprehensive loss.

The table below summarizes the significant inputs used to estimate the fair value of the warrant component of the Forward Contract as of March 31, 2024 and January 19, 2024:

	March 31, 2024	January 19, 2024
Warrant exercise price	$1.73	$1.73
Warrant term (years)	4.7	4.7
Estimated closing price	$1.00	$1.25
Volatility	56.20%	55.00%
Risk-free rate	4.23%	4.06%
Dividend yield	0.00%	0.00%

The forward contract was valued considering the fair value of the underlying warrants as well as the remaining period of time until settlement in May 2024 and thus, an estimated stock and unit price at closing.

The volatility used to estimate the fair value of the Forward Contract is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

NOTE 18. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.

2.50% Notes Settlement

On April 2, 2024, the Company settled the outstanding balance of its 2.50% Notes. The payment of approximately $0.8 million satisfied all outstanding principal and accrued interest remaining on the 2.50% Notes.

Nasdaq de-listing notice

As described in a Current Report on Form 8-K filed with the SEC on April 30, 2024, we received written notice from Nasdaq’s Listing Qualification Staff on April 26, 2024 notifying us that, for the last 30 consecutive business days prior to the date of such notice, the closing bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, Nasdaq has provided us an initial period of 180 calendar days, or until October 23, 2024 (the “Minimum Bid Price Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Minimum Bid Price Compliance Date, the closing bid price for our common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to us and close the matter. For more information, see PART II, Item 1A, Risk Factors.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products, including the Accelerate Wave™ system, and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; the growth of the market in which we operate; our estimates as to the size of our market opportunity and potential pricing; our competitive position and estimates of time reduction to results; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations regarding research and development expenditures; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno® system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”) and 510(k) clearance for our Accelerate Arc Products (as defined in this Form 10-Q); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to our existing CE In Vitro Diagnostic Regulation (IVDR) registration; and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q and our belief that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. In addition, all statements other than statements of historical facts that address activities, events, or developments we expect, believe, or anticipate will or may occur in the future, and other such matters, are forward-looking statements.

Future events and actual results could differ materially from those set forth in, contemplated or suggested by, or underlying the forward-looking statements. There can be no assurances that results described in forward-looking statements will be achieved, and actual results could differ materially from those suggested by the forward-looking statements. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, including, among other things, volatility throughout the global economy and the related impacts to the businesses of our suppliers and customers, such as customer demand fluctuations, supply chain constraints and inflationary pressures, as well as difficulties in resolving our continuing financial condition and ability to obtain additional capital to meet our financial obligations, including, without limitation, difficulties in obtaining adequate capital resources to fund our operations. Other important factors that could cause our actual results to differ materially from those in our forward-looking statements include those discussed herein, and in other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) including but not limited to the risks in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”), the section entitled “Risk Factors” in this Form 10-Q and in our subsequent filings with the SEC. These forward-looking statements are also based on certain additional assumptions, including, but not limited to, that we will retain key management personnel; we will be successful in the commercialization of our products; we will obtain sufficient capital to commercialize our products and continue development of complementary products; we will be successful in obtaining marketing authorization for our products from the FDA and other regulatory agencies and governing bodies; we will be able to protect our intellectual property; our ability to respond effectively to technological change; our ability to accurately anticipate market demand for our products; and that there will be no material adverse change in our operations or business and general market and industry conditions. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

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

In 2017, we began selling the Accelerate Pheno system in hospitals in the United States, Europe and the Middle East. Consistent with our “razor” / “razor-blade” business model, revenues to date have principally been generated from the sale or leasing of the instruments, and the sale of single use consumable test kits.

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

Since that time, we have been in discussions with the FDA regarding the commercialization of our Accelerate Arc Products in the United States as Class I devices exempt from 510(k) clearance requirements. While these discussions are ongoing, we have put our United States sales and marketing efforts of the Accelerate Arc Products on hold, and have continued to market and distribute the Accelerate Arc Products in Europe pursuant to our existing CE IVDR registration. We have completed clinical trials related to this product in the U.S. and, on March 27, 2024, have submitted to the FDA a 510(k) IVD Class II Device with approval anticipated by mid-year 2024.

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

Changes in Results of Operations: Three months ended March 31, 2024 compared to three months ended March 31, 2023

The Company has provided enhanced information in a tabular format which presents some of the captions presented on the condensed consolidated statements of operations and comprehensive loss less non-cash equity-based compensation expense. These figures are reconciled to the condensed consolidated statements of operations and comprehensive loss and are intended to add additional clarity on the operating performance of the business. The Company believes providing such figures without the impact of the current period non-cash equity-based compensation expense provides helpful information for investors in understanding and evaluating our operating results in the same manner as our management and our Board of Directors.

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$2,921	$2,812	$109	4%

For the three months ended March 31, 2024, net sales increased primarily as a result of higher sales of Accelerate PhenoTest consumables compared to the three months ended March 31, 2023.

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Cost of sales	$2,198	$1,801	$397	22%
Non-cash equity-based compensation as a component of cost of sales	58	90	(32)	(36)%
Cost of sales less non-cash equity-based compensation	$2,140	$1,711	$429	25%

For the three months ended March 31, 2024, cost of sales increased as compared to the three months ended March 31, 2023 as a result of an increase in costs to manufacture consumables and an increase in the volume of consumables sold.

Cost of sales included non-cash equity-based compensation of $0.1 million for each of the three months ended March 31, 2024 and 2023. Non-cash equity-based compensation expense decreased slightly for the three months ended March 31, 2024 when compared to same period in 2023, due to a decrease in the estimated fair value of awards being granted. Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when products are sold to customers, or when instruments under reagent rentals are amortized to cost of sales.

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Gross profit	$723	$1,011	$(288)	(28)%
Non-cash equity-based compensation as a component of gross profit	58	90	(32)	(36)%
Gross profit less non-cash equity-based compensation	$781	$1,101	$(320)	(29)%

Gross profit for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023. Overall gross margin was 25% and 36% for the three months ended March 31, 2024 and 2023, respectively. The primary driver of the reductions in gross margin and gross profit was an increase in costs to manufacture consumables and an increase in the volume of consumables sold.

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Research and development	$5,173	$6,968	$(1,795)	(26)%
Non-cash equity-based compensation as a component of research and development	379	605	(226)	(37)%
Research and development less non-cash equity-based compensation	$4,794	$6,363	$(1,569)	(25)%

Research and development expenses for the three months ended March 31, 2024 decreased as compared to the three months ended March 31, 2023, primarily due to decreases in third party costs for the development of our Accelerate Wave system during the period.

Research and development expenses includes non-cash equity-based compensation of $0.4 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. As changes were immaterial from 2023 to 2024, these costs did not have a meaningful impact on period over period research and development expenses.

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Sales, general and administrative	$5,706	$10,105	$(4,399)	(44)%
Non-cash equity-based compensation as a component of sales, general and administrative	860	(140)	1,000	(714)%
Sales, general and administrative less non-cash equity-based compensation	$4,846	$10,245	$(5,399)	(53)%

Sales, general and administrative expenses for the three months ended March 31, 2024 decreased as compared to the three months ended March 31, 2023, due to lower legal and professional services fees and a decrease in employee-related expenses (excluding non-cash equity-based compensation). Legal and professional services fees were higher for the three months ended March 31, 2023 in connection with the restructuring activities relating to the 2.50% Notes (as defined in Item 1, Note 9, Convertible Notes) occurring during the prior period.

Sales, general and administrative expenses includes non-cash equity-based compensation of $0.9 million and $(0.1) million for the three months ended March 31, 2024 and 2023, respectively. Non-cash equity-based compensation expense increased for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to the reversal of non-cash equity-based compensation expense from forfeitures in the prior year. Employees separating from the Company forfeited an increased number of stock options and RSUs than in the current period.

Sales, general and administrative expenses excluding non-cash equity-based compensation expense for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023, primarily due to lower legal and professional services fees as discussed above.

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Loss from operations	$(10,156)	$(16,062)	$5,906	(37)%
Non-cash equity-based compensation as a component of loss from operations	1,297	555	742	134%
Loss from operations less non-cash equity-based compensation	$(8,859)	$(15,507)	$6,648	(43)%

For the three months ended March 31, 2024, loss from operations decreased as compared to the three months ended March 31, 2023. This decrease was primarily driven by decreases in sales, general and administrative expenses and research and development expenses, partially offset by a decrease in gross profit as described above.

This loss and further losses are anticipated and are the result of our continued investments in key research and development program costs, and commercialization of the Company’s products.

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Total other expense, net	$(4,074)	$(733)	$(3,341)	456%

For the three months ended March 31, 2024, the Company reported an increase in other expense, net compared to the three months ended March 31, 2023. This increase was primarily due to higher interest expense related to the 5.00% Notes (as defined in Item 1, Note 9, Convertible Notes), the extinguishment of the Schuler Purchase Obligation asset (as defined in Item 1, Note 10, Related-Party Transactions), the Forward Contract costs and fair value adjustment (as described in Item 1, Note 17, Stockholders' Deficit) offset by fair value adjustments related to warrants (as described in Item 1, Note 17, Stockholders' Deficit) and interest savings on the settled Secured Note (as defined in Item 1, Note 10, Related-Party Transactions).

	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change	% Change
Provision for income taxes	$—	$—	$—	100%

For the three months ended March 31, 2024 and March 31, 2023, the Company recorded no provision for income taxes.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $683.1 million as of March 31, 2024. During the three months ended March 31, 2024, the Company had a net loss of $14.2 million and negative cash flows from operations of $8.5 million. The Company had working capital of $8.0 million as of March 31, 2024.

In March 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”), with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal and any interest related to the 2.50% Note that was due and payable on March 15, 2023. In April 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the holders of the Company’s series A preferred stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”). In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement. Further details of the Forbearance Agreement and Restructuring Transactions are included in Item 1, Note 9, Convertible Notes.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”). Concurrently with the completion of the January 2024 Public Units Offering, the Company sold Units (as defined in Item 1, Note 17, Stockholders' Deficit) to the Schuler Trust and to the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Net proceeds after transaction expenses were $11.0 million. In addition, the Schuler Trust agreed to purchase additional Units on or before May 20, 2024 (the “Forward Contract”). Further information and a description of Units are included in Item 1, Note 17, Stockholders' Deficit.

As of March 31, 2024, the Company had $15.8 million in cash and cash equivalents and investments, an increase of $2.6 million from $13.2 million at December 31, 2023. The primary reason for the increase was due to proceeds from the sale and issuance of Units during the period, partially offset by cash used in operations. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno® system, development of complementary products and, most recently, development of its next generation technology, the Accelerate Wave™ system. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital.

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company believes it has adequate funding to allow it to continue to progress its development and operational goals discussed in this report for the next several quarters, it is not expected to be sufficient to fund the Company’s operations through twelve months from the issuance of these financial statements. See the following notes in Item 1, Financial Statements for additional detail: Note 9, Convertible Notes, Note 10, Related-Party Transactions and Note 17, Stockholders' Deficit.

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

For additional information, see “Risk Factors—Risks Related to Our Financial Condition, Liquidity and Indebtedness” included with the 2023 10-K.

Contractual Obligations

As of March 31, 2024, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Contractual Material Cash Requirements	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligations	$1,333	$750	$583	$—	$—	$—	$—
Purchase obligation 1)	11,858	—	—	—	11,858	—	—
Finance lease obligations	812	696	86	30	—	—	—
Deferred compensation	1,145	—	416	446	283	—	—
2.50% Notes	726	726	—	—	—	—	—
5.00% Notes 2)	67,554	—	—	67,554	—	—	—
5.00% Notes interest 3)	10,789	—	—	10,789	—	—	—
Total	$94,217	$2,172	$1,085	$78,819	$12,141	$—	$—

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials and has until March 15, 2027 to take delivery of purchased items. Further details are included in Item 1, Note 14, Commitments

2) The amount shown here is the 5.00% senior secured convertible notes issued in June 2023 (the “5.00% Notes”) outstanding principal at par including payment-in-kind (“PIK”) notes.

3) The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company will pay interest on the 5.00% Notes by PIK, through the issuance of additional 5.00% Notes (the “PIK Notes”). The amount shown here relates to interest for which the PIK Notes have not yet been issued.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or collection of the exclusivity fee from BD in accordance with the Sales and Marketing Agreement with BD.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

Cash Flow Summary
	Three Months Ended March 31,
	(in thousands)
	2024	2023	$ Change
Net cash used in operating activities	$(8,452)	$(13,367)	$4,915
Net cash (used in) provided by investing activities	(513)	8,209	(8,722)
Net cash provided by (used in) financing activities	11,439	(77)	11,516

Cash flows from operating activities

During the three months ended March 31, 2024, net cash used in operating activities was primarily the result of net losses, partially offset by losses on fair value adjustments, amortization of debt discount, equity-based compensation, depreciation and amortization.

During the three months ended March 31, 2023, net cash used in operating activities was primarily the result of net losses, partially offset by the amortization of a debt discount from a related party, depreciation and amortization, and equity-based compensation.

Cash flows from investing activities

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2024, resulting from the purchases of equipment.

Net cash provided by investing activities was $8.2 million for the three months ended March 31, 2023, primarily resulting from maturities of marketable securities.

Cash flows from financing activities

Net cash provided by financing activities was $11.4 million for the three months ended March 31, 2024, which was primarily related to proceeds from the sale and issuance of Units (as defined in Item 1, Note 17, Stockholders' Deficit).

Net cash used in financing activities was $0.1 million for the three months ended March 31, 2023, which was from payments of finance leases.

Financing Activity

Convertible Notes

On June 9, 2023, the Company issued $66.9 million aggregate principal amount of 5.00% Notes in connection with the Restructuring Transactions described above. The 5.00% Notes mature on December 15, 2026 and bear interest at a rate of 5.00% per annum, payable in kind. Interest is payable semi-annually in arrears June 15 and December 15 of each year, commencing on December 15, 2023. The 5.00% Notes, including any 5.00% Notes issued as a result of the payment of interest in kind, will be convertible into shares of the Company’s common stock at an initial conversion price of approximately $7.20 per share, which reflects the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of 5.00% Notes. The initial conversion price was subject to adjustment based on the positive difference between the 31 to 90 day volume-weighted average price, subject to a cap of $8.30 per share. On October 18, 2023, the Company evaluated the conversion rate in accordance with the terms of the 5.00% Notes and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes. Upon conversion of the 5.00% Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election.

The indenture governing the 5.00% Notes (the “5.00% Notes Indenture”) contains customary events of default, including, but not limited to, non-payment of principal or interest, breach of certain covenants, defaults under or failure to pay certain other indebtedness and certain events of bankruptcy, insolvency and reorganization. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Collateral Agent (as defined below), by notice to the Company, or the holders of the 5.00% Notes representing at least 25% in aggregate principal amount of the outstanding 5.00% Notes, by notice to the Company and the Collateral Agent, may declare 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes will automatically become immediately due and payable.

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

In August 2022, the Company entered into an exchange agreement with the Schuler Trust pursuant to which the Schuler Trust agreed to exchange with the Company $49.9 million aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note in an aggregate principal amount of $34.9 million and (b) a warrant (the “2022 Warrant”) to acquire up to approximately 0.2 million shares of the Company’s common stock at an exercise price of $21.20 per share (the “Exercise Price”). The 2022 Warrant may be exercised from February 15, 2023 through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the 2022 Warrant. The number of shares underlying the 2022 Warrant and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the 2022 Warrant. The Secured Note, plus accrued interest, was repurchased by the Company in connection with the Restructuring Transactions through the issuance of approximately 3.4 million shares of common stock.

In connection with the Restructuring Transactions, approximately $55.9 million aggregate principal amount of 2.50% Notes were exchanged for approximately $56.9 million aggregate principal amount of 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022.

Certain holders of 5.00% Notes converted a portion of the 5.00% Notes held by them for the Company's common stock. See Item 1, Note 9, Convertible Notes for additional information.

As of March 31, 2024, approximately $0.7 million aggregate principal amount of 2.50% Notes remains outstanding and in default accruing interest at 2.5% per annum. On April 2, 2024, the Company settled the outstanding balance of its 2.50% Notes. As of March 31, 2024, $67.6 million aggregate principal amount of 5.00% Notes were outstanding.

See Item 1, Note 9, Convertible Notes for additional information.

Sales of Equity Securities

The Company has historically completed multiple equity raises through sales of its common stock and preferred stock in both public and private offerings, including the recent transactions below.

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

In June 2023, the Company entered into a purchase agreement with the Schuler Trust (the “Schuler Purchase Obligation”) pursuant to which the Schuler Trust was required, at the Company’s option, to either purchase approximately 1.4 million shares of common stock from the Company valued at $7.20 per share for an aggregate purchase price of $10.0 million or to backstop a public offering by the Company of common stock for aggregate proceeds of $10.0 million. If the Company elected to conduct a public offering of common stock and other investors purchased less than $10.0 million of common stock by December 15, 2023, the Schuler Trust would have the obligation to purchase $10.0 million of shares of common stock, less the amount of common stock purchased by other investors, and would have the right to purchase additional shares of common stock such that the total amount of common stock purchased by the Schuler Trust equaled $10.0 million of shares of common stock. If the Company elected to conduct a public offering of common stock and other investors purchased $10.0 million of shares of common stock by December 15, 2023, the Schuler Trust would have the right, but not the obligation, to purchase up to $10.0 million of shares of common stock at the public offering price for the backstopped offering up to a maximum aggregate purchase by the Schuler Trust of $10.0 million of common stock.

In December 2023, the Company and the Schuler Trust entered into an amendment to the Schuler Purchase Obligation extending the deadline for the investment or public offering backstop through February 15, 2024, and the Schuler Trust agreed to purchase $2.0 million at the public offering price if the aggregate gross proceeds to the Company resulting from the public offering was more than $10.0 million.

In January 2024, the Company completed the January 2024 Public Units Offering consisting of 6.8 million units (the “Units”), each consisting of one share of common stock and one warrant to purchase one share of common stock, and for certain investors in lieu thereof, pre-funded Units, each consisting of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each pre-funded Unit was $1.49.

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

The warrants issued to investors in the January 2024 Public Units Offering have an exercise price of $1.65 per share, were immediately exercisable upon issuance and will remain exercisable until the date that is five years after their original issuance. The pre-funded warrants have an exercise price of $0.01 per share, are immediately exercisable and will remain exercisable until exercised in full. The gross proceeds from the January 2024 Public Units Offering, before deducting underwriting discounts and commissions and other public offering expenses payable by the Company were approximately $10.2 million (excluding any proceeds that may be received upon the exercise of the warrants or the pre-funded warrants).

Concurrently with the completion of the January 2024 Public Units Offering, the Company sold 1.2 million Units at a purchase price of $1.73 per Unit to the Schuler Trust, which satisfied the Schuler Purchase Obligation and an aggregate of 33,332 Units at a purchase price of $1.50 per Unit to the Company’s Chief Executive Officer and Chief Financial Officer, in each case, in a private placement offering. The gross proceeds from the private placement, before deducting underwriting discounts and commissions and other expenses payable by the Company were approximately $2.0 million (excluding any proceeds that may be received upon the exercise of the Common Warrants).

The net proceeds for the January 2024 Public Units Offering and private placement offerings for the three months ended March 31, 2024, after consideration of transaction expenses, is approximately $11.0 million.

In addition, the Schuler Trust and the Company entered into the Forward Contract whereby the Schuler Trust agreed to purchase an additional 1.6 million Units at a purchase price of $1.73 per unit on or before May 20, 2024 (the “Forward Contract”). The gross proceeds expected from the Forward Contract, before deducting expenses payable by the Company, are approximately $2.7 million (excluding any proceeds that may be received upon the exercise of the warrants).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in Part II, Item 7 of the 2023 10-K, except as it relates to the accounting for the warrants issued in the January 2024 Public Units Offering and related private placement offerings as described in the notes to the accompanying condensed consolidated financial statements (Item 1, Note 17, Stockholders' Deficit).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2023 10-K and the risk factor described below, which could materially affect our business, financial condition or future results. The risks described in the 2023 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity.

We are required to continually meet Nasdaq’s listing requirements in order to maintain the listing of our common stock on The Nasdaq Capital Market. As described in a Current Report on Form 8-K filed with the SEC on March 5, 2024, we received written notice from Nasdaq’s Listing Qualifications Staff (the “Staff”) on March 4, 2024 notifying us that for the last 31 consecutive business days prior to the date of such notice, our Market Value of Listed Securities (as defined under Nasdaq rules) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq rules, Nasdaq has provided us with 180 calendar days, or until September 3, 2024 (the “MVLS Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the market value of our common stock (calculated in accordance with Nasdaq rules) closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to us and close the matter.

Additionally, as described in a Current Report on Form 8-K filed with the SEC on April 30, 2024, we received written notice from the Staff on April 26, 2024 notifying us that, for the last 30 consecutive business days prior to the date of such notice, the closing bid price for our common stock had closed below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq rules, Nasdaq has provided us an initial period of 180 calendar days, or until October 23, 2024 (the “Minimum Bid Price Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. If, at any time before the Minimum Bid Price Compliance Date, the closing bid price for our common stock is at least $1.00 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to us and close the matter.

If we do not regain compliance with the Minimum Bid Price Requirement by the Minimum Bid Price Compliance Date, we may be eligible for an additional 180 calendar day compliance period, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and notify the Staff in writing of our intention to cure the deficiency during the additional compliance period.

If we do not regain compliance with the MVLS Requirement by the MVLS Compliance Date, or if we do not regain compliance with the Minimum Bid Price Requirement by the Minimum Bid Price Compliance Date and are not eligible for an additional compliance period at that time, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel.

We are evaluating potential actions to regain compliance with the MVLS Requirement and the Minimum Bid Price Requirement, and we intend to actively monitor the market value of our common stock. These options include effecting a reverse stock split designed to increase the bid price of our common stock in an amount sufficient to regain compliance with the Minimum Bid Price Requirement. We may also, if appropriate, consider other options to regain compliance with Nasdaq’s continued listing standards. There can be no assurance that we will regain compliance with the MVLS Requirement, the Minimum Bid Price Requirement or otherwise maintain compliance with any of the other Nasdaq listing requirements. Further, there can be no assurances that a reverse stock split will be consummated or that it will achieve its intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity Securities

There were no unregistered sales of equity securities during the quarter ended March 31, 2024, other than as reported in our Current Reports on Form 8-K filed with the SEC.

We did not purchase any shares of our common stock during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 5, 2024, each of Jack Phillips, the Company’s President, Chief Executive Officer and member of the board of directors, David Patience, the Company’s Chief Financial Officer, and Lawrence Mertz, the Company’s Chief Technology Officer, were granted restricted stock units (“RSUs”). In accordance with the applicable RSU award agreements relating to such RSU grants, each of these executive officers entered into “sell-to-cover” arrangements that constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), mandatorily authorizing the pre-arranged sale of shares to satisfy tax withholding obligations arising solely from the vesting of the RSUs and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements was dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs. The duration of each these arrangements was until the final vesting date of the applicable RSUs or each officer’s earlier termination of employment.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.1.7	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
3.1.8	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
10.1	Warrant Agency Agreement, dated January 23, 2024, between Accelerate Diagnostics, Inc. and Broadridge Corporate Issuer Solutions	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
10.2	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
10.3	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
10.4	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

May 10, 2024	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2024	/s/ David Patience
David Patience Chief Financial Officer
(Principal Financial and Accounting Officer)