Form 10-Q
period 2024-06-30
Accelerate Diagnostics, Inc
filed 2024-08-08
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024
OR
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

At August 5, 2024, 23,679,383 shares of common stock were outstanding, net of treasury shares. All common stock share data and share-based calculations set forth in this report have been adjusted to reflect the registrant’s 1-for-10 reverse stock split, which was effective July 11, 2023 (the “Reverse Stock Split”), on a retroactive basis for the periods presented.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
Unaudited
(in thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,588	$12,138
Investments	1,158	1,081
Trade accounts receivable, net	2,289	2,622
Inventory	3,223	3,310
Prepaid expenses	798	380
Purchase obligation put option asset	—	3,419
Other current assets	1,114	1,516
Total current assets	17,170	24,466
Property and equipment, net	3,100	2,389
Finance lease assets, net	928	1,518
Operating lease right of use assets, net	787	1,177
Other non-current assets	882	1,816
Total assets	$22,867	$31,366
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,759	$4,796
Accrued liabilities	2,704	3,243
Accrued interest	144	164
Deferred revenue and income, current	791	1,545
Current portion of convertible notes	—	726
Common warrant liability	4,807	—
Finance lease, current	251	583
Operating lease, current	957	977
Total current liabilities	13,413	12,034
Finance lease, non-current	57	262
Operating lease, non-current	83	570
Deferred income, non-current	1,134	1,122
Other non-current liabilities	2,005	1,164
Convertible notes, non-current	41,062	36,102
Total liabilities	57,754	51,254

Commitments (see Note 14)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
Unaudited
(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with no shares issued and outstanding on June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value;
450,000,000 common shares authorized with 23,679,383 shares issued and outstanding on June 30, 2024 and 14,569,500 shares issued and outstanding on December 31, 2023	24	14
Contributed capital	705,280	694,634
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(694,675)	(668,857)
Accumulated other comprehensive loss	(449)	(612)
Total stockholders’ deficit	(34,887)	(19,888)
Total liabilities and stockholders’ deficit	$22,867	$31,366

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$2,986	$2,921	$5,907	$5,733

Cost of sales	2,310	2,122	4,508	3,923
Gross profit	676	799	1,399	1,810

Costs and expenses:
Research and development	3,903	5,820	9,076	12,788
Sales, general and administrative	5,379	7,564	11,084	17,669
Total costs and expenses	9,282	13,384	20,160	30,457

Loss from operations	(8,606)	(12,585)	(18,761)	(28,647)

Other income (expense):
Interest expense	(2,589)	(1,175)	(5,039)	(1,593)
Interest expense related-party	—	(804)	—	(1,817)
Loss on extinguishment of debt	—	(6,550)	—	(6,550)
Loss on extinguishment of debt related-party	—	(6,755)	—	(6,755)
Gain on extinguishment of accounts payable	743	—	743	—
Loss on fair value adjustments	(1,002)	(5,030)	(2,219)	(5,030)
Foreign currency exchange gain (loss)	(263)	25	(244)	258
Interest income	116	255	316	675
Other income (expense), net	13	40	(614)	85
Total other expense, net	(2,982)	(19,994)	(7,057)	(20,727)

Net loss before income taxes	(11,588)	(32,579)	(25,818)	(49,374)
Provision for income taxes	—	(156)	—	(156)
Net loss	$(11,588)	$(32,735)	$(25,818)	$(49,530)

Basic and diluted net loss per share	$(0.50)	$(2.97)	$(1.16)	$(4.75)
Weighted average shares outstanding	23,058	11,009	22,250	10,420

Other comprehensive loss:
Net loss	$(11,588)	$(32,735)	$(25,818)	$(49,530)
Net unrealized gain on debt securities available for sale	—	4	—	28
Foreign currency translation adjustment	169	(26)	163	(281)
Comprehensive loss	$(11,419)	$(32,757)	$(25,655)	$(49,783)
See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(25,818)	$(49,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,735	1,617
Provision for bad debts	78	—
Equity-based compensation	2,263	2,208
Amortization of debt discount and issuance costs	3,314	692
Amortization of debt discount related-party	—	1,033
Loss on disposal of property and equipment	87	68
Unrealized gain on equity investments	(66)	(90)
Units offering issuance cost	680	—
Loss on extinguishment of debt	—	6,550
Loss on extinguishment of debt with related party	—	6,755
Gain on extinguishment of accounts payable	(743)	—
Loss on fair value adjustments	2,219	5,030
Paid-in-Kind (PIK) Interest	1,689	—
(Increase) decrease in assets:
Accounts receivable	265	74
Inventory	(139)	(30)
Prepaid expense and other	85	(77)
Increase (decrease) in liabilities:
Accounts payable	(644)	(451)
Accrued liabilities and other	(278)	348
Accrued interest	(20)	900
Accrued interest due to related party	—	784
Deferred revenue and income	(742)	(69)
Net cash used in operating activities	(16,035)	(24,188)

Cash flows from investing activities:
Purchases of equipment	(515)	(167)
Maturities of marketable securities	—	9,291
Net cash (used in) provided by investing activities	(515)	9,124

Cash flows from financing activities:
Proceeds from issuance of Units to related party	4,750	—
Proceeds from issuance of Units	10,232	—
Units offering issuance cost	(884)	—
Proceeds from issuance of common stock to related party	—	4,000
Payments on finance leases	(537)	(540)
Proceeds from issuance of convertible notes	—	10,000
Transaction costs related to debt and equity issuances	—	(3,731)
Payment of debt	(726)	—
Net cash provided by financing activities	12,835	9,729
See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Effect of exchange rate on cash	165	(288)

Decrease in cash and cash equivalents	(3,550)	(5,623)
Cash and cash equivalents, beginning of period	12,138	34,905
Cash and cash equivalents, end of period	$8,588	$29,282

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$183	$88

Non-cash financing activities:
Extinguishment of 5.00% Notes through issuance of common stock	$43	$—
Capital contribution from the exchange of secured note and accrued interest through the issuance of common stock with related party	$—	$25,363
Exchange of 2.50% Notes and accrued interest for 5.00% Convertible Senior Notes (the “5.00% Notes”)	$—	$56,893
Debt premium on issuance of 5.00% Notes	$—	$6,023
Bifurcated derivative liability	$—	$38,160

Supplemental cash flow information:
Interest paid	$33	$—

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Preferred stock shares outstanding
Beginning	—	3,955	—	3,955
Conversion of preferred stock into common stock with related party	—	(3,955)	—	(3,955)
Ending	—	—	—	—

Preferred stock
Beginning	$—	$4	$—	$4
Conversion of preferred stock into common stock with related party	—	(4)	—	(4)
Ending	$—	$—	$—	$—

Common stock shares outstanding
Beginning	21,812	9,964	14,570	9,749
Issuance of common stock	—	—	5,765	—
Issuance of common stock to related party	1,561	488	2,750	488
Restricted stock awards released	308	78	585	293
Issuance of shares to retire convertible notes and derivative	—	—	11	—
Conversion of preferred stock into common stock with related party	—	396	—	396
Issuance of shares to retire secured promissory note with related party	—	3,432	—	3,432
Ending	23,681	14,358	23,681	14,358

Common stock
Beginning	$22	$10	$14	$10
Issuance of common stock	—	—	6	—
Issuance of common stock to related party	2	1	3	1
Restricted stock awards released	—	—	1	—
Issuance of shares to retire secured promissory note with related party	—	3	—	3
Ending	$24	$14	$24	$14

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contributed capital
Beginning	$702,971	$630,992	$694,634	$630,428
Proceeds from issuance of common stock, net issuance costs	—	3,996	4,370	3,996
Capital contribution from modification of securities purchase agreement with related party	—	1,805	—	1,805
Proceeds from issuance of common stock to related party, net issuance costs	1,373	—	2,964	—
Pre-funded warrants, net issuance costs	—	—	1,077	—
Issuance of shares to retire secured promissory note with related party	—	25,363	—	25,363
Issuance of shares to retire convertible notes	—	—	43	—
Equity-based compensation	936	1,615	2,192	2,177
Reclassification of common stock par value due to reverse stock split	—	41	—	43
Ending	$705,280	$663,812	$705,280	$663,812

Accumulated deficit
Beginning	$(683,087)	$(624,034)	$(668,857)	$(607,239)
Net loss	(11,588)	(32,735)	(25,818)	(49,530)
Ending	$(694,675)	$(656,769)	$(694,675)	$(656,769)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive loss
Beginning	$(618)	$(631)	$(612)	$(400)
Net unrealized gain on debt securities available-for-sale	—	3	—	27
Foreign currency translation adjustment	169	(25)	163	(280)
Ending	$(449)	$(653)	$(449)	$(653)

Total stockholders' deficit	$(34,887)	$(38,663)	$(34,887)	$(38,663)

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

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $694.7 million as of June 30, 2024. During the six months ended June 30, 2024, the Company had a net loss of $25.8 million and negative cash flows from operations of $16.0 million. The Company had working capital of $3.8 million as of June 30, 2024.

In March 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal and any interest related to the 2.50% Notes that was due and payable on March 15, 2023. In April 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”). In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement. Further details of the Forbearance Agreement and Restructuring Transactions are included in Note 9, Convertible Notes.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”) of Units and Pre-Funded Units (each, as defined in Note 17, Stockholders’ Deficit). Concurrently with the completion of the January 2024 Public Units Offering, the Company sold Units to the Schuler Trust and to the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Aggregate net proceeds after transaction expenses were $11.0 million. In connection with the January 2024 Public Units Offering, the Schuler Trust agreed to and subsequently purchased additional Units in May 2024 for net proceeds of $2.7 million. Further information and a description of the Units and the Pre-Funded Units are included in Note 17, Stockholders' Deficit.

As of June 30, 2024, the Company had $9.7 million in cash and cash equivalents and investments, a decrease of $3.5 million from $13.2 million at December 31, 2023. The primary reason for the decrease was due to cash used in operations, partially offset by proceeds from the sale and issuance of Units and Pre-Funded Units during the six months ended June 30, 2024. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

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

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company has funding to allow it to progress its development and operational goals discussed in this report, it is not expected to be sufficient to fund the Company’s operations through twelve months from the issuance of these financial statements. See Note 9, Convertible Notes, Note 10, Related-Party Transactions and Note 17, Stockholders' Deficit for additional detail.

Management currently believes that it will be necessary for the Company to secure additional funds to continue its existing business operations and to fund its obligations. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, increases in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may impact, the cost of debt financing or refinancing existing debt.

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

The Company is required to evaluate its financial condition as of the filing date of this report pursuant to the requirements of Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the filing date of this report, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the date of the filing date of this report.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the collectability of receivables and related credit loss allowances, inventory valuation and related reserves, impairment of property and equipment, accrued liabilities, warranty liabilities, convertible notes, derivative instruments, fair value instruments, tax valuation accounts and uncertain tax positions, equity–based compensation, revenue and leases. Actual results could differ materially from those estimates.

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

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less at time of purchase are considered to be cash equivalents. Cash and cash equivalents include overnight repurchase agreement accounts and other investments. As part of the Company’s cash management process, excess operating cash is invested in overnight repurchase agreements with its bank. Repurchase agreements and other investments classified as cash and cash equivalents are not deposits and are not insured by the U.S. government, the Federal Deposit Insurance Corporation (the “FDIC”) or any other government agency and involve investment risk including possible loss of principal. The Company diversifies its cash holdings, but does have deposits at three institutions in excess of the FDIC coverage limit. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

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

The allowance for credit losses over trade receivables and net investment in sales-type leases for the three and six months ended June 30, 2024 and 2023 is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$559	$314	$590	$324
Provisions, net	59	—	78	—
Write-offs	(33)	—	(83)	(10)
Ending balance	$585	$314	$585	$314

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

Annually, the Company identifies potential impairment indicators related to instruments installed at customer sites under rental agreements that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment includes consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. No material impairment charges were recorded for the three and six months ended June 30, 2024 and 2023.

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

Product warranty reserve activity for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$168	$221	$194	$225
Provisions (reversals), net	52	153	84	187
Warranty cost incurred	(39)	(192)	(97)	(230)
Ending balance	$181	$182	$181	$182

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

Accounting for Derivatives

Upon issuance of the Company’s 5.00% Convertible Senior Notes due senior secured convertible notes due 2026 (the “5.00% Notes”), each holder has the right, at their option, to convert any portion to common stock (“Conversion Option”). The conversion price initially was not fixed and therefore, the Conversion Option represented a derivative financial instrument and was recorded at its estimated fair value as a derivative liability in the condensed consolidated balance sheets through October 17, 2023, the date at which the conversion price was fixed. Changes in the fair value of the derivative financial instrument were recognized in gain on fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. The derivative liability was derecognized and reclassified to equity as of October 17, 2023 once the conversion price was fixed and after completion of the final mark-to-market fair value adjustment as of that date.

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

Sales commissions earned by the Company’s sales force and external sales agents are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and six months ended June 30, 2024.

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

See Note 15, Leases for further information.

Nonqualified Cash Deferral Plan

The Company’s Cash Deferral Plan (the “Deferral Plan”) provides certain key employees with an opportunity to defer the receipt of such participant's base salary. The Deferral Plan is intended to be a nonqualified deferred compensation plan that complies with the provisions of Section 409A of the Internal Revenue Code. All of the investments held in the Deferral Plan are equity securities consisting of mutual funds and recorded at fair value with changes in the investments’ fair value recognized as earnings in the period they occur. The corresponding liability for the Deferral Plan represents the scheduled amount the Company expects to pay and is included in accrued liabilities and other non-current liabilities in the condensed consolidated balance sheets.

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

Our ability to use our tax loss carryforwards to offset future taxable income for US federal and state income tax purposes may be limited pursuant to Internal Revenue Code Section 382 and similar provisions of US state tax law. The Company previously conducted a limited analysis of the impact of Section 382 which indicted that we have not been subject to an ownership change as defined by Section 382 for the tax years 2017 through 2022.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding (including shares underlying pre-funded warrants with only nominal cost to exercise) for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs, and warrants (other than Pre-Funded Warrants, which are already included in the weighted average number of common shares outstanding), as well as shares that would be outstanding if the 5.00% Notes were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

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

As of June 30, 2024, two of the Company's financial institutions held 22% and 65% of the Company’s cash and cash equivalents. As of December 31, 2023, two of the Company’s financial institutions held 25% and 61% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers in various industries. Exposure to losses on accounts receivable is principally dependent on each customer’s financial position. The Company had one customer that accounted for 15% and 13% of the Company’s net accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively.

The Company had one customer that represented 12% of the Company’s net sales for the three and six months ended June 30, 2024 and 10% of the Company’s net sales for the three and six months ended June 30, 2023.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following tables and discussion below represent the financial instruments measured at fair value on a recurring basis in the condensed consolidated financial statements of the Company and the valuation approach applied to each class of financial instruments at June 30, 2024 and December 31, 2023:

	June 30, 2024
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$5,632	$—	$—	$5,632
Total cash and cash equivalents	5,632	—	—	5,632
Equity investments:
Mutual funds	1,158	—	—	1,158
Total equity investments	1,158	—	—	1,158
Total assets measured at fair value	$6,790	$—	$—	$6,790
Liabilities:
Common Warrants	$—	$—	$4,807	$4,807

	December 31, 2023
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,406	$—	$—	$7,406
Total cash and cash equivalents	7,406	—	—	7,406
Equity investments:
Mutual funds	1,081	—	—	1,081
Total equity investments	1,081	—	—	1,081
Purchase obligation put option asset	—	—	3,419	3,419
Total assets measured at fair value	$8,487	$—	$3,419	$11,906

Level 1 assets are priced using quoted prices in active markets for identical assets which include money market funds, U.S. Treasury securities and mutual funds as these specific assets are liquid;

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

For certain other financial assets and liabilities, including trade accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair values due to the relatively short maturity of these balances.

Liabilities for Which Fair Value Is Only Disclosed

As of June 30, 2024 and December 31, 2023, the 5.00% Notes had an outstanding principal amount of $69.2 million and $67.6 million, respectively, and a fair value of $46.3 million and $50.8 million, respectively, using Level 3 measurement assumptions. See Note 9, Convertible Notes for further detail on the 5.00% Notes.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. The remaining balance due under the 2.50% Notes was fully settled in April 2024. The amortized carrying amount of the 2.50% Notes was $0.7 million as of December 31, 2023, which approximates the related fair value due to the instrument being fully matured and payable. See Note 9, Convertible Notes for further detail on the 2.50% Notes.

NOTE 5. INVESTMENTS

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at June 30, 2024 and December 31, 2023 was $1.2 million and $1.1 million, respectively

Unrealized gains or losses on equity securities recorded in other income (expense), net during the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unrealized gain on equity investments	$13	$40	$66	$90

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three and six months ended June 30, 2024 and 2023.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventories consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$1,408	$1,268
Work in process	512	648
Finished goods	1,303	1,394
Total inventory	$3,223	$3,310

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net is recorded at cost and consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment	$3,567	$3,464
Technical equipment	4,232	3,135
Facilities	3,688	3,688
Instruments	3,024	3,004
Capital projects in progress	225	109
Total property and equipment	14,736	13,400
Accumulated depreciation	(11,636)	(11,011)
Property and equipment, net	$3,100	$2,389

Depreciation expense for the three and six months ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$351	$354	$682	$709

Instruments at cost and related accumulated depreciation where the Company is the lessor under operating leases consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Instruments at cost under operating leases	$2,144	$2,010
Accumulated depreciation under operating leases	(1,359)	(1,194)
Property and equipment under operating leases, net	$785	$816

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

Contract liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Products and services not yet delivered	$383	$540
BD deferred exclusivity fee	408	1,005
Deferred revenue and income, current	$791	$1,545

Australia R&D tax incentive	$1,134	$1,122
Total deferred income, non-current	$1,134	$1,122

The Company recognized $0.2 million of revenue that was included in the beginning contract liabilities balances for each of the three months ended June 30, 2024 and 2023 and $0.4 million for each of the six months ended June 30, 2024 and 2023. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of June 30, 2024, $3.9 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between one and six year terms and revenue is recognized as reagents are shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide a one to five year term and revenue is recognized on a straight-line basis.

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

The following table presents the activity related to the BD commercial agreement for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Exclusivity fees received	$—	$750	$—	$750
Amortized exclusivity fees	(332)	(642)	(597)	(642)
Agent fees incurred	222	280	434	515
Net expense	$(110)	$(362)	$(163)	$(127)

Australia R&D Tax Incentive

As discussed further in Note 13, Income Taxes, in July 2023, the Company received a research and development tax incentive from Australia (“Australia R&D Tax Incentive”) totaling $1.1 million from the Australian government which is fully reserved as the sustainability of the amount upon potential examination by the Australian tax authority is uncertain. This amount, including any foreign exchange revaluations, is recorded as deferred income, non-current in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

NOTE 9. CONVERTIBLE NOTES

The Company’s outstanding convertible notes consisted of the 5.00% Notes as of June 30, 2024, and the 2.50% Notes and the 5.00% Notes as of December 31, 2023.

As of June 30, 2024 and December 31, 2023, the convertible note obligations were classified as follows in the condensed consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
2.50% Notes	$—	$726
5.00% Notes	41,062	36,102
Total convertible notes	$41,062	$36,828
Current portion of convertible notes	$—	$726
Convertible notes, non-current	$41,062	$36,102

Interest expense related to the Company’s convertible note obligations consisted of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual coupon interest	$848	$656	$1,693	$892
Amortization of premium, discount and issuance costs, net	1,718	510	3,314	692
Total interest expense on convertible notes	$2,566	$1,166	$5,007	$1,584

2.50% Notes

The carrying value of the 2.50% Notes was included in current portion of convertible notes and consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Outstanding principal	$—	$726
Unamortized debt issuance	—	—
Net carrying amount	$—	$726

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

In August 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note with an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock (the “2022 Warrant”) at an exercise price of $21.20 per share (the “Exercise Price”). See Note 10, Related-Party Transactions for additional information.

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

Restructuring Support Agreement and June 2023 Restructuring Transactions

In April 2023, the Company entered into the Restructuring Support Agreement with certain holders of the 2.50% Notes, the holder of the Secured Note and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure. In June 2023, the Company completed the Restructuring Transactions, contemplated by the Restructuring Support Agreement whereby the Company:
•Exchanged approximately $55.9 million, aggregate principal amount of the 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022, of $1.0 million;
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

The exchange of the 2.50% Notes for the 5.00% Notes, as described above, and associated accrued interest was accounted for as an extinguishment of debt under ASC 470-50-40. Under extinguishment accounting, the 2.50% Notes were derecognized and the new instruments, which included the 5.00% Notes and a bifurcated Conversion Option were recorded at their respective fair values. The extinguishment of the 2.50% Notes resulted in a loss of $6.6 million for the year ended December 31, 2023. See further discussion of the 5.00% Notes below.

On April 2, 2024, the Company settled the outstanding balance of its 2.50% Notes. The payment of approximately $0.8 million satisfied all outstanding principal and accrued interest remaining on the 2.50% Notes.

5.00% Notes

The carrying value of the 5.00% Notes consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Outstanding principal at par	$69,243	$67,634
Unamortized debt premium	4,834	5,408
Unamortized debt discount	(30,625)	(34,267)
Unamortized debt issuance costs	(2,390)	(2,673)
Net carrying amount	$41,062	$36,102

Upon issuance of the 5.00% Notes in June 2023, the Company recorded approximately $56.9 million aggregate principal in its condensed consolidated balance sheets. In addition, the Company issued an additional $10.0 million aggregate principal amount of 5.00% Notes, for cash proceeds with certain existing note holders as part of the Restructuring Transactions. On the December 15, 2026 maturity date, outstanding principal will be due for all remaining outstanding 5.00% Notes.

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

Upon issuance of the 5.00% Notes, each holder has a Conversion Option, which represented the right at their option, to convert any portion of their notes at an initial conversion rate of 138.88889 shares of common stock per $1,000 of principal amount (the “Initial Conversion Rate”). Effective October 18, 2023, the Initial Conversion Rate was to be adjusted to a conversion rate calculated based on a conversion price of $7.20 per share of common stock plus 50% of the difference between the Post-Closing VWAP (as defined in the 5.00% Notes Indenture) and $7.20 (if such difference is a positive number), provided that in no event will the adjusted conversion rate be lower than 120.48193 per $1,000 principal amount of the 5.00% Notes, based on a conversion price of $8.30 per share of common stock. The Company evaluated the conversion rate per the terms outlined above and determined the Initial Conversion Rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes (the “Fixed Conversion Rate”). The Company cannot require the holders of the 5.00% Notes to convert at any time but when a holder exercises their Conversion

Option, the Company can settle in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election.

As of June 30, 2024, the number of shares of common stock issuable upon conversion of the 5.00% Notes was 9.6 million shares, based on the Fixed Conversion Rate.

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

Holders of the 5.00% Notes who convert their notes in connection with a Make-Whole Fundamental Change are, under certain circumstances, entitled to an increase in the conversion rate. If a fundamental change occurs at any time prior to the maturity date of the 5.00% Notes, each holder will have the right, at such holder’s option, to require the Company to repurchase for cash all of such holder’s 5.00% Notes, at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
In August 2023, certain holders of the 5.00% Notes opted to convert approximately $0.7 million aggregate principal of 5.00% Notes for approximately 94,000 shares of the Company’s common stock at the Initial Conversion Rate (the “Initial Conversion Rate Conversions”).

Subsequent Conversion Option transactions were at the Fixed Conversion Rate (the “Fixed Conversion Rate Conversions”) and include $0.3 million aggregate principal amount of 5.00% Notes converted for approximately 39,000 shares of the Company’s common stock for the year ended December 31, 2023 and $0.1 million aggregate principal amount of 5.00% Notes converted for approximately 11,000 shares of the Company’s common stock for the six months ended June 30, 2024.

Under ASC 470-50-40, the Initial Conversion Rate Conversions qualified as an extinguishment. These conversions of 5.00% Notes were included within the bifurcated Conversion Option classified as a derivative liability. Upon the Initial Conversion Rate Conversions, the 5.00% Notes and the derivative liability were derecognized at their carrying amounts and the common stock was measured at its then-current fair value, with the difference recorded as a gain on the extinguishment of the applicable liability. For the six months ended June 30, 2023, the Company reported no gain (loss) on extinguishment of exchanged convertible notes. The value of the shares of common stock issued in connection Fixed Conversion Rate Conversions was recorded to contributed capital.

The net carrying value of the 5.00% Notes derecognized as part of the Initial Conversion Rate Conversions, the 2023 Fixed Conversion Rate Conversions and 2024 Fixed Conversion Rate Conversions was $0.3 million, $0.1 million, and $0.1 million, respectively. The carrying amount of the derivative liability, which was carried at fair value, derecognized as part of the Initial Conversion Rate Conversions was $0.4 million. The Initial Conversion Rate Conversions resulted in a gain on extinguishment of debt of $0.1 million for the year ended December 31, 2023.

The 5.00% Notes represent an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the 5.00% Notes on June 9, 2023, the initial measurement date, was $38.2 million, which included a $6.0 million debt premium.

As of June 30, 2024 and December 31, 2023, the 5.00% Notes are carried at amortized cost with an estimated fair value of $46.3 million and $50.8 million, respectively. The table below summarizes the significant inputs used to estimate the fair value of the 5.00% Notes as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Coupon rate	5.00%	5.00%
Term (years)	2.5	3.0
Volatility	55.00%	55.00%
Risk-free rate	4.67%	4.02%
Discount yield	27.00%	25.00%

The volatility used to estimate the fair value of the 5.00% Notes is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

As of both June 30, 2024 and December 31, 2023, $0.1 million of accrued interest related to the 5.00% Notes is included on the condensed consolidated balance sheets.

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

The Company determined the amendment was a modification of a freestanding equity classified financial instrument. The share price change from $16.40 to $8.20, with no changes to the total proceeds of $4.0 million, resulted in the Schuler Trust receiving approximately 0.2 million more shares than the Schuler Trust would have received prior to the modification. The closing price of the Company’s common stock on June 9, 2023, the date of the modification, was $7.40 and was used to estimate the fair value of the additional common stock issued. The fair value of the additional shares issued was $1.8 million, which was recorded to loss on extinguishment of debt with related party on the condensed consolidated statements of operations and comprehensive loss.

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

The 2022 Warrant may be exercised through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the 2022 Warrant. The 2022 Warrant is exercisable for up to 247,171 shares of the Company’s common stock and may be exercised in whole or in part at any time during the exercise period. Such number of shares and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the 2022 Warrant. The Company determined that the 2022 Warrant meets the criteria for classification in stockholders’ equity and was recorded in equity and initially measured at fair value on the issuance date. The fair value of the 2022 Warrant at issuance was $3.8 million and was estimated using the Black-Scholes option pricing model. The fair value of the 2022 Warrant was a non-recurring measurement that is categorized as Level 3 within the fair value hierarchy as it is based on Level 2 and Level 3 inputs. No portion of the 2022 Warrant has been exercised as of June 30, 2024.

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

The transaction qualified as an extinguishment of debt, and the reacquisition price of the extinguished debt was determined to be the fair value of the common stock issued in the transaction. The closing price of the Company’s common stock on June 9, 2023, the date of the extinguishment, was $7.40 and was used to estimate the fair value of the common stock, which was $25.4 million. The carrying amount of the Secured Note and associated accrued interest being extinguished was determined to be $19.3 million. This resulted in a net loss on extinguishment of $6.1 million, which was recorded to loss on extinguishment of debt with related party in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023.

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

Management determined the Schuler Purchase Obligation met the criteria of a freestanding financial instrument at inception. The Schuler Purchase Obligation was recorded as an asset at fair value to be marked to market at each reporting period. At inception, the value of the Schuler Purchase Obligation was $1.3 million, which was recorded as an offset to loss on extinguishment of debt related-party on the condensed consolidated statements of operations and comprehensive loss.

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

The volatility and obligation probability used to quantify the fair value of the Schuler Purchase Obligation are unobservable inputs, and because these are estimates, there are a range of values that could be considered appropriate, which could impact the fair value reported. In determining the obligation probability, the Company assessed the likelihood that the Schuler Purchase Obligation would be utilized to either sell common shares or backstop a public offering. Given the equity market environment as of December 31, 2023 and the significant number of unknowns that would lead to either a successful or unsuccessful conclusion of a public offering, the Company estimated the likelihood of such obligation probability at 75%. There were significant judgments, assumptions and estimates inherent in the determination of the fair value of the Schuler Purchase Obligation, which included determination of valuation method, selection of inputs, and assessment of possible outcomes.

In January 2024, the Company completed the January 2024 Public Units Offering for $10.2 million of gross proceeds. As a result, the Schuler Trust was not required to backstop the offering in accordance with the Schuler Purchase Obligation. Upon completion of the January 2024 Public Units Offering, the fair value of the Schuler Purchase Obligation financial instrument was eliminated resulting in a loss on fair value adjustment of $3.4 million during the six months ended June 30, 2024.

Concurrently with the completion of the January 2024 Public Units Offering, Units were sold to the Schuler Trust, the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Additional information regarding the offerings of Units is included in Note 17, Stockholders' Deficit.

NOTE 11. LOSS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding (including shares underlying Pre-Funded Warrants with only nominal cost to exercise) during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted earnings (loss) per share because they would have an anti-dilutive effect for each of the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Shares issuable upon the release of RSUs	3,601	1,193	3,601	1,193
Shares issuable upon exercise of stock options	333	405	333	405
Shares issuable upon the exercise of the 2022 Warrant	247	247	247	247
Shares issuable upon the exercise of the Common Warrants	9,613	—	9,613	—
	13,794	1,845	13,794	1,845

Potentially dilutive common shares also include the following:

5.00% Notes

As discussed in Note 9, Convertible Notes, each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at the Fixed Conversion Rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a Make-Whole Fundamental Change are, under certain circumstances, entitled to an increase in the conversion rate. The number of shares of common stock issuable upon conversion of the 5.00% Notes as of June 30, 2024 based on the Fixed Conversion Rate is 9.6 million, convertible at the holders’ option. There were 9.3 million shares of common stock issuable upon conversion of the 5.00% Notes as of June 30, 2023. These shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for the three and six months ended June 30, 2024.

NOTE 12. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2024	369,839	$148.40
Granted	—	—
Forfeited	(11,200)	36.67
Exercised	—	—
Expired	(26,046)	160.05
Options outstanding June 30, 2024	332,593	$151.25

The following table shows summary information for outstanding options and options that are exercisable (vested) as of June 30, 2024:

	Options Outstanding	Options Exercisable
Number of options	332,593	308,815
Weighted average remaining contractual term (in years)	4.48	4.27
Weighted average exercise price	$151.25	$158.49
Weighted average fair value	$—	$—
Aggregate intrinsic value (in thousands)	$—	$—

The following table summarizes RSU activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2024	1,239,436	$9.15
Granted	3,157,438	1.30
Forfeited	(212,417)	5.70
Released	(583,351)	4.02
Outstanding June 30, 2024	3,601,106	$3.30

The table below summarizes equity-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$34	$98	$92	$188
Research and development	164	256	543	861
Sales, general and administrative	768	1,299	1,628	1,159
	$966	$1,653	$2,263	$2,208

The table below summarizes share-based compensation cost capitalized to inventory for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost capitalized to inventory	$19	$35	$109	$109

As of June 30, 2024, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $0.1 million and $5.6 million, respectively. This is expected to be recognized over the years 2024 through 2028.

NOTE 13. INCOME TAXES

For the six months ended June 30, 2024, the Company recorded no tax expense related to its foreign operations. The Company’s tax expense for the six months ended June 30, 2024 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $25.8 million, as no tax benefits were recorded for current year tax losses generated in the U.S. and other foreign jurisdictions. At June 30, 2024, the Company had deferred tax assets primarily related to U.S. Federal and state tax loss carryforwards and a deferred tax liability related to the Company’s convertible notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

For the three months ended June 30, 2024, the Company recorded no tax expense related to an uncertain tax position in a foreign jurisdiction. The Company recorded no U.S. Federal and state income taxes as it generated tax losses for the six months ended June 30, 2024 for which a tax benefit is not recorded.

The Company’s policy is to record interest and penalties associated with reserves for uncertain tax positions as a component of income tax expense. As of June 30, 2024, the Company has not recorded interest or penalties associated with its uncertain tax positions. As of June 30, 2024, the Company has unrecognized tax benefits of $8.8 million. If recognized, $0.6 million of unrecognized tax benefits would impact the Company’s effective tax rate. The Company does not anticipate that its reserve for uncertain tax positions will change significantly within the next 12 months. The Company’s U.S. Federal and state tax returns are generally open to examination for all periods due to its net operating losses. The Company’s foreign tax returns are generally open to examination for a period of four years following the date such tax returns were filed. The Company is not currently under examination by any tax authority.

The following represents the total amount of unrecognized tax benefits as of June 30, 2024 (in thousands):

Balance as of December 31, 2023	$8,844
Increases for six months ended June 30, 2024	—
Balance as of June 30, 2024	$8,844

Australia R&D Tax Incentive

The Australian government offers the Australia R&D Tax Incentive to help companies conducting eligible research and development (“R&D”) activities in Australia in the form of refundable tax credit if certain conditions are met. Management assesses the Company’s R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime. Annually, management estimates the refundable tax credit available to the Company based on available information and submits an application to the Australian tax authority for R&D credit approval. The Company recognizes the refundable R&D tax credit when there is reasonable assurance that the terms have been met, income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured. The refundable R&D tax credit is recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive loss when the aforementioned criteria are met. In July 2023, the Company received a $1.1 million refundable R&D tax credit for its R&D activities conducted in 2022. The Company provided for a full reserve against the refundable R&D tax credit as sustainability of the credit upon potential examination by the Australian tax authority is uncertain. The Company does not currently believe it is probable that any penalties or interest would be assessed to the extent that the credit is not sustained.

NOTE 14. COMMITMENTS

In April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials related to the development and commercialization of its next generation Accelerate WAVE™ system for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items.

As of June 30, 2024, the commitment remains $11.9 million as the Company has taken no deliveries of the related inventory.

NOTE 15. LEASES

The following presents supplemental information related to leases in which the Company is the lessee for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$250	$226	$500	$453
Financing cash flows from finance leases	471	462	537	540
ROU assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Finance leases	—	200	—	200
Lease Cost:
Operating leases	245	243	490	493
Finance leases	297	270	590	531
Short-term leases	31	19	49	43

For the Company’s operating leases, the weighted average remaining lease term is 1.1 years with a weighted average discount rate of 7.1%. For the Company’s finance leases, the weighted average remaining lease term is 1.1 years with a weighted average discount rate of 7.2%.

The following presents maturities of lease liabilities in which the Company is the lessee as of June 30, 2024 (in thousands):

	Operating	Finance
Remainder of 2024	$500	$217
2025	583	86
2026	—	30
2027	—	—
2028	—	—
Thereafter	—	—
Total lease payments	1,083	333
Less imputed interest	(43)	(25)
Total lease liabilities, net	$1,040	$308

The net investment in sales-type leases, where the Company is the lessor, is a component of other current assets and other non-current assets in the condensed consolidated balance sheets. As of June 30, 2024, the total net investment in these leases was $1.7 million. Lease income is a component of net sales in the condensed consolidated statements of operations and comprehensive loss. The following presents maturities of lease receivables under sales-type leases as of June 30, 2024 (in thousands):

Sales-Type
Remainder of 2024	$683
2025	869
2026	529
2027	66
2028	—
Thereafter	—
Net investment in sales-type leases	2,147
Allowances	(481)
Net investment in sales-type leases, net of allowances	$1,666

For more information on leases, see Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

NOTE 16. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 14% and 10% of net sales for the three months ended June 30, 2024 and 2023, respectively, and 12% for each of the six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, accounts receivable balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.9 million, respectively.

The following presents total net sales by geographic territory for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Domestic	$2,564	$2,619	$5,184	$5,035
Foreign	422	302	723	698
Net sales	$2,986	$2,921	$5,907	$5,733

The following presents total net sales by products and services for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Products	$2,630	$2,565	$5,119	$5,009
Services	356	356	788	724
Net sales	$2,986	$2,921	$5,907	$5,733

Lease income included in net sales in the condensed consolidated statements of operations and comprehensive income was $0.2 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, and was recorded in accordance with ASC 842. This income does not represent revenue recognized from contracts with customers in accordance with ASC 606.

The following presents long-lived assets, net by geographic territory as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Domestic	$2,842	$2,139
Foreign	258	250
Net long-lived assets	$3,100	$2,389

NOTE 17. STOCKHOLDERS' DEFICIT

The Company has entered into a number of securities purchase and exchange agreements with affiliated and external parties throughout its history, and has provided equity-based compensation to its employees, officers, directors and affiliated parties. See Note 9, Convertible Notes, Note 10, Related-Party Transactions and Note 12, Employee Equity-Based Compensation for further discussion of transactions impacting the Company’s stockholders’ deficit.

January 2024 Units Offering

In January 2024, the Company completed the January 2024 Public Units Offering consisting of 6.8 million units (the “Units”), each consisting of one share of common stock and one warrant to purchase one share of common stock (each, a “Common Warrant”), and for certain investors in lieu thereof, pre-funded Units (the “Pre-Funded Units”), each consisting of one pre-funded warrant to purchase one share of common stock (each, a “Pre-funded Warrant”), and one warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each Pre-Funded Unit was $1.49.

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

Concurrently with the completion of the January 2024 Public Units Offering, the Company sold 1.2 million Units at a purchase price of $1.73 per Unit to the Schuler Trust, which satisfied the Schuler Purchase Obligation and an aggregate of 33,332 Units at a purchase price of $1.50 per Unit to the Company’s Chief Executive Officer and Chief Financial Officer, in each case, in a private placement offering. The gross proceeds from the private placement offering, before deducting underwriting discounts and commissions and other expenses payable by the Company, were approximately $2.0 million (excluding any proceeds that may be received upon the exercise of the Common Warrants).

Pursuant to the subscription agreement entered into between the Schuler Trust and the Company in connection with the private placement offering of Units, the Schuler Trust also agreed to purchase an additional 1.6 million Units at a purchase price of $1.73 per unit on or before May 20, 2024 (the “Forward Contract”). On May 20, 2024, the Company completed the sale of such additional Units to the Schuler Trust for gross proceeds of approximately $2.7 million (before deducting underwriting discounts and commissions and other expenses payable by the Company and excluding any proceeds that may be received upon the exercise of the Common warrants).

Aggregate net proceeds from the January 2024 Public Units Offering and private placement offering of Units (including the additional Units purchased by the Schuler Trust in May 2024) for the six months ended June 30, 2024 were approximately $13.7 million.

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

The Company also evaluated the Common Warrants and Forward Contract to determine whether they are equity-classified or liability-classified instruments. The Company concluded that the Common Warrants and Forward Contract are not indexed to the Company’s own stock and are therefore liability-classified. The Company further determined the Common Warrants and Forward Contract meet the definition of a derivative instrument and do not qualify for any scope exceptions to derivative accounting. Therefore, the Common Warrants and Forward Contract were initially recorded at fair value and are subsequently remeasured at fair value as of each reporting date.

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

Fair Value of the Common Warrants

The Common Warrants had a fair value of $5.0 million (liability) upon issuance in January 2024, and was subsequently measured at fair value using Level 3 inputs. The estimated fair value of the common warrant liability as of June 30, 2024 was $4.8 million. An adjustment of $1.8 million (loss) and $0.2 million (gain) to the fair value of the Common Warrants was recorded in loss on fair value adjustments on the condensed consolidated statements of operation and comprehensive loss for the three and six months ended June 30, 2024, respectively

The table below summarizes the significant inputs used to estimate the fair value of the Common Warrant liability as of June 30, 2024 and January 23, 2024:

	June 30, 2024	January 23, 2024
Exercise price	$1.65	$1.65
Term (years)	4.6	5.0
Volatility	58.50%	55.00%
Risk-free rate	4.38%	4.06%
Dividend yield	0.00%	0.00%

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

The Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”), dated August 8, 2024, with certain investors named therein. Pursuant to the Note Purchase Agreement, the certain investors purchased $15 million in aggregate principal amount of the Company’s 16.00% Super-Priority Senior Secured PIK Notes due 2025 (the “16.00% Notes”) from the Company. The sale of the 16.00% Notes pursuant to the Note Purchase Agreement is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.Contemporaneously with the Note Purchase Agreement, the Company also entered into an Indenture, dated August 8, 2024, with a trustee that provides that the 16.00% Notes will be secured by a super-priority security interest in the same collateral that secures the Company’s outstanding 5.00% Notes.The 16.00% Notes will mature on December 31, 2025, and will bear interest at a rate of 16.00% per annum, payable in kind. Interest on the 16.00% Notes will be payable by the Company quarterly in arrears on the last business day of each March, June, September and December, beginning on September 30, 2024. The Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Trustee, by notice to the Company, or the holders of the 16.00% Notes representing at least a majority in aggregate principal amount of the outstanding 16.00% Notes, by notice to the Company and the Trustee, may declare 100% of the principal of, the premium (including the Exit Premium (as defined below)), and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, the premium (including the Exit Premium), and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes will automatically become immediately due and payable. Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any portion of the outstanding 16.00% Notes at a price in cash equal to 100% of the aggregate principal amount of the 16.00% Notes repurchased, plus the premium (including the Exit Premium), and all accrued and unpaid interest to, but excluding, the date or repurchase. Upon the occurrence of any repayment (including in connection with a change of control or an asset sale) or redemption or acceleration upon any event of default, the Company is required to pay the investors a fee equal to a certain percentage of the aggregate principal amount of the 16.00% Notes then outstanding plus accrued and unpaid interest thereon, which fee shall be equal to 30.00% if any such event occurs on or prior to June 30, 2025 and equal to 42.50% if any such event occurs on July 1, 2025 and thereafter (the “Exit Premium”).The Company also contemporaneously entered into other customary ancillary agreements regarding the 16.00% Notes.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products, including the Accelerate WAVE™ system, and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our products and technologies; projections of future demand for our products; the growth of the market in which we operate; our estimates as to the size of our market opportunity and potential pricing; our competitive position and estimates of time reduction to results; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations regarding research and development expenditures; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno® system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”) and 510(k) clearance for our Accelerate Arc Products (as defined in this Form 10-Q); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to our existing CE In Vitro Diagnostic Regulation (IVDR) registration; and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern; our belief that we currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q and our belief that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. In addition, all statements other than statements of historical facts that address activities, events, or developments we expect, believe, or anticipate will or may occur in the future, and other such matters, are forward-looking statements.

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

Since that time, we have been in discussions with the FDA regarding the commercialization of our Accelerate Arc Products in the United States as Class I devices exempt from 510(k) clearance requirements. While these discussions are ongoing, we have put our United States sales and marketing efforts of the Accelerate Arc Products on hold, and have continued to market and distribute the Accelerate Arc Products in Europe pursuant to our existing CE IVDR registration. We have completed clinical trials related to this product in the United States and, on March 27, 2024, submitted to the FDA a 510(k) IVD Class II Device with approval anticipated by the end of 2024.

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

Accelerate WAVE

The Accelerate WAVETM system, currently in development, performs AST directly from positive blood culture (“PBC”) bottles and bacterial isolate colonies (“Isolates”) to report minimum inhibitory concentrations (“MICs”) with a goal of delivering results within 4.5 hours, on average. The fully automated system is based on the principle of digital holographic microscopy, which allows for simultaneous volumetric imaging of a sample suspension at a high spatial resolution, enabling direct observation of phenotypic responses of individual bacterial cells in relatively short time periods versus more traditional AST methods. The Accelerate WAVE system uses a time series of holograms to provide microbial quantitation under antimicrobial stress, enabling rapid determination of minimum inhibitory concentration. Additionally, Accelerate WAVE holograms provide morphological information at the level of individual cells. For some bug-drug combinations, morphology is a leading indicator of future MIC.

A key differentiator of the Accelerate WAVE system to current on-market and emerging AST competitors is the system’s ability to process PBC as well as Isolates for AST diagnostic results. Our initial launch of menu items is expected to include a PBC assay that can be run on the Accelerate WAVE system. This is expected to be followed by development of an Isolate assay. We believe our ability to process Isolates with the Accelerate WAVE system expands our addressable market today with our Accelerate Pheno system and Accelerate Arc Products with PBC samples to include a much larger sample volumes segment, Isolates, within the microbiology testing market. Based on our on-market experience with our Accelerate Pheno system, we anticipate seeing significant workflow benefits to microbiology labs by offering consolidated PBC and Isolate susceptibility testing on a single, rapid, AST diagnostic. Further, recent voice-of-customer interviews highlight the value that Accelerate WAVE brings to the global marketplace with a high percentage of interviewed customers expressing interest in evaluating the Accelerate

Wave system once available. The Accelerate WAVE system AST modules will be able to test five PBC assays or ten Isolated Colony assays per module and can scale to have five modules per system, which we believe will address the vast majority of microbiology lab volumes and workflows. Additionally, the cost to produce Accelerate WAVE assays is expected to be significantly lower than our standard costing for the Accelerate PhenoTest BC Kit, which could improve the Company’s margin profile as we seek FDA regulatory clearance for the Accelerate WAVE system and assays.

While we will continue to seek out ways to improve upon the utility of our existing products, the primary focus of our current research and development efforts is our next generation AST platform, Accelerate WAVE, which is being developed with the goal to have lower cost, higher throughput, and the capability to test a broader set of sample types when compared to our Accelerate Pheno system.

Changes in Results of Operations: Three and six months ended June 30, 2024 compared to three and six months ended June 30, 2023

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

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net sales	$2,986	$2,921	$65	2%	$5,907	$5,733	$174	3%

For the three and six months ended June 30, 2024, net sales increased primarily as a result of higher sales of Accelerate PhenoTest consumables compared to the three and six months ended June 30, 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of sales	$2,310	$2,122	$188	9%	$4,508	$3,923	$585	15%
Non-cash equity-based compensation as a component of cost of sales	34	98	(64)	(65)%	92	188	(96)	(51)%
Cost of sales less non-cash equity-based compensation	$2,276	$2,024	$252	12%	$4,416	$3,735	$681	18%

For the three and six months ended June 30, 2024, cost of sales increased as compared to the three and six months ended June 30, 2023 as a result of an increase in costs to manufacture consumables and an increase in the volume of consumables sold.

Cost of sales included non-cash equity-based compensation of $0.03 million and $0.1 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ending June 30, 2023, respectively. Non-cash equity-based compensation expense decreased for the three and six months ended June 30, 2024 when compared to same periods in 2023, due to a decrease in the estimated fair value of awards being granted. Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when products are sold to customers, or when instruments under reagent rentals are amortized to cost of sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gross profit	$676	$799	$(123)	(15)%	$1,399	$1,810	$(411)	(23)%
Non-cash equity-based compensation as a component of gross profit	34	98	(64)	(65)%	92	188	(96)	(51)%
Gross profit less non-cash equity-based compensation	$710	$897	$(187)	(21)%	$1,491	$1,998	$(507)	(25)%

Gross profit for the three and six months ended June 30, 2024 decreased compared to the three and six months ended June 30, 2023. Overall gross margin was 23% and 27% for the three months ended June 30, 2024 and 2023, respectively, and 24% and 32% for the six months ended June 30, 2024 and 2023, respectively. The primary driver of the reductions in gross margin and gross profit was an increase in costs to manufacture consumables and an increase in the volume of consumables sold.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$3,903	$5,820	$(1,917)	(33)%	$9,076	$12,788	$(3,712)	(29)%
Non-cash equity-based compensation as a component of research and development	164	256	(92)	(36)%	543	861	(318)	(37)%
Research and development less non-cash equity-based compensation	$3,739	$5,564	$(1,825)	(33)%	$8,533	$11,927	$(3,394)	(28)%

Research and development expenses for the three and six months ended June 30, 2024 decreased as compared to the three and six months ended June 30, 2023, primarily due to decreases in third party costs for the development of our Accelerate WAVE system during the current year periods.

Research and development expenses includes non-cash equity-based compensation of $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. Non-cash equity-based compensation expense decreased for the three and six months ended June 30, 2024 when compared to same periods in 2023, due to a decrease in the estimated fair value of awards being granted.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales, general and administrative	$5,379	$7,564	$(2,185)	(29)%	$11,084	$17,669	$(6,585)	(37)%
Non-cash equity-based compensation as a component of sales, general and administrative	768	1,299	(531)	(41)%	1,628	1,159	469	40%
Sales, general and administrative less non-cash equity-based compensation	$4,611	$6,265	$(1,654)	(26)%	$9,456	$16,510	$(7,054)	(43)%

Sales, general and administrative expenses for the three and six months ended June 30, 2024 decreased as compared to the three and six months ended June 30, 2023, due to lower legal and professional services fees and a decrease in employee-related expenses (excluding non-cash equity-based compensation). Legal and professional services fees were higher for the three and six months ended June 30, 2023 as a result of such fees incurred in connection with the Restructuring Transactions (as defined in Item 1, Note 9, Convertible Notes) during the prior year periods.

Sales, general and administrative expenses includes non-cash equity-based compensation of $0.8 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively. Non-cash equity-based compensation expense increased for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to the reversal of non-cash equity-based compensation expense from forfeitures in the prior year period. Employees separating from the Company forfeited an increased number of stock options and RSUs during the six months ended June 30, 2023 compared to the current year period.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loss from operations	$(8,606)	$(12,585)	$3,979	(32)%	$(18,761)	$(28,647)	$9,886	(35)%
Non-cash equity-based compensation as a component of loss from operations	966	1,653	(687)	(42)%	2,263	2,208	55	2%
Loss from operations less non-cash equity-based compensation	$(7,640)	$(10,932)	$3,292	(30)%	$(16,498)	$(26,439)	$9,941	(38)%

For the three and six months ended June 30, 2024, loss from operations decreased as compared to the three and six months ended June 30, 2023. This decrease was primarily driven by decreases in sales, general and administrative expenses and research and development expenses, partially offset by a decrease in gross profit as described above.

This loss and further losses are anticipated and are the result of our continued investments in key research and development program costs, and commercialization of the Company’s products.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total other expense, net	$(2,982)	$(19,994)	$17,012	(85)%	$(7,057)	$(20,727)	$13,670	(66)%

For the three and six months ended June 30, 2024, the Company reported a decrease in other expense, net compared to the three and six months ended June 30, 2023. This decrease was primarily due to the consummation of the Restructuring Transactions in June 2023 (as described in Item 1, Note 9, Convertible Notes and Item 1, Note 10, Related-Party Transactions), which resulted in the Company recording a loss on extinguishment of debt of $6.6 million, loss on extinguishment of debt with related party of $6.8 million and losses on financial instruments of $5.0 million, partially offset by higher interest expense related to the 5.00% Notes in the current year periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Provision for income taxes	$—	$(156)	$156	(100)%	$—	$(156)	$156	(100)%

For the three and six months ended June 30, 2023, the Company recorded a provision for income taxes as the Company reversed a receivable associated with an income tax refund recorded in a prior period.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $694.7 million as of June 30, 2024. During the six months ended June 30, 2024, the Company had a net loss of $25.8 million and negative cash flows from operations of $16.0 million. The Company had working capital of $3.8 million as of June 30, 2024.

In March 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal and any interest related to the 2.50% Notes that was due and payable on March 15, 2023. In April 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”). In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement. Further details of the Forbearance Agreement and Restructuring Transactions are included in Item 1, Note 9, Convertible Notes.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”) of Units and Pre-Funded Units (each, as defined below). Concurrently with the completion of the January 2024 Public Units Offering, the Company sold Units to the Schuler Trust and to the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Aggregate net proceeds after transaction expenses were $11.0 million. In connection with the January 2024 Public Units Offering, the Schuler Trust agreed to and subsequently purchased additional Units in 2024 for net proceeds of $2.7 million. Further information and a description of the Units and the Pre-Funded Units are included in Item 1, Note 17, Stockholders' Deficit.

In August, the Company entered into a Note Purchase Agreement, dated August 8, 2024, with certain investors named therein. Pursuant to the Note Purchase Agreement, the certain investors purchased $15 million in aggregate principal amount of the Company’s 16.00% Super-Priority Senior Secured PIK Notes due 2025 (the “Notes”) from the Company.

As of June 30, 2024, the Company had $9.7 million in cash and cash equivalents and investments, a decrease of $3.5 million from $13.2 million at December 31, 2023. The primary reason for the decrease was due to cash used in operations, partially offset by proceeds from the sale and issuance of Units and Pre-Funded Units during the six months ended June 30, 2024. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

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

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company has funding to allow it to progress its development and operational goals discussed in this report, it is not expected to be sufficient to fund the Company’s operations through twelve months from the issuance of these financial statements. See the following notes in Item 1, Financial Statements for additional detail: Note 9, Convertible Notes, Note 10, Related-Party Transactions and Note 17, Stockholders' Deficit.

Management currently believes that it will be necessary for the Company to secure additional funds to continue its existing business and to fund its obligations. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, increases in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may impact, the cost of debt financing or refinancing existing debt.

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

The Company is required to evaluate its financial condition as of the filing date of this Form 10-Q pursuant to the requirements of Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the filing date of this Form 10-Q, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the filing date of this Form 10-Q.

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

For additional information, see “Risk Factors—Risks Related to Our Financial Condition, Liquidity and Indebtedness” in Part I, Item 1A of the 2023 10-K.

Contractual Obligations

As of June 30, 2024, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Contractual Material Cash Requirements	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligations	$1,083	$500	$583	$—	$—	$—	$—
Purchase obligation 1)	11,858	—	—	—	11,858	—	—
Finance lease obligations	333	217	86	30	—	—	—
Deferred compensation	1,158	—	421	451	286	—	—
5.00% Notes 2)	69,243	—	—	69,243	—	—	—
5.00% Notes interest 3)	9,099	—	—	9,099	—	—	—
Total	$92,774	$717	$1,090	$78,823	$12,144	$—	$—

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials and has until March 15, 2027 to take delivery of purchased items. Further details are included in Item 1, Note 14, Commitments

2) The amount shown here represents the oustanding principal at par of the Company’s 5.00% Convertible Senior Notes due 2026 issued in June 2023 (the “5.00% Notes”), including subsequently issued PIK Notes (as defined below).

3) The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company will pay interest on the 5.00% Notes by payment-in-kind, through the issuance of additional 5.00% Notes (“PIK Notes”). The amount shown here represents interest for which PIK Notes have not yet been issued.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or collection of the exclusivity fee from BD in accordance with the Sales and Marketing Agreement with BD.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

Cash Flow Summary
	Six Months Ended June 30,
	(in thousands)
	2024	2023	$ Change
Net cash used in operating activities	$(16,035)	$(24,188)	$8,153
Net cash (used in) provided by investing activities	(515)	9,124	(9,639)
Net cash provided by financing activities	12,835	9,729	3,106

Cash flows from operating activities

During the six months ended June 30, 2024, net cash used in operating activities was primarily the result of net losses, partially offset by losses on fair value adjustments, amortization of debt discount, equity-based compensation, depreciation and amortization, and paid-in-kind interest.

During the six months ended June 30, 2023, net cash used in operating activities was primarily the result of net losses, partially offset by losses on extinguishment of debt, extinguishment of debt with related party, losses on derivative, equity-based compensation, and depreciation and amortization.

Cash flows from investing activities

Net cash used in investing activities was $0.5 million for the six months ended June 30, 2024, resulting from the purchases of equipment.

Net cash provided by investing activities was $9.1 million for the six months ended June 30, 2023, primarily resulting from maturities of marketable securities.

Cash flows from financing activities

Net cash provided by financing activities was $12.8 million for the six months ended June 30, 2024, which was primarily related to proceeds from the sale and issuance of Units and Pre-Funded Units.

Net cash used in financing activities was $9.7 million for the six months ended June 30, 2023. The Company had proceeds from issuance of common stock of $4.0 million, proceeds from issuance of 5.00% Notes of $10.0 million, which were partially offset by debt and equity issuance costs of $3.7 million.

Financing Activity

Convertible Notes

On June 9, 2023, the Company issued $66.9 million aggregate principal amount of 5.00% Notes in connection with the Restructuring Transactions described in Item 1, Note 9, Convertible Notes. The 5.00% Notes mature on December 15, 2026 and bear interest at a rate of 5.00% per annum, payable in kind. Interest is payable semi-annually in arrears June 15 and December 15 of each year, commencing on December 15, 2023. The 5.00% Notes, including any 5.00% Notes issued as a result of the payment of interest in kind, will be convertible into shares of the Company’s common stock at an initial conversion price of approximately $7.20 per share, which reflects the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of 5.00% Notes. The initial conversion price was subject to adjustment based on the positive difference between the 31 to 90 day volume-weighted average price, subject to a cap of $8.30 per share. On October 18, 2023, the Company evaluated the conversion rate in accordance with the terms of the 5.00% Notes and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes. Upon conversion of the 5.00% Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election.

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

In connection with the Restructuring Transactions, approximately $55.9 million aggregate principal amount of 2.50% Notes were exchanged for approximately $56.9 million aggregate principal amount of 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022. In April 2024, the Company settled the outstanding balance of its 2.50% Notes. The payment of approximately $0.8 million satisfied all outstanding principal and accrued interest remaining on the 2.50% Notes.

During the year ended 2023 and the first six months of 2024, certain holders of 5.00% Notes converted a portion of the 5.00% Notes held by them for the Company's common stock. See Item 1, Note 9, Convertible Notes for additional information.

As of June 30, 2024, $69.2 million aggregate principal amount of 5.00% Notes were outstanding.

See Item 1, Note 9, Convertible Notes for additional information.

Sales of Equity Securities

The Company has historically completed multiple equity raises through sales of its common stock and preferred stock in both public and private offerings, including the recent transactions below.

In March 2022, the Company entered into a securities purchase agreement (the “March 2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of approximately 0.2 million shares of the Company’s common stock to the Schuler Trust for an aggregate purchase price of $4.0 million. In June 2023 in connection with the Restructuring Transactions, the Company amended the March 2022 Securities Purchase Agreement and issued and sold approximately 0.5 million shares of the Company’s common stock to the Schuler Trust for proceeds of $4.0 million.

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

In January 2024, the Company completed the January 2024 Public Units Offering consisting of 6.8 million units (the “Units”), each consisting of one share of common stock and one warrant to purchase one share of common stock (each, a “Common Warrant”), and for certain investors in lieu thereof, pre-funded Units (the “Pre-Funded Units”), each consisting of one pre-funded warrant to purchase one share of common stock (each, a “Pre-Funded Warrant”), and one warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each Pre-Funded Unit was $1.49.

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

Pursuant to the subscription agreement entered into between the Schuler Trust and the Company in connection with the private placement offering of Units, the Schuler Trust also agreed to purchase an additional 1.6 million Units at a purchase price of $1.73 per unit on or before May 20, 2024. On May 20, 2024, the Company completed the sale of such additional Units to the Schuler trust for gross proceeds of approximately $2.7 million (before deducting underwriting discounts and commissions and other expenses payable by the Company and excluding any proceeds that may be received upon the exercise of the Common Warrants).

Aggregate net proceeds from the January 2024 Public Units Offering and private placement offering of Units (including the additional Units purchased by the Schuler Trust in May 2024) for the six months ended June 30, 2024 were approximately $13.7 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in Part II, Item 7 of the 2023 10-K, except as it relates to the accounting for the warrants issued in the January 2024 Public Units Offering and related private placement offerings as described in the notes to the accompanying condensed consolidated financial statements (see Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies and Item 1, Note 17, Stockholders' Deficit for additional information).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Capital Market, which could affect its market price and liquidity. In addition, if our common stock is delisted, we would be required to offer to repurchase our 5.00% Notes and, if unable to do so, would be in default under our 5.00% Notes and our obligations under our 16.00% Notes may be accelerated.

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

If we do not regain compliance with the MVLS Requirement by the MVLS Compliance Date, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. We are evaluating potential actions to regain compliance with the MVLS Requirement, and we intend to actively monitor the market value of our common stock. There can be no assurance that we will regain compliance with the MVLS Requirement or otherwise maintain compliance with any of the other Nasdaq listing requirements.

Any delisting of our common stock from The Nasdaq Capital Market or any of The New York Stock Exchange, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors) would be a “Fundamental Change” under our 5.00% Notes, which would trigger a right by the holders thereof to require us to repurchase the then outstanding 5.00% Notes. In such an event, we would need to seek financing to repurchase the 5.00% Notes, and there is no guarantee that such financing would be available or on terms acceptable to us. If noteholders demanded a repurchase of such 5.00% Notes and we were unable to finance the repurchase, or if we failed to deliver notice of the noteholders’ right to repurchase, we would be in default under the 5.00% Notes Indenture. Such default would also constitute an event of default under the 16.00% Notes Indenture and the holders of the 16.00% Notes would have the right, but not the obligation, to declare all of the outstanding amounts owing thereunder due and payable as well. As a result, in the event our common stock is delisted, we would likely have to seek some combination of waivers from our noteholders and seek new capital through the sale of equity or debt securities on terms that may be onerous or highly dilutive. If we are unable to obtain such waivers or raise new capital to meet these obligations if they become due, we may have to delay expenditures, reduce the scope of our operations, reduce or eliminate one or more of our research and development activities, make significant changes to our operating plan, pursue a merger or other transaction involving a change of control, restructure our outstanding debt, seek relief under the Chapter 11, or cease our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2024, other than as reported in our Current Reports on Form 8-K filed with the SEC.

We did not purchase any shares of our common stock during the six months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 29, 2024, each of Jack Phillips, the Company’s President, Chief Executive Officer and member of the board of directors, David Patience, the Company’s Chief Financial Officer, and Lawrence Mertz, the Company’s Chief Technology Officer, were granted restricted stock units (“RSUs”) and performance stock units (“PSU’s”). In accordance with the applicable award agreements relating to such grants, each of these executive officers entered into “sell-to-cover” arrangements that constitute “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K), mandatorily authorizing the pre-arranged sale of shares to satisfy tax withholding obligations arising solely from the vesting of the RSUs and PSUs, as applicable, and the related issuance of shares. The amount of shares to be sold to satisfy the tax withholding obligations under these arrangements will be dependent on the trading price of the Company’s common stock at the time of the vesting of the RSUs and PSUs, as applicable. The duration of each these arrangements is until the final vesting date of the applicable RSUs or PSUs, or each officer’s earlier termination of employment.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.1.7	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
3.1.8	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
10.1	Second Amendment to the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

August 8, 2024	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	/s/ David Patience
David Patience Chief Financial Officer
(Principal Financial and Accounting Officer)