Form 10-Q
period 2024-09-30
Accelerate Diagnostics, Inc
filed 2024-11-07
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission file number: 001-31822
ACCELERATE DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware		84-1072256
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification No.)

3950 South Country Club Road,	Suite 470
Tucson,	Arizona	85714
(Address of principal executive offices)		(Zip Code)

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

At November 5, 2024, 25,043,822 shares of common stock were outstanding, net of treasury shares.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2024	2023

	Unaudited
ASSETS
Current assets:
Cash and cash equivalents	$19,691	$12,138
Investments	1,221	1,081
Trade accounts receivable, net	2,027	2,622
Inventory	2,978	3,310
Prepaid expenses	529	380
Purchase obligation - put option asset	—	3,419
Other current assets	990	1,516
Total current assets	27,436	24,466
Property and equipment, net	2,878	2,389
Finance lease assets, net	626	1,518
Operating lease right of use assets, net	612	1,177
Other non-current assets	763	1,816
Total assets	$32,315	$31,366
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,714	$4,796
Accrued liabilities	2,940	3,243
Accrued interest	1,010	164
Deferred revenue and income, current	671	1,545
Current portion of convertible notes	—	726
Common warrant liability	8,001	—
Finance lease, current	115	583
Operating lease, current	807	977
Total current liabilities	18,258	12,034
Finance lease, non-current	47	262
Operating lease, non-current	—	570
Deferred income, non-current	2,469	1,122
Other non-current liabilities	2,017	1,164
Notes payable, non-current	14,995	—
Convertible notes, non-current	43,010	36,102
Total liabilities	80,796	51,254

Commitments (see Note 15)

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	September 30,	December 31,
	2024	2023

	Unaudited
Stockholders’ deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with no shares issued and outstanding on September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value;
450,000,000 common shares authorized with 24,886,822 shares issued and outstanding on September 30, 2024 and 14,569,500 shares issued and outstanding on December 31, 2023	25	14
Contributed capital	706,931	694,634
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(709,313)	(668,857)
Accumulated other comprehensive loss	(1,057)	(612)
Total stockholders’ deficit	(48,481)	(19,888)
Total liabilities and stockholders’ deficit	$32,315	$31,366

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Unaudited
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$2,975	$3,299	$8,882	$9,032

Cost of sales	2,119	2,008	6,627	5,931
Inventory write-down	—	1,184	—	1,184
Total cost of sales	2,119	3,192	6,627	7,115

Gross profit	856	107	2,255	1,917

Costs and expenses:
Research and development	3,838	6,996	12,914	19,783
Sales, general and administrative	5,636	7,761	16,719	25,432
Total costs and expenses	9,474	14,757	29,633	45,215

Loss from operations	(8,618)	(14,650)	(27,378)	(43,298)

Other income (expense):
Interest expense	(3,593)	(2,205)	(8,632)	(3,798)
Interest expense related-party	—	—	—	(1,817)
Gain (loss) on extinguishment of debt	—	51	—	(6,499)
(Loss) on extinguishment of debt related-party	—	—	—	(6,755)
Gain on extinguishment of accounts payable	—	—	743	—
Gain (loss) on fair value adjustments	(3,194)	18,056	(5,413)	13,026
Foreign currency exchange gain (loss)	523	(428)	279	(170)
Interest income	179	246	495	921
Other income (expense), net	64	(29)	(550)	56
Total other income (expense), net	(6,021)	15,691	(13,078)	(5,036)

Net income (loss) before income taxes	(14,639)	1,041	(40,456)	(48,334)
Provision for income taxes	—	(131)	—	(286)
Net income (loss)	$(14,639)	$910	$(40,456)	$(48,620)

Basic net income (loss) per share	$(0.59)	$0.06	$(1.78)	$(4.13)
Basic weighted average shares outstanding	24,915	14,433	22,667	11,777

Other comprehensive loss:
Net income (loss)	$(14,639)	$910	$(40,456)	$(48,620)
Net unrealized gain on debt securities available for sale	—	—	—	28
Foreign currency translation adjustment	(609)	293	(445)	12
Comprehensive income (loss)	$(15,248)	$1,203	$(40,901)	$(48,580)
See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
Unaudited
(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,456)	$(48,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,613	2,434
Equity-based compensation	3,418	4,023
Amortization of debt discount and issuance costs	6,025	2,060
Paid-in-Kind (PIK) Interest	2,036	—
Amortization of debt discount related-party	—	1,033
Provision for bad debts	95	252
Loss on disposal of property and equipment	106	134
Unrealized gain on equity investments	(129)	(61)
Units offering issuance cost	680	—
Loss on extinguishment of debt	—	6,499
Loss on extinguishment of debt with related party	—	6,755
Gain on extinguishment of accounts payable	(743)	—
Loss (gain) on fair value adjustments	5,413	(13,026)
Inventory write-down	—	1,184
(Increase) decrease in assets:
Accounts receivable	510	(283)
Inventory	(37)	298
Prepaid expense and other	597	737
Increase (decrease) in liabilities:
Accounts payable	661	218
Accrued liabilities and other	(1,234)	261
Accrued interest	846	1,738
Accrued interest due to related party	—	784
Deferred revenue and income	473	1,139
Net cash used in operating activities	(19,126)	(32,441)

Cash flows from investing activities:
Purchases of equipment	(509)	(925)
Maturities of marketable securities	—	9,695
Net cash (used in) provided by investing activities	(509)	8,770

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
Unaudited
(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from financing activities:
Proceeds from issuance of Units to related party	4,750	—
Proceeds from issuance of Units	10,232	—
Units offering issuance cost	(1,234)	—
Proceeds from issuance of common stock to related party	—	4,000
Proceeds from exercise of warrants	502	—
Payments on finance leases	(683)	(1,357)
Proceeds from issuance of 16.00% Notes	15,000	—
Transaction costs related to debt and equity issuances	(202)	(3,731)
Proceeds from issuance of 5.00% Notes	—	10,000
Payment of debt	(726)	—
Net cash provided by financing activities	27,639	8,912

Effect of exchange rate on cash	(451)	16

Increase (decrease) in cash and cash equivalents	7,553	(14,743)
Cash and cash equivalents, beginning of period	12,138	34,905
Cash and cash equivalents, end of period	$19,691	$20,162

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment	$321	$88

Non-cash financing activities:
Accrued debt issuance costs	$566	$—
Extinguishment of 5.00% Notes through issuance of common stock	$43	$330
Capital contribution from the exchange of secured note and accrued interest through the issuance of common stock with related party	$—	$25,363
Exchange of 2.50% Notes and accrued interest for 5.00% Notes	$—	$56,893
Debt premium on issuance of 5.00% Notes	$—	$6,023
Bifurcated derivative liability	$—	$38,160
Extinguishment of derivative liability in connection with extinguishment of 5.00% Notes	$—	$380
Issuance of common stock in connection with extinguishment of 5.00% Notes	$—	$658

Supplemental cash flow information:
Interest paid	$33	$—

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Preferred stock shares outstanding
Beginning	—	—	—	3,955
Conversion of preferred stock into common stock with related party	—	—	—	(3,955)
Ending	—	—	—	—

Preferred stock
Beginning	$—	$—	$—	$4
Conversion of preferred stock into common stock with related party	—	—	—	(4)
Ending	$—	$—	$—	$—

Common stock shares outstanding
Beginning	23,681	14,358	14,570	9,749
Issuance of common stock	1,072	—	6,837	—
Issuance of common stock to related party	—	—	2,750	488
Restricted stock awards released	134	53	719	346
Issuance of shares to retire convertible notes and derivative	—	94	11	94
Conversion of preferred stock into common stock with related party	—	—	—	396
Issuance of shares to retire secured promissory note with related party	—	—	—	3,432
Ending	24,887	14,505	24,887	14,505

Common stock
Beginning	$24	$14	$14	$10
Issuance of common stock	1	—	7	—
Issuance of common stock to related party	—	—	3	1
Restricted stock awards released	—	—	1	—
Issuance of shares to retire secured promissory note with related party	—	—	—	3
Ending	$25	$14	$25	$14

See accompanying notes to condensed consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)
Unaudited
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contributed capital
Beginning	$705,280	$663,812	$694,634	$630,428
Proceeds from issuance of common stock, net of issuance costs	502	—	4,871	—
Capital contribution from modification of securities purchase agreement with related party	—	—	—	1,805
Proceeds from issuance of common stock to related party, net of issuance costs	—	—	2,964	3,996
Pre-funded warrants, net of issuance costs	—	—	1,077	—
Issuance of shares to retire secured promissory note with related party	—	—	—	25,363
Issuance of shares to retire convertible notes	—	658	43	658
Equity-based compensation	1,149	1,769	3,342	3,946
Reclassification of common stock par value due to reverse stock split	—	—	—	43
Ending	$706,931	$666,239	$706,931	$666,239

Accumulated deficit
Beginning	$(694,674)	$(656,769)	$(668,857)	$(607,239)
Net income (loss)	(14,639)	910	(40,456)	(48,620)
Ending	$(709,313)	$(655,859)	$(709,313)	$(655,859)

Treasury stock
Beginning	$(45,067)	$(45,067)	$(45,067)	$(45,067)
Ending	$(45,067)	$(45,067)	$(45,067)	$(45,067)

Accumulated other comprehensive loss
Beginning	$(449)	$(653)	$(612)	$(400)
Net unrealized gain on debt securities available-for-sale	—	—	—	28
Foreign currency translation adjustment	(608)	293	(445)	12
Ending	$(1,057)	$(360)	$(1,057)	$(360)

Total stockholders' deficit	$(48,481)	$(35,033)	$(48,481)	$(35,033)

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $709.3 million as of September 30, 2024. During the nine months ended September 30, 2024, the Company had a net loss of $40.5 million and negative cash flows from operations of $19.1 million. The Company had working capital of $9.2 million as of September 30, 2024.

In March 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal and any interest related to the 2.50% Notes that was due and payable on March 15, 2023. In April 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”). In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement. Further details of the Forbearance Agreement and Restructuring Transactions are included in Note 10, Convertible Notes.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”) of Units and Pre-Funded Units (each, as defined in Note 18, Stockholders' Deficit). Concurrently with the completion of the January 2024 Public Units Offering, the Company sold Units to the Schuler Trust and to the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Aggregate net proceeds after transaction expenses were $11.0 million. In connection with the January 2024 Public Units Offering, the Schuler Trust agreed to and subsequently purchased additional Units in May 2024 for net proceeds of $2.7 million. Further information and a description of the Units and the Pre-Funded Units are included in Note 18, Stockholders' Deficit.

In August 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with certain investors named therein pursuant to which the Company issued $15.0 million aggregate principal amount of the Company’s 16.00% Super-Priority Senior Secured PIK Notes due 2025 (the “16.00% Notes”). Further information and a description of the 16.00% Notes are included in Note 9, Long Term Debt.

As of September 30, 2024, the Company had $20.9 million in cash and cash equivalents and investments, an increase of $7.7 million from $13.2 million at December 31, 2023. The primary reason for the increase was due to proceeds from the sale and issuance of Units and Pre-Funded Units and proceeds from the issuance of 16.00% Notes during the nine months ended September 30, 2024, partially offset by cash used in operations. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno® system, development of complementary products and development of its next generation technology, the Accelerate WAVE™ system. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital.

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company believes it has funding to allow it to progress its development and operational goals discussed in this report, it is not expected to be sufficient to fund the Company’s operations through twelve months from the issuance of these financial statements. See Note 9, Long Term Debt, Note 10, Convertible Notes, Note 11, Related-Party Transactions and Note 18, Stockholders' Deficit for additional detail.

Management currently believes that it will be necessary for the Company to secure additional funds to continue its existing business operations and to fund its obligations. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, changes in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may impact, the cost of debt financing or refinancing existing debt.

In September 2024, the Company announced that it has retained Perella Weinberg Partners to assist with the review of strategic alternatives. Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, its business strategy; or discontinue its operations entirely.

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

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the filing date of this report, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the filing date of this report.

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to the collectability of receivables and related credit loss allowances, inventory valuation and related reserves, impairment of property and equipment, accrued liabilities, warranty liabilities, convertible notes, derivative instruments, fair value instruments, tax valuation accounts and uncertain tax positions, equity–based compensation, revenue and leases. Actual results could differ materially from those estimates.

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

The allowance for credit losses over trade receivables and net investment in sales-type leases for the three and nine months ended September 30, 2024 and 2023 is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$585	$314	$590	$324
Provisions, net	17	253	95	252
Credit losses	(36)	(20)	(119)	(29)
Ending balance	$566	$547	$566	$547

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

Annually, the Company identifies potential impairment indicators related to instruments installed at customer sites under rental agreements that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment includes consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. No material impairment charges were recorded for the three and nine months ended September 30, 2024 and 2023.

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

Product warranty reserve activity for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$181	$182	$194	$225
Provisions (reversals), net	(1)	(3)	83	101
Warranty cost incurred	(18)	(6)	(115)	(153)
Ending balance	$162	$173	$162	$173

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

Accounting for Derivatives

Upon issuance of the Company’s 5.00% Convertible Senior Notes due 2026 (the “5.00% Notes”), each holder has the right, at their option, to convert any portion to common stock (“Conversion Option”). The conversion price initially was not fixed and therefore, the Conversion Option represented a derivative financial instrument and was recorded at its estimated fair value as a derivative liability in the condensed consolidated balance sheets through October 17, 2023, the date at which the conversion price was fixed. Changes in the fair value of the derivative financial instrument were recognized in gain on fair value adjustment within the condensed consolidated statements of operations and comprehensive loss. The derivative liability was derecognized and reclassified to equity as of October 17, 2023 once the conversion price was fixed and after completion of the final mark-to-market fair value adjustment as of that date.

See Note 10, Convertible Notes for further information regarding the Conversion Option.

Warrants

The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified, meet the definition of a derivative instrument, and do not qualify for any scope exceptions for derivative instrument accounting are measured at fair value at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the unaudited condensed consolidated statements of operations and comprehensive loss. Warrants that are equity-classified are recorded as contributed capital on the condensed consolidated statements of stockholders’ deficit without further remeasurement.

See Note 18, Stockholders' Deficit for further information and related disclosures.

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

Sales commissions earned by the Company’s sales force and external sales agents are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the three and nine months ended September 30, 2024.

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

See Note 13, Employee Equity-Based Compensation for further information.

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

Our ability to use our tax loss carryforwards to offset future taxable income for U.S. federal and state income tax purposes may be limited pursuant to Internal Revenue Code Section 382 and similar provisions of U.S. state tax law. The Company previously conducted a limited analysis of the impact of Section 382 which indicted that we have not been subject to an ownership change as defined by Section 382 for the tax years 2017 through 2023.

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

Income (Loss) Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding (including shares underlying Pre-Funded Warrants (as defined in Note 18, Shareholders’ Deficit) warrants with only nominal cost to exercise) for the period. Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs, and warrants (other than Pre-Funded Warrants, which are already included in the weighted average number of common shares outstanding), as well as shares that would be outstanding if the 5.00% Notes were converted. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

See Note 12, Income (Loss) Per Share, for further information.

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

As of September 30, 2024, one of the Company's financial institutions held 79% of the Company’s cash and cash equivalents. As of December 31, 2023, two of the Company’s financial institutions held 61% and 25% of the Company’s cash and cash equivalents.

The Company grants credit to domestic and international customers in various industries. Exposure to losses on accounts receivable is principally dependent on each customer’s financial position. The Company had one customer that accounted for 16% and 13% of the Company’s net accounts receivable balance as of September 30, 2024 and December 31, 2023, respectively.

The Company had one customer that represented 11% and 12% of the Company’s net sales for the three and nine months ended September 30, 2024, respectively. The Company did not have any customers that represented 10% or more of the Company’s total revenue for the three and nine months ended September 30, 2023.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis

The following tables and discussion below represent the financial instruments measured at fair value on a recurring basis in the condensed consolidated financial statements of the Company and the valuation approach applied to each class of financial instruments at September 30, 2024 and December 31, 2023:

	September 30, 2024
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$15,739	$—	$—	$15,739
Total cash and cash equivalents	15,739	—	—	15,739
Equity investments:
Mutual funds	1,221	—	—	1,221
Total equity investments	1,221	—	—	1,221
Total assets measured at fair value	$16,960	$—	$—	$16,960
Liabilities:
Common Warrants	$—	$—	$8,001	$8,001

	December 31, 2023
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,406	$—	$—	$7,406
Total cash and cash equivalents	7,406	—	—	7,406
Equity investments:
Mutual funds	1,081	—	—	1,081
Total equity investments	1,081	—	—	1,081
Purchase obligation put option asset	—	—	3,419	3,419
Total assets measured at fair value	$8,487	$—	$3,419	$11,906

Level 1: Assets are priced using quoted prices in active markets for identical assets which include money market funds, U.S. Treasury securities and mutual funds as these specific assets are liquid;

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

Liabilities for Which Fair Value Is Only Disclosed

As of September 30, 2024 and December 31, 2023, the 5.00% Notes had an outstanding principal amount of $69.2 million and $67.6 million, respectively, and a fair value of $51.6 million and $50.8 million, respectively, using Level 3 measurement assumptions. See Note 10, Convertible Notes for further detail on the 5.00% Notes.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. The remaining balance due under the 2.50% Notes was fully settled in April 2024. The amortized carrying amount of the 2.50% Notes was $0.7 million as of December 31, 2023, which approximates the related fair value due to the instrument being fully matured and payable. See Note 10, Convertible Notes for further detail on the 2.50% Notes.

NOTE 5. INVESTMENTS

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at September 30, 2024 and December 31, 2023 was $1.2 million and $1.1 million, respectively

Unrealized gains or losses on equity securities recorded in other income (expense), net during the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unrealized gain on equity investments	$13	$(29)	$129	$61

These unrealized gains or losses are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities for each of the three and nine months ended September 30, 2024 and 2023.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventories consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,299	$1,268
Work in process	446	648
Finished goods	1,233	1,394
Total inventory	$2,978	$3,310

During the three and nine months ended September 30, 2023, the Company recorded a charge of $1.2 million to write-down excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products. This write-down primarily reduced the value of work in process inventory as of September 30, 2023.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net is recorded at cost and consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Computer equipment	$3,571	$3,464
Technical equipment	4,232	3,135
Facilities	3,688	3,688
Instruments	3,155	3,004
Capital projects in progress	221	109
Total property and equipment	14,867	13,400
Accumulated depreciation	(11,989)	(11,011)
Property and equipment, net	$2,878	$2,389

Depreciation expense for the three and nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$343	$315	$1,025	$1,023

Instruments at cost and related accumulated depreciation where the Company is the lessor under operating leases consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Instruments at cost under operating leases	$2,292	$2,010
Accumulated depreciation under operating leases	(1,460)	(1,194)
Property and equipment under operating leases, net	$832	$816

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

Contract liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Products and services not yet delivered	$671	$540
BD deferred exclusivity fee	—	1,005
Deferred revenue and income, current	$671	$1,545

Australia R&D tax incentive	$2,469	$1,122
Total deferred income, non-current	$2,469	$1,122

The Company recognized $0.2 million of revenue that was included in the beginning contract liabilities balances for each of the three months ended September 30, 2024 and 2023 and $0.5 million for each of the nine months ended September 30, 2024 and 2023. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of September 30, 2024, $3.2 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between one and six year terms and revenue is recognized as reagents are shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide a one to five year term and revenue is recognized on a straight-line basis.

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

The following table presents the activity related to the BD commercial agreement for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Exclusivity fees received	$—	$—	$—	$750
Amortized exclusivity fees	(408)	(108)	(1,005)	(750)
Agent fees incurred	224	271	658	782
Expense (income)	$(184)	$163	$(347)	$32

Australia R&D Tax Incentive

As discussed further in Note 14, Income Taxes, in July 2023 and July 2024, the Company received a research and development tax incentive from Australia (“Australia R&D Tax Incentive”) totaling $1.1 million and $1.2 million, respectively, from the Australian government which is fully reserved as the sustainability of the respective amounts upon potential examination by the Australian tax authority is uncertain. These amounts, including any foreign exchange revaluations, are recorded as deferred income, non-current in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

NOTE 9. LONG TERM DEBT

16.00% Notes

On August 8, 2024, the Company entered into the Note Purchase Agreement with certain investors named therein pursuant to which the Company issued $15.0 million aggregate principal amount of the 16.00% Notes.

The carrying value of the 16.00% Notes consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Principal	$15,347	$—
Accretion of exit premium	380	—
Unamortized debt issuance costs	(732)	—
Net carrying amount	$14,995	$—

The 16.00% Notes will mature on December 31, 2025, and bear interest at a rate of 16.00% per annum, payable in kind. Interest on the 16.00% Notes is payable in kind by the Company quarterly in arrears on the last business day of each March, June, September and December, beginning on September 30, 2024.

Interest expense related to the Company’s 16.00% Note obligation consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual coupon interest	$348	$—	$348	$—
Amortization of premium, discount and issuance costs, net	416	—	416	—
Total interest expense	$764	$—	$764	$—

The effective interest rate on the 16.00% Notes is 80.9%. The Company may at any time redeem the 16.00% Notes, in whole or in part, at a redemption price equal to the sum of the outstanding principal, all accrued and unpaid interest, and an applicable Exit Premium (as defined below).

Contemporaneously with the Note Purchase Agreement, the Company also entered into an indenture,

dated August 8, 2024 (the “16.00% Notes Indenture”), with a trustee that provides that the 16.00% Notes will be secured by a super-priority security interest in the same collateral that secures the Company’s outstanding 5.00% Notes. See Note 10, Convertible Notes fro additional detail.

The 16.00% Notes Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee, by notice to the Company, or the holders of the 16.00% Notes representing at least a majority in aggregate principal amount of the outstanding 16.00% Notes, by notice to the Company and the trustee, may declare 100% of the principal of, the premium (including the Exit Premium) and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes to be due and payable immediately.

Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal, the premium (including the Exit Premium (as defined below)), and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes will automatically become immediately due and payable.

Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any portion of the outstanding 16.00% Notes at a price in cash equal to 100% of the aggregate principal amount of the 16.00% Notes repurchased, plus the premium (including the Exit Premium), and all accrued and unpaid interest to, but excluding, the date of repurchase.

Upon the occurrence of any repayment (including at maturity or in connection with a change of control or an asset sale) or redemption or acceleration upon any event of default, the Company is required to pay the investors a fee equal to a certain percentage of the aggregate principal amount of the 16.00% Notes then outstanding plus accrued and unpaid interest thereon, which fee shall be equal to 30.00% if any such event occurs on or prior to June 30, 2025 and equal to 42.50% if any such event occurs on July 1, 2025 and thereafter (the “Exit Premium”). The Company also contemporaneously entered into other customary ancillary agreements in connection with the issuance of the 16.00% Notes.

The 16.00% Notes Indenture also contains various affirmative, negative and financial covenants that, among other things, may restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create certain liens, merge or consolidate with another entity, pay dividends or repurchase stock, and sell all or substantially all of their assets.The 16.00% Notes Indenture also contains various affirmative, negative and financial covenants that, among other things, may restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create certain liens, merge or consolidate with another entity, pay dividends or repurchase stock, and sell all or substantially all of their assets.

Repayment of the 16.00% Notes inclusive of the Exit Premium resulted in the Notes being issued at a substantial discount. Accordingly, the associated prepayment contingencies were evaluated as an embedded feature of the Notes that requires bifurcation as a derivative liability. The fair value of the prepayment derivative liability was calculated using the “with and without” methodology at loan issuance. The “with and without” methodology involves valuing the term loan on an as-is basis and then valuing the term loan without the embedded derivative. As the Exit Premium is due on repayment regardless of contingency, there is nominal difference in the value of the term loan using the “with and without” methodology, and the derivative liability was determined to have no value as of issuance and as of September 30, 2024.

NOTE 10. CONVERTIBLE NOTES

The Company’s outstanding convertible notes consisted of the 5.00% Notes as of September 30, 2024, and the 2.50% Notes and the 5.00% Notes as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, the convertible note obligations were classified as follows in the condensed consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
2.50% Notes	$—	$726
5.00% Notes	$43,010	$36,102
Total convertible notes	$43,010	$36,828
Current portion of convertible notes	$—	$726
Convertible notes, non-current	$43,010	$36,102

Interest expense related to the Company’s convertible note obligations consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual coupon interest	$865	$838	$2,564	$1,730
Amortization of premium, discount and issuance costs, net	1,947	1,367	5,262	2,060
Total interest expense on convertible notes	$2,812	$2,205	$7,826	$3,790

2.50% Notes

The carrying value of the 2.50% Notes was included in current portion of convertible notes and consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Outstanding principal	$—	$726
Unamortized debt issuance	—	—
Net carrying amount	$—	$726

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

In August 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note with an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock (the “2022 Warrant”) at an exercise price of $21.20 per share (the “Exercise Price”). See Note 11, Related-Party Transactions for additional information.

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

Restructuring Support Agreement and June 2023 Restructuring Transactions

In April 2023, the Company entered into the Restructuring Support Agreement with certain holders of the 2.50% Notes, the holder of the Secured Note and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure. In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement whereby the Company:
•Exchanged approximately $55.9 million aggregate principal amount of the 2.50% Notes for approximately $56.9 million aggregate principal amount of newly issued 5.00% Notes, which was inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022, of $1.0 million;
•Issued and sold an additional $10.0 million aggregate principal amount of 5.00% Notes;
•Amended and repurchased the Secured Note, plus accrued interest, by issuing approximately 3.4 million shares of the Company’s common stock;
•Issued approximately 0.4 million shares of the Company’s common stock upon conversion of all of the Company’s outstanding Series A Preferred Stock;
•Amended the securities purchase agreement that the Company entered into with the Schuler Trust in March 2022 (the “March 2022 Securities Purchase Agreement”) and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and
•Entered into a purchase agreement with the Schuler Trust (the “Schuler Purchase Obligation”) pursuant to which the Schuler Trust was required, prior to December 15, 2023 (which was subsequently amended and extended to February 15, 2024), to either purchase an aggregate $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option.
Further details regarding the Secured Note, March 2022 Securities Purchase Agreement, Series A Preferred Stock, and Schuler Purchase Obligation are included in Note 11, Related-Party Transactions.

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

5.00% Notes

The carrying value of the 5.00% Notes consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Outstanding principal at par	$69,243	$67,634
Unamortized debt premium	4,500	5,408
Unamortized debt discount	(28,509)	(34,267)
Unamortized debt issuance costs	(2,224)	(2,673)
Net carrying amount	$43,010	$36,102

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

The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company pays interest on the 5.00% Notes by payment-in-kind (“PIK”), through the issuance of additional 5.00% Notes (“5.00% PIK Notes”). The amount is paid to holders by increasing the principal amount of each outstanding 5.00% Note by an amount equal to the interest payable for the applicable interest period. The Company calculates PIK interest semi-annually on June 15 and December 15, on a compound basis based on the stated rate of 5.00%.

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

Management determined the Conversion Option met the derivative bifurcation criteria under ASC 815 at inception through October 17, 2023, the date at which the conversion rate became fixed. During that period the derivative instrument was bifurcated and adjusted to fair value through earnings, using Level 3 inputs, at each reporting date with a final mark-to-market adjustment once the Conversion Option became fixed at the end of the day on October 17, 2023 and no longer met the bifurcation criteria. The fair value of the Conversion Option and a derivative liability of $38.2 million as of the transaction date was recorded as a debt issuance discount at inception. The Company also incurred issuance costs of $3.0 million. The debt premium, debt discount and debt issuance costs are being amortized using the effective interest method over the 3.5 year contractual term of the 5.00% Notes. The effective interest rate on the 5.00% Notes is 27.6%. As of September 30, 2024, the number of shares of common stock issuable upon conversion of the 5.00% Notes was 9.6 million shares, based on the Fixed Conversion Rate.

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
In August 2023, certain holders of the 5.00% Notes opted to convert approximately $0.7 million aggregate principal amount of 5.00% Notes for approximately 94,000 shares of the Company’s common stock at the Initial Conversion Rate (the “Initial Conversion Rate Conversions”).

Subsequent Conversion Option transactions were at the Fixed Conversion Rate (the “Fixed Conversion Rate Conversions”) and include $0.3 million aggregate principal amount of 5.00% Notes converted for approximately 39,000 shares of the Company’s common stock for the year ended December 31, 2023 and $0.1 million aggregate principal amount of 5.00% Notes converted for approximately 11,000 shares of the Company’s common stock for the nine months ended September 30, 2024.

Under ASC 470-50-40, the Initial Conversion Rate Conversions qualified as an extinguishment. These conversions of 5.00% Notes were included within the bifurcated Conversion Option classified as a derivative liability. Upon the Initial Conversion Rate Conversions, the 5.00% Notes and the derivative liability were derecognized at their carrying amounts and the common stock was measured at its then-current fair value, with the difference recorded as a gain on the extinguishment of the applicable liability. For the nine months ended September 30, 2023, the Company reported no gain (loss) on extinguishment of exchanged convertible notes. The value of the shares of common stock issued in connection Fixed Conversion Rate Conversions was recorded to contributed capital.

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

As of September 30, 2024 and December 31, 2023, the 5.00% Notes are carried at amortized cost with an estimated fair value of $51.6 million and $50.8 million, respectively. The table below summarizes the significant inputs used to estimate the fair value of the 5.00% Notes as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Coupon rate	5.00%	5.00%
Term (years)	2.3	3
Volatility	53.00%	55.00%
Risk-free rate	3.69%	4.02%
Discount yield	24.70%	25.00%

The volatility used to estimate the fair value of the 5.00% Notes is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

As of September 30, 2024 and December 31, 2023, $1.0 million and $0.1 million of accrued interest, respectively, related to the 5.00% Notes is included on the condensed consolidated balance sheets.

NOTE 11. RELATED-PARTY TRANSACTIONS

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

The 2022 Warrant may be exercised through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the 2022 Warrant. The 2022 Warrant is exercisable for up to 247,171 shares of the Company’s common stock and may be exercised in whole or in part at any time during the exercise period. Such number of shares and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the 2022 Warrant. The Company determined that the 2022 Warrant meets the criteria for classification in stockholders’ equity and was recorded in equity and initially measured at fair value on the issuance date. The fair value of the 2022 Warrant at issuance was $3.8 million and was estimated using the Black-Scholes option pricing model. The fair value of the 2022 Warrant was a non-recurring measurement that is categorized as Level 3 within the fair value hierarchy as it is based on Level 2 and Level 3 inputs. No portion of the 2022 Warrant has been exercised as of September 30, 2024.

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

The transaction qualified as an extinguishment of debt, and the reacquisition price of the extinguished debt was determined to be the fair value of the common stock issued in the transaction. The closing price of the Company’s common stock on June 9, 2023, the date of the extinguishment, was $7.40 and was used to estimate the fair value of the common stock, which was $25.4 million. The carrying amount of the Secured Note and associated accrued interest being extinguished was determined to be $19.3 million. This resulted in a net loss on extinguishment of $6.1 million, which was recorded to loss on extinguishment of debt with related party in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023.

Conversion of Series A Preferred Stock to Common Stock

In September 2021, the Company entered into a securities purchase agreement with the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC (collectively, the ”Schuler Purchasers”) for the issuance and sale by the Company of an aggregate of approximately 4.0 million shares of the Company’s Series A Preferred Stock, par value 0.001 per share (the “Series A Preferred Shares”) at a purchase price of $7.70 per share for an aggregate purchase price of approximately $30.5 million, which was recorded to contributed capital when it was received in 2022. Each share of Series A Preferred Shares was convertible, at the option of the holder, into one share of the Company’s common stock.

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

In January 2024, the Company completed the January 2024 Public Units Offering for $10.2 million of gross proceeds. As a result, the Schuler Trust was not required to backstop the offering in accordance with the Schuler Purchase Obligation. Upon completion of the January 2024 Public Units Offering, the fair value of the Schuler Purchase Obligation financial instrument was eliminated resulting in a loss on fair value adjustment of $3.4 million during the nine months ended September 30, 2024.

Concurrently with the completion of the January 2024 Public Units Offering, Units were sold to the Schuler Trust, the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Additional information regarding the offerings of Units is included in Note 18, Stockholders' Deficit.

NOTE 12. INCOME (LOSS) PER SHARE

Basic net income (loss) per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding (including shares underlying Pre-Funded Warrants with only nominal cost to exercise) during the period. Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted earnings (loss) per share because they would have an anti-dilutive effect for each of the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Shares issuable upon the release of RSUs	3,536	1,193	3,536	1,313
Shares issuable upon exercise of stock options	303	379	303	379
Shares issuable upon the exercise of the 2022 Warrant	247	247	247	247
Shares issuable upon the exercise of the Common Warrants (as defined in Note 18, Stockholders' Deficit)	9,303	—	9,303	—
	13,389	1,819	13,389	1,939

Potentially dilutive common shares also include the following:

5.00% Notes

As discussed in Note 10, Convertible Notes, each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at the Fixed Conversion Rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a Make-Whole Fundamental Change are, under certain circumstances, entitled to an increase in the conversion rate. The number of shares of common stock issuable upon conversion of the 5.00% Notes as of September 30, 2024 based on the Fixed Conversion Rate is 9.6 million, convertible at the holders’ option. There were 9.2 million shares of common stock issuable upon conversion of the 5.00% Notes as of September 30, 2023. These shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for the three and nine months ended September 30, 2024.

NOTE 13. EMPLOYEE EQUITY-BASED COMPENSATION

The following table summarizes option activity under the Company's equity-based compensation plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price per Share
Options outstanding January 1, 2024	369,839	$148.40
Granted	—	—
Forfeited	(11,209)	36.79
Exercised	—	—
Expired	(55,250)	162.05
Options outstanding September 30, 2024	303,380	$150.04

The following table shows summary information for outstanding options and options that are exercisable (vested) as of September 30, 2024:

	Options Outstanding	Options Exercisable
Number of options	303,380	284,002
Weighted average remaining contractual term (in years)	4.59	4.40
Weighted average exercise price	$150.04	$158.04
Weighted average fair value	$—	$—
Aggregate intrinsic value (in thousands)	$—	$—

The following table summarizes RSU activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding January 1, 2024	1,239,436	$9.15
Granted	3,227,061	1.31
Forfeited	(212,817)	5.76
Released	(717,790)	4.09
Outstanding September 30, 2024	3,535,890	$3.23

The table below summarizes equity-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$10	$58	$102	$247
Research and development	182	269	725	1,130
Sales, general and administrative	963	1,488	2,591	2,646
	$1,155	$1,815	$3,418	$4,023

The table below summarizes share-based compensation cost capitalized to inventory for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost capitalized to inventory	$4	$17	$22	$126

As of September 30, 2024, unrecognized equity-based compensation expense related to unvested stock options and unvested RSUs was $0.1 million and $4.5 million, respectively. This is expected to be recognized over the years 2024 through 2028.

Included in the above-noted RSU outstanding amount are performance-based RSUs which vest only upon the achievement of certain targets. Performance-based RSUs contingently vest over a period of 19 months and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance options.

For the nine months ended September 30, 2024, the Company granted 1.3 million performance-based RSUs and no performance-based RSUs were released due to the performance obligations being achieved. As of September 30, 2024, 1.3 million performance-based RSU's were outstanding. None of these performance-based RSU have been forfeited due to performance obligations not being achieved, while 60,000 performance-based RSUs were forfeited.

No expense for performance-based RSUs was recognized during the three and nine months ended September 30, 2024 and September 30, 2023.

NOTE 14. INCOME TAXES

For the nine months ended September 30, 2024, the Company recorded no tax expense related to its foreign operations. The Company’s tax expense for the nine months ended September 30, 2024 differs from the tax expense computed by applying the U.S. statutory tax rate to its year-to-date pre-tax loss of $40.5 million, as no tax benefits were recorded for current year tax losses generated in the U.S. and other foreign jurisdictions. At September 30, 2024, the Company had deferred tax assets primarily related to U.S. Federal and state tax loss carryforwards and a deferred tax liability related to the Company’s convertible notes. The Company provided a valuation allowance against its net deferred tax assets as future realization of such assets is not more likely than not to occur.

For the three months ended September 30, 2024, the Company recorded no tax expense related to an uncertain tax position in a foreign jurisdiction. The Company recorded no U.S. Federal and state income taxes as it generated tax losses for the nine months ended September 30, 2024 for which a tax benefit is not recorded.

The Company’s policy is to record interest and penalties associated with reserves for uncertain tax positions as a component of income tax expense. As of September 30, 2024, the Company has not recorded interest or penalties associated with its uncertain tax positions. As of September 30, 2024, the Company has unrecognized tax benefits of $8.8 million. If recognized, $0.6 million of unrecognized tax benefits would impact the Company’s effective tax rate. The Company does not anticipate that its reserve for uncertain tax positions will change significantly within the next 12 months. The Company’s U.S. Federal and state tax returns are generally open to examination for all periods due to its net operating losses. The Company’s foreign tax returns are generally open to examination for a period of four years following the date such tax returns were filed. The Company is not currently under examination by any tax authority.

The following represents the total amount of unrecognized tax benefits as of September 30, 2024 (in thousands):

Balance as of December 31, 2023	$8,844
Increases for nine months ended September 30, 2024	—
Balance as of September 30, 2024	$8,844

Australia R&D Tax Incentive

The Australian government offers the Australia R&D Tax Incentive to help companies conducting eligible research and development (“R&D”) activities in Australia in the form of refundable tax credit if certain conditions are met. Management assesses the Company’s R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime. Annually, management estimates the refundable tax credit available to the Company based on available information and submits an application to the Australian tax authority for R&D credit approval. The Company recognizes the refundable R&D tax credit when there is reasonable assurance that the terms have been met, income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured. The refundable R&D tax credit is recorded as a reduction to research and development expense in the condensed consolidated statements of operations and comprehensive loss when the aforementioned criteria are met. In July 2023, the Company received a $1.1 million refundable R&D tax credit for its R&D activities conducted in 2022, and in July 2024, the Company received a $1.2 million refundable R&D tax credit for its R&D activities conducted in 2023. The Company provided for a full reserve against the refundable R&D tax credits as sustainability of the credits upon potential examination by the Australian tax authority is uncertain. The Company does not currently believe it is probable that any penalties or interest would be assessed to the extent that the credit is not sustained.

NOTE 15. COMMITMENTS

In April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials related to the development and commercialization of its next generation Accelerate WAVE™ system for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items.

As of September 30, 2024, the commitment remains $11.9 million as the Company has taken no deliveries of the related inventory.

NOTE 16. LEASES

The following presents supplemental information related to leases in which the Company is the lessee for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in lease liabilities:
Operating cash flows from operating leases	$250	$251	$750	$704
Financing cash flows from finance leases	88	816	683	1,357
ROU assets obtained in exchange for lease obligations:
Operating leases	—	—	—	—
Finance leases	—	—	—	200
Lease Cost:
Operating leases	244	242	741	735
Finance leases	284	284	874	816
Short-term leases	39	18	58	60

For the Company’s operating leases, the weighted average remaining lease term is 0.8 years with a weighted average discount rate of 7.1% as of September 30, 2024. For the Company’s finance leases, the weighted average remaining lease term is 1.0 years with a weighted average discount rate of 6.2% as of September 30, 2024.

The following presents maturities of lease liabilities in which the Company is the lessee as of September 30, 2024 (in thousands):

	Operating	Finance
Remainder of 2024	$250	$71
2025	583	86
2026	—	30
2027	—	—
2028	—	—
Thereafter	—	—
Total lease payments	833	187
Less imputed interest	(26)	(25)
Total lease liabilities, net	$807	$162

The net investment in sales-type leases, where the Company is the lessor, is a component of other current assets and other non-current assets in the condensed consolidated balance sheets. As of September 30, 2024, the total net investment in these leases was $1.5 million. Lease income is a component of net sales in the condensed consolidated statements of operations and comprehensive loss. The following presents maturities of lease receivables under sales-type leases as of September 30, 2024 (in thousands):

Sales-Type
Remainder of 2024	$342
2025	946
2026	576
2027	72
2028	—
Thereafter	—
Net investment in sales-type leases	1,936
Allowances	(476)
Net investment in sales-type leases, net of allowances	$1,460

For more information on leases, see Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies.

NOTE 17. GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment. Sales to customers outside the U.S. represented 9% and 12% of net sales for the three months ended September 30, 2024 and 2023, respectively, and 11% and 12% for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, accounts receivable balances due from foreign customers, in U.S. dollars, were $0.6 million and $0.9 million, respectively.

The following presents total net sales by geographic territory for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Domestic	$2,720	$2,916	$7,903	$7,951
Foreign	255	383	979	1,081
Net sales	$2,975	$3,299	$8,882	$9,032

The following presents total net sales by products and services for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Products	$2,619	$2,930	$7,738	$7,939
Services	356	369	1,144	1,093
Net sales	$2,975	$3,299	$8,882	$9,032

Lease income included in net sales in the condensed consolidated statements of operations and comprehensive income was $0.1 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively, and was recorded in accordance with ASC 842. This income does not represent revenue recognized from contracts with customers in accordance with ASC 606.

The following presents long-lived assets, net by geographic territory as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Domestic	$2,652	$2,139
Foreign	226	250
Net long-lived assets	$2,878	$2,389

NOTE 18. STOCKHOLDERS' DEFICIT

The Company has entered into a number of securities purchase and exchange agreements with affiliated and external parties throughout its history, and has provided equity-based compensation to its employees, officers, directors and affiliated parties. See Note 10, Convertible Notes, Note 11, Related-Party Transactions and Note 13, Employee Equity-Based Compensation for further discussion of transactions impacting the Company’s stockholders’ deficit.

January 2024 Units Offering

In January 2024, the Company completed the January 2024 Public Units Offering consisting of 6.8 million units (the “Units”), each consisting of one share of common stock and one warrant to purchase one share of common stock (each, a “Common Warrant”), and for certain investors in lieu thereof, pre-funded Units (the “Pre-Funded Units”), each consisting of one pre-funded warrant to purchase one share of common stock (each, a “Pre-funded Warrant”), and one Common Warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each Pre-Funded Unit was $1.49.

The Company granted the underwriters for the January 2024 Public Units Offering a 30-day option to purchase up to an additional 1.0 million shares of common stock and/or additional Common Warrants to purchase up to 1.0 million shares of common stock, in any combination thereof, at the public offering price, less underwriting discounts and commissions. The underwriters elected to purchase an additional 36,003 Common Warrants from the Company under this option.

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

Aggregate net proceeds from the January 2024 Public Units Offering and private placement offering of Units (including the additional Units purchased by the Schuler Trust in May 2024) for the nine months ended September 30, 2024 were approximately $13.7 million.

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

Fair Value of the Common Warrants

The Common Warrants had a fair value of $5.0 million (liability) upon issuance in January 2024, and were subsequently measured at fair value using Level 3 inputs. The estimated fair value of the Common Warrant liability as of September 30, 2024 was $8.0 million. An adjustment of $3.2 million and $3.0 million to the fair value of the Common Warrants was recorded in loss on fair value adjustments on the unaudited condensed consolidated statements of operation and comprehensive loss for the three and nine months ended September 30, 2024, respectively.

The table below summarizes the significant inputs used to estimate the fair value of the Common Warrant liability as of September 30, 2024 and January 23, 2024:

	September 30, 2024	January 23, 2024
Exercise price	$1.65	$1.65
Term (years)	4.3	5.0
Volatility	58.00%	55.00%
Risk-free rate	3.61%	4.06%
Dividend yield	0.00%	0.00%

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

On October 1, 2024 the Company entered into an amended and restated lease (“Amended Lease”) for its Tucson, Arizona headquarters, which includes office, manufacturing and laboratory space. The Amended Lease superseded the lease agreement for the same premises, dated August 6, 2019 (Lease Agreement”). The expiration of the lease term has been extended from August 31, 2025 to September 30, 2029. The monthly lease payments under the Amended Lease are initially $60,000 per month with annual rent increases of 3%, a reduction from the monthly lease payment under the Lease agreement of approximately 28%. The Company may terminate the lease for this facility prior to September 30, 2029 by paying an early termination penalty.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products, including the Accelerate WAVE™ system, and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our existing and future products and technologies; projections of future demand for our products; the growth of the market in which we operate; our estimates as to the size of our market opportunity and potential pricing; our competitive position and estimates of time reduction to results; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations regarding research and development expenditures; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno® system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnership with Becton Dickinson and Company (“BD”), including anticipated benefits from such collaboration; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”); our plans to continue marketing and distributing the Accelerate Arc Products in Europe pursuant to our existing CE In Vitro Diagnostic Regulation (IVDR) registration; and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief the we have funding to allow us to progress our development and operational goals discussed in this Form 10-Q, our belief that we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-Q and our belief that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations. In addition, all statements other than statements of historical facts that address activities, events, or developments we expect, believe, or anticipate will or may occur in the future, and other such matters, are forward-looking statements.

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

Accelerate Arc

In 2022, we announced the launch and commercialization of the Accelerate Arc™ system and BC Kit (“Accelerate Arc Products”). This instrument and associated one-time-use test kit automates the clean-up and concentration of microbial cells from positive blood culture samples. In May 2022, we announced IVDR registration of the Accelerate Arc Products, and in June 2022 we received CE IVDR registration for use in Europe.

In September 2024, we received FDA approval for our Accelerate Arc Products in the United States as a 510(k) IVD Class II Device.

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

Accelerate WAVE

The Accelerate WAVETM system, currently in clinical trials, performs AST directly from positive blood culture (“PBC”) bottles and bacterial isolate colonies (“Isolates”) to report minimum inhibitory concentrations (“MICs”) with a goal of delivering results within 4.5 hours, on average. The fully automated system is based on the principle of digital holographic microscopy, which allows for simultaneous volumetric imaging of a sample suspension at a high spatial resolution, enabling direct observation of phenotypic responses of individual bacterial cells in relatively short time periods versus more traditional AST methods. The Accelerate WAVE system uses a time series of holograms to provide microbial quantitation under antimicrobial stress, enabling rapid determination of minimum inhibitory concentration. Additionally, Accelerate WAVE holograms provide morphological information at the level of individual cells. For some bug-drug combinations, morphology is a leading indicator of future MIC.

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

Changes in Results of Operations: Three and nine months ended September 30, 2024 compared to three and nine months ended September 30, 2023

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net sales	$2,975	$3,299	$(324)	(10)%	$8,882	$9,032	$(150)	(2)%

For the three and nine months ended September 30, 2024, net sales decreased primarily as a result of lower sales of Accelerate PhenoTest instruments compared to the three and nine months ended September 30, 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Cost of sales	$2,119	$3,192	$(1,073)	(34)%	$6,627	$7,115	$(488)	(7)%
Inventory write-down	—	1,184	$(1,184)	(100)%	—	1,184	$(1,184)	(100)%
Non-cash equity-based compensation as a component of cost of sales	10	58	(48)	(83)%	102	247	(145)	(59)%
Cost of sales less non-cash equity-based compensation and inventory write-down	$2,109	$1,950	$159	8%	$6,525	$5,684	$841	15%

For the three and nine months ended September 30, 2024, cost of sales decreased as compared to the three and nine months ended September 30, 2023 primarily as a result of an inventory write-down recorded in the prior year related to excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products.

Cost of sales included non-cash equity-based compensation of $0.01 million and $0.1 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. Non-cash equity-based compensation expense decreased for the three and nine months ended September 30, 2024 when compared to same periods in 2023, due to a decrease in the number and the estimated fair value of awards being granted. Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when products are sold to customers, or when instruments under reagent rentals are amortized to cost of sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Gross profit	$856	$107	$749	700%	$2,255	$1,917	$338	18%
Non-cash equity-based compensation as a component of gross profit	10	58	(48)	(83)%	102	247	(145)	(59)%
Gross profit less non-cash equity-based compensation	$866	$165	$701	425%	$2,357	$2,164	$193	9%

Gross profit for the three and nine months ended September 30, 2024 increased compared to the three and nine months ended September 30, 2023. Overall gross margin was 29% and 3% for the three months ended September 30, 2024 and 2023, respectively, and 25% and 21% for the nine months ended September 30, 2024 and 2023, respectively. The primary driver of the changes in gross margin and gross profit was an inventory write-down recorded in the prior year as discussed above.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Research and development	$3,838	$6,996	$(3,158)	(45)%	$12,914	$19,783	$(6,869)	(35)%
Non-cash equity-based compensation as a component of research and development	182	269	(87)	(32)%	725	1,130	(405)	(36)%
Research and development less non-cash equity-based compensation	$3,656	$6,727	$(3,071)	(46)%	$12,189	$18,653	$(6,464)	(35)%

Research and development expenses for the three and nine months ended September 30, 2024 decreased as compared to the three and nine months ended September 30, 2023, primarily due to decreases in third party costs for the development of our Accelerate WAVE system during the current year periods.

Research and development expenses includes non-cash equity-based compensation of $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Non-cash equity-based compensation expense decreased for the three and nine months ended September 30, 2024 when compared to same periods in 2023, due to a decrease in the number and the estimated fair value of awards being granted.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Sales, general and administrative	$5,636	$7,761	$(2,125)	(27)%	$16,719	$25,432	$(8,713)	(34)%
Non-cash equity-based compensation as a component of sales, general and administrative	963	1,488	(525)	(35)%	2,591	2,646	(55)	(2)%
Sales, general and administrative less non-cash equity-based compensation	$4,673	$6,273	$(1,600)	(26)%	$14,128	$22,786	$(8,658)	(38)%

Sales, general and administrative expenses for the three and nine months ended September 30, 2024 decreased as compared to the three and nine months ended September 30, 2023, due to lower legal and professional services fees and a decrease in employee-related expenses. Legal and professional services fees were higher for the three and nine months ended September 30, 2023 as a result of such fees incurred in connection with the Restructuring Transactions (as defined in Item 1, Note 10, Convertible Notes) during the prior year periods.

Sales, general and administrative expenses includes non-cash equity-based compensation of $1.0 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively, and $2.6 million for each of the nine months ended September 30, 2024 and 2023. Non-cash equity-based compensation expense decreased for the three and nine months ended September 30, 2024 when compared to same periods in 2023, due to a decrease in the estimated fair value of awards being granted.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Loss from operations	$(8,618)	$(14,650)	$6,032	(41)%	$(27,378)	$(43,298)	$15,920	(37)%
Inventory write-down	—	1,184	$(1,184)	(100)%	—	1,184	$(1,184)	(100)%
Non-cash equity-based compensation as a component of loss from operations	1,155	1,815	(660)	(36)%	3,418	4,023	(605)	(15)%
Loss from operations less non-cash equity-based compensation and inventory write-down	$(7,463)	$(11,651)	$4,188	(36)%	$(23,960)	$(38,091)	$14,131	(37)%

For the three and nine months ended September 30, 2024, loss from operations decreased as compared to the three and nine months ended September 30, 2023. These decreases were primarily driven by increases in gross profit and decreases in sales, general and administrative expenses and research and development expenses compared to the prior year periods.

This loss and further losses are anticipated and are the result of our continued investments in key research and development program costs, and commercialization of the Company’s products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total other income (expense), net	$(6,021)	$15,691	$(21,712)	(138)%	$(13,078)	$(5,036)	$(8,042)	160%

For the three and nine months ended September 30, 2024, the Company reported a increase in other income (expense), net compared to the three and nine months ended September 30, 2023. This increase was primarily due to the third quarter 2023 fair-value adjustment of the derivative liability related to our convertible notes, which resulted in a gain of $18.1 million.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(in thousands)				(in thousands)
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Provision for income taxes	$—	$(131)	$131	(100)%	$—	$(286)	$286	(100)%

For the three and nine ended September 30, 2023, the Company recorded a provision for income taxes as the Company reversed a receivable associated with an income tax refund recorded in a prior period.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $709.3 million as of September 30, 2024. During the nine months ended September 30, 2024, the Company had a net loss of $40.5 million and negative cash flows from operations of $19.1 million. The Company had working capital of $9.2 million as of September 30, 2024.

In March 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the “2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal and any interest related to the 2.50% Notes that was due and payable on March 15, 2023. In April 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the holders of the Company’s Series A Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”). In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement. Further details of the Forbearance Agreement and Restructuring Transactions are included in Item 1, Note 10, Convertible Notes.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”) of Units and Pre-Funded Units (each, as defined below). Concurrently with the completion of the January 2024 Public Units Offering, the Company sold Units to the Schuler Trust and to the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Aggregate net proceeds after transaction expenses were $11.0 million. In connection with the January 2024 Public Units Offering, the Schuler Trust agreed to and subsequently purchased additional Units in May 2024 for net proceeds of $2.7 million. Further information and a description of the Units and the Pre-Funded Units are included in Item 1, Note 18, Stockholders' Deficit.

In August 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) , with certain investors named therein pursuant to which the Company issued $15.0. million aggregate principal amount of the Company’s 16.00% Super-Priority Senior Secured PIK Notes due 2025 (the “16.00% Notes”). Further information and a description of the 16.00% Notes are included below and in Note 9, Long Term Debt.

As of September 30, 2024, the Company had $20.9 million in cash and cash equivalents and investments, an increase of $7.7 million from $13.2 million at December 31, 2023. The primary reason for the increase was due to proceeds from the sale and issuance of Units and Pre-Funded Units and proceeds from the issuance of 16.00% Notes during the nine months ended September 30, 2024, partially offset by cash used in operations. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

The Company’s primary use of capital has been for the development and commercialization of the Accelerate Pheno® system, development of complementary products and development of its next generation technology, the Accelerate WAVE™ system. The Company is subject to a number of risks similar to other early commercial stage life science companies, including, but not limited to commercially launching the Company’s products, development and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology and raising additional capital.

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company believes it has funding to allow it to progress its development and operational goals discussed in this Form 10-Q, it is not expected to be sufficient to fund the Company’s operations through twelve months from the filing date of this Form 10-Q. See Note 9, Long Term Debt, Note 10, Convertible Notes, Note 11, Related-Party Transactions and Note 18, Stockholders' Deficit for additional detail.

Management currently believes that it will be necessary for the Company to secure additional funds to continue its existing business and to fund its obligations. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, changes in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may impact, the cost of debt financing or refinancing existing debt.

In September 2024, the Company announced that it has retained Perella Weinberg Partners to assist with the review of strategic alternatives. Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, its business strategy; or discontinue its operations entirely.

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

Contractual Obligations

As of September 30, 2024, our contractual material cash requirements were as follows:

Payments due by Period (in thousands)
Contractual Material Cash Requirements	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease obligations	$833	$250	$583	$—	$—	$—	$—
Purchase obligation 1)	11,858	—	—	—	11,858	—	—
Finance lease obligations	187	71	86	30	—	—	—
Deferred compensation	1,221	—	444	476	301	—	—
5.00% Notes 2)	69,243	—	—	69,243	—	—	—
5.00% Notes interest 3)	9,099	—	—	9,099	—	—	—
16.00% Notes 4)	14,995	—	14,995	—	—	—	—
16.00% Notes interest 5)	11,635	—	11,635	—	—	—	—
Total	$119,071	$321	$27,743	$78,848	$12,159	$—	$—

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials and has until March 15, 2027 to take delivery of purchased items. Further details are included in Item 1, Note 15, Commitments

2) The amount shown here represents the outstanding principal at par of the Company’s 5.00% Convertible Senior Notes due 2026 issued in June 2023 (the “5.00% Notes”), including subsequently issued 5.00% PIK Notes (as defined below).

3) The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company will pay interest on the 5.00% Notes by payment-in-kind, through the issuance of additional 5.00% Notes (“5.00% PIK Notes”). The amount shown here represents interest for which 5.00% PIK Notes have not yet been issued.

4) The amount shown here represents the outstanding principal at par of the 16.00% Notes issued in August 2024, including previously issued 16.00% PIK Notes (as defined below).

5) The 16.00% Notes bear interest at a rate of 16.00% per annum. The Company will pay interest on the 16.00% Notes by payment-in-kind, through the issuance of additional 16.00% Notes (“16.00% PIK Notes”). The amount shown here represents interest for which 16.00% PIK Notes have not yet been issued.

Until such time as we can generate substantial product revenue, we expect to finance our cash requirements, beyond what is currently available or on hand, through a combination of equity offerings and debt financings, or collection of the exclusivity fee from BD in accordance with the Sales and Marketing Agreement with BD.

Summary of Cash Flows

The following summarizes selected items in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

Cash Flow Summary
	Nine Months Ended September 30,
	(in thousands)
	2024	2023	$ Change
Net cash used in operating activities	$(19,126)	$(32,441)	$13,315
Net cash (used in) provided by investing activities	(509)	8,770	(9,279)
Net cash provided by financing activities	27,639	8,912	18,727

Cash flows from operating activities

During the nine months ended September 30, 2024, net cash used in operating activities was primarily the result of net losses, partially offset by losses on fair value adjustments, amortization of debt discount, equity-based compensation, depreciation and amortization, and paid-in-kind interest.

During the nine months ended September 30, 2023, net cash used in operating activities was primarily the result of net losses and a gain on fair value adjustment, partially offset by losses on extinguishment of debt, equity-based compensation, depreciation and amortization and inventory write-down.

Cash flows from investing activities

Net cash used in investing activities was $0.5 million for the nine months ended September 30, 2024, resulting from the purchases of equipment.

Net cash provided by investing activities was $8.8 million for the nine months ended September 30, 2023, primarily resulting from maturities of marketable securities.

Cash flows from financing activities

Net cash provided by financing activities was $27.6 million for the nine months ended September 30, 2024, which was primarily related to proceeds from the sale and issuance of Units and Pre-Funded Units and issuance of 16.00% Notes, partially offset by debt and equity issuance costs of $1.4 million and payments on finance leases of $0.7 million.

Net cash provided by financing activities was $8.9 million for the nine months ended September 30, 2023, which was primarily related to proceeds from issuance of common stock of $4.0 million and proceeds from issuance of 5.00% Notes of $10.0 million, partially offset by debt and equity issuance costs of $3.7 million and payments on finance leases.

Financing Activity

Convertible Notes

On June 9, 2023, the Company issued $66.9 million aggregate principal amount of 5.00% Notes in connection with the Restructuring Transactions described in Item 1, Note 10, Convertible Notes. The 5.00% Notes mature on December 15, 2026 and bear interest at a rate of 5.00% per annum, payable in kind. Interest is payable semi-annually in arrears June 15 and December 15 of each year, commencing on December 15, 2023. The 5.00% Notes, including any 5.00% Notes issued as a result of the payment of interest in kind, will be convertible into shares of the Company’s common stock at an initial conversion price of approximately $7.20 per share, which reflects the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of 5.00% Notes. The initial conversion price was subject to adjustment based on the positive difference between the 31 to 90 day volume-weighted average price, subject to a cap of $8.30 per share. On October 18, 2023, the Company evaluated the conversion rate in accordance with the terms of the 5.00% Notes and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes. Upon conversion of the 5.00% Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election.

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

During the year ended 2023 and through the nine months ended September 30, 2024, certain holders of 5.00% Notes converted a portion of the 5.00% Notes held by them for the Company's common stock. See Item 1, Note 10, Convertible Notes for additional information.

As of September 30, 2024, $69.2 million aggregate principal amount of 5.00% Notes were outstanding.

See Item 1, Note 10, Convertible Notes for additional information.

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

In January 2024, the Company completed the January 2024 Public Units Offering consisting of 6.8 million units (the “Units”), each consisting of one share of common stock and one warrant to purchase one share of common stock (each, a “Common Warrant”), and for certain investors in lieu thereof, pre-funded Units (the “Pre-Funded Units”), each consisting of one pre-funded warrant to purchase one share of common stock (each, a “Pre-Funded Warrant”), and one Common Warrant to purchase one share of common stock. The public offering price for each Unit was $1.50 and the public offering price for each Pre-Funded Unit was $1.49.

The Company granted the underwriters for the January 2024 Public Units Offering a 30-day option to purchase up to an additional 1.0 million shares of common stock and/or additional Common Warrants to purchase up to 1.0 million shares of common stock, in any combination thereof, at the public offering price, less underwriting discounts and commissions. The underwriters elected to purchase an additional 36,003 Common Warrants from the Company under this option.

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

Aggregate net proceeds from the January 2024 Public Units Offering and private placement offering of Units (including the additional Units purchased by the Schuler Trust in May 2024) for the nine months ended September 30, 2024 were approximately $13.7 million.

16.00% Notes

On August 8, 2024, the Company entered into the Note Purchase Agreement with certain investors named therein pursuant to which the Company issued 15.0 million aggregate principal amount of the 16.00% Notes.

The 16.00% Notes will mature on December 31, 2025, and bear interest at a rate of 16.00% per annum, payable in kind. Interest on the 16.00% Notes is payable by the Company quarterly in arrears on the last business day of each March, June, September and December, beginning on September 30, 2024.

Contemporaneously with the Note Purchase Agreement, the Company also entered into an indenture, dated August 8, 2024 (the “16.00% Notes Indenture”), with a trustee that provides that the 16.00% Notes will be secured by a super-priority security interest in the same collateral that secures the Company’s outstanding 5.00% Notes.

The 16.00% Notes Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee, by notice to the Company, or the holders of the 16.00% Notes representing at least a majority in aggregate principal amount of the outstanding 16.00% Notes, by notice to the Company and the trustee, may declare 100% of the principal of, the premium (including the Exit Premium (as defined below)), and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes to be due and payable immediately.

Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal, the premium (including the Exit Premium (as defined below)), and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes will automatically become immediately due and payable.

Upon the occurrence of a change of control, the Company will be required to make an offer to repurchase all or any portion of the outstanding 16.00% Notes at a price in cash equal to 100% of the aggregate principal amount of the 16.00% Notes repurchased, plus the premium (including the Exit Premium), and all accrued and unpaid interest to, but excluding, the date or repurchase.

Upon the occurrence of any repayment (including in connection with a change of control or an asset sale) or redemption or acceleration upon any event of default, the Company is required to pay the investors a fee equal to a certain percentage of the aggregate principal amount of the 16.00% Notes then outstanding plus accrued and unpaid interest thereon, which fee shall be equal to 30.00% if any such event occurs on or prior to June 30, 2025 and equal to 42.50% if any such event occurs on July 1, 2025 and thereafter (the “Exit Premium”).The Company also contemporaneously entered into other customary ancillary agreements in connection with the issuance of the 16.00% Notes.

The 16.00% Notes Indenture also contains various affirmative, negative and financial covenants that, among other things, may restrict the ability of the Company and its subsidiaries to incur additional indebtedness, create certain liens, merge or consolidate with another entity, pay dividends or repurchase stock, and sell all or substantially all of their assets.

Aggregate net proceeds from the issuance of the 16.00% Notes for the nine months ended September 30, 2024 were approximately $14.2 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2024.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to our critical accounting policies and estimates discussed in Part II, Item 7 of the 2023 10-K, except as it relates to the accounting for the warrants issued in the January 2024 Public Units Offering and related private placement offerings as described in the notes to the accompanying condensed consolidated financial statements (see Item 1, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation; Significant Accounting Policies and Item 1, Note 18, Stockholders' Deficit for additional information).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various claims and legal actions in the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in the section entitled “Risk Factors” in the 2023 10-K. The risks described in the 2023 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, results of operations, cash flows and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2024, other than as reported in our Current Reports on Form 8-K filed with the SEC.

We did not purchase any shares of our common stock during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
3.1.4	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.1.7	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
3.1.8	Certificate of Amendment to the Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
4.1	Indenture, dated August 8, 2024, among the Registrant, the guarantors named therein and U.S. Bank Trust Company, National Association	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
4.2	Form of 16.00% Notes (included as Exhibit 1 to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.1*	Note Purchase Agreement, date August 8, 2024, among the Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.2
Form of Intercreditor Agreement, dated August 8, 2024, among the Registrant, as issuer, U.S. Bank Trust Company, National Association, as collateral agent for the 16.00% Notes, and U.S. Bank Trust Company, National Association, as collateral agent for the 5.00% Notes
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.3*	Form of Security Agreement, dated August 8, 2024, among the Registrant, as issuer, subsidiaries of the Registrant, as guarantors, and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.4
Form of Patent Security Agreement, dated August 8, 2024, by the Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 3 to Exhibit 10.3).
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024

10.5
Form of Trademark Security Agreement, dated August 8, 2024, by the Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 4 to Exhibit 10.3)
Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
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

* Certain exhibits, schedules and annexes to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementarily a copy of any omitted exhibits, schedules or annexes to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

November 7, 2024	/s/ Jack Phillips
Jack Phillips President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/ David Patience
David Patience Chief Financial Officer
(Principal Financial and Accounting Officer)