Form 10-K
period 2024-12-31
Accelerate Diagnostics, Inc
filed 2025-03-21
CIK 727207

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the shares of the registrant’s common stock held by non-affiliates on June 28, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $15.9 million based on the closing price quoted on The Nasdaq Capital Market.

At March 17, 2025, 25,210,392 shares of common stock were outstanding, net of treasury shares. All common share data and share-based calculations set forth in this report have been adjusted to reflect the registrant’s 1-for-10 reverse stock split, which was effective July 11, 2023 (“Reverse Stock Split”), on a retroactive basis for the periods presented.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K. Such proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

Introductory Note

References herein to “we,” “us” or “our” refer to Accelerate Diagnostics, Inc. and its wholly owned subsidiaries, unless the context specifically requires otherwise.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Form 10-K”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements, which can be identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or variations thereon or comparable terminology, include but are not limited to, statements about our future development plans and growth strategy, including plans and objectives relating to our future operations, products, including the Accelerate WAVE™ system, and performance; projections as to when certain key business milestones may be achieved; expectations regarding the potential or benefits of our existing and future products and technologies; projections of future demand for our products; the growth of the market in which we operate; our estimates as to the size of our market opportunity and potential pricing, our competitive position and estimates of time reduction to results; our continued investment in new product development to both enhance our existing products and bring new ones to market; our expectations regarding research and development expenditures; our expectations relating to current supply chain impacts and inflationary pressures, including our belief that we currently have sufficient inventory of Accelerate Pheno® system instruments to limit the impact of cost increases on such devices; our expectations regarding our commercial partnerships with Becton, Dickinson and Company (“BD”) and Bruker Corporation (“Bruker”), including anticipated benefits from such collaborations; our expectations and plans relating to regulatory approvals, including with respect to the U.S. Food and Drug Administration (“FDA”); and our liquidity and capital requirements, including, without limitation, as to our ability to continue as a going concern, our belief that we currently do not have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing of this Form 10-K, our belief that it will be necessary for us to secure additional funds to continue our existing business operations and to fund our obligations and, if we are unable to do so, our belief that we may be required to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, our business strategy; pursue strategic alternatives; file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring; or discontinue our operations entirely. In addition, all statements other than statements of historical facts that address activities, events, or developments we expect, believe, or anticipate will or may occur in the future, and other such matters, are forward-looking statements.

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
•Our common stock may be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our business and financial condition and could make it more difficult for you to sell your shares.
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
•Disruptions in the supply of raw materials, consumable goods or other key product components, increased costs or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability.
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

•To the extent we deliver shares upon conversion of our outstanding 5.00% Senior Secured Convertible Notes due 2026 (the “5.00% Notes”), the ownership interests of existing stockholders could be diluted and our stock price may be adversely impacted.
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

In November 2023, we announced a collaboration and quality agreement with Bruker, the provider of the MALDI Biotyper MALDI-TOF system for microbial identification, which has agreements with a number of companies for distribution, including BD, Danaher Corporation’s subsidiary Beckman Coulter, Thermo Fisher Scientific’s subsidiary TREK Diagnostics Systems, Inc. (“TREK”) and Siemens. This agreement allows us to partner with Bruker to validate the use of our Accelerate Arc system with Bruker’s MALDI Biotyper system for subsequent registration in both the U.S. and Europe, Middle East and Africa (“EMEA”) markets.

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

A key differentiator of the Accelerate WAVE system to current on-market and emerging AST competitors is the system’s ability to process PBC as well as Isolates for AST diagnostic results. Our initial launch of menu items is expected to include a PBC assay that can be run on the Accelerate WAVE system. This is expected to be followed by development of an Isolate assay. We believe the ability to process Isolates with the Accelerate WAVE system would expand our addressable market today with our Accelerate Pheno system and Accelerate Arc Products with PBC samples to include a much larger sample volumes segment, Isolates, within the microbiology testing market. Based on our on-market experience with our Accelerate Pheno system, we anticipate seeing significant workflow benefits to microbiology labs by offering consolidated PBC and Isolate susceptibility testing on a single, rapid, AST diagnostic. Further, recent voice-of-customer interviews highlight the value that Accelerate WAVE brings to the global marketplace with a high percentage of interviewed customers expressing interest in evaluating the Accelerate WAVE system once available. The Accelerate WAVE system AST modules will be able to test five PBC assays or ten Isolated Colony assays per module and can scale to have five modules per system, which we believe will address the vast majority of microbiology lab volumes and workflows. Additionally, the cost to produce Accelerate WAVE assays is expected to be significantly lower than our standard costing for the Accelerate PhenoTest BC Kit, which could improve the Company’s margin profile as we seek FDA regulatory clearance for the Accelerate WAVE system and assays.

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

The Accelerate Pheno system has been the subject of dozens of scientific posters and studies. Recent studies and associated publications have covered subjects including time savings, performance, opportunity rates for clinical interventions, and clinical outcomes including length of stay. Published study abstracts and links to full papers are available on our website at https://acceleratediagnostics.com/latest-news/#publications. None of the information contained on our website is part of this report or incorporated in this report by reference.

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

For the year ended December 31, 2024, one of the Company’s customers represented 12% of the Company’s net sales; no other customer accounted for more than 10% of the Company’s net sales.

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

Potential competitors for rapid AST have made announcements at various trade shows and in press releases, including, but not limited to: Quantamatrix, Q-Linea, Specific Diagnostics, Lifescale, and Gradientech. While we do not have visibility into all of these companies’ respective stages of development, it has been reported that several of these competitors have obtained FDA marketing authorization for their product in the United States. In 2022, bioMerieux acquired Specific Diagnostics for over $400.0 million. We believe this acquisition reflects both the industry leader’s recognition of the importance of rapid AST testing and enhanced competition.

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

The U.S. federal Anti-Kickback Statute prohibits any person from knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual for an item or service, or the purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person need not have actual knowledge of the Anti-Kickback Statute or specific intent in order to commit a violation, and several courts have interpreted the intent requirement of the Anti-Kickback Statute to mean that if any one purpose of an arrangement is to induce referrals or purchases of federal healthcare program business, the Anti-

Kickback Statute has been violated. In addition to criminal fines and penalties set forth under the Anti-Kickback Statute, violations of the Anti-Kickback Statute can result in exclusion or debarment from participation in the federal healthcare programs, as well as substantial penalties under the Civil Monetary Penalties Statute, which imposes penalties against any person or entity that is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. A violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, which, as discussed below, imposes liability on any person or entity that knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. Several states and foreign countries also have anti-kickback laws and other fraud and abuse laws that establish similar prohibitions and, in some cases, may apply to items or services reimbursed by any third-party payer, including commercial insurers.

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

The third party manufacturing supply chain for our products remains stable, despite the unprecedented cost increases that we have experienced from many of our suppliers, primarily as a result of labor and supply disruptions and increased inflation over the past several years. The areas of cost increases include raw materials, components, and value-add supplier labor. We believe that we currently have sufficient inventory of Accelerate Pheno system instruments to limit the impact of cost increases on such devices. However, we are being impacted by cost increases to components and raw materials necessary for the production of our Accelerate Pheno kits. Our ability to pass increased material costs to many of our customers is limited because of long-term sales agreements with limits on price increases. Accordingly, we are closely monitoring the ability of all of our suppliers to provide us with the necessary materials and services at reasonable costs and continue to seek alternative sources where appropriate. See “Risk Factors—Risks Related to Our Business and Strategy-Disruptions in the supply of raw materials, consumable goods or other key product components, increased costs or issues associated with their quality from our single source suppliers, could result in a significant disruption in sales and profitability” for additional information.

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

Our research activity also includes the evaluation and development of (i) technologies to reduce the cost and increase the throughput of AST, (ii) improved AST technologies, (iii) improved ID technologies, and (iv) other platform technologies potentially useful in addressing other parts of the infectious disease laboratory testing workflow. One such program is the development of our next generation AST platform, the Accelerate WAVE system, discussed above.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, license agreements, and other intellectual property protection methods to protect our proprietary rights. We intend to continue developing intellectual property, and we intend to aggressively protect our position in key technologies. Our patented technology covers key components of the Accelerate Pheno system and applied for patents related to our next generation AST platform, the Accelerate WAVE system, and methods, and is, thus, critical to the Company. Our patents are focused on several key technologies, including our automated process for sample preparation, and methods for imaging and analysis of individual pathogen cells. The Company’s first patent on the Accelerate Pheno system technology, U.S. Patent No. 7,341,841 titled “Rapid Microbial Detection and Antimicrobial Susceptibility Testing,” was issued on March 11, 2008. The patent specification covers methods used to derive ID and antibiotic susceptibility from tests on individual immobilized bacterial cells. As of December 31, 2024, we had 29 issued patents worldwide, including 20 patents issued in the United States and nine issued outside the United States. Our patents are set to expire on various dates in 2022 through 2035. We do not believe any patents that have expired have a material effect on the Company. Additionally, as of December 31, 2024, we had seven patent applications pending worldwide. The Company believes that its patent suite would make it difficult for any other company to conduct rapid AST of individual pathogens utilizing our technology. From a trademark perspective, we had 53 registered marks protecting our brand and prospective products both domestically and internationally.

Human Capital Resources

As of December 31, 2024, we had approximately 107 full-time employees worldwide, with approximately 100 employees in the United States and approximately 7 employees outside of the United States, none of whom are represented by a labor union. We have experienced no work stoppages and believe that our employee relations are good.

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

Since inception, we have not achieved profitable operations or positive cash flows from operations. Our accumulated deficit totaled $718.9 million as of December 31, 2024. During the year ended December 31, 2024, we had a net loss of $50.0 million and negative cash flows from operations of $24.2 million. As of December 31, 2024, we had $16.3 million in cash and cash equivalents and negative working capital of $(9.0) million. Additionally, we have a substantial amount of indebtedness comprised of $71.0 million aggregate principal amount of 5.00% Notes and $16.0 million aggregate principal amount of 16.00% Super-Priority Senior Secured PIK Notes due 2025 (the “16.00% Notes” and together with the 5.00% Notes, the “Notes”) outstanding.

As a result of our financial condition, we have determined that, as of the date of this Form 10-K filing, there is substantial doubt about our ability to continue as a going concern, as we do not currently have adequate financial resources to fund our forecasted operating costs for at least twelve months from the filing date of this Form 10-K. The reports of our independent registered public accountants on our financial statements as of December 31, 2024 and 2023 and for each of the two years in the period ended December 31, 2024 also include explanatory language describing the existence of substantial doubt about our ability to continue as a going concern. The presence of this going concern explanatory language could adversely affect our ability to raise additional debt or equity financing, as well as to further develop and market our products, all of which could have a material adverse impact on our business, results of operations and financial condition. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - “Capital Resources and Liquidity” and Part II, Item 8, Note 1, Organization and Nature of Business; Basis of Presentation; Principles of Consolidation of this Form 10-K for additional information.

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

In September 2024, we announced that we have retained Perella Weinberg Partners to assist with the review of strategic alternatives. Although we are actively considering all available strategic alternatives to maximize value, if we are unable to obtain adequate capital resources to fund operations, we would not be able to continue to operate our business pursuant to our current plans. This may require us to, among other things, materially modify our operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, our business strategy; pursue strategic alternatives; file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring; or discontinue our operations entirely.

We have substantial indebtedness, which could have important consequences to our business.

We have a substantial amount of indebtedness primarily comprised of our Notes. As of December 31, 2024, we had $71.0 million aggregate principal amount of 5.00% Notes outstanding, which mature on December 15, 2026, and $16.0 million aggregate principal amount of 16.00% Notes, which mature on December 31, 2025. We pay interest on the 5.00% Notes and 16.00% Notes by payment-in-kind (“PIK”), through the issuance of additional 5.00% Notes (“5.00% PIK Notes”) and additional 16.00% Notes (“16.00% PIK Notes”), respectively.

The indenture governing the 5.00% Notes (the “5.00% Notes Indenture”) and the indenture governing the 16.00% Notes (the 16.00% Notes Indenture” and together with the 5.00% Notes Indenture, the “Indentures”) contain customary events of default. The Indentures provide that we may be required to repay amounts due under the Indentures, as applicable, in the event that there is an event of default for the respective Notes that results in the principal, premium and interest, if any, becoming due prior to the maturity date for the respective Notes.

Any event of default or declaration of acceleration under one debt instrument could result in an event of default and declaration of acceleration under one or more of our other instruments, including with respect to the Indentures. There can be no assurance that we will be able to meet our obligations under our indebtedness if they become due, or that we will be able to refinance our indebtedness on acceptable terms or at all, which could adversely affect our business, financial condition and liquidity, as discussed elsewhere under “Risks Related to Our Financial Condition, Liquidity and Indebtedness.”

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
•impact our ability to continue as a going concern; and
•necessitate a restructuring under Chapter 11 of the United States Bankruptcy Code.

The terms of certain of our indebtedness include a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests. For example, the 16.00% Notes Indenture contains various affirmative, negative and financial covenants that, among other things, may restrict the ability of us and our subsidiaries to incur additional indebtedness, create certain liens, merge or consolidate with another entity, pay dividends or repurchase stock, and sell all or substantially all of our assets.

Furthermore, we and certain of our subsidiaries have pledged assets, including but not limited to certain accounts, equipment, fixtures and intellectual property, as collateral for our repayment obligations relating to the Notes. If we were unable to repay any amount under the Notes when due and payable, the collateral agent could proceed against the collateral that secures such indebtedness.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments on the principal of or to refinance our indebtedness, primarily the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.

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

We have received limited revenue from sales of the Accelerate Pheno system and the Accelerate PhenoTest BC Kit and Accelerate Arc system. As a result, during the years ended December 31, 2024 and 2023, we experienced losses from operations. Our future revenues are dependent on the successful commercialization of our products and there can be no assurance that we will be successful at the levels necessary to cover the costs of operations. If we are unsuccessful in generating sufficient revenues from our current and future products, we will likely continue to experience losses from operations and negative cash flow.

We have a history of losses and expect to continue to incur losses in the future, and we cannot be certain that we will achieve or sustain profitability.

Until we received FDA approval to market the Accelerate Pheno system, we were a development-stage company and therefore incurred significant losses in prior years. While we are currently commercializing the Accelerate Pheno system and the Accelerate Arc system, we have incurred significant costs in connection with the development and commercialization of our technology and expect to continue to incur further costs in the development and commercialization of our future products, including the Accelerate WAVE system. There is no assurance that we will achieve sufficient revenues to offset anticipated operating costs, and we expect to continue to incur losses in the future. Our ability to achieve or sustain profitability depends on numerous factors including the market acceptance of our products, product quality, future product development and our market penetration and margins. If we are unsuccessful in generating sufficient revenues from our products, we will likely continue to experience losses from operations and negative cash flow. Although we anticipate deriving revenues from the sale of our products, no assurance can be given that these products can be sold on a net profit basis. If we achieve profitability, we cannot give any assurance that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our future profitability and continued existence are dependent in large part upon the successful commercialization of the Accelerate Pheno system and Accelerate Arc system and further development and commercialization of associated test kits, and the Accelerate WAVE system.

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

As part of our collaboration with BD pursuant to the Sales and Marketing Agreement, BD will perform certain sales, tactical marketing, technical service call forwarding, order preparation, research and development support and/or regulatory activities on our behalf as our exclusive sales agent for certain of our products, including the Accelerate Pheno system, Accelerate Arc system and related BC Kits. The successful commercialization of our products, including payments for BD exclusivity is dependent on our ability to generate revenue from our arrangement with BD. This will depend on BD’s ability to successfully perform the responsibilities assigned to it pursuant to the Sales and Marketing Agreement. While BD is largely responsible for the speed and scope of sales and marketing efforts, we cannot assure you that BD will dedicate the resources necessary to successfully perform its responsibilities pursuant to the Sales and Marketing Agreement, and our ability to cause BD to increase the speed and scope of its efforts may be limited. In addition, sales and marketing efforts could be negatively impacted by the delay or failure by us to obtain additional supportive clinical trial data for our products. We cannot predict the success of our collaboration with BD, and there can be no assurance that the efforts of BD will meet our expectations or result in any significant product sales or cost savings within the anticipated time frame or at all.

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

We rely on information technology systems to process, transmit and store electronic information, which may include protected health information, in our day-to-day operations. In addition, our research and development operations are highly dependent on our information technology and storage. Our products also include software and data components. Our information technology systems have been subjected to computer viruses or other malicious codes and phishing attacks, and we expect to be subject to similar viruses and codes in the future. Attacks on our information technology systems or products could result in our intellectual property, unsecured protected health information, and other confidential information being lost or stolen, including the disclosure of our trade secrets, disruption of our operations, loss of valuable research and development data, the need to notify individuals whose information was disclosed, increased costs for security measures or remediation costs and diversion of management attention and other negative consequences. While we will continue to implement protective measures to reduce the risk of and detect future cybersecurity incidents, cyber-attacks are becoming more sophisticated and frequent, and the techniques used in such attacks change rapidly. There can be no assurance that our protective measures will prevent future attacks that could have a significant impact on our business. There also can be no assurance that our cyber insurance will be sufficient to cover the total loss or damage caused by a cyber-attack. In addition, the costs of responding to and recovering from such incidents may not be covered by insurance.

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
•political, economic and social instability, including instability resulting from the ongoing wars and conflicts between Russia and Ukraine and between Israel and Hamas, as well as continued and any new sanctions against Russia;
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

In addition, changes in policies and/or laws of the United States, including as a result of the recent changes in the presidential administration, or foreign governments resulting in, among other changes, higher taxation, tariffs or similar protectionist laws, currency conversion limitations, limitations on business operations, or the nationalization of private enterprises could reduce the anticipated benefits of international operations and could have a material adverse effect on our ability to expand internationally.

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

Our products are manufactured based on estimates of customers’ future demand and our manufacturing lead times are very long. This could lead to a significant mismatch between supply and demand, giving rise to product shortages, excess inventory or further instrument-related inventory write-downs, and make our demand forecast more uncertain. In order to have shorter shipment lead times for our customers, we have built up inventory for anticipated growth which has not occurred, or may build up inventory to serve what we believe is pent-up demand. In periods with limited available capacity, we may and have placed inventory orders significantly in advance of our normal lead times, which could negatively impact our financial results. Additionally, customer behavior changes due to significant events and economic conditions have historically made it more difficult for us to estimate future demand. In estimating demand, we make various assumptions, any of which may and have been incorrect. If we are unable to accurately anticipate demand for our products, our business and financial results could be adversely impacted. For example, excess inventory write-downs were recorded during the year ended December 31, 2023 as a result of excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products.

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

If we fail to maintain effective internal control over financial reporting we may not be able to accurately or timely report our financial condition or results of operations.

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

While we believe we have now remediated the previously identified material weakness in our internal control over financial reporting, we cannot assure you that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may incur significant expenses to remediate any material weaknesses, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable listing requirements, investors may lose confidence in our financial reporting, and the share price of our common stock may decline as a result. In addition, we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.

Risks Related to Our Intellectual Property

If we are unable to effectively protect our intellectual property, our business would be harmed.

In addition to patent protection, we rely on trademark, copyright, trade secret protection and confidentiality agreements to protect intellectual property rights related to our proprietary technologies, both in the United States and in other countries. If we fail to protect our intellectual property, third parties may be able to compete more effectively against us and we may incur substantial litigation costs in our attempts to recover or restrict use of our intellectual property. As of December 31, 2024, we owned 20 issued U.S. patents and nine non-U.S. patents and had seven pending applications as well as registered marks in the United States and foreign countries. In addition to our patents and trademarks, we possess an array of unpatented proprietary technology and know-how, and we license intellectual property rights to and from third parties. The strength of patents in our field involves complex legal and scientific questions. In addition, patent law continuously evolves and might change the legal framework under which our patent claims would be interpreted and adjudicated in the future. Uncertainty created by these questions and potential legal changes means that our patents may provide only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. In addition, competitors could purchase our products and attempt by reverse engineering to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology or develop their own competitive technologies that fall outside of the protections provided by our intellectual property rights. If our intellectual property, including licensed intellectual property, does not adequately protect our market position against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to make the inventions covered by our pending patent applications, or that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, interference or derivation proceedings in the United States can be initiated by a third party to determine who has the right to the subject matter covered by the claims of our patent applications and/or patents. We may not prevail in such proceedings. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited.

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

We currently conduct all of our research and development and product development activities, other than those outsourced to third party providers, in our Tucson, Arizona facility. If this facility were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other natural disasters, employee malfeasance, terrorist acts, power outages or otherwise, or if our business is disrupted for any other reason, including due to health epidemics, pandemics or outbreaks of communicable diseases, we may not be able to continue the development of future products or test our products as promptly as our potential customers expect, or possibly not at all, and we would have no other means of conducting such activities until we were able to restore such capabilities at the current facility or develop an alternative facility. Further, in such an event, we may lose revenue and significant time during which we might otherwise have conducted research and development and product development activities and, we may not be able to maintain our relationships with our licensees or customers.

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

We are also subject to various U.S. healthcare related laws regulating sales, contracting, marketing, and other business arrangements and the use and disclosure of individually identifiable health information. These include but are not limited to:

•The federal Anti-Kickback Statute, a criminal law, which prohibits persons and entities from knowingly and willfully offering, paying, providing, soliciting, or receiving any remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce or reward the referral of an individual, or the purchasing, leasing, ordering, recommending, furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the federal Anti-Kickback Statute can result in significant civil monetary penalties and criminal fines, as well as imprisonment and exclusion from participation in federal healthcare programs.
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

Additionally, third-party payers are increasingly reducing reimbursement for medical products and services. In addition, the U.S. government, state legislatures, and foreign governments have and may continue to implement cost-containment measures and more restrictive policies, including price controls and restrictions on reimbursement. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products. Further, the Budget Control Act of 2011 (the “Budget Control Act”) established a process to reduce federal budget deficits through an automatic “sequestration” process if deficit reductions targets are not otherwise reached. Under the terms of the Budget Control Act, sequestration imposes cuts to a wide range of federal programs, including Medicare, which is subject to a two percent cut. The Bipartisan Budget Act of 2013 extended the two percent sequestration cut for Medicare through fiscal year 2023, and a bill signed by President Obama on February 15, 2014 further extended this cut for an additional year, through fiscal year 2024. The Bipartisan Budget Act of 2015, approved in November 2015, extended sequestration an additional year to 2025, Medicare reimbursements were lowered, and other changes were made to compliance measures. The Bipartisan Budget Act of 2019 signed by President Trump in August 2019 also extended sequestration for another two years to fiscal year 2029. Subsequent legislation extended sequestration through fiscal year 2031 for non-Medicare benefit payment spending and through fiscal year 2032 for Medicare benefit payments. The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, signed into law in March 2020, included critical relief from sequestration cuts as it applies to Medicare payments, exempting Medicare from the effects of sequestration from May 1, 2020, through March 31, 2022. Cuts of 1% were imposed from April 1 through June 30, 2022. As of July 1, 2022, cuts of two percent were reimposed and are set to remain in effect until 2031 unless additional Congressional action is taken. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year.

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

The FDA has also undertaken initiatives related to enhancement of the 510(k) review process and has initiated changes to the regulation of laboratory developed tests (“LDTs”). In particular, on April 29, 2024, the FDA announced its Final Rule on LDTs, which makes clear that LDTs are now considered to be regulated as medical devices, and phases out its historical exercise of enforcement discretion for such tests. The Final Rule indicates that laboratories offering LDTs would be expected to come into compliance with FDA regulation of medical devices over a prescribed period of time. The Final Rule was published on May 6, 2024 and become effective on July 5, 2024. We continue to monitor these developments and analyze how they will impact the clearance approval and classification of our products, as well as the demand for our products by customers. These and other actions proposed by the FDA’s Center for Devices and Radiological Health (“CDRH”) could result in significant changes to the 510(k) process, which could complicate the clearance, approval and de novo classification processes, although we cannot predict the effect of such changes and cannot ascertain if such changes will have a substantive impact on the clearance, approval or de novo classification of our products. If we fail to adequately respond to the increased scrutiny and changes to the 510(k) submission process, our business may be adversely impacted.

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

Risks Related to Our Common Stock

Our common stock may be delisted from The Nasdaq Capital Market, which could have a material adverse effect on our business and financial condition and could make it more difficult for you to sell your shares.

We are required to continually meet Nasdaq’s listing requirements in order to maintain the listing of our common stock on The Nasdaq Capital Market. As described in a Current Report on Form 8-K filed with the SEC on January 30, 2025, we received written notice (the “Notice”) from Nasdaq’s Listing Qualifications Staff (the “Staff”) on January 28, 2025 notifying us that for the last 30 consecutive business days prior to the date of the Notice, our Market Value of Listed Securities (as defined under Nasdaq rules) was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until July 28, 2025 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If, at any time before the Compliance Date, the market value of our common stock (calculated in accordance with Nasdaq rules) closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to us and close the matter.

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

Any delisting of our common stock from The Nasdaq Capital Market could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of common stock, reduce our ability to raise additional capital, reduce the price at which our common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. Additionally, a delisting of our common stock would be a “Fundamental Change” under the 5.00% Notes Indenture, which would trigger a right by the holders thereof to require us to repurchase the then outstanding 5.00% Notes. In such an event, we would likely need to seek financing to repurchase the 5.00% Notes, and there is no guarantee that such financing would be available or on terms acceptable to us. If noteholders demanded a repurchase of such 5.00% Notes and we were unable to finance the repurchase, or if we failed to deliver notice of the noteholders’ right to repurchase, we would be in default under the 5.00% Notes Indenture. Such default would also constitute an event of default under the 16.00% Notes Indenture and the holders of the 16.00% Notes would have the right, but not the obligation, to declare all of the outstanding amounts owing thereunder due and payable as well. For additional information, see “Risks

Related to Our Financial Condition, Liquidity and Indebtedness - We have substantial indebtedness, which could have important consequences to our business.”

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

Our management believes the successful achievement of our business objectives may require additional financing through one or a combination of the issuance of common stock in public or private equity offerings, debt financings, exercise of common stock warrants, collaborations, licensing arrangements, grants and government funding and strategic alliances. To effectuate that, in May 2023, we sought and obtained authorization from stockholders to increase the total number of authorized shares of common stock under our certificate of incorporation by 250,000,000 for a total of 450,000,000 shares. Additionally, in July 2023, we completed a one-for-ten Reverse Stock Split resulting in a relative increase in the number of authorized and unissued shares of our common stock. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution to our stockholders and may adversely affect the market price of our common stock.

Future issuances or sales of shares of our common stock may depress the price of our shares and be dilutive to our existing stockholders.

We cannot predict whether future issuances of shares of our common stock or the availability of shares for resale in the open market will decrease the market price per share of our common stock. Any sales by us or by our existing stockholders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, may cause the market price of our shares to decline. The exercise of any outstanding options or warrants, vesting of outstanding restricted stock units (“RSUs”), the issuance of future equity awards to retain and incentivize employees, the issuance of our common stock upon the conversion or exchange of our convertible notes and any other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock.

To the extent that we raise additional funds through the issuance and sale of equity or convertible debt securities the issuance of such securities will result in dilution to our stockholders. Investors purchasing shares or other securities in the future may also have rights superior to existing stockholders. In addition, we have a significant number of options, warrants and RSUs outstanding. If the holders of these options, or warrants exercise, or the RSUs are settled upon vesting, our stockholders may incur further dilution.

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

•our ability to address existing obligations, including the Notes;
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

The market value of your investment in our common stock may rise or fall sharply at any time because of this volatility and also because of significant short positions that may be taken by investors from time to time in our common stock. During the year ended December 31, 2024, the sale price for our common stock ranged from $0.74 to $4.23 per share, and during the year ended December 31, 2023, the sale price for our common stock ranged from $3.92 to $10.30 per share. Share prices shown reflect the Company effected one-for-ten Reverse Stock Split which occurred on July 11, 2023. The market prices for securities of medical technology companies like ours historically have been highly volatile, and the market has experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.

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

As of December 31, 2024, our directors and executive officers beneficially owned in the aggregate, approximately 39% of our outstanding common stock, including 33% beneficially owned, directly or indirectly, by our director, Jack Schuler. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock. Certain of our major shareholders hold their shares in certificate form, further limiting trading volume.

Provisions in our Amended and Restated Certificate of Incorporation (as amended, our “Charter”), our Amended and Restated Bylaws (as amended, our “Bylaws”) and Delaware law may delay or prevent acquisition of our Company, which could adversely affect the value of our common stock.

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

Global economic conditions, which have led to market disruptions and significant volatility in credit and capital markets, may remain challenging and uncertain for the foreseeable future, including inflation, global health crises, international wars and disputes, and disruptions to the banking system due to bank failures. These conditions not only limit our access to capital but also make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign hospitals and other customers to slow spending on our products, which would delay and lengthen sales cycles. Some of our customers rely on government research grants to fund technology purchases. If negative trends in the economy affect the government’s allocation of funds to research, there may be less grant funding available for certain of our customers to purchase technologies from us. Certain of our customers may face challenges gaining timely access to sufficient credit or may otherwise be faced with budget constraints, which could result in decreased purchases of our products or in an impairment of their ability to make timely payments to us. If our customers do not make timely payments to us, we may be required to assume greater credit risk relating to those customers and increase our allowance for credit losses, and our days sales outstanding would be negatively impacted. Although we maintain allowances for credit losses for estimated losses resulting from the inability of our customers to make required payments, we may not continue to experience the same loss rates that we have in the past.

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

We maintain formal processes for our cybersecurity program and incident response procedures, which are updated at least annually. These processes include, among other things, detailed steps on how we assess cybersecurity risks, identify threats, and determine the materiality of cybersecurity incidents. These processes also designate certain roles within the company to execute these policies and certain leadership roles to manage material risk escalation. These processes endeavor to follow the National Institute of Standards and Technology (NIST) Cybersecurity Framework.

Our Information Security team uses automated technology, third-party partners, and direct review of system indicators to monitor and implement the prevention, detection, mitigation, and remediation of cybersecurity incidents, and to stay current with the changing threat landscape. We also leverage encryption technologies and other measures to safeguard systems. We engage third parties as part of our cybersecurity program, including external security firms that provide security technology, conduct regular security audits, and conduct penetration testing.

We also engage third-party service providers to assist with managing various other aspects of our business. We review SOC 1 and similar documentation from these third-party service providers at least annually to better understand the information security programs maintained by them.

Our employees are responsible for complying with our data security standards and are required to complete annual training to understand the behaviors and technical requirements necessary to keep data secure.

As of the date of this Form 10-K, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For additional information regarding cybersecurity-related risks we face, see Risk Factors - Risks Related to Our Business and Strategy-Breaches of our information technology systems could have a material adverse effect on our operations and potentially result in liability, depending on the type of breach and information compromised.”

Governance
Cybersecurity is an important component of our enterprise risk management program. While our full board of directors (the “Board”) has primary responsibility for risk oversight, the Board utilizes its committees, as appropriate, to monitor and address the risks that may be within the scope of a particular committee’s expertise or charter and receives regular updates at Board meetings on committee activities.

The Audit and Governance Committee has oversight over the adequacy of the Company’s enterprise risk management and internal controls, including computerized information system controls and security, and regularly reviews our cybersecurity, including information technology (“IT”) risks, controls, procedures, and plans to mitigate cybersecurity risks and respond to cybersecurity incidents. Due to the importance of cybersecurity, the full Board receives a report on at least annually from our IT Director, on, among other issues, our cybersecurity risks and threats, the status of IT projects, management’s strategies to strengthen our IT systems, assessments of our cybersecurity program, third-party assessments and testing, our emerging cybersecurity threat landscape, and the review of our cybersecurity insurance policy. Updates are held more frequently with the Audit and Governance Committee as deemed appropriate for significant changes to the Company’s IT systems or cybersecurity processes. Pursuant to our incident response procedures, material cybersecurity incidents are also reported to the Audit and Governance Committee upon a determination of materiality by our IT Director.

Management is responsible for our day-to-day risk management activities. As cybersecurity risks arise, our IT Director executes our incident response procedures and communicates the appropriate details to management in alignment with the escalation steps set forth in such procedures.

Our cybersecurity program is led by our IT Director, who is responsible for assessing and managing cybersecurity risks. He has more than 12 years of experience as a leader in both the medical and defense industries. As cybersecurity-centric manager our IT Director has also achieved high-level security clearance and held the title of Information System Security Officer for other organizations.

Item 2. Properties

Our headquarters and reference laboratory space is located in Tucson, Arizona. As of December 31, 2024, we leased approximately 54,092 square feet of office/laboratory and manufacturing space in Tucson, Arizona. We believe that our currently leased facilities are adequate to meet our needs for the foreseeable future. See Part II, Item 8, Note 9, Leases for additional details regarding the leases.

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

Holders

As of March 17, 2025, we had approximately 35 record owners of our common stock. The actual number of holders of our common stock is greater than the number of record owners and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.

Dividends Paid and Dividend Policy

Holders of the Company’s common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available. To date, no dividends have been declared by the Board of Directors. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends for the foreseeable future. In addition, the 16.00% Notes Indenture contains certain covenants that restrict the payment of cash dividends. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the year ended December 31, 2024 other than as reported in our Current Reports on Form 8-K filed with the SEC.

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2024:

Equity Compensation Plan
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)(3)
Equity compensation plans approved by security holders	3,784,530	(2)	$150.48	2,394,480
Equity compensation plans not approved by security holders	—		—	—
Total	3,784,530		$150.48	2,394,480

(1) Shares of common stock issuable upon vesting of RSUs have been excluded from the calculation of the weighted average exercise price because they have no exercise price.
(2) Represents 297,550 shares of common stock subject to outstanding stock options and 3,486,980 shares of common stock that may be issued upon vesting of outstanding RSUs.
(3) Represents shares of common stock remaining available for issuance under the Company’s 2022 Omnibus Equity Incentive Plan.

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

Changes in Results of Operations: Comparison of fiscal years ended December 31, 2024 and 2023

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

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Net sales	$11,698	$12,059	$(361)	(3)%

During the year ended December 31, 2024, net sales decreased primarily due to lower sales of Accelerate Pheno instruments compared to the year ended December 31, 2023, as fewer new contracts were signed for new Accelerate Pheno instrument placements in the current year. This decrease was partially offset by an increase in net sales of Accelerate PhenoTest BC Kits as customers completed their instrument verifications and began purchasing kits.

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Total cost of sales	$8,994	$9,509	$(515)	(5)%
Inventory write-down	—	1,184	(1,184)	(100)%
Non-cash equity-based compensation as a component of cost of sales	112	300	(188)	(63)%
Total cost of sales less inventory write-down and non-cash equity-based compensation	$8,882	$8,025	$857	11%

During the year ended December 31, 2024, cost of sales decreased when compared to the year ended December 31, 2023. This decrease was due to reduced demand for Accelerate Pheno instruments during the year ended December 31, 2024 along with an excess inventory write-down of $1.2 million recorded during the year ended and December 31, 2023.

During the year ended December 31, 2023, the Company took charges to cost of sales for inventory provisions primarily related to the write-down of excess quantities of instrument raw material and work in process inventory, whose inventory levels were higher than our updated forecasts of future demand for those products. Inventory provisions totaled $1.2 million during the year ended December 31, 2023, with no inventory provisions recorded for the year ended December 31, 2024.

Total cost of sales less inventory write-downs and non-cash equity-based compensation expense during the year ended December 31, 2024, increased primarily due to higher kit sales volume and increases in costs to manufacture Accelerate PhenoTest BC Kits due to inflationary pressures, compared to the year ended December 31, 2023.

Non-cash equity-based compensation expense is a component of manufacturing overhead and service cost of sales. Manufacturing overhead is capitalized as inventory and relieved to cost of sales when consumable tests are sold to a customer, instruments are sold to a customer, or when instruments are amortized to cost of sales.

Cost of sales includes non-cash equity-based compensation expense of $0.1 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, non-cash equity-based compensation expense decreased due to fewer equity awards granted and decreases in fair value of stock awards being granted.

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Gross profit	$2,704	$2,550	$154	6%
Inventory write-down	—	1,184	(1,184)	(100)%
Non-cash equity-based compensation as a component of gross profit (loss)	112	300	(188)	(63)%
Gross profit less inventory write-down and non-cash equity-based compensation	$2,816	$4,034	$(1,218)	(30)%

During the year ended December 31, 2024, gross profit increased primarily as a result of inventory provisions related to the write-down of excess quantities of raw material and work in process instrument inventory recorded during the year ended December 31, 2023. As described above, the Company recorded an inventory write-down of $1.2 million for the year ended December 31, 2023.

Gross profit less inventory write-downs and non-cash equity-based compensation expense decreased during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the decrease in gross margin as a result of higher costs to manufacture consumables.

Inventory with zero cost basis was sold to customers for the years ended December 31, 2024 and 2023. Sales of pre-launch inventory previously not capitalized and expensed in a previous year for the years ended December 31, 2024 and 2023 was $0.4 million and $0.2 million, respectively.

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Research and development	$16,688	$25,353	$(8,665)	(34)%
Non-cash equity-based compensation as a component of research and development	889	1,396	(507)	(36)%
Research and development less non-cash equity-based compensation	$15,799	$23,957	$(8,158)	(34)%

Research and development expenses for the year ended December 31, 2024 decreased as compared to the year ended December 31, 2023 primarily due to lower employee related expenses and a decrease in third party development costs to develop our Accelerate WAVE system, as we further advance the program from development to verification and validation.

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Sales, general and administrative	$21,326	$31,225	$(9,899)	(32)%
Non-cash equity-based compensation as a component of sales, general and administrative	3,381	3,691	(310)	(8)%
Sales, general and administrative less non-cash equity-based compensation	$17,945	$27,534	$(9,589)	(35)%

Sales, general and administrative expenses during the year ended December 31, 2024 decreased compared to the year ended December 31, 2023, primarily due to lower legal and professional services fees and a decrease in employee-related expenses, and non-cash equity-based compensation expenses.

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Loss from operations	$(35,310)	$(54,028)	$18,718	(35)%
Inventory write-down	—	1,184	$(1,184)	(100)%
Non-cash equity-based compensation as a component of loss from operations	4,382	5,387	$(1,005)	(19)%
Loss from operations less inventory write-down and non-cash equity-based compensation	$(30,928)	$(47,457)	$16,529	(35)%

During the year ended December 31, 2024, our loss from operations decreased as compared to the year ended December 31, 2023, primarily due to lower Research and development and Sales, general and administrative expenses.

Loss from operations includes non-cash equity-based compensation expense of $4.4 million and $5.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease of non-cash equity-based compensation expense for each year was primarily the result of stock awards having a lower fair value primarily due to a decrease in the Company’s stock price year over year.

This loss and further losses are anticipated and are the result of our continued investments in key research and development program costs, and commercialization of the Company’s products.

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
Total other expense, net	$(14,801)	$(6,740)	$(8,061)	120%

During the year ended December 31, 2024, other expense, net, was primarily comprised of interest expense of $13.1 million and loss on fair value adjustments of $2.0 million.

During the year ended December 31, 2023, other expense, net, is comprised of loss on extinguishment of debt of $6.5 million and loss on extinguishment of debt with related party of $6.8 million, both resulting from the consummation of the Restructuring Transactions (as defined below), interest expense of $5.9 million, and related party interest expense of $1.8 million. These expenses were partially offset by a $13.0 million gain on a fair-value adjustment mainly consisting of the derivative liability related to our 5.00% Notes as well as the Schuler Purchase Obligation (as defined below). The increase in interest expense for the year ended December 31, 2024, when compared to the prior year, was primarily the result of the Company’s issuance of the 5.00% Notes in June 2023 and the issuance of the 16.00% Notes in August 2024.

	December 31,
	(in thousands)
	2024	2023	$ Change	% Change
(Provision) benefit for income taxes	$66	$(850)	$916	(108)%

For the year ended December 31, 2024 the Company recorded a tax provision of $0.1 million. For the year ended December 31, 2023, the Company recorded a tax provision of $0.9 million related to tax liabilities generated by our foreign subsidiaries.

Capital Resources and Liquidity

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $718.9 million as of December 31, 2024. During the year ended December 31, 2024, the Company had a net loss of $50.0 million and negative cash flows from operations of $24.2 million. The Company had negative working capital of $(9.0) million as of December 31, 2024.

In March 2023, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the holders of approximately 85% of the Company’s outstanding 2.50% convertible senior notes (the 2.50% Notes”) (collectively, the “Ad Hoc Noteholder Group”) and the trustee for the 2.50% Notes (the “Trustee”). Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the indenture governing the 2.50% Notes (the “2.50% Notes Indenture”) in connection with certain events of default under the 2.50% Notes Indenture, including, but not limited to, the failure to timely pay in full the principal and any interest related to the 2.50% Notes that was due and payable on March 15, 2023. In April 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the 2.50% Notes, the holder of a secured promissory note with the Jack W. Schuler Living Trust (the “Schuler Trust”) (the “Secured Note”) and the holders of the Company’s Series A

Preferred Stock to negotiate in good faith to effect the restructuring of the Company’s capital structure (the “Restructuring Transactions”).

In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement, which included, among other things, the issuance of $66.9 million aggregate principal amount of 5.00% Notes. Further details of the Forbearance Agreement, the Restructuring Transactions and the 5.00% Notes are included below and/or in Part II, Item 8, Note 11, Convertible Notes of this Form 10-K.

In January 2024, the Company completed an underwritten public offering (the “January 2024 Public Units Offering”) of Units and Pre-Funded Units (each, as defined below). Concurrently with the completion of the January 2024 Public Units Offering, the Company sold Units to the Schuler Trust and to the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering. Aggregate net proceeds after transaction expenses were $11.0 million. In connection with the January 2024 Public Units Offering, the Schuler Trust agreed to and subsequently purchased additional Units in May 2024 for net proceeds of $2.7 million. Further information and a description of the Units and the Pre-Funded Units are included below and in Part II, Item 8, Note 18, Stockholders' Deficit.

In August 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with certain investors named therein pursuant to which the Company issued $15.0 million aggregate principal amount of 16.00% Notes for net proceeds of approximately $14.2 million. Further information and a description of the 16.00% Notes are included below and in Part II, Item 8, Note 10, Notes Payable.

As of December 31, 2024, the Company had $16.3 million in cash and cash equivalents and investments, an increase of $3.1 million from $13.2 million at December 31, 2023. The primary reason for the increase was due to proceeds from the sale and issuance of Units and Pre-Funded Units and proceeds from the issuance of 16.00% Notes during 2024, partially offset by cash used in operations. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

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

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company continues to fund and progress its development and operational goals discussed in this Form 10-K, it is not expected to be sufficient to fund the Company’s operations through twelve months from the filing date of this Form 10-K.

Management currently believes that it will be necessary for the Company to secure additional funds to continue its existing business to fund its obligations. While the Company continues to explore additional funding in the form of potential equity and/or debt financing arrangements or similar transactions, there can be no assurance the necessary financing will be available on terms acceptable to the Company, or at all. If the Company raises funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If the Company raises funds by issuing additional debt, it is likely any new debt would have rights, preferences and privileges senior to common stockholders. The terms of borrowing could impose significant restrictions on the Company’s operations. The capital markets have in the past, and may in the future, experience periods of upheaval that could impact the availability and cost of equity and debt financing. In addition, changes in federal fund rates set by the Federal Reserve, such as the significant increases experienced throughout 2022 and 2023, which serve as benchmark rates on borrowing, and other general economic conditions have impacted, and in the future may impact, the cost of debt financing or refinancing existing debt.

In September 2024, the Company announced it has retained Perella Weinberg Partners to assist with the review of strategic alternatives. Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, its business strategy; pursue strategic alternatives; or discontinue its operations entirely.

The Company is required to evaluate its financial condition as of the filing date of this Form 10-K pursuant to the requirements of Accounting Standards Codification (“ASC”) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based on its evaluation pursuant to ASC 205-40, the Company has determined that, as of the date of this Form 10-K filing, there is substantial doubt about its ability to continue as a going concern, as the Company does not currently have adequate financial resources to fund its forecasted operating costs for at least twelve months from the filing date of this Form 10-K.

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

Summary of Cash Flows

The following summarizes selected items in the Company’s consolidated statements of cash flows for years ended December 31 (in thousands):

Cash Flow Summary (in thousands)
	2024	2023
Net cash used in operating activities	$(24,194)	$(40,196)
Net cash (used in) provided by investing activities	(509)	8,660
Net cash provided by financing activities	27,053	9,019

Cash flows from operating activities

The net cash used in operating activities was $24.2 million during the year ended December 31, 2024. Net cash used in operating activities was primarily the result of net losses. These amounts were partially offset by equity-based compensation, depreciation and amortization, amortization of debt discount and issuance costs, and PIK interest.

The net cash used in operating activities was $40.2 million during the year ended December 31, 2023. Net cash used in operating activities was primarily the result of net losses and a gain on fair value adjustment, partially offset by losses on extinguishment of debt, equity-based compensation, an inventory write-down, depreciation and amortization, amortization of debt discount and issuance costs, and PIK interest.

These losses are the result of continued investments in research and development to further mature the Accelerate Pheno system, develop complementary products, including the Accelerate Arc system, as well as develop our next generation technology, the Accelerate WAVE system, along with other factors.

Cash flows from investing activities

The net cash used by investing activities was $0.5 million for the year ended December 31, 2024, which were the result of purchases of equipment.

The net cash provided by investing activities was $8.7 million for the year ended December 31, 2023. The Company had maturities of marketable securities of $9.7 million which were offset in part by purchases of equipment of $1.0 million.

Cash flows from financing activities

The net cash provided by financing activities was $27.1 million for the year ended December 31, 2024, which was primarily related to proceeds from the sale of Units and Pre-Funded Units of $15.0 million and proceeds from the issuance of 16.00% Notes of $15.0 million, partially offset by debt and equity issuance costs of $2.1 million.

The net cash provided by financing activities was $9.0 million for the year ended December 31, 2023, which was primarily related to proceeds from the sale of common stock of $4.0 million and proceeds from issuance of 5.00% Notes of $10.0 million, partially offset by debt and equity issuance costs of $3.7 million and payments on finance leases of $1.3 million.

Financing Activity

Convertible Notes

On June 9, 2023, the Company issued $66.9 million aggregate principal amount of 5.00% Notes in connection with the Restructuring Transactions described in Part II, Item 8, Note 11, Convertible Notes of this Form 10-K. The 5.00% Notes mature on December 15, 2026 and bear interest at a rate of 5.00% per annum, payable in kind. Interest is payable semi-annually in arrears June 15 and December 15 of each year, commencing on December 15, 2023. The 5.00% Notes, including any 5.00% Notes issued as a result of the payment of interest in kind, will be convertible into shares of the Company’s common stock at an initial conversion price of approximately $7.20 per share, which reflects the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of 5.00% Notes. The initial conversion price was subject to adjustment based on the positive difference between the 31 to 90 day volume-weighted average price, subject to a cap of $8.30 per share. On October 18, 2023, the Company evaluated the conversion rate in accordance with the terms of the 5.00% Notes and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes. Upon conversion of the 5.00% Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares of common stock, at the Company's election.

The 5.00% Notes Indenture contains customary events of default, including, but not limited to, non-payment of principal or interest, breach of certain covenants in the 5.00% Notes Indenture, defaults under or failure to pay certain other indebtedness and certain events of bankruptcy, insolvency and reorganization. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the Collateral Agent (as defined below), by notice to the Company, or the holders of the 5.00% Notes representing at least 25% in aggregate principal amount of the outstanding 5.00% Notes, by notice to the Company and the Collateral Agent, may declare 100%of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes to be due and payable immediately. Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal of, and all accrued and unpaid interest on, all of the then outstanding 5.00% Notes will automatically become immediately due and payable.

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

In August and October 2023, certain holders of 5.00% Notes converted approximately $1.0 million of aggregate principal amount of 5.00% Notes held by them for approximately 0.1 million shares of the Company's common stock. In 2024, the Company issued $3.4 million of 5.00% PIK Notes to pay interest accrued on the 5.00% Notes outstanding.

As of December 31, 2024, $71.0 million aggregate principal amount of 5.00% Notes were outstanding.

See Part II, Item 8, Note 11, Convertible Notes of this Form 10-K for additional information.

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

In December 2023, the Company and the Schuler Trust entered into an amendment to the Schuler Purchase Obligation extending the deadline for the investment or public offering backstop through February 15, 2024 and the Schuler Trust agreed to purchase $2.0 million of shares at the public offering price if the aggregate gross proceeds to the Company resulting from the public offering was more than $10.0 million.

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

Aggregate net proceeds from the January 2024 Public Units Offering and private placement offering of Units (including the additional Units purchased by the Schuler Trust in May 2024) were approximately $13.7 million.

16.00% Notes

In August 2024, the Company entered into the Note Purchase Agreement with certain investors named therein pursuant to which the Company issued $15.0 million aggregate principal amount of the 16.00% Notes.

The 16.00% Notes will mature on December 31, 2025 and bear interest at a rate of 16.00% per annum, payable in kind. Interest on the 16.00% Notes is payable by the Company quarterly in arrears on the last business day of each March, June, September and December, beginning on September 30, 2024.

Contemporaneously with the Note Purchase Agreement, the Company also entered into the 16.00% Notes Indenture with a trustee that provides that the 16.00% Notes will be secured by a super-priority security interest in the same collateral that secures the Company’s outstanding 5.00% Notes.

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

Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal, the premium (including the Exit Premium), and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes will automatically become immediately due and payable.

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

Aggregate net proceeds from the issuance of the 16.00% Notes were approximately $14.2 million.

Contractual Obligations

The Company has certain contractual obligations and commercial commitments as disclosed in Part II, Item 8, Note 16, Commitments and Contingencies that do not meet the definition of long-term debt obligations, capital leases, operating leases or purchase obligations. The Company has entered into lease agreements as described in Part I, Item 2, Properties and Part II, Item 8, Note 9, Leases. The Company also has 5.00% Notes and 16.00% Notes outstanding as described above and in Part II, Item 8, Note 11, Convertible Notes and Part II, Item 8, Note 10, Notes Payable, respectively. As of December 31, 2024, the future expected payment obligations under our agreements over the next five years are (in thousands):

Payments due by Period (in thousands)
Contractual Material
Cash Requirements	Total	2025	2026	2027	2028	2029
Operating lease obligations	$3,635	$724	$746	$768	$791	$606
Purchase obligation 1)	11,858	—	—	11,858	—	—
Finance leases	126	96	30	—	—	—
Deferred compensation	1,199	436	467	296	—	—
5.00% Notes 2)	70,974	—	70,974	—	—	—
5.00% Notes interest 3)	7,072	—	7,072	—	—	—
16.00% Notes 4)	$17,164	$17,164	$—	$—	$—	$—
16.00% Notes interest 5)	$9,466	$9,466	$—	$—	$—	$—
Total	$121,494	$27,886	$79,289	$12,922	$791	$606

1) The Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials for a total commitment of $11.9 million. Under the terms of this agreement the Company has until March 15, 2027 to take delivery of purchased items. As of December 31, 2024 the commitment remains $11.9 million as the Company has not taken delivery of any inventory.

2) The amount shown here represents the outstanding principal at par of the 5.00% Notes, including subsequently issued 5.00% PIK Notes.

3) The 5.00% Notes bear interest at a rate of 5.00% per annum. The Company will pay interest on the 5.00% Notes by PIK, through the issuance of additional 5.00% PIK Notes. The amount shown here represents interest for which 5.00% PIK Notes have not yet been issued.

4) The amount shown here represents the outstanding principal at par of the 16.00% Notes, including subsequently issued 16.00% PIK Notes as well as the accreted portion of the Exit Premium.

5) The 16.00% Notes bear interest at a rate of 16.00% per annum. The Company will pay interest on the 16.00% Notes by PIK, through the issuance of additional 16.00% PIK Notes. The amount shown here represents interest for which 16.00% PIK Notes have not yet been issued.

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

For the years ended December 31, 2024 and 2023, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that are not generating revenue and the length of time from when these instruments are installed to when revenue will be generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the

Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no material impairment charges were recorded at December 31, 2024 and 2023.

See Part II, Item 8, Note 7, Property and Equipment, for further information and related disclosures.

Convertible Notes

The Company follows Accounting Standard Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) in accounting for its outstanding convertible notes. The convertible notes are accounted for as a liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase, conversion or settlement.

See Part II, Item 8, Note 11, Convertible Notes, for further information and related disclosures.

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

Sales commissions earned by the Company’s sales force are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the years ended December 31, 2024 and 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Financial Statements of Accelerate Diagnostics, Inc.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 100)

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 42)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flow for the years ended December 31, 2024 and 2023

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Accelerate Diagnostics, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Accelerate Diagnostics, Inc (the “Company”) as of December 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

January 2024 Units Offering

As disclosed in Note 18 to the consolidated financial statements, in January 2024, the Company completed the January 2024 Units Offering, where in exchange for gross proceeds of approximately $10.2 million, the Company issued to each investor units consisting of one share of common stock and one warrant to purchase one share of common stock, and for certain investors, pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock, and one common warrant to purchase one share of common stock. Concurrently, and in connection with the completion of the January 2024 Units Offering, the Company entered into a forward contract with the Schuler Trust, to purchase additional units on or before May 20, 2024.

We identified the evaluation of whether the instruments of the January 2024 Units Offering are to be liability or equity classified as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to evaluate the provisions of the agreements when assessing the instruments’ classification. Auditing the classification of these instruments involved especially challenging auditor judgment, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the appropriateness of management’s application of the accounting guidance in determining the classification of the instruments issued in conjunction with the January 2024 Units Offering in the consolidated financial statements by i) reviewing the relevant terms of the related agreements, ii) evaluating the completeness and accuracy of the Company’s technical accounting analysis and the application of the relevant accounting literature.

•Utilizing personnel with specialized knowledge and skills in technical accounting to assist in: i) evaluating the terms of the related agreements in relation to the relevant accounting literature, and ii) assessing the appropriateness of conclusions reached by the Company.

Notes Payable – 16.00% Notes

As disclosed in Note 10 to the consolidated financial statements, in August 2024, the Company entered into a Note Purchase Agreement with certain investors, whereby the Company issued notes payable in an aggregate principal amount of $15.0 million. The provisions of the Note Purchase Agreement were evaluated to determine whether there were any embedded features that required bifurcation from the host instrument which would be liability classified and recorded at fair value with subsequent changes in fair value recorded to earnings.

We identified the evaluation of embedded features as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to evaluate the provisions of the agreements when assessing potential bifurcation of certain embedded features to the agreements. Auditing the potential bifurcation of embedded features involved especially challenging auditor judgment, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the appropriateness of management’s application of the accounting guidance in assessing the accounting and classification of embedded features to the Note Purchase Agreement in the consolidated financial statements by i) reviewing the relevant terms of the Note Purchase Agreement, ii) evaluating the completeness and accuracy of the Company’s technical accounting analysis and the application of the relevant accounting literature.

•Utilizing personnel with specialized knowledge and skills in technical accounting to assist in: i) evaluating the terms of the Note Purchase Agreement in relation to the relevant accounting literature, and ii) assessing the appropriateness of conclusions reached by the Company.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

East Brunswick, New Jersey

March 20, 2025

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Accelerate Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Accelerate Diagnostics, Inc. (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2013 to 2024.

Phoenix, Arizona
March 28, 2024

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$15,098	$12,138
Investments	1,199	1,081
Trade accounts receivable, net	2,037	2,622
Inventory	2,852	3,310
Prepaid expenses	208	380
Purchase obligation - put option asset	—	3,419
Other current assets	844	1,516
Total current assets	22,238	24,466
Property and equipment, net	2,575	2,389
Finance lease assets, net	336	1,518
Operating lease right-of-use assets, net	2,907	1,177
Other non-current assets	500	1,816
Total assets	$28,556	$31,366

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,844	$4,796
Accrued liabilities	2,873	3,243
Accrued interest	148	164
Deferred revenue and income, current	1,638	1,545
Current portion of convertible notes	—	726
Notes payable, current	16,512	—
Warrant liability	4,559	—
Finance lease, current	92	583
Operating lease, current	535	977
Total current liabilities	31,201	12,034
Finance lease, non-current	30	262
Operating lease, non-current	2,568	570
Deferred revenue and income, non-current	2,277	1,122
Other non-current liabilities	1,681	1,164
Convertible notes, non-current	46,839	36,102
Total liabilities	84,596	51,254

Commitments and contingencies (see Note 16)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
BALANCE SHEETS (CONTINUED)
(in thousands, except share data)

	December 31,
	2024	2023
Stockholders' deficit:
Preferred shares, $0.001 par value;
5,000,000 preferred shares authorized with no shares issued and outstanding at December 31, 2024 and no shares issued and outstanding at December 31, 2023	—	—
Common stock, $0.001 par value;
450,000,000 common shares authorized with 25,186,582 shares issued and outstanding at December 31, 2024 and 450,000,000 common shares authorized with 14,569,500 shares issued and outstanding at December 31, 2023	25	14
Contributed capital	707,907	694,634
Treasury stock	(45,067)	(45,067)
Accumulated deficit	(718,899)	(668,857)
Accumulated other comprehensive loss	(6)	(612)
Total stockholders' deficit	(56,040)	(19,888)
Total liabilities and stockholders' deficit	$28,556	$31,366

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2024	2023
Net sales	$11,698	$12,059

Cost of sales:
Cost of sales of products and services	8,994	8,325
Inventory write-down	—	1,184
Total cost of sales	8,994	9,509

Gross profit	2,704	2,550

Costs and expenses:
Research and development	16,688	25,353
Sales, general and administrative	21,326	31,225
Total costs and expenses	38,014	56,578

Loss from operations	(35,310)	(54,028)

Other (expense) income:
Interest expense	(13,117)	(5,926)
Interest expense related-party	—	(1,817)
Loss on extinguishment of debt	—	(6,499)
Loss on extinguishment of debt with related party	—	(6,755)
Gain on extinguishment of accounts payable	743	—
(Loss) gain on fair value adjustment	(1,971)	12,955
Foreign currency exchange (loss) gain	(564)	71
Interest income	703	1,123
Other (expense) income, net	(595)	108
Total other expense, net	(14,801)	(6,740)

Net loss before income taxes	(50,111)	(60,768)
(Provision) benefit for income taxes	66	(850)
Net loss	$(50,045)	$(61,618)

Basic and diluted net loss per share	$(2.15)	$(4.94)
Weighted average shares outstanding	23,302	12,477

Other comprehensive loss:
Net loss	$(50,045)	$(61,618)
Net unrealized gain on available-for-sale investments	—	29
Foreign currency translation adjustment	606	(241)
Comprehensive loss	$(49,439)	$(61,830)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balances, December 31, 2022	3,955	4	9,748	10	630,428	(607,239)	(45,067)	(400)	(22,264)
Net loss	—	—	—	—	—	(61,618)	—	—	(61,618)
Issuance of common stock to related party	—	—	488	1	3,996	—	—	—	3,997
Capital contribution from modification of securities purchase agreement with related party	—	—	—	—	1,805	—	—	—	1,805
Conversion of preferred stock into common stock with related party	(3,955)	(4)	396	—	—	—	—	—	(4)
Restricted stock awards issued	—	—	373	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—	—	29	29
Foreign currency translation adjustment	—	—	—	—	—	—	—	(241)	(241)
Issuance of shares to retire secured promissory note with related party	—	—	3,432	3	25,363	—	—	—	25,366
Reclassification of derivative liability to contributed capital	—	—	—	—	26,908	—	—	—	26,908
Issuance of shares to retire convertible notes and derivative	—	—	133	—	819	—	—	—	819
Equity-based compensation	—	—	—	—	5,274	—	—	—	5,274
Reclassification of common stock par value due to reverse stock split	—	—	—	—	41	—	—	—	41
Balances, December 31, 2023	—	—	14,570	14	694,634	(668,857)	(45,067)	(612)	(19,888)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
(in thousands)

	Preferred Shares	Preferred Stock Amount	Common Shares	Common Stock Amount	Contributed Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balances, December 31, 2023	—	$—	14,570	$14	$694,634	$(668,857)	$(45,067)	$(612)	$(19,888)
Net loss	—	—	—	—	—	(50,045)	—	—	(50,045)
Issuance of common stock to related party	—	—	2,750	3	2,964	—	—	—	2,967
Issuance of common stock	—	—	7,136	7	4,891	—	—	—	4,898
Restricted stock awards issued and exercise of options	—	—	720	1	—	—	—	—	1
Issuance of prefunded warrants	—	—	—	—	1,077	—	—	—	1,077
Foreign currency translation adjustment	—	—	—	—	—	—	—	606	606
Issuance of shares to retire convertible notes and derivative	—	—	11	—	43	—	—	—	43
Equity-based compensation	—	—	—	—	4,298	—	—	—	4,298
Entity dissolution	—	—	—	—	—	3	—	—	3
Balances, December 31, 2024	—	$—	25,187	$25	$707,907	$(718,899)	$(45,067)	$(6)	$(56,040)

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(50,045)	$(61,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,421	3,254
Provision for bad debts	354	301
Equity-based compensation expense	4,382	5,387
Amortization of debt discount and issuance costs	8,680	3,278
Amortization of debt discount related party	—	1,033
Unrealized (gain) loss on equity investments	(65)	(114)
Units offering issuance cost	680	—
Loss on disposal of property and equipment	201	150
Loss on extinguishment of debt	—	6,499
Loss on extinguishment of debt with related party	—	6,755
(Gain) on extinguishment of accounts payable	(743)	—
Loss (gain) on fair value adjustments	1,971	(12,955)
Paid-in-kind interest	4,380	1,718
Inventory write-down	—	1,184
(Increase) decrease in assets:
Accounts receivable	440	(234)
Inventory	(50)	446
Prepaid expense and other assets	1,104	926
Increase (decrease) in liabilities:
Accounts payable	794	295
Accrued liabilities and other	(930)	(121)
Accrued interest	(16)	716
Accrued interest from related party	—	784
Deferred revenue and income	1,248	2,120
Net cash used in operating activities	(24,194)	(40,196)
Cash flows from investing activities:
Purchases of equipment	(509)	(1,035)
Maturities of marketable securities	—	9,695
Net cash (used in) provided by investing activities	(509)	8,660
Cash flows from financing activities:
Proceeds from issuance of Units to related party	4,750	—
Proceeds from issuance of Units	10,232	—
Units offering issuance cost	(1,234)	—
Proceeds from issuance of 16.00% Notes	15,000	—
Transaction costs related to debt and equity issuance	(768)	(3,731)
Proceeds from issuance of 5.00% Notes	—	10,000
Proceeds from issuance of common stock to related party	—	4,000
Payment of debt	(726)	—
Payments on finance leases	(723)	(1,250)
Proceeds from exercise of warrants	522	—
Net cash provided by financing activities	27,053	9,019

See accompanying notes to consolidated financial statements.

ACCELERATE DIAGNOSTICS, INC.
CONSOLIDATED
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Years Ended December 31,
	2024	2023
Effect of exchange rate on cash	$610	$(250)

Increase (decrease) in cash and cash equivalents	2,960	(22,767)
Cash and cash equivalents, beginning of year	12,138	34,905
Cash and cash equivalents, end of year	$15,098	$12,138

Non-cash investing activities:
Net transfer of instruments from inventory to property and equipment, net	$452	$401

Non-cash financing activities:
Exchange of 2.50% Notes and accrued interest for 5.00% Notes	$—	$56,893
Debt premium on issuance of 5.00% Notes	$—	$6,023
Derivative liability associated with the bifurcated conversion option	$—	$38,160
Reclassification of bifurcated conversion option to contributed capital	$—	$26,908
Capital contribution from the exchange of secured note and accrued interest through the issuance of common stock with related party	$—	$25,366
Extinguishment of derivative liability in connection with extinguishment of 5.00% Notes	$—	$380
Issuance of common stock in connection with extinguishment of 5.00% Notes	$43	$819
Right-of-use assets obtained in exchange for finance lease obligations	$—	$200

Supplemental cash flow information:
Interest paid	$33	$122
Income taxes paid, net of refunds	$—	$363

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), regarding annual financial reporting.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany transactions and balances.

Liquidity and Going Concern

Since inception, the Company has not achieved profitable operations or positive cash flows from operations. The Company’s accumulated deficit totaled $718.9 million as of December 31, 2024. During the year ended December 31, 2024, the Company had a net loss of $50.0 million and negative cash flows from operations of $24.2 million. The Company had negative working capital of $(9.0) million as of December 31, 2024.

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

In June 2023, the Company completed the Restructuring Transactions contemplated by the Restructuring Support Agreement, which included, among other things, the issuance of $66.9 million aggregate principal amount of 5.00% Senior Secured Convertible Notes due 2026 (the “5.00% Notes”). Further details of the Forbearance Agreement, the Restructuring Transactions and the 5.00% Notes are included in Note 11, Convertible Notes.

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

In August 2024, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with certain investors named therein pursuant to which the Company issued $15.0 million aggregate principal amount of the Company’s 16.00% Super-Priority Senior Secured PIK Notes due 2025 (the “16.00% Notes”) for net proceeds of approximately $14.2 million. Further information and a description of the 16.00% Notes are included in Note 10, Notes Payable.

As of December 31, 2024, the Company had $16.3 million in cash and cash equivalents and investments, an increase of $3.1 million from $13.2 million at December 31, 2023. The primary reason for the increase was due to proceeds from the sale and issuance of Units and Pre-Funded Units and proceeds from the issuance of 16.00% Notes during 2024, partially offset by cash used in operations. The future success of the Company is dependent on its ability to successfully commercialize its products, obtain regulatory clearance for and successfully launch its future product candidates, obtain additional capital and ultimately attain profitable operations.

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

Historically, the Company has funded its operations primarily through multiple equity raises and the issuance of debt. While the Company believes it has funding to allow it to progress its development and operational goals discussed in this report, it is not expected to be sufficient to fund the Company’s operations through twelve months from the date of issuance of these consolidated financial statements.

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

In September 2024, the Company announced that it has retained Perella Weinberg Partners to assist with the review of strategic alternatives. Although the Company is actively considering all available strategic alternatives to maximize value, if the Company is unable to obtain adequate capital resources to fund operations, the Company would not be able to continue to operate its business pursuant to its current plans. This may require the Company to, among other things, materially modify its operations to reduce spending; sell assets or operations; delay the implementation of, or revise certain aspects of, its business strategy; strategic alternatives; or discontinue its operations entirely.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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
•Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
•Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
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

Investments

The Company invests in various debt and equity securities which are primarily held in the custody of major financial institutions. Debt securities consist of certificates of deposit, U.S. government and agency securities, commercial paper, and corporate notes and bonds. Equity securities consist of mutual funds. The Company records these investments in the consolidated balance sheets at fair value. Unrealized gains or losses for debt securities available-for-sale are included in accumulated other comprehensive loss, a component of stockholders’ deficit. Unrealized gains or losses for equity securities are included in other income (expense), net, a component of the consolidated statements of operations and comprehensive loss. The Company considers all debt securities to be available-for-sale, including those with maturity dates beyond 12 months, as they are available to support current operational liquidity needs. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.

We perform an assessment to determine whether there have been any events or economic circumstances to indicate that a debt security available-for-sale in an unrealized loss position has suffered impairment as a result of credit loss or other factors. A debt security is considered impaired if its fair value is less than its amortized cost basis at the reporting date.

If we intend to sell the debt security or if it is more likely than not that we will be required to sell the debt security before the recovery of its amortized cost basis, the impairment is recognized and the unrealized loss is recorded as a direct write-down of the security's amortized cost basis with an offsetting entry to earnings. If we do not intend to sell the debt security or believe we will not be required to sell the debt security before the recovery of its amortized cost basis, the impairment is assessed to determine if a credit loss component exists. We use a discounted cash flow method to determine the credit loss component. In the event a credit loss exists, an allowance for credit losses is recorded in earnings for the credit loss component of the impairment while the remaining portion of the impairment attributable to factors other than credit loss is recognized, net of tax, in accumulated other comprehensive loss. The amount of impairment recognized due to credit factors is limited to the excess of the amortized cost basis over the fair value of the security.

Accounts Receivable

Accounts receivable consist of amounts due to the Company for sales to customers and are based on what we expect to collect in exchange for goods and services. Receivables are considered past due based on the contractual payment terms and are written off if reasonable collection efforts prove unsuccessful. Trade accounts receivable, net opening balance for the years ended December 31, 2024 and 2023 was $2.6 million and $2.4 million, respectively.

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. We assess collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. In determining the amount of the allowance for credit losses, we consider historical collectibility and make judgments about the creditworthiness of customers based on credit evaluations. Our customers typically have good credit quality. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

The allowance for credit losses over trade receivables and net investment in sales-type leases for the years ended December 31 is comprised of the following (in thousands):

	2024	2023
Beginning balance	$590	$324
Provisions	354	301
Write-offs	(118)	(35)
	$826	$590

The provisions recorded during the years ended December 31, 2024 and 2023, are primarily in connection with at-risk trade receivables and aged net investment in sales-type leases. See Note 9, Leases, for further information.

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

We charge cost of sales for inventory provisions to write down our inventory to the lower of cost or net realizable value or for obsolete or excess inventory. Most of our inventory provisions relate to excess quantities of products, based on our inventory levels and future product purchase commitments compared to assumptions about future demand and market conditions. Once inventory has been written off or written down, it creates a new cost basis for the inventory that is not subsequently written up.

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

Instruments Classified as Property and Equipment
Property and equipment include Accelerate Pheno and Accelerate Arc systems (also referred to as instruments) used for sales demonstrations, instruments under rental agreements and instruments used for research and development. Depreciation expense and losses from retirement of instruments used for sales demonstrations are recorded as a component of sales, general and administrative expenses. Depreciation expense and losses from retirement of instruments placed at customer sites pursuant to reagent rental agreements are recorded as a component of cost of sales. Depreciation expense and losses from retirement of instruments used in our laboratory and research are recorded as a component of research and development expense. The Company retains title to these instruments and depreciates them over five years.

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

For the years ended December 31, 2024 and 2023, the Company identified potential impairment indicators related to instruments installed at customer sites under rental agreement that have not yet generated revenue and the length of time from when these instruments are installed to when revenue is initially generated. The Company’s evaluation for impairment included consideration of the cash flows of current revenue generating instruments, the length of time to recover the carrying value, the historical rate of returned instruments from customers and the Company’s ability to resell or repurpose used instruments. As a result of the Company’s evaluation, no material impairment charges were recorded at December 31, 2024 and 2023.

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

Product warranty reserve activity for the years ended December 31 is as follows (in thousands):

	2024	2023
Beginning balance	$194	$225
Provisions	364	160
Warranty cost incurred	(429)	(191)
	$129	$194

Convertible Notes

The Company follows Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), in accounting for its outstanding convertible notes. The convertible notes are accounted for as a liability measured at their amortized cost. Interest expense is comprised of (1) cash interest payments, (2) amortization of any debt discounts or premiums based on the original offering, and (3) amortization of any debt issuance costs. Gain or loss on extinguishment of notes is calculated as the difference between the (i) fair value of the consideration transferred and (ii) the sum of the carrying value of the debt at the time of repurchase, conversion or settlement.

Accounting for Derivatives

Upon issuance of the 5.00% Notes, each holder has the right, at their option, to convert any portion to common stock (“Conversion Option”). The conversion price initially was not fixed and therefore, the Conversion Option represented a derivative financial instrument and was recorded at its estimated fair value as a derivative liability in the consolidated balance sheets through October 17, 2023, the date at which the conversion price was fixed. Changes in the fair value of the derivative financial instrument were recognized in gain on fair value adjustment within the consolidated statements of operations and comprehensive loss. The derivative liability was derecognized and reclassified to equity as of October 17, 2023 once the conversion price was fixed and after completion of the final mark-to-market fair value adjustment as of that date. See Note 11, Convertible Notes, for further information regarding the Conversion Option.
Warrants
The Company accounts for its warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants considering the authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants meet the definition of a liability pursuant to ASC 480 and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and satisfy additional conditions for equity classification. Warrants that are liability-classified, meet the definition of a derivative instrument, and do not qualify for any scope exceptions for derivative instrument accounting are measured at fair value at each reporting date in accordance with the guidance in ASC 820, Fair Value Measurement, with any subsequent changes in fair value recognized in the unaudited consolidated statements of operations and comprehensive loss. Warrants that are equity-classified are recorded as contributed capital on the consolidated statements of stockholders’ deficit without further remeasurement.
Revenue Recognition

The Company recognizes revenue when control of the promised good or service is transferred to its customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Sales taxes are excluded from revenues.

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

Sales commissions earned by the Company’s sales force and external sales agents are considered incremental and recoverable costs of obtaining a contract with a customer. The Company has determined these costs would have an amortization period of less than one year and has elected to recognize them as an expense when incurred. Contract asset opening and closing balances were immaterial for the years ended December 31, 2024 and 2023.

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

Leases as Lessee

Operating and finance leases are included in right-of-use (“ROU”) assets and corresponding lease liabilities, within our consolidated balance sheets. These assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and their related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Typically, we use our incremental borrowing rate based on the information available at commencement in determining the present value of lease payments. We use the implicit rate when readily determinable. ROU assets are net of lease payments made and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term, which may include options to extend or terminate the lease when it is reasonably certain that we will exercise the option.

Short-term leases have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise. Lease payments for short-term leases are recognized within the consolidated statements of operations and comprehensive loss in the period in which the obligation is incurred.

Our operating leases consist primarily of leased office, factory, and laboratory space in the U.S., have between one- and six-year terms, and typically contain penalizing, early-termination provisions. Our finance leases consist of leased equipment and have three-year terms. Short-term leases consist of rental cars and copier leases.

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

Consideration is allocated between lease and non-lease components based on standalone selling price in accordance with ASC 606, Revenue from Contracts with Customers.

Net investment in sales-type leases is included within our consolidated balance sheets as a component of other current assets and other non-current assets, which include the present value of lease payments not yet received and the present value of the residual asset. These amounts are determined using the information available at commencement, including the lease term, estimated useful life, rate implicit in the lease, purchase options (if any and if such option is reasonably certain to be exercised), and expected fair value of the instrument.

See Note 9, Leases, for further information.
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

See Note 14, Equity-Based Compensation, for further information.

Deferred Tax Assets and Liabilities

Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets. The change in deferred tax assets and liabilities for the period represents the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws in deferred tax assets and liabilities are reflected as an adjustment to the tax provision or benefit in the period of enactment.

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

Loss Per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period (including shares underlying Pre-Funded Warrants). Potentially dilutive common shares consist of shares issuable from stock options, unvested RSUs and warrants (other than Pre-Funded Warrants, which are already included in the weighted average number of common shares outstanding), as well as shares that would be outstanding if the 5.00% Notes were converted and shares that would be outstanding if the Schuler Purchase Obligation (as defined in Note 11, Convertible Notes) was exercised. Diluted earnings are not presented when the effect of adding such additional common shares is antidilutive.

See Note 13, Loss Per Share, for further information.

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

Recent Accounting Pronouncements

Standards that were recently adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosure requirements to require entities to disclose significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker. This update also requires all annual disclosures currently required by Topic 280 to be disclosed in interim periods. The new disclosure requirements are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and are to be applied retrospectively to all periods presented. The Company has evaluated the expanded disclosure requirements and provided such improved disclosure information within Note 17, Segment, Geographic and Revenue Disaggregation

Standards not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis. The new disclosure requirements are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating these new expanded disclosure requirements.

NOTE 3. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable, including receivables from major customers.

The Company has financial institutions for banking operations that hold 10% or more of the Company’s cash and cash equivalents. As of December 31, 2024, one of the Company's financial institutions held 78% of the Company’s cash and cash equivalents. As of December 31, 2023, two of the Company's financial institutions held 61% and 25% of the Company’s cash and cash equivalents, respectively.

The Company grants credit to domestic and international customers in various industries. Exposure to losses on accounts receivable is principally dependent on each customer's financial position. The Company had one customer that accounted for 13% of the Company’s trade accounts receivable balance as of December 31, 2024 and 2023.

The Company had one customer that represented 12% of the Company’s net sales for the year ended December 31, 2024 and no customers that represented 10% or more of the Company’s net sales for the year ended December 31, 2023.

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables represent the financial instruments measured at fair value on a recurring basis in the consolidated financial statements of the Company and the valuation approach applied to each class of financial instruments as of the dates indicated:

	December 31, 2024
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$11,924	$—	$—	$11,924
Total cash and cash equivalents	11,924	—	—	11,924
Equity investments:
Mutual funds	1,199	—	—	1,199
Total equity investments	1,199	—	—	1,199
Total assets measured at fair value	$13,123	$—	$—	$13,123
Liabilities:
Common warrants	$—	$—	$4,559	$4,559

	December 31, 2023
	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash and cash equivalents:
Money market funds	$7,406	$—	$—	$7,406
Total cash and cash equivalents	7,406	—	—	7,406
Equity investments:
Mutual funds	1,081	—	—	1,081
Total equity investments	1,081	—	—	1,081
Purchase obligation put option asset	—	—	3,419	3,419
Total assets measured at fair value	$8,487	$—	$3,419	$11,906

Highly liquid investments with an original maturity of three months or less at time of purchase are included in cash and cash equivalents on the consolidated balance sheets.

Level 1: Assets are priced using quoted prices in active markets for identical assets which include money market funds, U.S. Treasury securities and mutual funds as these specific assets are liquid;

Level 2: Quoted prices for similar assets and liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

There were no transfers between levels during the years ended December 31, 2024 and 2023.

For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

Liabilities for Which Fair Value is Only Disclosed

At December 31, 2024, the Company’s 5.00% Notes, issued in June 2023, had an outstanding principal balance of $71.0 million and a fair value of $54.8 million, using Level 3 measurement assumptions.

At December 31, 2023, the Company’s 5.00% Notes had an outstanding principal balance of $67.6 million and a fair value of $50.8 million, using Level 3 measurement assumptions.

The 2.50% Notes matured on March 15, 2023 and became due and payable on such date. The amortized carrying amount of the 2.50% Notes is $0.7 million as of December 31, 2023 and approximates the related fair value due to the instrument being fully matured and payable.

See Note 11, Convertible Notes, for further detail on the 2.50% and 5.00% Notes.

The fair value of short-term debt obligations, or the 16.00% Notes, approximates the carrying value due to the short maturities of the debt instruments.

See Note 10, Notes Payable, for further detail on the 16.00% Notes.

NOTE 5. INVESTMENTS

The Company did not have any debt securities classified as available-for-sale investments at December 31, 2024 or 2023.

There were no material proceeds (including principal paydowns) or realized gains or losses from sales of debt securities available-for-sale for the years ended December 31, 2024 and 2023. The Company determines gains and losses on marketable securities based on specific identification of the securities sold. No material balances were reclassified out of accumulated other comprehensive loss and no losses on debt securities available-for-sale have been recognized in income for the years ended December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were no debt securities available-for-sale in a material unrealized loss position.

Equity securities are comprised of investments in mutual funds. The fair value of equity securities at December 31, 2024 and 2023 were $1.2 million and $1.1 million, respectively. Unrealized losses or gains on equity securities recorded in income during the years ended December 31, 2024 and 2023 were as follows (in thousands):

	2024	2023
Unrealized gain on equity investments	$65	$114

These unrealized gains are recorded as a component of other income (expense), net. There were no realized gains or losses from equity securities during the years ended December 31, 2024 and 2023.

Additional information regarding the fair value of our financial instruments is included in Note 4, Fair Value of Financial Instruments.

NOTE 6. INVENTORY

Inventory consisted of the following at December 31 (in thousands):

	2024	2023
Raw materials	$1,128	$1,268
Work in process	447	648
Finished goods	1,277	1,394
	$2,852	$3,310

During the year ended December 31, 2023, the Company recorded a charge of $1.2 million to write down excess quantities of instrument inventory on hand above and beyond our forecast of future demand for those products. This write-down primarily reduced the value of work in process inventory as of December 31, 2023. There was no write-down of inventory required in 2024.

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net are recorded at cost and consisted of the following at December 31 (in thousands):

	2024	2023
Computer equipment	$3,486	$3,464
Technical equipment	3,878	3,135
Facilities	3,687	3,688
Instruments	2,695	3,004
Capital projects in progress	221	109
Total property and equipment	$13,967	$13,400
Accumulated depreciation	(11,392)	(11,011)
Net property and equipment	$2,575	$2,389

Depreciation expense for the years ended December 31, 2024, and 2023 was $1.4 million and $1.3 million, respectively.

Instruments at cost and accumulated depreciation where the Company is the lessor under operating leases consisted of the following at December 31 (in thousands):

	2024	2023
Instruments at cost under operating leases	$2,205	$2,010
Accumulated depreciation under operating leases	(1,366)	(1,194)
Net property and equipment under operating leases	$839	$816

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

Contract liabilities consisted of the following as of December 31 (in thousands):

	2024	2023
Products and services not yet delivered	$504	$540
BD deferred exclusivity fee	1,134	1,005
Deferred revenue and income, current	$1,638	$1,545

Australia R&D tax incentive	$2,277	$1,122
Deferred income, non-current	$2,277	$1,122

The Company recognized $0.5 million of revenue that was included in the beginning contract liabilities for each of the years ended December 31, 2024 and 2023. No material amount of revenue recognized during the period was from performance obligations satisfied in prior periods.

Transaction Price Allocated to Remaining Performance Obligations

As of December 31, 2024, $2.8 million of revenue is expected to be recognized from remaining performance obligations. This balance primarily relates to product shipments for reagents sold to customers under sales-type lease agreements. These agreements have between one- and six-year terms and revenue is recognized as reagents are shipped, typically on a straight-line basis. The remaining balance relates to executed service contracts that begin as warranty periods expire. These service contracts typically provide a one- to five-year term and revenue is recognized on a straight-line basis.

The Company elects not to disclose the value of unsatisfied performance obligations for (i) contracts with an expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Commercial Agent Relationship with Becton, Dickinson and Company (“BD”)
The Company has entered into an exclusive commercial agreement with BD to act as the Company’s agent and representative. The purpose of this agreement is to establish an ongoing commercialization of the Company’s products. The Company is classified as the principal and BD as the agent. In accordance with the terms of this agreement, BD will pay the Company an exclusivity fee in multiple installments for exclusive rights, while the Company will pay BD an agent fee based on the Company’s revenue.
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
The following table presents the activity related to the BD commercial agreement for the years ended December 31 (in thousands):

	2024	2023
Exclusivity fees received	$1,500	$2,000
Amortized exclusivity fees	$(1,380)	$(995)
Agent fees incurred	838	998
Net (income) expense	$(542)	$3

Australia R&D Tax Incentive

As discussed further in Note 15, Income Taxes, in July 2023 and July 2024, the Company received a research and development tax incentive from Australia (“Australia R&D Tax Incentive”) totaling $1.1 million $1.2 million, respectively, from the Australian government which is fully reserved as the sustainability of the respective amounts upon potential examination by the Australian tax authority is uncertain. These amounts, including any foreign exchange revaluations, are recorded as deferred income, non-current in the consolidated balance sheets as of December 31, 2024 and 2023.

NOTE 9. LEASES

The following presents supplemental information related to leases in which the Company is the lessee for the years ended December 31 (in thousands):

	2024	2023
Cash paid for amounts included in lease liabilities
Operating cash flows from operating leases	$930	$913
Operating cash flows from finance leases	723	1,250
ROU assets obtained in exchange for lease obligations
Operating leases	$3,036	$—
Finance leases	—	200
Lease cost
Operating leases	$996	$1,041
Finance leases	1,164	1,104
Short-term leases	71	77

For the Company’s operating leases, the weighted average remaining lease term is 4.7 years with a weighted average discount rate of 6.6%. For the Company’s finance leases, the weighted average remaining lease term is 0.9 years with a weighted average discount rate of 4.9%.

ROU assets obtained in exchange for lease obligations for the year ended December 31, 2024 represent a 5-year extension of the lease on the Company’s headquarters in Tucson, Arizona.

The following presents maturities of operating lease liabilities in which the Company is the lessee as of December 31, 2024 (in thousands):

2025	$724
2026	746
2027	768
2028	791
2029	606
Thereafter	—
Total operating lease payments	3,635
Less imputed interest	(532)
$3,103

The following presents maturities of finance lease liabilities in which the Company is the lessee as of December 31, 2024 (in thousands):

2025	$96
2026	30
2027	—
2028	—
2029	—
Thereafter	—
Total finance lease payments	126
Less imputed interest	(4)
$122

The net investment in sales-type leases, where the Company is the lessor, is a component of other current assets and other non-current assets in the consolidated balance sheets. As of December 31, 2024, the total net investment in these leases is $1.8 million. Lease income is a component of net sales in the consolidated statements of operations and comprehensive loss. The following presents maturities of lease receivables under sales-type leases as of December 31, 2024 (in thousands):

2025	$1,056
2026	643
2027	80
2028	—
2029	—
Thereafter	—
Net investment in sales-type leases	1,779
Allowances	(682)
Net investment in sales-type leases, net of allowances	$1,097

For more information on leases, see Note 2, Summary of Significant Accounting Policies.

NOTE 10. NOTES PAYABLE

16.00% Notes

On August 8, 2024, the Company entered into the Note Purchase Agreement with certain investors named therein pursuant to which the Company issued $15.0 million aggregate principal amount of the 16.00% Notes.

The carrying value of the 16.00% Notes consisted of the following at December 31, 2024 (in thousands):

Principal	$15,960
Accretion of exit premium	1,204
Unamortized debt issuance costs	(652)
Net carrying amount	$16,512

The 16.00% Notes will mature on December 31, 2025, and bear interest at a rate of 16.00% per annum, payable in kind. Interest on the 16.00% Notes is payable in kind by the Company quarterly in arrears on the last business day of each March, June, September and December, beginning on September 30, 2024.

Interest expense related to the Company’s 16.00% Note obligation consisted of the following for the year ended December 31, 2024 (in thousands):

Contractual coupon interest	$961
Amortization of premium, discount and issuance costs, net	1,320
Total interest expense	$2,281

The effective interest rate on the 16.00% Notes is 80.89%. The Company may at any time redeem the 16.00% Notes, in whole or in part, at a redemption price equal to the sum of the outstanding principal, all accrued and unpaid interest, and an applicable Exit Premium (as defined below).

Contemporaneously with the Note Purchase Agreement, the Company also entered into an indenture, dated August 8, 2024 (the “16.00% Notes Indenture”) with a trustee that provides that the 16.00% Notes will be secured by a super-priority security interest in the same collateral that secures the Company’s outstanding 5.00% Notes. See Note 11, Convertible Notes, for additional detail.

The 16.00% Notes Indenture contains customary events of default. If an event of default (other than certain events of bankruptcy, insolvency or reorganization involving the Company) occurs and is continuing, the trustee, by notice to the Company, or the holders of the 16.00% Notes representing at least a majority in aggregate principal amount of the outstanding 16.00% Notes, by notice to the Company and the trustee, may declare 100.00% of the principal of, the premium (including the Exit Premium) and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes to be due and payable immediately.

Upon the occurrence of certain events of bankruptcy, insolvency or reorganization involving the Company, 100% of the principal, the premium (including the Exit Premium), and all accrued and unpaid interest on, all of the then outstanding 16.00% Notes will automatically become immediately due and payable.

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

Repayment of the 16.00% Notes inclusive of the Exit Premium resulted in the 16.00% Notes being issued at a substantial discount. Accordingly, the associated prepayment contingencies were evaluated as an embedded feature of the 16.00% Notes that requires bifurcation as a derivative liability. The fair value of the prepayment derivative liability was calculated using the “with and without” methodology at loan issuance. The “with and without” methodology involves valuing the term loan on an as-is basis and then valuing the term loan without the embedded derivative. As the Exit Premium is due on repayment regardless of contingency, there is nominal difference in the value of the term loan using the “with and without” methodology, and the derivative liability was determined to have no value as of issuance and as of December 31, 2024.

NOTE 11. CONVERTIBLE NOTES

The Company’s convertible notes consisted of the 5.00% Notes as of December 31, 2024, and the 2.50% Notes and the 5.00% Notes as of December 31, 2023. As of December 31, 2024 and 2023, the convertible note obligations were classified as follows in the consolidated balance sheets (in thousands):

	2024	2023
2.50% Notes	$—	$726
5.00% Notes	$46,839	$36,102
Total convertible notes	$46,839	$36,828
Current portion of convertible notes	$—	$726
Convertible notes, non-current	$46,839	$36,102

Interest expense related to the Company’s convertible note obligations consisted of the following for the years ended December 31 (in thousands):

	2024	2023
Contractual coupon interest	$3,433	$2,425
Amortization of premium, discount and issuance costs, net	7,360	3,278
Total interest expense on convertible notes	$10,793	$5,703

Gain (loss) on extinguishment of exchanged convertible notes was as follows for the years ended December 31 (in thousands):

	2024	2023
(Loss) gain on extinguishment	$—	$(6,499)

2.50% Notes

The carrying value of the 2.50% Notes was included in current portion of convertible notes and consisted of the following at December 31 (in thousands):

	2024	2023
Outstanding principal	$—	$726
Unamortized debt issuance	—	—
Net carrying amount	$—	$726

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

In August 2022, the Company entered into an exchange agreement (the “August 2022 Exchange Agreement”) with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for (a) the Secured Note with an aggregate principal amount of $34.9 million and (b) a warrant to acquire the Company’s common stock (the “2022 Warrant”) at an exercise price of $21.20 per share (the “Exercise Price”). See Note 12, Related Party Transactions, for additional information.

In March 2023, the Company entered into the Forbearance Agreement with the Ad Hoc Noteholder Group holding approximately 85% of the Company’s outstanding 2.50% Notes, the Trustee and any other owner of the 2.50% Notes who executed and delivered to the Company a joinder to the Forbearance Agreement. Pursuant to the Forbearance Agreement, the members of the Ad Hoc Noteholder Group agreed, and directed the Trustee, to forbear from exercising their rights and remedies under the 2.50% Notes Indenture in connection with certain events of default under the 2.50% Notes Indenture, such as (i) failure to timely pay in full the principal of any 2.50% Note when due and payable on March 15, 2023, (ii) failure to pay any interest on any 2.50% Note when due and payable, (iii) failure to convert any 2.50% Notes, (iv) default under any agreement with outstanding indebtedness for money borrowed in excess of $15.0 million and (v) any other breach, default or event of default under the 2.50% Notes Indenture arising from the failure of the Company to timely pay in full the principal of any 2.50% Note when due and payable on the maturity date for the 2.50% Notes. The Forbearance Agreement was initially effective for the period commencing on March 13, 2023 and ending on April 21, 2023, the date of the Restructuring Support Agreement.

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
•amended the securities purchase agreement that the Company entered into with the Schuler Trust in March 2022 (the “March 2022 Securities Purchase Agreement”) and issued and sold approximately 0.5 million shares of the Company’s common stock for proceeds of $4.0 million; and
•entered into a purchase agreement with the Schuler Trust (the “Schuler Purchase Obligation”) pursuant to which the Schuler Trust was required, prior to December 15, 2023 (which was subsequently amended and extended to February 15, 2024), to either purchase an aggregate $10.0 million of the Company’s common stock from the Company or to backstop an underwritten public offering by the Company of its common stock for aggregate proceeds of $10.0 million, at the Company’s option. Further details regarding the Secured Note, March 2022 Securities Purchase Agreement, Series A Preferred Stock and Schuler Purchase Obligation are included in Note 12, Related Party Transactions.

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

5.00% Notes

The carrying value of the 5.00% Notes consisted of the following at December 31 (in thousands):

	2024	2023
Outstanding principal at par	$70,974	$67,634
Unamortized debt premium	4,140	5,408
Unamortized debt discount	(26,229)	(34,267)
Unamortized debt issuance costs	(2,046)	(2,673)
Net carrying amount	$46,839	$36,102

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
Management determined the Conversion Option met the derivative bifurcation criteria under ASC 815 at inception through October 17, 2023, the date at which the conversion rate became fixed. During that period the derivative instrument was bifurcated and adjusted to fair value through earnings, using Level 3 inputs, at each reporting date with a final mark-to-market adjustment once the Conversion Option became fixed at the end of the day on October 17, 2023 and no longer met the bifurcation criteria. The fair value of the Conversion Option and a derivative liability of $38.2 million as of the transaction date was recorded as a debt issuance discount at inception. The Company also incurred issuance costs of $3.0 million. The debt premium, debt discount and debt issuance costs are being amortized using the effective interest method over the 3.5 year contractual term of the 5.00% Notes. The effective interest rate on the 5.00% Notes as of December 31, 2024 and 2023 is 27.56% and 27.30%, respectively. As of December 31, 2024, the number of shares of common stock issuable upon conversion of the 5.00% Notes was 9.9 million shares, based on the Fixed Conversion Rate.
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
Subsequent Conversion Option transactions were at the Fixed Conversion Rate (the “Fixed Conversion Rate Conversions”) and include $0.3 million aggregate principal amount of 5.00% Notes converted for approximately 39,000 shares of the Company’s common stock for the year ended December 31, 2023 and $0.1 million aggregate principal amount of 5.00% Notes converted for approximately 11,000 shares of the Company’s common stock for the year ended December 31, 2024.
Under ASC 470-50-40, the Initial Conversion Rate Conversions qualified as an extinguishment. These conversions of 5.00% Notes were included within the bifurcated Conversion Option classified as a derivative liability. Upon the Initial Conversion Rate Conversions, the 5.00% Notes and the derivative liability were derecognized at their carrying amounts and the common stock was measured at its then-current fair value, with the difference recorded as a gain on the extinguishment of the applicable liability. The value of the shares of common stock issued in connection with Fixed Conversion Rate Conversions was recorded to contributed capital.
The net carrying value of the 5.00% Notes derecognized as part of the Initial Conversion Rate Conversions, the 2023 Fixed Conversion Rate Conversions and 2024 Fixed Conversion Rate Conversions was $0.7 million, $0.3 million, and $0.1 million, respectively. The carrying amount of the derivative liability, which was carried at fair value, derecognized as part of the Initial Conversion Rate Conversions was $0.4 million. The Initial Conversion Rate Conversions resulted in a gain on extinguishment of debt of $0.1 million for the year ended December 31, 2023.
The 5.00% Notes represent an instrument measured at fair value on a non-recurring basis using Level 3 inputs. The estimated fair value of the 5.00% Notes on June 9, 2023, the initial measurement, date was $38.2 million, which included a $6.0 million debt premium.
As of December 31, 2024, the 5.00% Notes are carried at amortized cost with an estimated fair value of $54.8 million. The following table summarizes the significant inputs used to estimate the fair value of the 5.00% Notes as of December 31, 2024, December 31, 2023 and the June 9, 2023 issuance date:

	December 31,		June 9,
	2024	2023	2023
Coupon rate	5.00%	5.00%	5.00%
Term (years)	2.0	3.0	3.5
Volatility	42.00%	55.00%	55.00%
Risk-free rate	4.30%	4.02%	4.15%
Discount yield	24.80%	25.00%	25.00%
Discount factor	65.00%	50.00%	44.00%
The volatility used to estimate the fair value of the 5.00% Notes is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

During the years ended December 31, 2024 and 2023, the Company issued $3.4 million and $1.7 million aggregate principal amount of 5.00% PIK Notes, respectively, to pay interest accrued on the 5.00% Notes outstanding for such periods.

As of both December 31, 2024 and 2023, $0.1 million of accrued interest related to the 5.00% Notes is included on the consolidated balance sheets.

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

•The valuation also considered the reset conversion price as well as the accrued PIK. The Company determined whether the holder elects to convert the 5.00% Notes at the maturity date for the simulation paths where the 5.00% Notes has not been called prior to such date.

The following table summarizes the significant inputs used to estimate the fair value of the Conversion Option as of October 17, 2023 and June 9, 2023:

	October 17,	June 9,
	2023	2023
Stock price	$5.94	$7.40
Initial conversion price	$7.20	$7.20
Conversion cap	$8.30	$8.30
Term (years)	3.2	3.5
Time to call (years)	1.7	2.0
Volatility	55.00%	55.00%
Risk-free rate	5.00%	4.15%
Discount yield	25.00%	25.00%
The volatility used to estimate the fair value of the Conversion Option is an unobservable input and, because volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.
See Note 4, Fair Value of Financial Instruments, for additional information.

NOTE 12. RELATED PARTY TRANSACTIONS

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
The Company and the Schuler Trust agreed to extend the closing date of the March 2022 Securities Purchase Agreement several times under the original terms of the 2022 Private Placement. As discussed in Note 11, Convertible Notes, in June 2023, the Company and the Schuler Trust amended the March 2022 Securities Purchase Agreement, which changed the terms of settlement. The amendment changed the closing date to June 9, 2023, amended the price per share from $16.40 to $8.20, upon which the Company issued approximately 0.5 million shares of common stock to the Schuler Trust for the same proceeds of $4.0 million.
The Company determined the amendment was a modification of a freestanding equity classified financial instrument. The share price change from $16.40 to $8.20, with no changes to the total proceeds of $4.0 million, resulted in the Schuler Trust receiving approximately 0.2 million more shares than the Schuler Trust would have received prior to the modification. The closing price of the Company’s common stock on June 9, 2023, the date of the modification, was $7.40 and was used to estimate the fair value of the additional common stock issued. The fair value of the additional shares issued was $1.8 million, which was recorded to loss on extinguishment of debt with related party on the consolidated statements of operations and comprehensive loss.
August 2022 Exchange Agreement
In August 2022, the Company entered into the August 2022 Exchange Agreement with the Schuler Trust. Under the terms of the August 2022 Exchange Agreement, the Schuler Trust agreed to exchange with the Company $49.9 million in aggregate principal amount of 2.50% Notes held by it for the Secured Note and the 2022 Warrant. See Note 11, Convertible Notes, for additional information regarding the 2.50% Notes.
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
The 2022 Warrant may be exercised through the earlier of (i) August 15, 2029 and (ii) the consummation of certain acquisition transactions involving the Company, as set forth in the 2022 Warrant. The 2022 Warrant is exercisable for up to 247,171 shares of the Company’s common stock and may be exercised in whole or in part at any time during the exercise period. Such number of shares and the Exercise Price are subject to certain customary proportional adjustments for fundamental events, including stock splits and recapitalizations, as set forth in the 2022 Warrant. The Company determined that the 2022 Warrant meets the criteria for classification in stockholders’ equity and was recorded in equity and initially measured at fair value on the issuance date. The fair value of the 2022 Warrant at issuance was $3.8 million and was estimated using the Black-Scholes option pricing model. The fair value of the 2022 Warrant is a non-recurring measurement that is categorized as Level 3 within the fair value hierarchy as it is based on Level 2 and Level 3 inputs. No portion of the 2022 Warrant has been exercised as of December 31, 2024.
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

As discussed in Note 11, Convertible Notes, the Schuler Purchasers exercised their right to convert a total of approximately 4.0 million shares of Series A Preferred Shares to approximately 0.4 million shares of the Company’s common stock. All of the Company’s Series A Preferred Shares were converted into common stock as part of the Restructuring Transactions, and no Series A Preferred Shares remained outstanding as of December 31, 2023 and 2024. During the year ended December 31, 2023, the amounts associated with the Series A Preferred Shares were reclassified to common stock and contributed capital as presented in the consolidated statements of stockholders’ deficit.

Secured Note Amendment and Exchange

As discussed in Note 11, Convertible Notes, as part of the Restructuring Transactions, the Company and the Schuler Trust amended the Secured Note (the “Secured Note Amendment”), which changed the settlement provisions of the Secured Note. Pursuant to the Secured Note Amendment, the share conversion price was changed from $21.20 to $10.60, and the Secured Note was contemporaneously settled through the Company’s issuance of approximately 3.4 million shares of its common stock.

The transaction qualified as an extinguishment of debt, and the reacquisition price of the extinguished debt was determined to be the fair value of the common stock issued in the transaction. The closing price of the Company’s common stock on June 9, 2023, the date of the extinguishment, was $7.40 and was used to estimate the fair value of the common stock, which was $25.4 million. The carrying amount of the Secured Note and associated accrued interest being extinguished was determined to be $19.3 million. This resulted in a net loss on extinguishment of $6.1 million, which was recorded to loss on extinguishment of debt with related party in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

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
Management determined the Schuler Purchase Obligation met the criteria of a freestanding financial instrument at inception. The Schuler Purchase Obligation was recorded as an asset at fair value to be marked to market at each reporting period. At inception, the value of the Schuler Purchase Obligation was $1.3 million, which was recorded as an offset to loss on extinguishment of debt with related party on the consolidated statements of operations and comprehensive loss.
At December 31, 2023, it was determined that the fair value of the Schuler Purchase Obligation financial instrument was $3.4 million. Changes in the fair value of the Schuler Purchase Obligation are recognized in (loss) gain on fair value adjustment, within the consolidated statements of operations and comprehensive loss. The recognized gain on fair value adjustment on financial instruments related to the Schuler Purchase Obligation for the year ended December 31, 2023 was $2.1 million.

To determine the fair value of the Schuler Purchase Obligation, the Company used a Cox-Ross-Rubinstein binomial tree model to value the American put option. The following table summarizes the significant inputs used to estimate the fair value of the Schuler Purchase Obligation as of December 31, 2023 and June 9, 2023:

	December 31,	June 9,
	2023	2023
Stock price	$3.92	$7.40
Exercise price	$7.20	$7.20
Term (years)	0.13	0.52
Volatility	55.00%	55.00%
Risk-free rate	5.55%	5.38%
Fixed commitment purchase price (in thousands)	$10,000	$10,000
Number of shares	1,387,949	1,387,949
Obligation probability	75%	100%
The volatility and obligation probability used to quantify the fair value of the Schuler Purchase Obligation are unobservable inputs, and because these are estimates, there are a range of values that could be considered appropriate, which could impact the fair value reported. In determining the obligation probability, the Company assessed the likelihood that the Schuler Purchase Obligation would be utilized to either sell common shares or backstop a public offering. Given the equity market environment as of December 31, 2023 and the significant number of unknowns that would lead to either a successful or unsuccessful conclusion of a public offering, the Company estimated the likelihood of such obligation probability at 75%. There were significant judgments, assumptions and estimates inherent in the determination of the fair value of the Schuler Purchase Obligation, which included determination of valuation method, selection of inputs, and assessment of possible outcomes. The valuation approach used and inputs described above may have a greater or lesser impact on the Company’s estimate of fair value. See Note 4, Fair Value of Financial Instruments, for additional information.
As discussed further in Note 18, Stockholders' Deficit, the Company completed the January 2024 Public Units Offering for $10.2 million of gross proceeds in January 2024.

As a result, the Schuler Trust was not required to backstop the offering in accordance with the Schuler Purchase Obligation. Upon completion of the January 2024 Public Units Offering, the fair value of the Schuler Purchase Obligation financial instrument was eliminated resulting in a loss on fair value adjustment of $3.4 million during the year ended December 31, 2024. Concurrently with the completion of the January 2024 Public Units Offering, Units were sold to the Schuler Trust, the Company’s Chief Executive Officer and Chief Financial Officer in a private placement offering in January 2024. Pursuant to the subscription agreement entered into between the Schuler Trust and the Company in connection with the private placement offering of Units, additional Units were also sold to the Schuler Trust in May 2024. Additional information regarding the offerings of Units is included in Note 18, Stockholders' Deficit.

NOTE 13. LOSS PER SHARE

Basic net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period (including shares underlying Pre-Funded Warrants with only nominal cost to exercise). Basic and diluted net loss per share are the same because all outstanding common stock equivalents have been excluded, as they are anti-dilutive due to the Company’s losses.

The following potentially issuable common shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect due to net losses for the years ended December 31 (in thousands):

	2024	2023
Shares issuable upon the release of RSUs	3,487	1,239
Shares issuable upon exercise of stock options	298	370
Shares issuable upon the exercise of the 2022 Warrant	247	247
Shares issuable upon the exercise of the Common Warrants (as defined in Note 18, Stockholders' Deficit)	9,303	—
	13,335	1,856

5.00% Notes
As discussed in Note 11, Convertible Notes, each holder of the 5.00% Notes has the right at their option, to convert any portion of the 5.00% Notes at the Fixed Conversion Rate of 138.88889 shares of common stock per $1,000 principal amount of the 5.00% Notes. Holders of the 5.00% Notes who convert their 5.00% Notes in connection with a Make-Whole Fundamental Change are, under certain circumstances, entitled to an increase in the conversion rate. The number of shares of common stock issuable upon conversion of the 5.00% Notes as of December 31, 2024 based on the Fixed Conversion Rate is 9.9 million, convertible at the holders’ option. There were 9.4 million shares of common stock issuable upon conversion of the 5.00% Notes as of December 31, 2023. These shares were not included in the computation of diluted net loss per share because they would have an anti-dilutive effect.
NOTE 14. EQUITY-BASED COMPENSATION

The Company has one equity-based compensation plan as of December 31, 2024. This plan, the 2022 Omnibus Incentive Compensation Plan (“2022 Incentive Plan”), was adopted by the Company’s Board of Directors upon approval by the Company’s stockholders in May 2022. Upon adoption, the Company’s previous 2012 Omnibus Equity Incentive Plan (the “2012 Incentive Plan”) was automatically replaced and superseded by the 2022 Incentive Plan. Outstanding awards granted under the 2012 Incentive Plan remain in effect pursuant to their terms with vesting periods ranging from immediate to five years with a maximum contractual term of ten years.

Upon adoption in May 2022, the total number of shares of the Company’s common stock reserved and available for grant pursuant to the 2022 Incentive Plan was 0.6 million plus shares of common stock that remain available or that otherwise become available for grant under the 2012 Incentive Plan. At the Company’s 2023 Annual Meeting of Stockholders and 2024 Annual Meeting of Stockholders, the Company’s stockholders approved an additional 1.6 million and 4.0 million shares of common stock, respectively, reserved and available for grant under the 2022 Incentive Plan. As of December 31, 2024, the total number of shares reserved for the 2022 Incentive Plan is 7.3 million.

Stock options granted under the 2022 Incentive Plan vest in three years with a maximum contractual term of ten years while RSUs granted under this plan vest in a range from immediate to five years. The total number of shares of the Company’s common stock reserved and available for grant pursuant to the 2022 Incentive Plan as of

December 31, 2024 is 2.4 million.

The following table summarizes option activity during the years ended December 31, 2024 and 2023 and shows the exercisable shares as of December 31, 2024:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding January 1, 2023	540,732	$146.03
Granted	10,000	5.10
Forfeited	(11,927)	81.01
Exercised	—	—
Expired	(168,966)	137.08
Options Outstanding December 31, 2023	369,839	148.40
Granted	—	—
Forfeited	(11,289)	36.95
Exercised	—	—
Expired	(61,000)	158.88
Options Outstanding December 31, 2024	297,550	150.48
Exercisable December 31, 2024	279,060	158.62

No material cash was received from the exercise of options for the years ended December 31, 2024 and 2023.

The total fair value of options vesting during the period was $2.4 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively.

The Company accounts for all option grants using the Black-Scholes option pricing model. The following table summarizes the inputs used to calculate the estimated fair value of options awarded for the years ended December 31:

	2024	2023
Expected term (in years)	0.00	6.30
Volatility	—%	88%
Expected dividends	—	—
Risk-free interest rates	—%	4.0%
Estimated forfeitures	—%	—%
Weighted average fair value	$—	$3.89

The following table shows summary information for outstanding options and options that are exercisable (vested) as of December 31, 2024:

	Options Outstanding	Options Exercisable
Number of options	297,550	279,060
Weighted average remaining contractual term (in years)	4.39	4.20
Weighted average exercise price	$150.48	$158.62
Weighted average fair value	$95.01	$90.26
Aggregate intrinsic value (in millions)	$—	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value that would have been received by the option holders had all option holders exercised their options on that date. It is calculated as the difference between the Company’s closing stock price of $1.15 on the last trading day of 2024 and the exercise price multiplied by the number of shares for options where the exercise price is below the closing stock price. This amount changes based on the fair value of the Company’s stock.

The following table summarizes RSU activity during the years ended December 31, 2024 and 2023:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs Outstanding January 1, 2023	435,488	$42.91
Granted	1,305,220	7.14
Forfeited	(128,588)	35.73
Vested/released	(372,684)	32.39
RSUs outstanding December 31, 2023	1,239,436	9.15
Granted	3,227,061	1.31
Forfeited	(260,967)	5.08
Vested/released	(718,550)	4.10
RSUs outstanding December 31, 2024	3,486,980	3.24

The total fair value of RSUs vested and released during the period was $2.9 million and $12.1 million for the years ended December 31, 2024 and 2023, respectively.

The Company records compensation cost based on the fair value of the award. The following table summarizes the weighted average fair value of RSUs awarded for the years ended December 31:

	2024	2023
Weighted average fair value	$1.31	$7.14

The expense and tax benefits recognized on the Company’s consolidated statements of operations and comprehensive loss related to share-based compensation for the years ended December 31 (in thousands) are as follows:

	2024	2023
Cost of sales	$112	$300
Research and development	889	1,396
Sales, general and administrative	3,381	3,691
Total equity-based compensation expense	$4,382	$5,387
Recognized tax benefit	$—	$—

The share-based compensation cost capitalized to inventory or inventory transferred to property and equipment (also referred to as instruments) for the years ended December 31 (in thousands) is as follows:

	2024	2023
Cost capitalized to inventory	$26	$138

As of December 31, 2024, unrecognized equity-based compensation cost related to unvested stock options and unvested RSUs was $0.1 million and $3.6 million, respectively. This is expected to be recognized over the years 2025 through 2028 with a weighted average period of 1.9 years.

Included in the above-noted RSU outstanding amount are performance-based RSUs which vest only upon the achievement of certain targets. Performance-based RSUs contingently vest over a period of 19 months and have contractual lives of 10 years. These units were valued in the same manner as other RSUs, based on the published closing market price on the day before the grant date. However, the Company only recognizes stock compensation expense to the extent that the targets are determined to be probable of being achieved, which triggers the vesting of the performance-based RSUs.

For the year ended December 31, 2024, the Company granted 1.3 million performance-based RSUs and no performance-based RSUs were released due to the performance obligations being achieved. As of December 31, 2024, 1.3 million performance-based RSUs were outstanding. None of these performance-based RSU have been forfeited due to performance obligations not being achieved, while 60,000 performance-based RSUs were forfeited due to employee attrition.

No material expense for performance-based RSUs was recognized during the years ended December 31, 2024 and 2023.

NOTE 15. INCOME TAXES

The components of the pretax loss from operations for the years ended December 31 are as follows (in thousands):

	2024	2023
U.S. domestic	$(44,208)	$(54,784)
Foreign	(5,903)	(5,984)
Net loss before income taxes	$(50,111)	$(60,768)

The components of the (provision) benefit for income taxes for the years ended December 31 are presented in the following table:

	2024	2023
Current:
Federal	$—	$—
State	(68)	(54)
Foreign	134	(796)
Total (provision) benefit	66	(850)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred provision	—	—
Total (provision) benefit	$66	$(850)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes as of December 31 are as follows (in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$110,235	$102,687
General business credit	19,497	18,466
Stock options	7,336	8,246
Intangible assets, definite-lived	5,843	6,775
Section 174 research and development	10,233	9,097
Inventory	935	1,943
Operating lease liability	770	379
Property and equipment	320	224
Finance lease liability	100	—
Other	516	608
Total deferred tax assets	155,785	148,425
Valuation allowance	(150,283)	(140,104)
Deferred tax assets	$5,502	$8,321

Deferred tax liabilities:
Debt amortization	$(4,781)	$(7,785)
Right-of-use asset	(721)	(416)
Finance lease liability	$—	$(120)
Total deferred tax liabilities	$(5,502)	$(8,321)

Net deferred taxes	$—	$—

As of December 31, 2024, the Company generated regular tax federal net operating losses (“NOLs”) of approximately $403.1 million net of limitation under Section 382 of the Internal Revenue Code of 1986 (“Section 382”). As a result of the Tax and Jobs Act, for U.S. income tax purposes, NOLs generated prior to December 31, 2017 can be carried forward for up to 20 years. Of the Company's total federal NOLs of $403.1 million, $156.9 million will begin to expire in 2025 and $246.2 million will not expire but will only offset 80% of taxable income generated in tax years after 2017.

As of December 31, 2024, the Company has generated state NOLs of approximately $398.2 million. The Company's state NOLs will begin to expire in 2030.

As of December 31, 2024, the Company has generated $16.2 million of federal research and development (“R&D”) tax credits which begin to expire in 2032.

As of December 31, 2024, the Company has generated $14.2 million of state R&D tax credits which begin to expire in 2031.

Utilization of the Company’s NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future in accordance with Section 382 as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and taxes, respectively. In general, an ownership change as defined by Section 382 results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a comprehensive study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to significant complexity with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL or R&D credit carryforward would be subject to an annual limitation under Section 382. Since the Company has not completed its comprehensive analysis, it is reasonably possible that its federal and state NOLs, and R&D credits available to offset future taxable income could materially decrease. This reduction would be offset by an equal and offsetting adjustment to the existing valuation allowance. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforward before utilization.

The net deferred tax asset valuation allowance is $150.3 million as of December 31, 2024, compared to $140.1 million as of December 31, 2023. The valuation allowance is based on management’s assessment that it is more likely than not that the Company will not have taxable income in the foreseeable future. Due to the Company's consolidated loss position, the Company maintains a valuation allowance against its deferred tax assets. The change in the Company’s valuation allowance during 2024 of $10.2 million is comprised of an increase of $10.8 million in deferred tax expense and $0.7 million in other comprehensive loss.

As discussed in Note 11, Convertible Notes, in June 2023 the Company entered into a series of agreements with certain holders of the 2.50% Notes, the Schuler Trust, and the holders of the Company's Series A Preferred Stock to effect the Restructuring Transactions. The consummation of the Restructuring Transactions resulted in, among other things, the Company exchanging $55.9 million aggregate amount of principal 2.50% Notes for $56.9 million aggregate principal amount of newly issued 5.00% Notes including an additional 5.00% Notes for the accrued interest on the 2.50% Notes exchanged of approximately $1.0 million. The Company accounted for the transaction as an extinguishment of debt and recognized a loss of $14.1 million for the year ended December 31, 2023 which is not deductible for income tax purposes. In addition, the Company issued and sold an additional $10 million aggregate principal amount of 5.00% Notes in the Restructuring Transactions.

The Company determined that the 5.00% Notes included an embedded derivative related to the conversion option which was accounted for as a derivative liability and related debt discount of $38.2 million. The Company recorded a deferred tax asset of $9.5 million and a deferred tax liability of $9.5 million for the embedded derivative liability and debt discount, respectively, upon issuance. The Company marked the derivative liability to market through October 17, 2023, the date at which the conversion price for the 5.00% Notes became fixed, at which time the derivative liability was reclassed to equity. The deferred tax asset related to the derivative liability of $6.8 million, which was fully offset by a valuation allowance, was reversed at that time and had no impact on the effective tax rate.

The Company began commercialization of its products in Europe in 2016 and has subsidiaries in the Netherlands, Australia, France, Germany, Italy, Spain, and the United Kingdom. The Company intends to treat earnings from its foreign subsidiaries as permanently reinvested.

The difference between the U.S. federal statutory income tax rate and the Company’s effective tax rate for years ended December 31 is as follows:

	2024	2023
U.S. federal statutory income tax rate	(21.00)%	(21.00)%
State taxes, net of federal tax benefit	(3.15)%	(2.06)%
Permanent and other differences	1.17%	2.91%
Debt restructuring	1.43%	3.48%
Change in tax rates	0.06%	(0.36)%
Return to provision adjustments	0.22%	1.50%
Tax rate differential	(0.92)%	(0.65)%
Unrecognized tax benefits	0.89%	(0.17)%
Nondeductible equity and other compensation	3.15%	7.75%
Credit for increased research activities	(2.94)%	(2.75)%
Change in valuation allowance	21.57%	12.75%
	(0.13)%	1.40%

The Company's uncertain tax positions at December 31 are as follows (in thousands):

	2024	2023
Balance at beginning of year	$8,844	$13,596
Increases for prior positions	—	409
Decreases for prior positions	—	(5,859)
Increases for current year positions	535	698
Decreases due to settlements	(246)	—
Other increases	—	—
Balance at end of year	$9,133	$8,844

These uncertain positions are not expected to change within the next twelve months. No amount of the $9.1 million of uncertain tax positions would impact the effective tax rate, if reversed. The Company accounts for interest and penalties on uncertain tax positions within tax expense. During the year ended December 31, 2024, the Company recognized no material amount of interest and penalties in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2023, the Company recognized $0.1 million in interest and penalties in the consolidated statements of operations and comprehensive loss. The Company had no material amount accrued for the payment of interest and penalties at December 31, 2024. The Company had $0.1 million for the payment of interest and penalties accrued at December 31, 2023. The Company incurred net operating losses since inception that are subject to adjustment under IRS and state examination. The Company's foreign subsidiaries are generally subject to applicable jurisdiction examination for all years of operations. The Company has adequate tax attributes available to utilize against its uncertain tax positions in a given year.

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

Australia R&D Tax Incentive

The Australian government offers an R&D tax incentive to help companies conducting eligible R&D activities in Australia in the form of refundable tax credits if certain conditions are met. Management assesses the Company’s R&D activities and expenditures to determine which activities and expenditures are likely to be eligible under the tax incentive regime. Annually, management estimates refundable tax credit available to the Company based on available information and submits an application to the Australian tax authority for R&D credit approval. The Company recognizes the refundable R&D tax credits when there is reasonable assurance that the terms have been met, income will be received, the relevant expenditure has been incurred and the consideration can be reliably measured. The refundable R&D tax credit is recorded as a reduction to research and development expense in the consolidated statements of operations and comprehensive loss when the aforementioned criteria are met. In July 2023, the Company received a $1.1 million refundable R&D tax credit for its 2022 R&D activities in Australia. In July 2024, the Company received a $1.2 million refundable R&D tax credit for its 2023 R&D activities in Australia. The Company provided for a full reserve against the credits as sustainability of the credit upon potential examination by the Australian tax authority is uncertain. The Company does not currently believe it is probable that any penalties or interest will be assessed to the extent that the credit is not sustained.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In April 2022, the Company entered into a non-cancellable purchase obligation with a supplier to acquire raw materials related to the development and commercialization of its next generation Accelerate WAVE system for a total commitment of $11.9 million. Under the terms of this agreement, the Company has until March 15, 2027 to take delivery of purchased items.

As of December 31, 2024, the commitment remains $11.9 million as the Company has not taken delivery of any of the related inventory.

NOTE 17. SEGMENT, GEOGRAPHIC AND REVENUE DISAGGREGATION

The Company operates as one operating segment, deriving instrument, consumable, and service revenues from customers engaged in healthcare diagnostics primarily within the United States. Product revenue is derived from the sale or rental of instruments and sales of related consumable products. Service revenue is derived from the sale of extended service agreements.

The chief operating decision maker (CODM), our President and Chief Executive Officer and Chief Financial Officer, assesses performance on a consolidated basis and decides how to allocate resources based on consolidated net loss as presented on the Company’s consolidated statements of operations and comprehensive loss predominantly in the annual budgeting and forecasting process.

Given the Company operates as one segment, segment net sales, profit and loss, and total assets is consistent with consolidated net sales, profits and losses, and total assets as presented on the Company’s consolidated statements of operations and comprehensive loss and balance sheets as of and for the years ended December 31, 2024 and 2023. The Company’s significant segment expenses are consistent with those presented on the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

Sales to customers outside the U.S. represented 11% and 12% of net sales for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, accounts receivable balances due from these foreign customers, in U.S. dollars, were $0.5 million and $0.9 million, respectively.

The following presents long-lived assets by geographic territory at December 31 (in thousands):

	2024	2023
Domestic	$2,387	$2,139
Foreign	188	250
	$2,575	$2,389

The following presents total net sales by geographic territory for the years ended December 31 (in thousands):

	2024	2023
Domestic	$10,400	$10,611
Foreign	1,298	1,448
Net sales	$11,698	$12,059

The following presents total net sales by line of business for the years ended December 31 (in thousands):

	2024	2023
Accelerate instrument and consumable revenue	$11,731	$11,928
Other revenue	(33)	131
Net sales	$11,698	$12,059

The following presents total net sales by products and services for the years ended December 31 (in thousands):

	2024	2023
Products	$10,217	$10,609
Services	1,481	1,450
Net sales	$11,698	$12,059

Lease income included in net sales in the consolidated statements of operations and comprehensive income was $0.9 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively, and was recorded in accordance with ASC 842. This income does not represent revenue recognized from contracts with customers in accordance with ASC 606.

NOTE 18. STOCKHOLDERS' DEFICIT

The Company has entered into a number of securities purchase and exchange agreements with affiliated and external parties throughout its history, and has provided equity-based compensation to its employees, directors and affiliated parties. See Note 11, Convertible Notes, Note 12, Related Party Transactions, and Note 14, Equity-Based Compensation, for further discussion of transactions impacting the Company’s stockholders’ deficit for the years ended December 31, 2024 and 2023.

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

Aggregate net proceeds from the January 2024 Public Units Offering and private placement offering of Units (including the additional Units purchased by the Schuler Trust in May 2024) for the year ended December 31, 2024 were approximately $13.7 million.

The Company evaluated the Pre-Funded Warrants to determine whether they are equity-classified or liability-classified instruments. The Company concluded that the Pre-Funded Warrants are indexed to the Company’s own stock and meet all other criteria for equity classification. Therefore, the Pre-Funded Warrants were recorded in contributed capital on the consolidated statements of stockholders’ deficit.

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

Proceeds from the January 2024 Public Units Offering were first allocated to the liability-classified instruments based on their fair value with the residual proceeds allocated to the equity-classified instruments based on their relative fair values. Transaction expenses were allocated among the equity-classified and liability-classified instruments. Those transaction expenses allocated to the equity-classified instruments were recorded as an offset to the proceeds in contributed capital on the consolidated statements of stockholders’ deficit. Those transaction expenses allocated to the liability-classified instruments were recorded to other expense on the consolidated statements of operations and comprehensive loss.

Fair Value of the Common Warrants

The Common Warrants had a fair value of $5.0 million (liability) upon issuance in January 2024, and were subsequently measured at fair value using Level 3 inputs. The estimated fair value of the Common Warrant liability as of December 31, 2024 was $4.6 million. An adjustment of $(0.4) million to the fair value of the Common Warrants was recorded in (loss) gain on fair value adjustment on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

The following table summarizes the significant inputs used to estimate the fair value of the Common Warrant liability as of December 31, 2024 and January 23, 2024:

	December 31, 2024	January 23, 2024
Exercise price	$1.65	$1.65
Term (years)	4.1	5.0
Volatility	59.00%	55.00%
Risk-free rate	4.37%	4.06%
Dividend yield	0.00%	0.00%

The volatility used to estimate the fair value of the Common Warrant liability is an unobservable input. As volatility is an estimate, there is a range of values that could be considered appropriate. Changes to this input could impact the fair value reported.

Treasury Stock

In 2018, in connection with the 2.50% Notes, the Company entered into a prepaid forward stock repurchase transaction (“Prepaid Forward”) with a financial institution (“Forward Counterparty”). Pursuant to the Prepaid Forward, the Company used approximately $45.1 million of the net proceeds from its issuance of the 2.50% Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s common stock underlying the Prepaid Forward was approximately 185,850. During March 2023, 185,850 shares of common stock were returned to the Company pursuant to its agreement with the Forward Counterparty. As of December 31, 2024 and 2023, these shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheets (and not outstanding for purposes of the calculation of basic and diluted earnings per share).

NOTE 19. SUBSEQUENT EVENTS

Nasdaq Delisting Notice

On January 28, 2025, the Company received written notice from Nasdaq’s Listing Qualifications Staff (the “Staff”) notifying the Company that for the last 31 consecutive business days, the Market Value of Listed Securities was below the minimum of $35 million required for continued listing on The Nasdaq Capital Market (“MVLS Requirement”). In accordance with Nasdaq rules, the Company has been provided with an initial period of 180 calendar days, or until July 28, 2025, to regain compliance with the MVLS Requirement. If, at any time before this date, the market value of the Company’s common stock closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide written confirmation to the Company and close the matter. If the Company does not regain compliance with the MVLS Requirement prior to this date, Nasdaq will provide written notification that the Company’s common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel. The Company is evaluating potential actions to regain compliance with the MVLS Requirement and intends to actively monitor the market value of common stock. The Company may also, if appropriate, consider other options to regain compliance with Nasdaq’s continued listing standards.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on the evaluation, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Company’s management, including its Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm because, as a “smaller reporting company” and non-accelerated filer, the Company’s independent registered public accounting firm is not required to issue such an attestation report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) under the Exchange Act during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Certain information required by Part III is omitted from this Form 10-K because the required information will be incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders, to be filed with the SEC pursuant to Regulation 14A of the Exchange Act (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit No.	Description	Filing Information
3.1	Certificate of Incorporation of Registrant	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on November 13, 2012
3.1.1	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C filed on July 12, 2013
3.1.2	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2016
3.1.3	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 15, 2019
3.1.4	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2021
3.1.5	Certificate of Designation of the Series A Preferred Stock of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 23, 2021
3.1.6	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
3.1.7	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
3.1.8	Certificate of Amendment to Certificate of Incorporation of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 13, 2023
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Annual Report on Form 8-K for the fiscal year ended August 8, 2019
3.2.1	Amendment No. 1 to the Amended and Restated Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 3, 2022
4.1	Specimen Common Stock Certificate	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018
4.2	Indenture, dated June 9, 2023, between Registrant and U.S. Bank Trust Company, National Association, as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
4.3	Form of 5.00% Senior Secured Convertible Notes due 2026 (included as Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
4.4	Indenture, dated August 8, 2024, among the Registrant, the guarantors named therein and U.S. Bank Trust Company, National Association	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
4.5	Form of 16.00% Notes (included as Exhibit 1 to Exhibit 4.4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
4.6	Description of our Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.6 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023
10.1	Registration Rights Agreement between Registrant and Abeja Ventures, LLC, dated as of June 26, 2012	Incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012
10.2*
Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan (as amended by the First Amendment to the Accelr8 Technology Corporation 2012 Omnibus Equity Incentive Plan and the Second Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan)
Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.2.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.2.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.2.3*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
10.2.4*	Sixth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2020
10.2.5*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed on March 22, 2013

10.2.6*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed on March 22, 2013
10.2.7*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.3	Registration Rights Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.4*	Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.5*	Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
10.5.1*	First Amendment to the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
10.5.2*	Second Amendment to the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2024
10.5.3*	Form of Restricted Stock Award Agreement under the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Filed herewith
10.5.4*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Filed herewith
10.6	Warrant, dated as of August 15, 2022, issued to the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022
10.7+	Sales and Marketing Agreement, dated as of August 15, 2022, by and between Registrant and Becton, Dickinson and Company	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022
10.8+	Restructuring Support Agreement, dated as of April 21, 2023 between the Registrant and Consenting Stakeholders	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023
10.9*	Agreement between Registrant and David Patience, dated as of March 9, 2023	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
10.10	Note Exchange Agreement, dated June 9, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.10.1	First Amendment to Note Exchange Agreement, dated December 11, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023
10.11	Note Purchase Agreement, dated June 9, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.11.1	First Amendment to Note Purchase Agreement, dated December 11, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023
10.12	Form of Security Agreement, dated June 9, 2023, between Registrant, as issuer, subsidiaries of Registrant, as guarantors, and U.S. Bank Trust Company, National Association, as Collateral Agent	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.13
Form of Patent Security Agreement, dated June 9, 2023, by Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 3 to Exhibit 10.22).
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.14
Form of Trademark Security Agreement, dated June 9, 2023, by Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 4 to Exhibit 10.22)

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.15	Warrant Agency Agreement, dated January 23, 2024, between Registrant and Broadridge Corporate Issuer Solutions	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
10.16	Form of Warrant	Incorporated by reference to Exhibit 4.6 to the Form S-1 Registration Statement (No. 333-276031) filed on January 18, 2024
10.17	Form of Pre-Funded Warrant	Incorporated by reference to Exhibit 4.7 to the Form S-1 Registration Statement (No. 333-276031) filed on January 18, 2024

10.18	Form of Subscription Agreement	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 25, 2024
10.19*	Mertz Change in Employment Status Agreement	Incorporated by reference to Exhibit 10.30 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023
10.2	Note Purchase Agreement, dated August 8, 2024, among the Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.21
Form of Intercreditor Agreement, dated August 8, 2024, among the Registrant, as issuer, U.S. Bank Trust Company, National Association, as collateral agent for the 16.00% Notes, and U.S. Bank Trust Company, National Association, as collateral agent for the 5.00% Notes
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.22	Form of Security Agreement, dated August 8, 2024, among the Registrant, as issuer, subsidiaries of the Registrant, as guarantors, and U.S. Bank Trust Company, National Association, as collateral agent	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.23
Form of Patent Security Agreement, dated August 8, 2024, by the Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 3 to Exhibit 10.22).
Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
10.24
Form of Trademark Security Agreement, dated August 8, 2024, by the Registrant, as pledgor, in favor of U.S. Bank Trust Company, National Association, as collateral agent (included as Exhibit 4 to Exhibit 10.22)
Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
16.1	Letter of Ernst & Young LLP, dated June 3, 2024	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024
19	Accelerate Diagnostics, Inc. Insider Trading Policy	Filed herewith
21	List of Subsidiaries	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
97	Clawback Policy	Incorporated by reference to Exhibit 97 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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

ACCELERATE DIAGNOSTICS, INC.

March 20, 2025	By: /s/ Jack Phillips
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

Signature	Title	Date

/s/ Jack Phillips Jack Phillips	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025

/s/ David Patience David Patience	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025

/s/ Hany Massarany Hany Massarany	Chairman of the Board of Directors	March 20, 2025

/s/ Mark Black Mark Black	Director	March 20, 2025

/s/ Wayne Burris Wayne Burris	Director	March 20, 2025

/s/ Louise Francesconi Louise Francesconi	Director	March 20, 2025

/s/ Marran H. Ogilvie Marran H. Ogilvie	Director	March 20, 2025

/s/ John Patience John Patience	Director	March 20, 2025

/s/ Jenny Regan Jenny Regan	Director	March 20, 2025

/s/ Jack Schuler Jack Schuler	Director	March 20, 2025