Form 10-K/A
period 2024-12-31
Accelerate Diagnostics, Inc
filed 2025-04-30
CIK 727207

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

Auditor Name	Auditor Location	Auditor Firm ID
WithumSmith+Brown, PC	East Brunswick, New Jersey	PCAOB ID No. 100
Ernst & Young LLP	Phoenix, Arizona	PCAOB ID No. 42

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 of Accelerate Diagnostics, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case, filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K.

The Company is filing this Form 10-K/A to include the Part III information in the Original Form 10-K because it does not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. Accordingly, this Form 10-K/A:

●	amends and restates in their entirety Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items; and
●	deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Form 10-K.

In addition, in connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, the Company is including with this Form 10-K/A new certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-K/A also amends and restates in its entirety Part IV, Item 15 of the Original Form 10-K.

Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information About Our Board of Directors and Executive Officers

The following table sets forth certain information with respect to the current members (“Directors”) of the board of directors of the Company (the “Board of Directors”) and the executive officers of the Company:

Name	Age	Position
Mark Black	56	Director
Wayne C. Burris	70	Director
Louise L. Francesconi	72	Director
Hany Massarany	63	Chairman of the Board of Directors
Gilbert Nathan	45	Director
Marran H. Ogilvie	56	Director
John Patience	77	Director
Jack Phillips	59	President and Chief Executive Officer and Director
Jennifer Regan	63	Director
Jack W. Schuler	84	Director
Paul Shalhoub	59	Director
Lawrence Mertz, Ph.D.	63	Chief Technology Officer
David Patience	39	Chief Financial Officer

The following sets forth key biographical information about the Directors and the executive officers of the Company.

Mark Black has served as a Director of the Company since May 18, 2023. Mr. Black is the co-Founder and Chief Investment Officer of Tiptree Advisors, LLC, a New York based asset management firm (formerly Corvid Peak Capital Management). Prior to the formation of Corvid Peak, Mr. Black was the Founder, CEO and CIO of Raveneur Investment Group, LP, a special-situations hedge fund. He has also served in the role as Partner and Portfolio Manager at Tricadia Capital, a multi-strategy hedge fund, and held investment professional roles at Eton Park Capital Management, LP and Strategic Value Partners, LLC. Mr. Black earned a B.S. in Finance from New York University, and an MBA from the Stanford Graduate School of Business.

We believe that Mr. Black is qualified to serve on our Board of Directors because of his experience in leadership and management roles in the finance industry, as well as his experience holding finance-related roles of increasing responsibility.

Wayne C. Burris has served as a Director of the Company since February 2, 2022. Mr. Burris served as the Senior Vice President and Chief Financial Officer at Roche Diagnostics Corporation from 1996 through his retirement in July 2019. He was a member of the Global Roche Diagnostics Finance Executive Committee where he was recognized as one of their top senior leaders. Before joining Roche Diagnostics, Mr. Burris was a senior manager for Price Waterhouse LLP. Mr. Burris currently serves on the board of Orthofix Medical Inc. (NASDAQ: OFIX). Mr. Burris is a Certified Public Accountant and earned a B.S. in Accounting and Finance from Butler University.

We believe that Mr. Burris is qualified to serve on our Board of Directors because of his experience in leadership and management roles in the healthcare industry as well as his experience holding finance-related roles of increasing responsibility.

Louise L. Francesconi has served as a Director of the Company since December 2, 2019. Before retiring, Ms. Francesconi served as President of Raytheon Missile Systems, a defense electronics corporation, from 1997 to 2008. During her tenure at Raytheon, Ms. Francesconi was named three times by Fortune Magazine to its 50 Most Powerful Women in Business list. Ms. Francesconi currently serves as a director of US Energy Corporation (NASDAQ: USEG) and as Chair of the Board of Trustees for TMC HealthCare, a regional healthcare system. Ms. Francesconi has previously served as a director of Stryker Corporation (NYSE: SYK), a medical technology company. Ms. Francesconi earned a B.S. in Economics from Scripps College, and an MBA from the University of California, Los Angeles.

We believe that Ms. Francesconi is qualified to serve on our Board of Directors because of her experience in leadership and management roles, and experience as a board member in a variety of industries, including as a director in the healthcare industry.

Hany Massarany has served as a Director of the Company since May 20, 2020, and Board Chairman since February 22, 2023. Mr. Massarany was President and Chief Executive Officer of GenMark Diagnostics, Inc. (NASDAQ: GNMK), a provider of multiplex molecular diagnostic solutions, from April 2011 to March 2020. From February 2009 to April 2011, Mr. Massarany served as President at Ventana and Head of Roche Tissue Diagnostics, a division of F. Hoffman-La Roche Ltd. focused on manufacturing instruments and reagents that automate tissue processing and slide staining diagnostics for cancer. From 1999 to 2009, Mr. Massarany held various global leadership positions with Ventana, including Chief Operating Officer, Executive Vice President, Worldwide Operations, Senior Vice President, Corporate Strategy and Development, and Vice President, North American Commercial Operations. Mr. Massarany also held executive management positions with Bayer Diagnostics and Chiron Diagnostics, working in both the Asia Pacific region and the United States. Mr. Massarany served on the board of directors of GenMark Diagnostics, Inc. from May 2011 to February 2020. Mr. Massarany currently serves as a director of Biodesix, Inc. (NASDAQ: BDSX), a medical diagnostics company. Mr. Massarany earned a B.S. in Microbiology and Immunology from Monash University in Australia, and an MBA from Melbourne University.

We believe that Mr. Massarany is qualified to serve on our Board of Directors because of his experience in leadership and management roles, and experience as a board member, in the healthcare industry.

Gilbert Nathan has served as a Director of the Company since April 10, 2025. Mr. Nathan has served as the Managing Member and a Director of Jackson Square Advisors LLC, a financial advisory and services firm, since September 2015. Mr. Nathan has also served as a director of Ready Capital Corporation since March 2019 and Alto Ingredients, Inc. (Nasdaq: ALTO) since November 2019. Mr. Nathan is also the Plan Administrator for Mission Coal Wind Down Co. LLC and the Chief Executive Officer of Cloud Peak Energy. From July 2013 to August 2015, Mr. Nathan was a senior analyst with Candlewood Investment Group, an investment firm. Mr. Nathan earned a Bachelor of Science degree in Management from Tulane University.

We believe that Mr. Nathan is well qualified to serve as a director due to his experience in restructuring businesses and his knowledge of financial markets.

Marran H. Ogilvie has served as a Director of the Company since May 19, 2023. Ms. Ogilvie has served as Senior Advisor to Garnett Station Partners, LLC, a boutique private equity firm focusing on consumer facing industries, since June 2021. Additionally, Ms. Ogilvie currently serves on the board of directors of Four Corners Property Trust, Inc. (NYSE: FCPT), a real estate investment trust that invests in restaurant properties in the U.S., since November 2015. Previously, Ms. Ogilvie served on the board of directors of GCP Applied Technologies Inc. (formerly NYSE: GCP) from 2019 until 2022 and Ferro Corporation (formerly NYSE: FOE), a supplier of functional coatings and color solutions, from 2017 until 2022. She also previously served as an Advisor to the Creditors Committee for the Lehman Brothers International (Europe) Administration (the “Creditors Committee”) from June 2010 until July 2018, which assisted the Administrators in finding solutions to the significant issues affecting the estate. She also previously served as a Representative of a Member of the Creditors Committee from January 2008 until June 2010. Ms. Ogilvie has also served on the board of directors of Evolution Petroleum Corporation (NYSE: EPM), a developer and producer of oil and gas reserves, from December 2017 until December 2020, Bemis Company, Inc. (formerly NYSE: BMS), a global manufacturer of flexible packaging products and pressure sensitive materials, from March 2018 until it was acquired in June 2019, Forest City Realty Trust, Inc. (formerly NYSE: FCEA), a real estate investment trust that was later acquired, from April 2018 to December 2018, LSB Industries, Inc. (NYSE: LXU), a chemical manufacturing company, from April 2015 to April 2018, Seventy Seven Energy Inc. (formerly NYSE: SSE), an oil field services company that was later acquired, from July 2014 to July 2016, The Korea Fund, Inc. (NYSE: KF), an investment company that invests in Korean public equities, from November 2012 to December 2017, ZAIS Financial Corp. (formerly NYSE: ZFC) (n/k/a Sutherland Asset Management Corp.), a real estate investment trust, from February 2013 to October 2016, and Southwest Bancorp, Inc. (formerly NASDAQ: OKSB), a regional commercial bank that was later acquired (“Southwest”), from January 2012 to April 2015. She also previously served as Southwest’s Advisor from September 2011 to January 2012. Prior to that, Ms. Ogilvie was a member of Ramius, LLC, an investment management firm, where she served in various capacities from 1994 to 2009 before the firm’s merger with Cowen Group, Inc. (“Cowen Group”), including as Chief Operating Officer from 2007 to 2009 and General Counsel and Chief Compliance Officer from 1997 to 2007. Following the merger in 2009, Ms. Ogilvie became Chief of Staff at Cowen Group until 2010. Ms. Ogilvie earned a Bachelor’s degree from the University of Oklahoma, and a Juris Doctorate from St. John’s University School of Law.

We believe that Ms. Ogilvie is qualified to serve on our Board of Directors because of her substantial business experience and financial background, coupled with her extensive experience serving as a director of public companies.

John Patience has served as a Director of the Company since June 26, 2012. From June 2012 to February 2023, Mr. J. Patience served as the Board Chairman. Mr. J. Patience also serves as a director and chairman of the board of Biodesix, Inc. (NASDAQ: BDSX), a medical diagnostics company. Mr. J. Patience is a founding partner of Crabtree Partners, a private equity investment firm. Mr. J. Patience served as a director of Ventana Medical Systems, Inc. from 1989 and as Vice Chairman from 1999 until Ventana’s acquisition by Roche in 2008. Mr. J. Patience served as a director of Stericycle, Inc. (NASDAQ: SRCL) since its founding in 1989 until June of 2018. Mr. J. Patience was previously a partner of a venture capital investment firm that provided both Ventana and Stericycle with early stage funding. Mr. J. Patience also was previously a partner in the consulting firm of McKinsey & Co., Inc., specializing in health care. Mr. J. Patience earned a B.A. in Liberal Arts and an L.L.B. from the University of Sydney, Australia, and an MBA from the University of Pennsylvania’s Wharton School of Business.

We believe that Mr. J. Patience is qualified to serve on our Board of Directors because of his experience in leadership and management roles in the field of medicine, as well as his experience as a board member and investor in companies in the healthcare industry.

Jack Phillips has served as a Director of the Company and as the Company’s President and Chief Executive Officer (“CEO”) since February 1, 2020. From August 2019 to January 2020, Mr. Phillips served as the Company’s Chief Operating Officer (“COO”). Prior to joining the Company, Mr. Phillips served as President and Chief Executive Officer of Roche Diagnostics Corporation, a division of Roche Holding AG, a biotech company, from January 2010 through August 2019. As President and Chief Executive Officer of Roche Diagnostics Corporation, Mr. Phillips was accountable for commercial operations, performance, and strategy of approximately 4,200 employees in the United States and Canada. He also served as a member of Roche’s global Diagnostics Leadership Team. Prior to his role as President and Chief Executive Officer of Roche Diagnostics Corporation, Mr. Phillips held senior leadership roles at Ventana Medical Systems, a cancer diagnostic company and a member of the Roche Group, including Senior Vice President of Commercial Operations for North America and Japan from July 1999 to December 2009. Before joining Ventana Medical Systems, Mr. Phillips worked at Bayer Diagnostics and Motorola. Mr. Phillips earned a B.S. in marketing from Northern Kentucky University.

We believe that Mr. Phillips is qualified to serve on our Board of Directors because of his experience in leadership and management roles at our Company, as well as his experience as a senior executive in the healthcare and medical device industries.

Jennifer Regan has served as a Director of the Company since May 19, 2023. Ms. Regan co-founded Key Tech, an end-to-end product development firm specializing in the design of complex automated devices and systems for medical applications, and served as its Chief Executive Officer from 1998 until her retirement in September 2022. Following her retirement, Ms. Regan continues to serve as a member of Key Tech’s Advisory Board. Ms. Regan has also served as a member of the Advisory Board to the Maryland Momentum Fund of the University System of Maryland since 2021 and as a member of the board of the University of Maryland Clark School of Engineering since 2013. Ms. Regan was previously the Co-Founder and President of Corey Regan Inc., a consulting firm in the nuclear power industry, and a project and client Manager at MPR Associates, an engineering consulting firm. Ms. Regan earned a B.S. in Physics from Georgetown University, and a B.S. in Mechanical Engineering from The Catholic University of America.

We believe that Ms. Regan is qualified to serve on our Board of Directors because of her extensive leadership experience and technical background in the medical device, diagnostic, and drug delivery industries.

Jack W. Schuler has served as a Director of the Company since June 26, 2012. Mr. Schuler is a founding partner of Crabtree Partners, a private investment firm. Mr. Schuler served as a Director of Ventana Medical Systems, Inc. from 1991 and as Chairman of the Board from 1995 until Ventana’s acquisition by Roche in 2008. Mr. Schuler held various executive positions at Abbott Laboratories from December 1972 through August 1989, including President and Chief Operating Officer. Mr. Schuler previously served on the boards of Abbott Laboratories, Medtronic (Lead Director), Stericycle (Chairman), and Quidel Corp. He is currently a director of Biodesix, Inc. (NASDAQ: BDSX). Mr. Schuler earned a B.S. in Mechanical Engineering from Tufts University and an MBA from Stanford University.

We believe that Mr. Schuler is qualified to serve on our Board of Directors because of his experience in leadership and management roles in the healthcare industry, as well as his experience as a board member in the healthcare and medical device industries.

Paul Shalhoub has served as a Director of the Company since April 10, 2025. Mr. Shalhoub was an associate and then partner in the Business Reorganization and Restructuring Department of Willkie Farr & Gallagher LLP from September 1991 through December 31, 2022. Mr. Shalhoub earned a J.D. from New York University School of Law in 1991 and a B.A. in Political Science from the State University of New York at Binghamton in 1988.

We believe that Mr. Shalhoub is qualified to serve on our Board of Directors because of his experience in restructuring businesses.

Lawrence Mertz, Ph.D. has served as the Company’s Chief Technology Officer (“CTO”) since June 23, 2022. From May 2021 to June 2023, Dr. Mertz served as the Company’s Senior Vice President, Head of Research and Development. Dr. Mertz has over 30 years of experience working in the diagnostics and life science industries in various technical leadership roles and has led the successful ideation and development of numerous IVD instrumented platforms and assays leveraging microbiological, genomic, molecular and immunochemical technologies. Prior to joining the Company, Dr. Mertz was Senior Vice President of Research and Development and Clinical Operations for Meridian Biosciences, Inc. (NASDAQ: VIVO) leading a team of more than 100 employees and supporting the portfolio strategy and development of four separate IVD platforms and assays. Dr. Mertz also served as the Vice President of Research and Development, Engineering for Progenity, Inc. (NASDAQ: PROG) where he was responsible for research and development, product and software development supporting the development and implementation of human genome sequencing assays and clinical services for blood pre-natal testing and liquid biopsy. From 2006 to 2017, Dr. Mertz held multiple positions at Becton Dickenson, Inc. (NYSE: BDX) culminating in the Vice President of Research and Development for the Molecular Diagnostics division. In this role, he led more than 120 employees in the platform and assay development focused on syndromic infectious disease areas including gastrointestinal, respiratory, sexually transmitted disease, blood borne and blood sepsis. Dr. Mertz earned a B.S. in Chemistry and a Ph.D. in Biochemistry from the State University of New York at Buffalo, where he has been recognized as a distinguished alumnus.

David Patience has served as the Company’s Chief Financial Officer (“CFO”) since April 1, 2023. From February 2021 to March 2023, Mr. D. Patience served as the Company’s Senior Director, Business Development and Strategic Finance. From September 2017 to February 2021, Mr. D. Patience served as the Company’s Director, Head of Finance, Planning and Analysis. Prior to joining the Company, Mr. D. Patience held positions with Morgan Stanley’s Investment Banking Division, Continental Advisors Equity Group, and various financial research roles with Nuveen Investments. Mr. D. Patience earned a B.S. in Business Administration from the University of Colorado Leeds School of Business and an MBA from the University of Chicago Booth School of Business.

Family Relationships

Effective as of April 1, 2023, Mr. D. Patience is employed as the Company’s CFO. Mr. D. Patience is the son of Mr. J. Patience, who currently serves as a Director and is the former Chairman of the Board. This relationship was reviewed and approved by the Audit Committee of the Board.

Director Arrangements

Pursuant to Mr. Phillips’ employment agreement entered into with the Company on January 31, 2020, so long as Mr. Phillips is employed as the Company’s CEO, the Company will use its reasonable efforts, subject to applicable law and the rules of Nasdaq and the Company’s Amended and Restated Bylaws, to cause Mr. Phillips to be nominated for election to the Board at the Company’s annual shareholder meeting.

Pursuant to that certain note purchase agreement, dated June 9, 2023, by and among the Company and certain investors named therein (the “2023 Note Purchase Agreement”), Indaba Capital Management L.P. had the right to identify a candidate for appointment to the Board (the “Indaba Nominee”). Mr. Black was the Indaba Nominee and was appointed to the Board on May 18, 2023. Further, at such time as the Company’s 5.00% Senior Secured Convertible Notes due 2026 (the “5.00% Notes”) are no longer outstanding, Mr. Black, as the Indaba Nominee, and Ms. Ogilvie are required to resign from the Board, unless the Company requests either to remain on the Board. See “Certain Relationships and Related Transactions, and Director Independence—Indaba” under Part III, Item 13 of this Form 10-K/A for additional information for additional information regarding director arrangements.

Mr. Nathan was proposed for election to the Board by certain holders pursuant to their director nomination rights under that certain note purchase agreement, dated August 8, 2024, relating to the Company’s 16.00% Super-Priority Senior Secured PIK Notes due 2025.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, requires the Company’s Directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2024.

Code of Ethics

The Company has adopted a code of ethics for its principal executive officer and senior financial officers and a code of ethics and standards of conduct that is applicable to all Directors, officers and employees, a copy of which is available online at https://ir.axdx.com/governance-documents. Shareholders may also request a free copy of these documents from: ACCELERATE DIAGNOSTICS, INC., 3950 South Country Club Road, Suite 470, Tucson, Arizona 85714, Attn: Corporate Secretary. The Company intends to satisfy the requirement under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of such codes of ethics by posting such information on our website.

Audit and Governance Committee

The Board of Directors maintains a standing Audit and Governance Committee comprised of Mr. Burris (Chair), Mr. Black, Mr. Massarany and Ms. Ogilvie. Each member of the Audit and Governance Committee satisfies the applicable independence standards specified in the Nasdaq Listing Rules and the related rules of the SEC pertaining to audit committees and has been determined by the Board to be “financially literate” with accounting or related financial management experience. The Board has also determined that Mr. Burris is an “audit committee financial expert” as defined under SEC rules and regulations, and qualifies as a financially sophisticated audit committee member as required under Rule 5605(c)(2)(A) of the Nasdaq Listing Rules.

Insider Trading Policy

The Board of Directors has adopted an insider trading policy (the “Insider Trading Policy”) that governs the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, and employees while in possession of confidential information. The Company believes the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to the Original Form 10-K.

Hedging, Short Sales and Related Policies

Pursuant to the Insider Trading Policy, all Directors, officers and employees of the Company (collectively, “Team Members”), as well as their spouses, minor children, other persons living in their household and entities over which they exercise control, are prohibited from engaging in the following transactions in the Company’s securities unless advance unanimous approval is obtained from members of the compliance committee designated by the Board:

●	Hedging. Team Members may not enter into hedging or monetization transactions or similar arrangements with respect to the Company’s securities.
●	Short sales. Team Members may not sell the Company’s securities short;
●	Options trading. Team Members may not buy or sell puts or calls or other derivative securities on the Company’s securities; and
●	Trading on margin. Team Members may not hold the Company’s securities in a margin account or pledge the Company’s securities as collateral for a loan.

Item 11. Executive Compensation

Compensation Overview

The purpose of this Compensation Overview section is to provide material information about the Company’s compensation philosophy, objectives and other relevant policies and to explain and put into context the material elements of the disclosure that follows with respect to the compensation of our named executive officers (“NEOs”). For the year ended December 31, 2024, our NEOs were:

Jack Phillips, President and CEO

David Patience, CFO

Larry Mertz, CTO

Determining Executive Compensation

On an ongoing basis, the Compensation and Nominating Committee reviews the performance and compensation of our President and CEO and the Company’s other executive officers.

Our President and CEO provides input to the Compensation and Nominating Committee regarding the performance of the other NEOs and offers recommendations regarding their compensation packages in light of such performance. The Compensation and Nominating Committee is ultimately responsible, however, for determining the compensation of the NEOs, including our President and CEO.

Compensation Philosophy and Objectives

The Compensation and Nominating Committee and the Board believe that the Company’s executive compensation programs for its executive officers should reflect the Company’s performance and the value created for its shareholders. In addition, we believe our executive compensation programs should support the goals and values of the Company and should reward individual contributions to the Company’s success. Specifically, the Company’s executive compensation program is intended to, among other things:

●	attract and retain the highest caliber executive officers;

●	drive achievement of business strategies and goals;
●	motivate performance in an entrepreneurial, incentive-driven culture;
●	closely align the interests of executive officers with the interests of the Company’s shareholders;
●	promote and maintain high ethical standards and business practices; and
●	reward results and the creation of shareholder value.

Factors Considered in Determining Compensation; Elements of Compensation

The Compensation and Nominating Committee makes executive compensation decisions on the basis of total compensation, rather than on individual components of compensation. We attempt to create an integrated total compensation program structured to balance both short- and long-term financial and strategic goals. Our compensation should be competitive enough to attract and retain the highest caliber executive officers. In this regard, we have historically utilized a combination of two or more of the following types of compensation to compensate our executive officers:

●	base salary;
●	annual performance bonuses payable as equity awards; and
●	long-term equity compensation, consisting of stock options, time-based restricted stock units (“RSUs”), and performance stock units (“PSUs”). RSUs and stock options are typically granted with a multiple year vesting schedule to promote long-term retention. PSUs may be tied to the achievement of a variety of performance metrics, which may include commercial targets, product development targets and/or other metrics. Each vested RSU and PSU will be settled in one share of the Company’s common stock.

The Compensation and Nominating Committee’s philosophy regarding the mix of the three components of compensation is that equity awards should be emphasized over base salaries. The Compensation and Nominating Committee believes this approach preserves the Company’s cash and strongly aligns executive officer incentives with shareholder interests.

The Compensation and Nominating Committee periodically reviews each executive officer’s base salary and makes appropriate recommendations to the Board. Base salaries are based on the following factors:

●	the Company’s performance for the prior fiscal years and subjective evaluation of each executive’s contribution to that performance;
●	the performance of the particular executive in relation to established goals or strategic plans;
●	competitive levels of compensation for executive positions based on information drawn from informal internal benchmark analysis of base salaries for executive officers at similarly sized, public medical technology companies, and other relevant information; and
●	our obligations under the applicable executive officer’s employment agreement or offer letter (if any).

Performance bonuses and equity compensation are awarded based upon the recommendation of the Compensation and Nominating Committee. These grants are made with a view to linking executives’ compensation to the long-term financial success of the Company and its shareholders.

Role of Say-On-Pay Votes

As selected by our shareholders at the 2019 Annual Meeting of Shareholders and approved by our Board, an advisory vote to approve the compensation of our NEOs (the “say-on-pay proposal”) is held every three years. At the 2022 Annual Meeting of Shareholders approximately 80.8% of the votes cast on the say-on-pay proposal were voted in favor of the proposal. The Compensation and Nominating Committee carefully considers the level of voting support from our Shareholders on our say-on-pay vote and will continue to consider the outcome of votes on say-on-pay proposals when making future compensation decisions for our NEOs.

Equity Award Grant Policies and Practices

While the granting of equity awards to officers, Directors and other employees is not expressly addressed in the Company’s Insider Trading Policy, the Company follows the same principles set forth in such policy when granting equity awards, including any stock options, stock appreciation rights (“SARs”) and similar instruments, to its officers, Directors and other employees with access to material nonpublic information. Generally, the Board or the Compensation and Nominating Committee does not approve grants of equity awards close in time to the disclosure of material nonpublic information and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

The Company did not award stock options, SARs or similar instruments in 2024 or in relation to 2024 performance.

Other Compensation Policies and Considerations; Tax Issues and Risk Management

As part of its role, the Compensation and Nominating Committee reviews and considers the deductibility of executive compensation under the U.S. Internal Revenue Code (the “Code”) and, historically, the intention of the Compensation and Nominating Committee has been to compensate our NEOs in a manner that maximizes the Company’s ability to deduct compensation for federal income tax purposes (although no assurances have ever been made nor can be made or given with respect to our ability to deduct any compensatory payment to any of our executives).

Section 162(m) of the Code, as in effect for tax years beginning prior to December 31, 2017, provided that we could not deduct compensation of more than $1,000,000 paid in any year to the executives designated as “covered employees” under Section 162(m) of the Code, unless the compensation in excess of $1,000,000 qualified as “performance-based compensation” under Section 162(m) of the Code. Although the Compensation and Nominating Committee historically considered the implications of Section 162(m) on its ability to deduct compensation, the Compensation and Nominating Committee has always retained the discretion to award compensation that is not “performance-based compensation” under Section 162(m) of the Code if it determined that providing such compensation was appropriate with respect to the achievement of our business objectives and in the best interests of the Company and its shareholders. The Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law in December 2017, eliminated the exception for “performance-based compensation” with respect to 2018 and future years. As a result, we expect that, except to the extent that compensation is eligible for limited transition relief applicable to binding contracts in effect on November 2, 2017 and not materially modified thereafter, compensation that is paid or provided to our Section 162(m) “covered employees” that exceeds $1,000,000 per year will be nondeductible under Section 162(m).

The Compensation and Nominating Committee continues to monitor the impact that the repeal of the “performance-based compensation” exception to Section 162(m) will have on the Company’s compensation plans, awards, and arrangements, including whether and to what extent our existing agreements and programs qualify for the transition relief described above.

Section 409A of the Code imposes an additional 20% federal income tax and penalties upon employees who receive “non-qualified deferred compensation” that does not comply with Section 409A. The Compensation and Nominating Committee takes into account the impact of Section 409A in designing our executive compensation plans and programs that provide for “non-qualified deferred compensation” and, as a general rule, these plans and programs are designed either to comply with the requirements of Section 409A or to qualify for an applicable exception to Section 409A so as to avoid possible adverse tax consequences that may result from failure to comply with Section 409A. We cannot, however, guarantee that the compensation will comply with the requirements of Section 409A or an applicable exception thereto.

On an annual basis, the Compensation and Nominating Committee evaluates the Company’s compensation policies and practices for its employees, including the NEOs, to assess whether such policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. Based on its evaluation, the Compensation and Nominating Committee has determined that the Company’s compensation policies and practices do not create such risks.

Stock Ownership Guidelines

In order to promote a meaningful, permanent level of ownership in the Company and alignment of interests of the Board and NEOs with shareholders, in February 2021 the Board adopted stock ownership guidelines (the “Stock Ownership Guidelines”) for Board members and NEOs. The Stock Ownership Guidelines identify the minimum level of stock ownership expected of Board members (3 x annual retainer), the CEO (5 x annual base salary), and other NEOs (3 x annual base salary). Individuals are expected to achieve their respective minimum ownership level within five years of becoming subject to the Stock Ownership Guidelines. The Stock Ownership Guidelines are available online at https://ir.axdx.com/governance-documents.

Nonqualified Executive Deferred Compensation Plan

Our NEOs and other executive officers are eligible to participate in the Accelerate Diagnostics, Inc. Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”), pursuant to which certain of our highly compensated employees are permitted to defer up to 70% of their annual base salary into such plan. The Deferred Compensation Plan was adopted effective January 1, 2020. We do not make any contributions to the Deferred Compensation Plan on behalf of any participant, including any NEO, so each participant is fully vested in his or her account balances at all times. Investment gains or losses credited to a participant’s account in the Deferred Compensation Plan are based on investment elections made by the participant from prescribed mutual fund investment options. Each participant in the Deferred Compensation Plan makes his or her own individual investment elections and may change any such investment election during the annual enrollment window. No deferral elections under the Deferred Compensation Plan were made for the years ended December 31, 2024 and 2023.

2023 Performance Incentive Program

In May 2023, the Compensation and Nominating Committee approved a 2023 performance incentive program (the “2023 Performance Program”). The 2023 Performance Program consisted of two commercial and product development goals to be achieved during 2023. In the first quarter of 2024, the Compensation and Nominating Committee determined that the Company had achieved a level of performance under the 2023 Performance Program of 28%.

2023 Long-Term Incentive Program

In May 2023, the Compensation and Nominating Committee approved the annual executive long-term incentive program (“2023 LTI Program”). The 2023 LTI Program consisted of RSUs with a three-year vesting period with 40% vesting on the second anniversary of the grant date and the remaining 60% vesting on the third anniversary of the grant date.

2024 Performance Incentive Program

In May 2024, the Compensation and Nominating Committee approved a 2024 performance incentive program (the “2024 Performance Program”). The 2024 Performance Program consisted of awards of PSUs and, for Mr. Patience and Dr. Mertz, additional cash bonuses. The PSUs will vest, and any applicable cash bonus will be paid, based upon the Company’s achievement of certain objectives relating to the submission to and approval by the U.S. Food and Drug Administration (the “FDA”) of the Accelerate WAVETM system by certain targeted dates (the “FDA Objectives”). Partial payouts under the 2024 Performance Program is possible depending on the timing of the achievement of the applicable

FDA Objective, provided, however, that no PSUs will vest, and no cash bonus will be paid, in the event that the Company does not obtain FDA approval of the Accelerate WAVE system by December 31, 2025.

2024 Long-Term Incentive Program

In May 2024, the Compensation and Nominating Committee approved the annual executive long-term incentive program (“2024 LTI Program”). The 2024 LTI Program consisted of RSUs with a three-year vesting period with 40% vesting on the second anniversary of the grant date and the remaining 60% vesting on the third anniversary of the grant date.

Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our NEOs for services rendered in all capacities during the noted periods. The fiscal years ended December 31, 2024 and 2023 are indicated below by “2024” and “2023,” respectively.

				Stock
		Salary		Awards	Total
Name and Principal Position	Year	($)		($)(1)	($)
Jack Phillips, President and CEO	2024	595,000	(2)	692,372	1,275,435
	2023	595,000	(2)	2,409,105	3,004,105

David Patience, CFO(3)	2024	316,438		228.222	540,691
	2023	285,272		871,432	1,156,704

Larry Mertz, CTO(4)	2024	340,847		231,482	568,360
	2023	335,939		616,224	952,163
(1)	The amount reflects the aggregate grant date fair value of RSU and PSU awards, as applicable, during each year calculated in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Part II, Item 8, Note 14, Equity-Based Compensation of the Original Form 10-K. See “—Compensation Overview” and “—Executive Compensation—2024 Outstanding Equity Awards at Fiscal Year-End” for additional information regarding awards granted in 2024 and 2023. The value of the PSU award at the grant date, assuming the highest level of performance conditions will be achieved, are $529,200, $176,400, and $176,400 for Messrs. Phillips, Patience, and Mertz, respectively.
(2)	Unrealized investment gain credited to Mr. Phillips’ account in the Deferred Compensation Plan relating to prior deferral elections was $65,153 as of December 31, 2024, and is not included in the Salary column. Investment income credited to Mr. Phillips’ account in the Deferred Compensation Plan was $53,242 and $39,016 for the years ended December 31, 2024 and 2023, respectively, and is not included in the Salary column. See “—Compensation Overview—Nonqualified Deferred Compensation Plan” for additional information.
(3)	Mr. Patience was appointed as the Company’s CFO, effective April 1, 2023.
(4)	Dr. Mertz was appointed as the Company’s CTO effective June 23, 2022.

2024 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by the NEOs at December 31, 2024:

		Option Awards					Stock Awards
										Equity		Equity
										Incentive		Incentive
										Plan Awards:		Plan Awards:
									Market	Number of		Market Value
		Number of					Number of		Value	Unearned		of Unearned
		securities	Number of				Shares or		of Shares	Shares or		Shares or
		underlying	securities				Units of		or Units of	Units of		Units of
		unexercised	underlying		Option		Stock That		Stock That	Stock That		Stock That
		options (#)	unexercised		Exercise	Option	Have Not		Have Not	Have Not		Have Not
		exercisable	options (#)		Price	Expiration	Vested		Vested	Vested		Vested
Name	Grant Date	(#)	unexerciable		($)	Date	(#)		($)	(#)		($)
Jack Phillips	8/6/2019	124,991	—		170.00	8/6/2029	—		—	—		—
Jack Phillips	1/1/2020	2,526	—		169.00	1/1/2030	—		—	—		—
Jack Phillips	2/1/2020	—	—		—	—	1,000	(1)	1,200	—		—
Jack Phillips	4/4/2022	—	—		—	—	53,283	(2)	63,940	—		—
Jack Phillips	6/26/2023	—	—		—	—	313,157	(3)	375,788	—		—
Jack Phillips	5/29/2024	—	—		—	—	360,000	(4)	432,000	—		—
Jack Phillips	5/29/2024	—	—		—	—	—		—	360,000	(5)	432,000
David Patience	11/18/2017	2,250	—		188.00	11/8/2027	—		—	—		—
David Patience	3/7/2018	51	—		259.50	3/7/2028	—		—	—		—
David Patience	1/1/2019	1,811	—		115.00	1/1/2029	—		—	—		—
David Patience	1/1/2019	4,500	—		115.00	1/1/2029	—		—	—		—
David Patience	1/1/2020	1,516	—		169.00	1/1/2030	—		—	—		—
David Patience	3/24/2020	357	—		59.30	3/24/2030	—		—	—		—
David Patience	3/24/2020	800	200	(6)	59.30	3/24/2030	—		—	—		—
David Patience	4/16/2020	1,000	—		83.60	4/16/2030	—		—	—		—
David Patience	3/7/2022	1,600	2,400	(7)	23.40	3/7/2032	—		—	—		—
David Patience	2/26/2022	—	—		—	—	1,500	(8)	1,800	—		—
David Patience	4/1/2023	—	—		—	—	50,000	(9)	60,000	—		—
David Patience	6/18/2023	—	—		—	—	61,184	(10)	73,421	—		—
David Patience	5/29/2024	—	—		—	—	120,000	(4)	144,000	—		—
David Patience	5/29/2024	—	—		—	—	—		—	120,000	(5)	144,000
Larry Mertz	5/20/2021	10,000	—		70.90	5/20/2031	—		—	—		—
Larry Mertz	4/4/2022	—	—		—	—	4,298	(2)	5,158	—		—
Larry Mertz	6/18/2023	—	—		—	—	66,353	(10)	79,624	—		—
Larry Mertz	5/29/2024	—	—		—	—	120,000	(4)	144,000	—		—
Larry Mertz	5/29/2024	—	—		—	—	—		—	120,000	(5)	144,000
(1)	RSUs vest in equal annual amounts on each anniversary of the grant date over five years, beginning on February 1, 2021 and ending on February 1, 2025.
(2)	RSU award vests 40% on April 4, 2024, and the balance vests on April 4, 2025.
(3)	RSU award vests 20% on June 26, 2025, 20% on July 10, 2025, 30% on June 26 2026, and 30% on July 10, 2026.
(4)	RSU award vests 40% on May 29, 2026, and the balance vests on May 29, 2027.
(5)	The number of PSUs is based upon achieving the threshold level of performance under the 2024 Performance Program. See “—Compensation Overview—2024 Performance Incentive Program” for additional information regarding the vesting of these PSUs.
(6)	Option award vests in equal annual amounts on each anniversary of the grant date over five years, beginning on March 24, 2021, and ending on March 24, 2025.
(7)	Option award vests 40% on March 7, 2024, and the balance vests on March 7, 2025.

(8)	RSU award vests 40% on February 26, 2024, and the balance vests on February 26, 2025.
(9)	RSU award vests 40% on April 1, 2025, and the balance vests on April 1, 2026.

(10) RSU award vests 40% on June 18, 2025, and the balance vests on June 18, 2026.

Potential Payments Upon Termination or Change-in-Control

The Company has entered into salary continuation, severance or similar agreements or arrangements with Mr. Phillips, Mr. D. Patience, and Dr. Mertz. Under their current employment agreements, all unvested equity awards accelerate upon the closing of a transaction resulting in a Change of Control (as defined in the Company’s 2022 Omnibus Incentive Compensation Plan (“2022 Incentive Plan”)), notwithstanding anything in the Company’s incentive plans to the contrary. Pursuant to the employment agreements, in the event of termination of employment by the Company without Cause (as defined in the employment agreements) or by the executive for Good Reason (as defined in the employment agreements) prior to a Change of Control, the executive will be entitled to a severance payment equal to the sum of: (i) 12 months of his then base salary and (ii) his average amount earned under the Company’s annual cash incentive program over the term of his employment, plus a pro-rated amount under the Company’s annual cash incentive program for the year in which termination occurs. In addition, in the event of termination of employment by the Company without Cause or by the executive for Good Reason during the 12-month period following a Change of Control, the executive will receive a severance payment equal to the sum of: (i) 18 months of his then base salary and (ii) 18 times the monthly amount that is charged to COBRA qualified beneficiaries for the same medical coverage options elected immediately prior to his last day of employment, plus a pro-rated amount under the Company’s annual cash incentive program for the year in which termination occurs.

Executive Arrangements

Phillips

On January 31, 2020, Mr. Phillips entered into an employment agreement (the “Phillips Employment Agreement”) with the Company in connection with his appointment as President and CEO of the Company, effective February 1, 2020. The Phillips Employment Agreement superseded and replaced Mr. Phillips’ prior employment agreement with the Company entered into on August 6, 2019, relating to his employment as the Company’s COO. Unless terminated earlier in accordance with the terms of the Phillips Employment Agreement, Mr. Phillips’ employment as President and CEO of the Company was to continue until February 1, 2022, and automatically renews for additional one-year periods unless either the Company or Mr. Phillips provides notice prior to the end of the then-current term. Pursuant to the Phillips Employment Agreement, Mr. Phillips is entitled to an annual base salary of $595,000. Mr. Phillips was also granted 5,000 RSUs, which vest in equal annual amounts on each anniversary of the grant date over five years. Beginning January 1, 2020, Mr. Phillips was eligible to earn an annual cash bonus equal to 100% of his base salary as of the first day of the calendar year, with the opportunity to earn up to (but not exceed) 150% of his base salary as of the first day of the calendar year. Beginning January 1, 2021, Mr. Phillips is also eligible to receive stock options, performance shares, and other awards under the 2022 Incentive Plan, as determined by the Compensation and Nominating Committee. For information regarding potential payments to Mr. Phillips upon termination or change-in-control pursuant to the Phillips Employment Agreement, see “—Executive Compensation—Potential Payments Upon Termination or Change-in-Control.”

D. Patience

Mr. D. Patience was appointed as the Company’s CFO on April 1, 2023. Pursuant to his employment agreement (the “D. Patience Employment Agreement”), Mr. D. Patience is entitled to an annual base salary of $319,300 per year, subject to review and adjustment on an annual basis, and received a grant of 50,000 RSUs on April 1, 2023. Mr. D. Patience is eligible to participate in the Company’s annual cash incentive program, with a target incentive bonus of 60% of his base salary. Mr. D. Patience is also eligible to receive annual stock options, performance shares and other awards under the 2022 Incentive Plan, as determined by the Compensation and Nominating Committee, provided that the value of such equity award targets will equal 150% of his then base salary. For information regarding potential payments to Mr. D. Patience upon termination or change-in-control pursuant to the D. Patience Employment Agreement, see “—Executive Compensation—Potential Payments Upon Termination or Change-in-Control.”

Mertz

Dr. Mertz was appointed as the Company’s CTO on June 23, 2022. Pursuant to his employment agreement, (the “Mertz Employment Agreement”), Dr. Mertz is entitled to an annual base salary of $342,916 per year, subject to review and adjustment on an annual basis. Dr. Mertz is eligible to participate in the Company’s annual cash incentive program, with a target incentive bonus of 60% of his base salary. Dr. Mertz is also eligible to receive annual stock options, performance shares and other awards under the 2022 Incentive Plan, as determined by the Compensation and Nominating Committee, provided that the value of such equity award targets will equal 150% of his then base salary. For information regarding potential payments to Dr. Mertz upon termination or change-in-control pursuant to the Mertz Employment Agreement, see “—Executive Compensation—Potential Payments Upon Termination or Change-in-Control.”

Director Compensation

Directors who are also employees of the Company (including Mr. Phillips) do not receive any separate compensation in connection with their Board service, and the Company does not pay cash fees to any of its Directors other than Messrs. Shalhoub and Nathan, each of whom shall receive a monthly cash fee of $25,000. Non-employee Directors generally receive an RSU award upon joining the Board, which is calculated using a pre-determined formula and vests 20% per year over a five-year period, beginning on the first anniversary of the date of the Director’s election to the Board. Non-employee Directors also receive annual equity awards with a nominal value of $60,000. All equity awards vest after 12 months, unless a non-employee Director in good standing leaves prior to 12 months, in which case the vesting is pro-rated based on the number of months served following the date of grant. Other than Messrs. Shalhoub and Nathan, the Company compensates its non-employee Directors solely with equity in keeping with the Company’s overall goal of preserving cash. In addition, the Company believes larger equity awards, rather than cash fees, align Director incentives with the interests of the Company’s shareholders. The Company reimburses non-employee Directors for reasonable expenses related to their Board service.

Additionally, pursuant to the Director Equity Deferral Program adopted by the Board, a Director may elect to defer the payment of 100% of the RSU award until the first to occur of: (a) the date on which the Director ceases to be a member of the Board; (b) the date specified by the Director in writing; or (c) the date of the closing of a transaction that results in a Change of Control (as defined in the 2022 Incentive Plan) as long as such Change of Control constitutes a “change in control event” as defined in Section 409A of the Code.

The following table sets forth the compensation our non-employee Directors received for serving as our Directors for the year ended December 31, 2024:

	Stock
	Awards (1)			Total
Name	($)			($)
Mark Black	58,667	*	(2)	58,667
Wayne C. Burris	58,667	*	(2)	58,667
Louise L. Francesconi	58,667		(2)	58,667
Hany Massarany	58,667		(2)	58,667
Marran H. Ogilvie	58,667	*	(2)	58,667
John Patience	58,667		(2)	58,667
Jennifer Regan	58,667		(2)	58,667
Jack W. Schuler	58,667	*	(2)	58,667
Matthew W. Strobeck, Ph.D.(3)	—			—
*	Pursuant to the Company’s Director Equity Deferral Program described above, the Director elected to defer settlement of the RSUs to a future date as defined in the program.

(1)	The amount reflects the aggregate grant date fair value of RSU awards calculated in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Part II, Item 8, Note 14, Equity-Based Compensation of the Original Form 10-K.
(2)	Includes 66,667 RSUs granted to the Director on May 20, 2024, which vest on May 20, 2025.
(3)	Matthew W. Strobeck, Ph.D., who served on the Board during the year ended December 31, 2024 but did not stand for re-election at the Company’s 2024 Annual Meeting of Shareholders, received no compensation as a Director for the year ended December 31, 2024.

As of December 31, 2024, our non-employee Directors held unvested RSUs and options to purchase the following number of shares of the Company’s common stock:

	Option	Stock
Name	Awards	Awards
Mark Black	—	98,245	*
Wayne C. Burris	—	110,572	*
Louise L. Francesconi	9,287	85,614
Hany Massarany	12,504	85,614
Marran H. Ogilvie	—	98,245	*
John Patience	9,824	105,839	*
Jennifer Regan	—	85,614
Jack W. Schuler	9,006	85,614	*
Matthew W. Strobeck, Ph.D. (former Director)	—	—
*	Includes certain RSUs for which the Director has elected to defer settlement of pursuant to the Director Equity Deferral Program to a future date as defined in the program.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The table set forth below presents the securities authorized for issuance with respect to compensation plans under which equity securities are authorized for issuance as of December 31, 2024:

Equity Compensation Plan
Number of
securities remaining
	Number of		Weighted-	available for
	securities to be		average	future issuance
	issued upon		exercise	under equity
	exercise of		price of	compensation plans
	outstanding options		outstanding	(excluding
	and release of		options,	securities
	restricted		warrants and	reflected in the
Plan category	stock units		rights(1)	1st column) (3)
Equity compensation plans approved by security holders	3,784,530	(2)	150.48	2,394,480
Equity compensation plans not approved by security holders	—		—	—
Total	3,784,530		150.48	2,394,480
(1)	Shares issuable upon vesting of RSUs and PSUs have been excluded from the calculation of the weighted average exercise price because they have no exercise price.
(2)	Represents 297,550 shares subject to outstanding stock options and 3,486,980 shares that may be issued upon vesting of outstanding RSUs and PSUs (assuming the maximum performance level for PSUs).

(3)	Represents shares of common stock remaining available for issuance under the Company’s 2022 Omnibus Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of April 15, 2025 of (i) each of the Company’s NEOs and Directors; (ii) all executive officers and Directors as a group; and (iii) each person known to the Company to be the beneficial owner of more than 5% of its common stock. The Company deems shares that may be acquired by an individual or group within 60 days of April 15, 2025, including pursuant to the exercise of options or warrants, the conversion of convertible securities or settlement of RSUs, to be outstanding for the purpose of computing the percentage ownership of such individual or group, but these shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 25,291,666 shares of common stock outstanding as of April 15, 2025.

The information as to beneficial ownership was either (i) furnished to the Company by or on behalf of the persons named or (ii) determined based on a review of the beneficial owners’ Schedules 13D/G and Section 16 filings with respect to the Company’s common stock. Unless otherwise indicated, the business address of each person listed is c/o Accelerate Diagnostics, Inc., 3950 South Country Club Road, Suite 470, Tucson, Arizona 85714.

	Amount of
	Beneficial	Percentage
Name of Beneficial Owner	Ownership	of Class
NEOs and Directors:
Mark Black(1)	84,035	*
Wayne C. Burris(2)	91,625	*
Louise L. Francesconi(3)	122,845	*
Hany Massarany(4)	133,852	*
Gilbert Nathan	—	*
Marran H. Ogilvie(5)	84,035	*
John Patience(6)	1,010,299	4.0%
Jack Phillips(7)	335,557	1.3%
Jenny Regan(8)	84,035	*
Jack W. Schuler(9)	11,369,455	40.1%
Paul Shalhoub	—	*
David Patience(10)	98,479	*
Larry Mertz(11)	94,803	*
All executive officers and Directors as a group (11 persons)	13,509,020	48.6%
Other 5% Shareholders
Entities Affiliated with Indaba Capital Management, L.P.(12)	2,751,762	9.9%
Entities Affiliated with Armistice Capital, LLC(13)	2,078,000	8.3%
*	Represents less than 1% of the Company’s issued and outstanding common stock.
(1)	Mr. Black is a Director of the Company. Amount includes 12,631 shares that were issuable upon the vesting of RSUs, the receipt of which has been deferred until the Director ceases to be a member of the Board and 71,404 shares that will vest within 60 days of April 15, 2025.
(2)	Mr. Burris is a Director of the Company. Amount includes 1,678 shares held directly, 22,441,shares that were issuable upon the vesting of RSUs, the receipt of which has been deferred until the Director ceases to be a member of the Board, and 67,506 shares that will vest within 60 days of April 15, 2025.
(3)	Ms. Francesconi is a Director of the Company. Amount includes 33,558 shares held directly; 75,954 shares that are issuable upon exercise of 9,287 options; 66,667 RSUs that are vested or vest within 60 days of April 15, 2025; and 13,333 shares issuable upon exercise of a warrant.

(4)	Mr. Massarany is the Chairman of the Board. Amount includes 3,000 shares held by the Massarany Family Trust dated November 15, 2012; 36,891 shares held directly; 77,295 shares that are issuable upon exercise of options; 77,295 RSUs that are vested or vest within 60 days of April 15, 2025; and 16,666 shares issuable upon exercise of a warrant. Mr. Massarany has sole voting and dispositive power with respect to the shares held by the Massarany Family Trust dated November 15, 2012 in his capacity as trustee of the trust.
(5)	Ms. Ogilvie is a Director of the Company. Amount includes 12,631 shares that were issuable upon the vesting of RSUs, the receipt of which has been deferred until the Director ceases to be a member of the Board and 71,404 shares that will vest within 60 days of April 15, 2025.
(6)	Mr. J. Patience is a Director of the Company. Amount includes 653,224 shares held and 16,666 shares issuable upon exercise of a warrant held by the John Patience Trust dated 7/23/1993; 214,046 shares held by Patience Enterprises LP; 3,941 shares held by the John Patience IRA; and 26,471 shares held by the Ventana Charitable Foundation. Mr. Patience has sole voting and dispositive power with respect to the shares held by the John Patience Trust dated 7/23/1993, Patience Enterprises LP, and the Ventana Charitable Foundation. Mr. Patience disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein. Amount also includes 20,225 shares that were issuable upon the vesting of RSUs, the receipt of which has been deferred until the Director ceases to be a member of the Board; 9,059 shares that are issuable to him upon exercise of options; and 66,667 RSUs that are vested or vest within 60 days of April 15, 2025.
(7)	Mr. Phillips is a Director of the Company and is the Company’s President and CEO. Amount includes 191,374 shares held directly; 16,666 shares issuable upon exercise of a warrant; and 127,517 shares that are issuable to him upon exercise of options or settlement of RSUs that are vested or vest within 60 days of April 15, 2025. Amount does not include 5,558 Shares held by the John J. Phillips Investment Irrevocable Trust, dated July 31, 2019, for which a third-party serves as the trustee. Mr. Phillips does not have voting or dispositive power with respect to the shares held by the John J. Phillips Investment Irrevocable Trust, dated July 31, 2019.
(8)	Ms. Regan is a Director of the Company. Amount includes 12,631 shares held directly and 71,404 shares that vest within 60 days of April 15, 2025;
(9)	Mr. Schuler is a Director of the Company. Amount includes 20,225 shares held directly; and 8,310,388 shares held by the Jack W. Schuler Living Trust (the “Schuler Trust”). Mr. Schuler has sole voting and dispositive power with respect to the shares held by the Schuler Trust in his capacity as trustee of the trust. Amount includes 8,241 shares that are issuable to him upon exercise of options; and 66,667 RSUs that are vested or vest within 60 days of April 15, 2025. Amount also includes 2,963,934 shares issuable upon exercise of warrants.

(10) Mr. D. Patience is the Company’s CFO. Amount includes 64,568 shares held directly and 760 shares held by his spouse. The amount also includes 16,666 shares issuable upon exercise of a warrant and 16,485 shares issuable to him upon exercise of options or settlement of RSUs that are vested or vest within 60 days of April 15, 2025.

(11) Dr. Mertz is the Company’s CTO. Amount includes 84,803 shares held directly and 10,000 shares issuable upon exercise of options or settlement of RSUs that are vested or vest within 60 days of April 15, 2025.

(12) Based on a Schedule 13D/A filed with the SEC on February 6, 2025. Indaba Capital Management, L.P., IC GP, LLC, and Derek C. Schrier reported shared voting and dispositive power with respect to 2,751,762 shares, which represented shares issuable upon conversion of 5.00% Notes held by the reporting persons giving effect to the Beneficial Ownership Limitation (as defined below). Without giving effect to the Beneficial Ownership Limitation, the reporting persons would be entitled to receive an additional 2,394,385 shares issuable upon the conversion of 5.00% Notes held by the reporting persons as reported in the Schedule 13D/A. The indenture for the 5.00% Notes contains a blocker provision that, together with a letter agreement between the Company and Indaba Capital Fund, L.P., prohibits the conversion of the 5.00% Notes by the reporting persons if such conversion would result in the reporting persons’ beneficial ownership exceeding 9.9% of the number of outstanding Shares at any time (the “Beneficial Ownership Limitation”). By written notice to the Company, Indaba Capital Fund, L.P. may from time to time increase or decrease the Beneficial Ownership Limitation to any other percentage; provided that such increase will not be effective until the 65th day after such notice is delivered to the Company. The amount presented in this table represents the updated beneficial ownership total of the reporting persons giving effect to the Beneficial Ownership Limitation as of April 15, 2025. The address of the principal office of such reporting persons is One Letterman Drive, Building D, Suite DM700, San Francisco, California 94129.

(13) Based on a Schedule 13G/A filed with the SEC on February 14, 2025. Armistice Capital, LLC and Steven Boyd reported shared voting and dispositive power with respect to 2,078,000 shares. The address of the principal office of such reporting persons is 510 Madison Avenue, 7th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company has established policies and other procedures regarding approval of transactions between the Company and any employee, officer, Director, and certain of their family members and other related persons. These policies and procedures are generally not in writing but are evidenced by long standing principles adhered to by our Board. The disinterested members of the Board review, approve, and ratify transactions that involve “related persons” and potential conflicts of interest. Related persons must disclose to the disinterested members of the Board any potential related person transactions and must disclose all material facts with respect to such transaction. All such transactions will be reviewed by the disinterested members of the Board and, in their discretion, approved or ratified. In determining whether to approve or ratify a related person transaction, the disinterested members of the Board will consider the relevant facts and circumstances of the transaction, which may include factors such as the relationship of the related person with the Company, the materiality or significance of the transaction to the Company and the related person, the business purpose and reasonableness of the transaction, whether the transaction is comparable to a transaction that could be available to the Company on an arms-length basis, and the impact of the transaction on the Company’s business and operations.

Since the beginning of fiscal year 2023, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s Directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest, other than:

Schuler

●	2022 Securities Purchase Agreement Amendment. On March 24, 2022, the Company entered into a securities purchase agreement (the “2022 Securities Purchase Agreement”) with the Schuler Trust for the issuance and sale by the Company of approximately 0.2 million shares of the Company’s common stock to the Schuler Trust. Jack W. Schuler is the trustee of the Schuler Trust and is a Director and a significant shareholder of the Company. Pursuant to the 2022 Securities Purchase Agreement, the Schuler Trust agreed to purchase the shares at a purchase price (determined in accordance with Nasdaq rules relating to the “market value” of the Company’s common stock) of $16.40 per share, which was equal to the consolidated closing bid price reported by Nasdaq immediately preceding the time the Company entered into the 2022 Securities Purchase Agreement, for an aggregate purchase price of $4.0 million. As discussed further below, the Company and the Schuler Trust entered into an amendment to the 2022 Securities Purchase Agreement in connection with the Restructuring Transactions (as defined below), pursuant to which the terms of settlement were changed, and the Company issued and sold approximately 0.5 million shares of common stock to the Schuler Trust for proceeds of $4.0 million under the 2022 Securities Purchase Agreement in June 2023.
●	2023 Secured Note Amendment. As discussed further below, the Company and the Schuler Trust entered into an amendment to the secured promissory note in an aggregate principal amount of $34.9 million held by the Schuler Trust (the “2022 Schuler Secured Note”) in connection with the Restructuring Transactions, pursuant to which the share conversion price was changed from $21.20 to $10.60, and the 2022 Schuler Secured Note, including any accrued interest, was contemporaneously settled through the Company’s issuance of approximately 3.4 million shares of the Company’s common stock to the Schuler Trust in June 2023. No interest on the 2022 Schuler Secured Note was paid to the Schuler Trust during the years ended December 31, 2024 and 2023.
●	2023 Restructuring Transactions. On April 21, 2023, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the Company’s 2.50% Convertible Senior Notes due 2023 (the “2.50% Notes”), the Schuler Trust, as the holder of the 2022 Schuler Secured Note, and the Tanya Eva Schuler Trust, the Therese Heidi Schuler Trust and Schuler Grandchildren LLC (collectively, the “”Schuler Parties”), as the holders of the Company’s Series A Preferred Stock (the “Series A Preferred Shares”), to negotiate in good faith to effect a series of transactions to allow for the restructuring of the Company’s capital structure (the “Restructuring Transactions”). The Schuler Parties are related to Jack W. Schuler but are not affiliates of his. In connection with the consummation of the Restructuring Transactions, on June 9, 2023, among other things, (i) the Company and the Schuler Trust entered into a Consent and Amendment No. 1 to the 2022 Schuler Secured Note, pursuant to which the share conversion price of the 2022 Schuler Secured Note was changed from $21.20 to $10.60 and the 2022 Schuler Secured Note, including any accrued interest, was contemporaneously settled through the Company’s issuance of approximately 3.4 million shares of the Company’s common stock to the Schuler Trust; (ii) the Company and the Schuler Trust entered into Amendment No. 1 to the 2022 Securities Purchase Agreement, pursuant to which the terms of settlement were changed and the Company issued and sold approximately 0.5 million shares of the Company’s common stock to the Schuler Trust at a purchase price of $8.20 per share for proceeds of $4.0 million under the 2022 Securities Purchase Agreement; (iii) the Schuler Purchasers exercised their right to convert a total of approximately 4.0 million Series A Preferred Shares and received approximately 0.4 million shares of the Company’s common stock upon such conversion; and (iv) the Company and the Schuler Trust entered the 2023 Securities Purchase Agreement (as defined below) as discussed further below.
●	2023 Securities Purchase Agreement. On June 9, 2023, the Company and the Schuler Trust entered into an additional securities purchase agreement (the “2023 Securities Purchase Agreement”), pursuant to which the Schuler Trust was required, at the Company’s option, either to (i) purchase approximately 1.4 million shares of common stock from the Company valued at $7.20 per share for an aggregate purchase price of $10 million or (ii) backstop a public offering by the Company of common stock for aggregate proceeds of $10 million, in either case with a closing date no later than December 15, 2023 (the “2023 SPA Closing Date”). On December 12, 2023, the Company and the Schuler Trust entered into a First Amendment to the 2023 Securities Purchase Agreement, pursuant to which the 2023 SPA Closing Date was changed to February 15, 2024, and the Schuler Trust agreed to purchase $2 million in a backstopped public offering. As discussed further below, concurrently with the completion of the January 2024 Public Units Offering (as defined below), the Company sold 1.2 million Units (as defined below) at a purchase price of $1.73 per Unit to the Schuler Trust in satisfaction of the Schuler Trust’s obligation under the 2023 Securities Purchase Agreement.
●	January 2024 Unit Offering. On January 23, 2024, the Company closed a public offering (the “January 2024 Public Units Offering”) of units (the “Units”), each consisting of one share of the Company’s common stock and one warrant (a “2024 Warrant”) to purchase one share of common stock, and for certain investors in lieu thereof, pre-funded units, each consisting of one pre-funded warrant to purchase one share of the Company’s common stock and one 2024 Warrant. The public offering price for each Unit was $1.50. The 2024 Warrants have an exercise price of $1.65 per share, were immediately exercisable upon issuance, and will remain exercisable until the date that is five years after their original issuance.

On January 19, 2024, the Company entered into a subscription agreement (the “2024 Schuler Subscription Agreement”) with the Schuler Trust for the issuance and sale by the Company in a private placement offering of an aggregate of approximately 2.8 million Units. Pursuant to the 2024 Schuler Subscription Agreement, the Schuler Trust purchased approximately 1.2 million Units, at a purchase price of $1.73 per Unit, concurrently with the closing of the January 2024 Public Units Offering, and purchased an additional approximately 1.6 million Units, at a purchase price of $1.73 per Unit, on May 20, 2024.

Strobeck

●	January 2024 Unit Offering. Birchview Fund, LLC purchased 100,000 Units in the January 2024 Public Units Offering at the public offering price of $1.50 per Unit. Matthew W. Strobeck, Ph.D., is the Managing Partner of Birchview Fund, LLC and previously served as a Director of the Company until May 2024.

Indaba

●	2023 Restructuring Transactions. As discussed above, on April 21, 2023, the Company entered into the Restructuring Support Agreement with various parties, including Indaba Capital Management, L.P. (together with its affiliates, “Indaba”), as a holder of the 2.50% Notes. In connection with the consummation of the Restructuring Transactions, on June 9, 2023, the Company also, among other things, (i) entered into a note exchange agreement with certain investors named therein, including Indaba, pursuant to which Indaba exchanged approximately $20.2 million aggregate principal amount of 2.50% Notes for approximately $20.6 million aggregate principal amount of 5.00% Notes (inclusive of additional 5.00% Notes in respect of interest accrued on the 2.50% Notes from September 15, 2022) and (ii) entered into the 2023 Note Purchase Agreement with certain investors named therein, including Indaba, pursuant to which Indaba purchased approximately $2.1 million aggregate principal amount of 5.00% Notes for cash. As of the date hereof, Indaba beneficially owns more than 5% of the Company’s common stock.

The 5.00% Notes mature on December 15, 2026 and bear interest at a rate of 5% per annum, payable in kind. Interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2023. The 5.00% Notes, including any 5.00% Notes issued as a result of the payment of interest in kind, will be convertible into shares of the Company’s common stock at an initial conversion price of approximately $7.20 per share, which reflects the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount of 5.00% Notes. The initial conversion price was subject to adjustment based on the positive difference between the 31 to 90 day volume-weighted average price, subject to a cap of $8.30 per share. On October 18, 2023, the Company evaluated the conversion rate in accordance with the terms of the 5.00% Notes and determined the initial conversion rate of 138.88889 shares of common stock per $1,000 principal amount will continue to be the conversion rate through the remaining term of the 5.00% Notes. Upon conversion of the 5.00% Notes, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock, or a combination of cash and shares, at the Company’s election. The 5.00% Notes are secured by substantially all of the assets of the Company and its subsidiaries. See Part II, Item 8, Note 11, Convertible Notes of the Original Form 10-K for additional information regarding the 5.00% Notes.

Pursuant to the 2023 Note Purchase Agreement, Indaba had the right to identify a candidate for appointment to the Board. Mr. Black was the Indaba Nominee and was appointed to the Board on May 18, 2023. Further, at such time as the 5.00% Notes are no longer outstanding, Ms. Ogilvie and Mr. Black, as the Indaba Nominee, are required to resign from the Board, unless the Company requests either to remain on the Board.

For the years ended December 31, 2024 and 2023, no interest was paid on the 2.50% Notes to Indaba. For the years ended December 31, 2024 and 2023, the Company paid interest to Indaba on the 5.00% Notes by payment-in-kind through the issuance of approximately an additional $1.2 million and $0.6 million, respectively, aggregate principal amount of 5.00% Notes. As of the date hereof, Indaba held approximately $24.4 million aggregate principal amount of 5.00% Notes and no 2.50% Notes.

●	2024 Note Purchase Agreement. On August 8, 2024, the Company entered into a note purchase agreement (the “2024 Note Purchase Agreement”) with certain investors named therein, including Indaba, pursuant to which Indaba purchased $11.5 million aggregate principal amount of the Company’s 16.00% Super-Priority Senior Secured PIK Notes due 2025 (the “16.00% Notes”) for cash.

The 16.00% Notes mature on December 31, 2025 and bear interest at a rate of 16.00% per annum, payable in kind. Interest is payable quarterly in arrears on the last business day of each March, June, September and December, commencing on September 30, 2024. The 16.00% Notes are secured by a super-priority security interest in the same collateral that secures the 5.00% Notes. See Part II, Item 8, Note 10, Notes Payable of the Original Form 10-K for additional information regarding the 16.00% Notes.

Pursuant to the 2024 Note Purchase Agreement, Indaba has the right to appoint a person to the Board (the “New Indaba Appointee”), who shall be a member of the Board by, but no earlier than, March 31, 2025, unless the Board or the Company is prevented from doing so by applicable law. Indaba exercised its right and appointed Gilbert Nathan. The Board reviewed Mr. Nathan’s qualifications and unanimously agreed to his appointment on April 10, 2025. For so long as any 16.00% Notes are outstanding, unless the Board or the Company is prevented from doing so by applicable law, the Company shall take all necessary action to include in the slate of nominees recommended by the Company for election as directors at each applicable annual or special meeting of stockholders at which directors are to be elected, the New Indaba Appointee. Additionally, the Company shall take all necessary action to have the New Indaba Appointee appointed to serve on each committee of the Board requested by the New Indaba Appointee.

For the year ended December 31, 2024, the Company paid interest to Indaba on the 16.00% Notes by payment-in-kind through the issuance of approximately an additional $0.7 million aggregate principal amount of 16.00% Notes. As of the date hereof, Indaba held approximately $12.2 million aggregate principal amount of 16.00% Notes.

Director Independence

The Board has affirmatively determined that Directors Black, Burris, Francesconi, Massarany, Nathan, Ogilvie, Regan, Shalhoub and Schuler (constituting a majority of the full Board) are “independent directors” under Nasdaq Listing Rule 5605(a)(2) and the related rules of the SEC. In making this determination, the Board considered the current and prior relationships that each individual has with the Company and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each individual. Former Director Strobeck, who served on the Board during the year ended December 31, 2024 but did not stand for re-election at the Company’s 2024 Annual Meeting of Shareholders, was previously determined to be independent by the Board as well.

Item 14. Principal Accountant Fees and Services

Fees Billed by WithumSmith+Brown, PC

Audit Fees

Fees and related expenses for the audit by WithumSmith+Brown, PC of our annual financial statements, its review of the financial statements included in our quarterly reports and other services that were provided in connection with statutory and regulatory filings totaled approximately $0.6 million for the year ended December 31, 2024.

Audit-Related Fees

During the year ended December 31, 2024, WithumSmith+Brown, PC did not bill us for any audit-related fees.

Tax Fees

During the year ended December 31, 2024, WithumSmith+Brown, PC did not bill us for any tax fees.

All Other Fees

During the year ended December 31, 2024, WithumSmith+Brown, PC did not bill us for other professional services.

Fees Billed by Ernst & Young, LLP

Audit Fees

Fees and related expenses for the audit by Ernst & Young, LLP of our annual financial statements, its review of the financial statements included in our quarterly reports and other services that were provided in connection with statutory and regulatory filings totaled approximately $1.1 million for the year ended December 31, 2023.

Audit-Related Fees

During the year ended December 31, 2023, Ernst & Young, LLP did not bill us for any audit-related fees.

Tax Fees

Tax Fees consist of fees billed for tax-related professional services provided by Ernst & Young, LLP, which totaled approximately $55,000 during the year ended December 31, 2023.

All Other Fees

During the year ended December 31, 2023, Ernst & Young, LLP did not bill us for other professional services.

Policy on Audit and Governance Committee Pre-Approval of Services

The Audit and Governance Committee must pre-approve all services to be performed for us by our independent registered public accounting firm. Pre-approval is granted usually at regularly scheduled meetings of the Audit and Governance Committee. If unanticipated items arise between regularly scheduled meetings of the Audit and Governance Committee, the Audit and Governance Committee has delegated authority to the chair of the Audit and Governance Committee to pre-approve services, in which case the chair communicates such pre-approval to the full Audit and Governance Committee at its next meeting. The Audit and Governance Committee also may approve the additional unanticipated services by either convening a special meeting or acting by unanimous written consent. During the years ended December 31, 2024 and 2023, all services billed by WithumSmith+Brown, PC and Ernst & Young, LLP, respectively, were pre-approved by the Audit and Governance Committee in accordance with this policy.

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

Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.2.1*	Third Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2017
10.2.2*	Fourth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.6 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.2.3*	Fifth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2019
10.2.4*	Sixth Amendment to the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 14, 2020
10.2.5*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement (No. 333-187439) filed on March 22, 2013
10.2.6*	Form of Incentive Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement (No. 333-187439) filed on March 22, 2013
10.2.7*	UK Sub-Plan under the Accelerate Diagnostics, Inc. 2012 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.9.7 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018
10.3	Registration Rights Agreement, dated December 24, 2020 by and among Registrant and the purchasers party thereto	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2020
10.4*	Agreement between Registrant and Jack Phillips, dated as of January 31, 2020	Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K filed on February 28, 2020
10.5*	Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 17, 2022
10.5.1*	First Amendment to the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2023
10.5.2*	Second Amendment to the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 13, 2024
10.5.3*	Form of Restricted Stock Award Agreement under the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.5.3 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
10.5.4*	Form of Nonqualified Stock Option Award Agreement under the Accelerate Diagnostics, Inc. 2022 Omnibus Equity Incentive Plan	Incorporated by reference to Exhibit 10.5.4 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
10.6	Warrant, dated as of August 15, 2022, issued to the Jack W. Schuler Living Trust	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 15, 2022

10.7+	Sales and Marketing Agreement, dated as of August 15, 2022, by and between Registrant and Becton, Dickinson and Company	Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2022
10.8+	Restructuring Support Agreement, dated as of April 21, 2023 between the Registrant and Consenting Stakeholders	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 24, 2023
10.9*	Agreement between Registrant and David Patience, dated as of March 9, 2023	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023
10.10	Note Exchange Agreement, dated June 9, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.10.1	First Amendment to Note Exchange Agreement, dated December 11, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023
10.11	Note Purchase Agreement, dated June 9, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
10.11.1	First Amendment to Note Purchase Agreement, dated December 11, 2023, between Registrant and certain investors named therein	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 13, 2023
10.12	Form of Security Agreement, dated June 9, 2023, between Registrant, as issuer, subsidiaries of Registrant, as guarantors, and U.S. Bank Trust Company, National Association, as Collateral Agent	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 13, 2023
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

Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 8, 2024
16.1	Letter of Ernst & Young LLP, dated June 3, 2024	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2024
19	Accelerate Diagnostics, Inc. Insider Trading Policy	Incorporated by reference to Exhibit 19 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
21	List of Subsidiaries	Incorporated by reference to Exhibit 21 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
23.1	Consent of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 23.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
23.2	Consent of Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 23.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 31.1 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 31.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 32 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024
97	Clawback Policy	Incorporated by reference to Exhibit 97 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith
*	Management contract or compensatory plan or arrangement.
+	Portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. An unredacted copy of this exhibit will be furnished supplementally to the SEC upon request.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCELERATE DIAGNOSTICS, INC.

April 29, 2025	By:	/s/ Jack Phillips
Jack Phillips
President and Chief Executive Officer